Form 10-Q
period 2014-08-31
Jefferies Group LLC
filed 2014-10-08
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

JEFFERIES GROUP LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q

August 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Financial Condition (Unaudited)- August 31, 2014 and November 30, 2013	2

Consolidated Statements of Earnings (Unaudited)- Three and Nine Months Ended August 31, 2014 (Successor), Three and Six Months Ended August 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	3

Consolidated Statements of Comprehensive Income (Unaudited)- Three and Nine Months Ended August 31, 2014 (Successor), Three and Six Months Ended August 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	5

Consolidated Statements of Changes in Equity (Unaudited)- Nine Months Ended August 31, 2014 (Successor), Nine Months Ended November 30, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	6

Consolidated Statements of Cash Flows (Unaudited)- Nine Months Ended August 31, 2014 (Successor), Six Months Ended August 31, 2013 (Successor) and Three Months Ended February 28, 2013 (Predecessor)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	77
Item 3. Quantitative and Qualitative Disclosures About Market Risk	117
Item 4. Controls and Procedures	117

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	117
Item 1A. Risk Factors	118
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	118
Item 6. Exhibits	118

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands)

	August 31, 2014	November 30, 2013
ASSETS
Cash and cash equivalents ($178 and $176 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	$$4,035,239	$3,561,119
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,301,185	3,616,602
Financial instruments owned, at fair value, (including securities pledged of $14,263,610 and $13,253,537 at August 31, 2014 and November 30, 2013, respectively; and $57,157 and $97,912 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	18,420,173	16,650,043
Investments in managed funds	77,881	57,285
Loans to and investments in related parties	631,568	701,873
Securities borrowed	6,270,452	5,359,846
Securities purchased under agreements to resell	4,570,533	3,746,920
Securities received as collateral	8,326	11,063
Receivables:
Brokers, dealers and clearing organizations	2,412,829	2,207,978
Customers	1,660,122	958,246
Fees, interest and other ($1,036 and $0 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	258,122	251,072
Premises and equipment	242,009	202,467
Goodwill	1,723,619	1,722,346
Other assets ($0 and $2,275 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,152,022	1,130,136

Total assets	$$44,764,080	$40,176,996

LIABILITIES AND EQUITY
Short-term borrowings	$92,000	$12,000
Financial instruments sold, not yet purchased, at fair value	9,723,247	7,271,613
Collateralized financings:
Securities loaned	2,468,513	2,506,122
Securities sold under agreements to repurchase	10,532,059	10,779,845
Other secured financings ($603,948 and $226,000 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	616,666	234,711
Obligation to return securities received as collateral	8,326	11,063
Payables:
Brokers, dealers and clearing organizations	1,919,230	1,320,700
Customers	5,943,491	5,169,321
Accrued expenses and other liabilities ($0 and $706 at August 31, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,232,156	1,217,141
Long-term debt	6,625,978	6,232,806

Total liabilities	39,161,666	34,755,322

EQUITY
Member’s paid-in capital	5,539,206	5,280,420
Accumulated other comprehensive income:
Currency translation adjustments	29,240	21,341
Additional minimum pension liability	2,759	2,759

Total accumulated other comprehensive income	31,999	24,100

Total member’s equity	5,571,205	5,304,520
Noncontrolling interests	31,209	117,154

Total equity	5,602,414	5,421,674

Total liabilities and equity	$44,764,080	$40,176,996

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands)

	Successor
	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Revenues:
Commissions	$159,085	$153,402
Principal transactions	144,354	(24,910)
Investment banking	467,793	309,339
Asset management fees and investment income from managed funds	8,463	13,549
Interest	249,251	230,672
Other	26,489	28,630

Total revenues	1,055,435	710,682
Interest expense	212,126	178,987

Net revenues	843,309	531,695

Non-interest expenses:
Compensation and benefits	477,268	293,771
Non-compensation expenses:
Floor brokerage and clearing fees	55,967	49,166
Technology and communications	67,286	62,266
Occupancy and equipment rental	28,477	26,205
Business development	27,800	17,624
Professional services	31,231	25,269
Other	19,645	34,012

Total non-compensation expenses	230,406	214,542

Total non-interest expenses	707,674	508,313

Earnings before income taxes	135,635	23,382
Income tax expense	51,762	8,493

Net earnings	83,873	14,889
Net earnings attributable to noncontrolling interests	312	3,149

Net earnings attributable to Jefferies Group LLC	$83,561	$11,740

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED (UNAUDITED)

(In thousands, except per share amounts)

	Successor		Predecessor
	Nine Months Ended August 31, 2014	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Revenues:
Commissions	$488,526	$316,161	$146,240
Principal transactions	566,133	109,661	300,278
Investment banking	1,213,262	586,473	288,278
Asset management fees and investment income from managed funds	15,319	24,076	10,883
Interest	782,059	489,337	249,277
Other	57,962	54,875	27,004

Total revenues	3,123,261	1,580,583	1,021,960
Interest expense	657,932	390,450	203,416

Net revenues	2,465,329	1,190,133	818,544
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,465,329	1,186,765	807,583

Non-interest expenses:
Compensation and benefits	1,390,043	667,651	474,217
Non-compensation expenses:
Floor brokerage and clearing fees	159,500	98,068	46,155
Technology and communications	201,849	126,105	59,878
Occupancy and equipment rental	81,652	58,430	24,309
Business development	79,193	40,356	24,927
Professional services	81,395	54,788	24,135
Other	54,656	52,732	14,475

Total non-compensation expenses	658,245	430,479	193,879

Total non-interest expenses	2,048,288	1,098,130	668,096

Earnings before income taxes	417,041	88,635	139,487
Income tax expense	155,962	33,500	48,645

Net earnings	261,079	55,135	90,842
Net earnings attributable to noncontrolling interests	3,760	3,887	10,704

Net earnings attributable to Jefferies Group LLC/common stockholders	$257,319	$51,248	$80,138

Earnings per common share:
Basic	N/A	N/A	$0.35
Diluted	N/A	N/A	$0.35
Dividends declared per common share	N/A	N/A	$0.075
Weighted average common shares:
Basic	N/A	N/A	213,732
Diluted	N/A	N/A	217,844

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Successor
	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Net earnings	$83,873	$14,889

Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(8,744)	5,549

Total other comprehensive income (loss), net of tax (1)	(8,744)	5,549

Comprehensive income	75,129	20,438
Net earnings attributable to noncontrolling interests	312	3,149

Comprehensive income attributable to Jefferies Group LLC	$74,817	$17,289

	Successor		Predecessor
	Nine Months Ended August 31, 2014	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Net earnings	$261,079	$55,135	$90,842

Other comprehensive income (loss), net of tax:
Currency translation adjustments	7,899	(5,917)	(10,018)

Total other comprehensive income (loss), net of tax (1)	7,899	(5,917)	(10,018)

Comprehensive income:	268,978	49,218	80,824
Net earnings attributable to noncontrolling interests	3,760	3,887	10,704

Comprehensive income attributable to Jefferies Group LLC/common stockholders	$265,218	$45,331	$70,120

(1)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Nine Months Ended August 31, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$—	$20
Issued	—	—	1

Balance, end of period	$—	$—	$21

Member’s paid-in capital
Balance, beginning of period	$5,280,420	$4,754,101	$—
Contributions	—	362,255	—
Net earnings to Jefferies Group LLC	257,319	161,191	—
Tax benefit for issuance of share-based awards	1,467	2,873	—

Balance, end of period	$5,539,206	$5,280,420	$—

Additional paid-in capital
Balance, beginning of period	$—	$—	$2,219,959
Benefit plan share activity (1)	—	—	3,138
Share-based expense, net of forfeitures and clawbacks	—	—	22,288
Proceeds from exercise of stock options	—	—	57
Acquisitions and contingent consideration	—	—	2,535
Tax deficiency for issuance of share-based awards	—	—	(17,965)
Dividend equivalents on share-based plans	—	—	1,418

Balance, end of period	$—	$—	$2,231,430

Retained earnings
Balance, beginning of period	$—	$—	$1,281,855
Net earnings to common shareholders	—	—	80,138
Dividends	—	—	(17,217)

Balance, end of period	$—	$—	$1,344,776

Accumulated other comprehensive income (loss) (2) (3)
Balance, beginning of period	$24,100	$—	$(53,137)
Currency adjustment	7,899	21,341	(10,018)
Pension adjustment, net of tax	—	2,759	—

Balance, end of period	$31,999	$24,100	$(63,155)

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,682)
Purchases	—	—	(166,541)
Returns / forfeitures	—	—	(1,922)

Balance, end of period	$—	$—	$(181,145)

Total member’s / common stockholders’ equity	$5,571,205	$5,304,520	$3,331,927

Noncontrolling interests
Balance, beginning of period	$117,154	$356,180	$346,738
Net earnings attributable to noncontrolling interests	3,760	8,418	10,704
Contributions	31,076	100,210	—
Distributions	—	(25)	(1,262)
Redemptions	—	(347,629)	—
Deconsolidation of asset management company	(120,781)	—	—

Balance, end of period	$31,209	$117,154	$356,180

Total equity	$5,602,414	$5,421,674	$3,688,107

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
(2)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
(3)	There were no reclassifications out of Accumulated other comprehensive income during the nine months ended August 31, 2014 and nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Nine Months Ended August 31, 2014	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$261,079	$55,135	$90,842

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	(9,409)	(1,369)	17,393
Gain on conversion option	(8,142)	(9,151)	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	—	23,505
Income on loans to and investments in related parties	(73,640)	(55,194)	—
Distributions received on investments in related parties	43,440	28,335	—
Other adjustments	(33,536)	(1,815)	(1,154)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	316,049	269,786	352,891
Receivables:
Brokers, dealers and clearing organizations	(298,153)	(300,959)	(1,027,671)
Customers	(612,457)	(51,942)	(130,543)
Fees, interest and other	(6,687)	(16,821)	(29,149)
Securities borrowed	(908,113)	(5,251)	(224,557)
Financial instruments owned	(1,955,672)	2,691,267	229,394
Loans to and investments in related parties	—	—	(197,166)
Investments in managed funds	9,957	4,079	(2,213)
Securities purchased under agreements to resell	(820,235)	(846,206)	(224,418)
Other assets	(26,031)	38,339	25,489
Payables:
Brokers, dealers and clearing organizations	638,448	(727,408)	(1,031,335)
Customers	730,493	(607,034)	(111,139)
Securities loaned	(40,086)	679,305	(28,138)
Financial instruments sold, not yet purchased	2,634,241	(3,127,918)	2,327,667
Securities sold under agreements to repurchase	(252,215)	2,894,054	(197,493)
Accrued expenses and other liabilities	14,202	134,369	(267,336)

Net cash (used in) provided by operating activities	(396,467)	1,046,969	(394,170)

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,196,634)	(1,133,831)	—
Distributions from loans to and investments in related parties	1,297,139	1,363,755	—
Net payments on premises and equipment	(83,968)	(24,787)	(10,706)
Deconsolidation of asset management entity	(137,856)	—	—
Cash received from contingent consideration	5,215	2,579	1,203

Net cash (used in) provided by investing activities	(116,104)	207,716	(9,503)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

(In thousands)

	Successor		Predecessor
	Nine Months Ended August 31, 2014	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,640	$2,419	$5,682
Proceeds from short-term borrowings	13,566,163	8,053,000	6,744,000
Payments on short-term borrowings	(13,486,163)	(8,103,000)	(6,794,000)
Proceeds from secured credit facility	1,740,000	720,000	900,000
Payments on secured credit facility	(1,682,000)	(685,000)	(990,007)
Net proceeds from other secured financings	381,955	105,000	60,000
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(64)	(61)
Payments on repurchase of common stock	—	—	(166,541)
Payments on dividends	—	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	—	57
Net proceeds from issuance of senior notes, net of issuance costs	681,222	—	991,469
Repayment of long-term debt	(250,000)	—	—
Proceeds from contributions of noncontrolling interests	31,076	64,610	—
Payments on distributions to noncontrolling interests	—	(306,830)	(1,262)

Net cash provided by (used in) financing activities	983,893	(149,865)	733,538

Effect of exchange rate changes on cash and cash equivalents	2,798	(3,682)	(4,502)

Net increase in cash and cash equivalents	474,120	1,101,138	325,363
Cash and cash equivalents at beginning of period	3,561,119	3,017,958	2,692,595

Cash and cash equivalents at end of period	$4,035,239	$4,119,096	$3,017,958

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$752,429	$441,652	$178,836
Income taxes paid (refunds), net	117,300	26,037	(34,054)

Noncash financing activities:

In connection with the transaction with Leucadia National Corporation, Jefferies Group LLC recorded accounting adjustments for the Leucadia Transaction, which resulted in changes to equity. Refer to Note 4, Leucadia and Related Transactions, for further details.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, was appointed Leucadia’s President and a Director of Leucadia.

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

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity. In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies and our high yield activities are now conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests are presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

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

Immaterial Adjustments

We have made correcting adjustments (referred to as “adjustments”) to our financial statements at November 30, 2013. The first adjustment relates to a decrease of $88.7 million to Receivables from customers and a corresponding increase to Receivables from brokers, dealers and clearing organizations. The second adjustment relates to a decrease of $39.4 million to Payables from customers and a corresponding increase to Payables from brokers, dealers and clearing organizations. These adjustments were made in order to classify amounts arising from unsettled securities transactions with other broker dealers. We do not believe these adjustments are material to our financial statements for any previously reported period.

As indicated in our Quarterly Report on Form 10-Q for the three months ended August 31, 2013 and our Annual Report on Form 10-K for the year ended November 30, 2013, we have made adjustments to our historical financial statements for the first and second quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly periods ended May 31, 2013 and February 28, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date.

Level 2:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses and discounted cash flow methodologies that incorporate an appropriate risk-adjusted discount rate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

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

Refer to Note 11, Goodwill and Other Intangible Assets, for further information.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At August 31, 2014, we have reserved approximately $3.1 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Accounting Standards to be Adopted in Future Periods

Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective prospectively in the second quarter of fiscal 2015. We do not expect this guidance to significantly affect our results of operations, financial condition or cash flows and will provide the additional disclosures in our consolidated financial statements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands except share amounts):

Purchase Price
Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)

Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81

Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)

Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90

Fair value of common shares acquired by Leucadia	3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891

Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement at March 1, 2013.
(2)	The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.
(4)	The fair value of share-based payment awards is calculated in accordance with ASC 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.
(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	15,551
Finite-lived intangible customer relationships (1)	136,002
Finite-lived trade name (1)	131,299
Other assets	939,600

Total assets	$38,036,242

Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951

Total liabilities	$34,646,341

Noncontrolling interests	356,180

Fair value of net assets acquired, excluding goodwill	$3,033,721

Goodwill	$1,720,380

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.

The goodwill of $1.7 billion is not deductible for tax purposes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Note 5. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis at August 31, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	August 31, 2014
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,343,374	$336,954	$7,777	$—	$2,688,105
Corporate debt securities	—	3,294,075	36,884	—	3,330,959
Collateralized debt obligations	—	258,442	43,740	—	302,182
U.S. government and federal agency securities	3,375,064	108,067	2,494	—	3,485,625
Municipal securities	—	468,656	—	—	468,656
Sovereign obligations	1,570,726	840,524	—	—	2,411,250
Residential mortgage-backed securities	—	2,456,612	81,034	—	2,537,646
Commercial mortgage-backed securities	—	942,224	19,327	—	961,551
Other asset-backed securities	—	80,556	2,079	—	82,635
Loans and other receivables	—	1,419,105	188,025	—	1,607,130
Derivatives	91,950	3,378,352	1,204	(3,112,831)	358,675
Investments at fair value	—	5,541	116,387	—	121,928
Physical commodities	—	63,831	—	—	63,831

Total financial instruments owned	$7,381,114	$13,652,939	$498,951	$(3,112,831)	$18,420,173

Level 3 financial instruments for which the firm does not bear economic exposure (3)			(18,948)

Level 3 financial instruments for which the firm bears economic exposure			$480,003

Cash and cash equivalents	$4,035,239	$—	$—	$—	$4,035,239
Investments in managed funds	$—	$19,559	$58,322	$—	$77,881
Cash and securities segregated and ondeposit for regulatory purposes (4)	$3,301,185	$—	$—	$—	$3,301,185
Securities received as collateral	$8,326	$—	$—	$—	$8,326

Total Level 3 assets			$538,325

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,749,610	$66,422	$38	$—	$1,816,070
Corporate debt securities	—	1,617,826	242	—	1,618,068
Collateralized debt obligations	—	500	—	—	500
U.S. government and federal agency securities	2,851,698	—	—	—	2,851,698
Municipal securities	—	—	—	—	—
Sovereign obligations	1,457,265	824,142	—	—	2,281,407
Residential mortgage-backed securities	—	3,114	—	—	3,114
Loans	—	825,758	6,661	—	832,419
Derivatives	230,856	3,125,513	14,784	(3,104,148)	267,005
Physical commodities	—	52,966	—	—	52,966

Total financial instruments sold, not yet purchased	$6,289,429	$6,516,241	$21,725	$(3,104,148)	$9,723,247

Obligation to return securities received as collateral	$8,326	$—	$—	$—	$8,326
Other secured financings	$—	$—	$31,666	$—	$31,666
Embedded conversion option	$—	$—	$1,432	$—	$1,432

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(1)	There were no transfers between Level 1 and Level 2 for the nine months ended August 31, 2014.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Consists of assets which are financed by nonrecourse secured financing.
(4)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $564.3 million.

	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$—	$2,098,597
Corporate debt securities	—	2,957,102	25,666	—	2,982,768
Collateralized debt obligations	—	182,095	37,216	—	219,311
U.S. government and federal agency securities	2,293,221	40,389	—	—	2,333,610
Municipal securities	—	664,054	—	—	664,054
Sovereign obligations	1,458,803	889,685	—	—	2,348,488
Residential mortgage-backed securities	—	2,932,268	105,492	—	3,037,760
Commercial mortgage-backed securities	—	1,130,410	17,568	—	1,147,978
Other asset-backed securities	—	55,475	12,611	—	68,086
Loans and other receivables	—	1,203,238	145,890	—	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	—	40	101,242	—	101,282
Physical commodities	—	37,888	—	—	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Level 3 financial instruments for which the firm does not bear economic exposure			—

Level 3 financial instruments for which the firm bears economic exposure			$457,062

Cash and cash equivalents	$3,561,119	$—	$—	$—	$3,561,119
Investments in managed funds	$—	$—	$57,285	$—	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,616,602	$—	$—	$—	$3,616,602
Securities received as collateral	$11,063	$—	$—	$—	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,782,903	$40,358	$38	$—	$1,823,299
Corporate debt securities	—	1,346,078	—	—	1,346,078
U.S. government and federal agency securities	1,324,326	—	—	—	1,324,326
Sovereign obligations	1,360,269	471,088	—	—	1,831,357
Residential mortgage-backed securities	—	34,691	—	—	34,691
Loans	—	672,838	22,462	—	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	—	36,483	—	—	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$—	$—	$—	$11,063
Other secured financings	$—	$31,000	$8,711	$—	$39,711
Embedded conversion option	$—	$—	$9,574	$—	$9,574

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

(1)	During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions or based on valuations received from third party brokers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•	U.S. Agency Issued Debt Securities: Callable and non-callable U.S. agency issued debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following tables present information about our investments in entities that have the characteristics of an investment company at August 31, 2014 and November 30, 2013 (in thousands):

	August 31, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$39,452	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	210	—	—
Fund of Funds (4)	334	94	—
Equity Funds (5)	69,232	26,023	—
Convertible Bond Funds (6)	3,590	—	At Will

Total (7)	$112,818	$26,117

	November 30, 2013
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$20,927	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	244	—	—
Fund of Funds (4)	494	94	—
Equity Funds (5)	66,495	40,816	—
Convertible Bond Funds (6)	3,473	—	At Will

Total (7)	$91,633	$40,910

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.
(2)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2014 and November 30, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30—65 days prior written notice, and includes an investment in a private asset management fund managed by us with a fair value of $16.0 million at August 31, 2014.
(3)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(4)	Includes investments in fund of funds that invest in various private equity funds. At August 31, 2014 and November 30, 2013, approximately 96% and 98%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(5)	At August 31, 2014 and November 30, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated. At August 31, 2014 and November 30, 2013, this category includes investments in equity funds managed by us with a fair value of $58.8 million and $54.4 million and unfunded commitments of $24.4 million and $39.2 million, respectively.
(6)	This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with 5 days prior written notice.
(7)	Investments at fair value in the Consolidated Statements of Financial Condition at August 31, 2014 and November 30, 2013 include $87.0 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Other Secured Financings

Other secured financings include the notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices. In addition, at August 31, 2014, Other secured financings includes $12.7 million related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

Embedded Conversion Option

The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 3 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.

Pricing Information

At August 31, 2014 and November 30, 2013, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	August 31, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	13%	18%	12%	25%
Recently observed transaction prices	3%	3%	5%	4%
External pricing services	70%	72%	68%	66%
Broker quotes	4%	3%	3%	3%
Valuation techniques	10%	4%	12%	2%

	100%	100%	100%	100%

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2014 (in thousands):

	Successor
	Three Months Ended August 31, 2014
	Balance at May 31, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$16,402	$(480)	$4,528	$(529)	$—	$—	$(12,144)	$7,777	$(286)
Corporate debt securities	31,648	5,454	21,793	(15,713)	(34)	—	(6,264)	36,884	3,470
Collateralized debt obligations	42,313	(845)	7,613	(15,204)	—	—	9,863	43,740	(1,575)
U.S government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	71,962	(2,557)	3,981	(9,635)	(325)	—	17,608	81,034	(302)
Commercial mortgage-backed securities	24,246	(256)	641	(7,068)	—	—	1,764	19,327	(832)
Other asset-backed securities	45,444	1,272	50,620	(49,411)	(8,774)	—	(37,072)	2,079	(3)
Loans and other receivables	138,643	(8,074)	194,387	(96,340)	(40,617)	—	26	188,025	(7,967)
Investments, at fair value	118,071	(4)	500	(7,232)	(305)	—	5,357	116,387	105
Investments in managed funds	56,119	734	1,469	—	—	—	—	58,322	734
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	2,780	(101)	(2,566)	—	—	—	129	242	67
Net derivatives (2)	15,282	(1,632)	(74)	74	(70)	—	—	13,580	70
Loans	31,534	—	(16,307)	—	—	—	(8,566)	6,661	—
Other secured financings	20,288	—	—	—	(7,570)	18,948	—	31,666	—
Embedded conversion option	3,895	(2,463)	—	—	—	—	—	1,432	2,463

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2014

During the three months ended August 31, 2014, transfers of assets of $87.8 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $30.1 million, commercial mortgage-backed securities of $6.8 million and other asset-backed securities of $1.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $25.1 million and investments at fair value of $5.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $15.2 million which have little to no transparency related to trade activity.

During the three months ended August 31, 2014, transfers of assets of $108.6 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $12.5 million, commercial mortgage-backed securities of $5.0 million and other asset-backed securities of $38.6 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $5.3 million and loans and other receivables of $25.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $13.9 million due to an increase in observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

During the three months ended August 31, 2014, there were transfers of loan liabilities of $8.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net losses on Level 3 assets were $4.8 million and net gains on Level 3 liabilities were $4.2 million for the three months ended August 31, 2014. Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, residential and commercial mortgage-backed securities, collateralized debt obligations, and corporate equity securities, partially offset by an increase in valuation of certain corporate debt securities, other asset-backed securities and investments in managed funds. Net gains on Level 3 liabilities were primarily due to decreased valuations of the embedded conversion option and decreased valuations of certain derivative instruments and certain corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2014 (in thousands):

	Successor
	Nine Months Ended August 31, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,528)	$36,661	$(31,444)	$—	$—	$(5,796)	$7,777	$(400)
Corporate debt securities	25,666	10,727	137,164	(128,733)	—	—	(7,940)	36,884	10,177
Collateralized debt obligations	37,216	5,198	94,743	(99,661)	—	—	6,244	43,740	(6,283)
U.S government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	105,492	(6,974)	44,454	(65,229)	(812)	—	4,103	81,034	(3,564)
Commercial mortgage-backed securities	17,568	(3,120)	34,959	(32,774)	(1,315)	—	4,009	19,327	(3,380)
Other asset-backed securities	12,611	256	52,495	(52,282)	(8,804)	—	(2,197)	2,079	—
Loans and other receivables	145,890	(9,028)	247,383	(147,851)	(61,791)	—	13,422	188,025	(8,961)
Investments, at fair value	101,242	27,264	30,660	(40,916)	(945)	—	(918)	116,387	12,775
Investments in managed funds	57,285	(10,515)	14,875	—	—	—	(3,323)	58,322	(10,515)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	163	(7)	97	—	—	(11)	242	(163)
Net derivatives (2)	6,905	9,959	(124)	(76)	248	—	(3,332)	13,580	(10,519)
Loans	22,462	—	(15,472)	3,549	—	—	(3,878)	6,661	—
Other secured financings	8,711	—	—	—	(16,684)	39,639	—	31,666	—
Embedded conversion option	9,574	(8,142)	—	—	—	—	—	1,432	8,142

(1)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2014

During the nine months ended August 31, 2014, transfers of assets of $79.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $27.2 million, commercial mortgage-backed securities of $4.6 million and other asset-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $31.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $7.5 million which have little to no transparency related to trade activity;

•	Investments at fair value of $6.5 million due to a lack of observable market transactions.

During the nine months ended August 31, 2014, transfers of assets of $71.8 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $23.1 million, commercial mortgage-backed securities of $0.5 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $1.3 million, loans and other receivables of $18.0 million and investments at fair value of $7.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $6.5 million, corporate debt securities of $8.0 million and investments in managed funds $3.5 million due to an increase in observable market transactions.

There were $3.9 million transfers of loan liabilities from Level 3 to Level 2 and $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.

Net gains on Level 3 assets were $12.3 million and net losses on Level 3 liabilities were $2.0 million for the nine months ended August 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value, corporate debt securities and collateralized debt obligations, partially offset by a decrease in valuation of certain residential and commercial mortgage-backed securities, loans and other receivables, corporate equity securities, and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreased valuations of the embedded conversion option.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2013 (in thousands):

	Successor
	Three Months Ended August 31, 2013 (1)
	Balance at May 31, 2013	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at August 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$19,577	$(788)	$—	$(930)	$—	$(1,780)	$16,079	$(786)
Corporate debt securities	18,615	(4,285)	68	(571)	—	6,806	20,633	(4,342)
Collateralized debt obligations	40,084	(1,903)	8,222	(4,236)	—	(1,335)	40,832	(2,388)
Residential mortgage-backed securities	143,766	(1,876)	33,831	(50,938)	(2,306)	9,706	132,183	(3,898)
Commercial mortgage-backed securities	16,068	2,033	130	(310)	(3,703)	205	14,423	(1,106)
Other asset-backed securities	1,484	2,170	7,576	(3,279)	—	659	8,610	2,142
Loans and other receivables	117,496	(198)	52,246	(12,139)	(25,395)	(1,558)	130,452	609
Investments, at fair value	81,364	1,848	—	(101)	(710)	(3,949)	78,452	2,002
Investments in managed funds	55,141	4,034	6,598	—	(9,876)	—	55,897	4,034
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Net derivatives (3)	10,799	3,899	—	—	(60)	—	14,638	(3,899)
Loans	15,212	—	(14,952)	716	—	—	976	—
Other secured financings	2,294	731	—	—	—	—	3,025	(731)
Embedded conversion option	23,597	(16,261)	—	—	—	—	7,336	16,261

(1)	There were no issuances during the three months ended August 31, 2013.
(2)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(3)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2013

During the three months ended August 31, 2013, transfers of assets of $91.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $50.3 million and commercial mortgage-backed securities of $2.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $5.6 million and corporate debt securities of $8.3 million due to lack of observable market transactions;

•	Collateralized debt obligations of $22.3 million which have little to no transparency related to trade activity.

During the three months ended August 31, 2013, transfers of assets of $82.7 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $40.6 million and commercial mortgage-backed securities of $2.2 million for which market trades were observed in the period for either identical or similar securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

•	Collateralized debt obligations of $23.6 million and loans and other receivables of $1.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million and corporate debt securities of $1.5 million due to an increase in observable market transactions.

During the three months ended August 31, 2013, there were no transfers of liabilities from Level 2 to Level 3 and from Level 3 to Level 2.

Net gains on Level 3 assets were $1.0 million and net gains on Level 3 liabilities were $11.6 million for the three months ended August 31, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain commercial mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, collateralized debt obligations, residential mortgage-backed securities and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of the embedded conversion option, partially offset by increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended August 31, 2013 (in thousands):

	Successor
	Six Months Ended August 31, 2013 (1)
	Balance at February 28, 2013	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at August 31, 2013	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,053	$213	$(753)	$266	$2,066	$16,079	$1,243
Corporate debt securities	31,820	(17,415)	708	(2,556)	—	8,076	20,633	(6,933)
Collateralized debt obligations	24,736	(2,008)	43,152	(27,676)	—	2,628	40,832	(3,830)
Residential mortgage-backed securities	169,426	5,594	79,531	(105,671)	(4,851)	(11,846)	132,183	586
Commercial mortgage-backed securities	17,794	(735)	1,533	(3,054)	(5,281)	4,166	14,423	(5,007)
Other asset-backed securities	1,292	2,168	7,618	(3,127)	—	659	8,610	2,077
Loans and other receivables	170,986	(5,103)	206,672	(26,630)	(213,662)	(1,811)	130,452	(8,063)
Investments, at fair value	75,067	653	5,000	(102)	(3,204)	1,038	78,452	668
Investments in managed funds	59,976	3,108	9,130	—	(16,439)	122	55,897	3,108
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—
Net derivatives (3)	11,185	3,453	—	—	—	—	14,638	(3,453)
Loans	7,398	—	(20,221)	13,799	—	—	976	—
Other secured financings	—	731	—	—	—	2,294	3,025	(731)
Embedded conversion option (4)	16,488	(9,152)	—	—	—	—	7,336	9,152

(1)	There were no issuances during the six months ended August 31, 2013.
(2)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(3)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(4)	The embedded conversion option of $16.5 million is at March 1, 2013, upon completion of the Leucadia Transaction (see Note 13).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended August 31, 2013

During the six months ended August 31, 2013, transfers of assets of $53.6 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $17.9 million and commercial mortgage-backed securities of $5.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $0.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

•	Corporate equity securities of $7.0 million and corporate debt securities of $8.5 million due to lack of observable market transactions;

•	Collateralized debt obligations of $12.1 million which have little to no transparency related to trade activity;

During the six months ended August 31, 2013, transfers of assets of $48.5 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $29.7 million and commercial mortgage-backed securities of $1.2 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $9.5 million and loans and other receivables of $2.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $0.4 million due to an increase in observable market transactions.

During the six months ended August 31, 2013, there were no transfers of liabilities from Level 2 to Level 3 and no transfers of liabilities from Level 3 to Level 2.

Net losses on Level 3 assets were $12.7 million and net gains on Level 3 liabilities were $6.5 million for the six months ended August 31, 2013, respectively. Net losses on Level 3 assets were primarily due to decreased valuations of certain corporate debt securities, collateralized debt obligations, commercial mortgage-backed securities and loans and other receivables, partially offset by an increase in valuation of certain corporate equity securities, residential mortgage-backed securities, other asset-backed securities, investments at fair value and investments in managed funds. Net gains on Level 3 liabilities were primarily due decreased valuations of the embedded conversion option, partially offset by increased valuations of certain derivative instruments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (1)
	Balance at November 30, 2012	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (3)	9,188	2,648	—	—	—	(651)	11,185	(2,648)
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	There were no issuances during the three months ended February 28, 2013.
(2)	Realized and unrealized gains/losses are reported in Principal transactions in the Consolidated Statements of Earnings.
(3)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2014 and November 30, 2013

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

August 31, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$7,777
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.05	—
			Transaction Level	2.95	—

Corporate debt securities	$34,965	Market approach	Yield	3.7%-4.4%	4.2%
		Convertible bond model	Discount rate/yield	31.9%	—
		Discounted cash flows	Constant prepayment rate	20.0%	—
			Constant default rate	2.0%	—
			Loss severity	25.0%	—
			Yield	16.0%	—

Collateralized debt obligations	$41,690	Discounted cash flows	Constant prepayment rate	10% - 20%	15.29%
			Constant default rate	2%	—
			Loss severity	25% - 95%	55.70%
			Yield	0% - 47.3%	7.83%

U.S. government and federal agency securities	$2,494	Market approach	Transaction Level	$100	—

Residential mortgage-backed securities	$81,034	Discounted cash flows	Constant prepayment rate	3% - 50%	11.9%
			Constant default rate	1% - 100%	14.5%
			Loss severity	20% - 80%	48.4%
			Yield	1.2% - 12.6%	6.0%

Commercial mortgage-backed securities	$19,327	Discounted cash flows	Yield	7.6% - 15%	11.6%
			Cumulative loss rate	4.6% - 74%	16.7%

Other asset-backed securities	$2,079	Discounted cash flows	Constant prepayment rate	0%	—
			Constant default rate	0%	—
			Loss severity	0%	—
			Yield	7%	—

Loans and other receivables	$179,189	Comparable pricing	Comparable bond or loan price	$92.5 - $100	$99.63
		Market approach	Yield	2.6% - 4.6%	3.9%
			EBITDA (a) multiple	3.05-7	6.64
		Scenario analysis	Estimated recovery percentage	10.33% - 81.3%	70.9%

Investments at fair value
Private equity securities	$29,135	Comparable pricing	Comparable share price	$26.80	—
		Market approach	Transaction Level	$50.36	—

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives
Unfunded commitment	$14,784	Comparable pricing	Comparable loan price	$93.5 - $99.625	$94.64
		Market Approach	Yield	4.582%	—

Embedded conversion option	$1,432	Option valuation model	Historical volatility	18.38%	—
			Dividend yield	1.003%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

November 30, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	—

Corporate debt securities	$17,699	Scenario analysis	Estimated recovery percentage	24%	—
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	—

Collateralized debt obligations	$34,316	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492	Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568	Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611	Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931	Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	—
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives
Loan commitments	$1,493	Comparable pricing	Comparable bond or loan price	$100.875	—

Investments at fair value
Private equity securities	$30,203	Comparable pricing	Comparable share price	$414	—
		Market approach	Discount rate	15% to 30%	23%

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average

Financial Instruments Sold, Not Yet Purchased:
Derivatives
Equity options	$8,398	Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	—

Embedded conversion option	$9,574	Option valuation model	Historical volatility	22.55%	—
			Dividend yield	0.872%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2014 and November 30, 2013, asset exclusions consisted of $101.3 million and $127.7 million, respectively, primarily comprised of investments in private equity securities, investments in reinsurance contracts, derivatives and certain corporate loans. At August 31, 2014 and November 30, 2013, liability exclusions consisted of $6.7 million and $14.4 million, respectively of corporate loan commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Sensitivity of Fair Values to Changes in Significant Unobservable Inputs

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•	Private equity securities, corporate debt securities, other asset-backed securities, loans and other receivables and loan commitments using comparable pricing valuation techniques. A significant increase (decrease) in the comparable share, bond or loan price in isolation would result in a significant higher (lower) fair value measurement.

•	Non-exchange traded securities and loans and other receivables using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate of a private equity security would result in a significantly lower (higher) fair value measurement.

•	Corporate debt securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•	Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significant lower (higher) fair value measurement.

•	Derivative equity options and equity warrants using an option model. A significant increase (decrease) in volatility would result in a significant higher (lower) fair value measurement.

•	Private equity securities using a net asset value technique. A significant increase (decrease) in the discount applied to net asset value would result in a significant (lower) higher fair value measurement.

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital Group, Inc., which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. See Note 10, Investments for further details regarding our investment in Knight Capital Group, Inc. We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are not accounted for at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Financial Instruments Owned:
Loans and other receivables	$(15,002)	$(12,841)	$1,097	$2,284	$3,924
Financial Instruments Sold:
Loans	$103	$(751)	$—	$—	$—
Loan commitments	1,338	(10,299)	4,440	(2,059)	(2,746)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	August 31, 2014	November 30, 2013
Financial Instruments Owned:
Loans and other receivables (1)	$333,925	$264,896
Loans and other receivables greater than 90 days past due (1)	4,443	—
Loans and other receivables on nonaccrual status (1) (2)	(42,085)	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.
(2)	Amount includes all loans and other receivables greater than 90 or more days past due.

The aggregate fair value of loans and other receivables that were 90 or more days past due was $1.2 million and $-0- at August 31, 2014 and November 30, 2013, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $305.6 million at August 31, 2014. There were no loan receivables on nonaccrual status at November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following tables present the fair value and related number of derivative contracts at August 31, 2014 and November 30, 2013 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. See Note 7, Collateralized Transactions for information related to offsetting of certain secured financing transactions. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	August 31, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$4,040	55,660	$3,335	80,615
Cleared OTC	1,001,657	2,268	1,025,998	1,949
Bilateral OTC	823,612	1,723	794,541	710
Foreign exchange contracts
Exchange-traded	3	16,278	65	23,221
Bilateral OTC	732,662	12,058	655,255	12,188
Equity contracts
Exchange-traded	659,267	1,887,129	606,331	1,886,569
Bilateral OTC	49,638	2,716	72,821	280
Commodity contracts
Exchange-traded	56,279	1,118,702	49,926	1,123,739
Bilateral OTC	123,678	3,422	119,784	3,733
Credit contracts
Cleared OTC	55,293	51	58,196	52
Bilateral OTC	1,365	15	20,888	29

Total gross derivative assets/ liabilities:
Exchange-traded	719,589		659,657
Cleared OTC	1,056,950		1,084,194
Bilateral OTC	1,730,955		1,663,289
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(655,081)		(655,081)
Cleared OTC	(1,040,774)		(1,061,414)
Bilateral OTC	(1,452,964)		(1,423,640)

Net amounts per Consolidated Statements of Financial Condition (3)	$358,675		$267,005

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
Gains (Losses)	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Interest rate contracts	$(3,803)	$(46,376)	$130,178	$177,796	$45,875
Foreign exchange contracts	6,697	8,294	(3,930)	(25)	12,228
Equity contracts	(49,422)	(220,774)	25,509	37,588	(20,938)
Commodity contracts	(4,991)	32,989	15,080	36,593	19,585
Credit contracts	(1,330)	(17,318)	(904)	(13,425)	(3,886)

Total	$(52,849)	$(243,185)	$165,933	$238,527	$52,864

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$62,219	$7,459	$—	$(2,344)	$67,334
Equity swaps and options	1,980	36,355	5,911	—	44,246
Total return swaps	2,816	2	—	—	2,818
Foreign currency forwards, swaps and options	179,297	31,983	3,255	(16,960)	197,575
Interest rate swaps, options and forwards	49,095	107,025	152,536	(62,126)	246,530

Total	$295,407	$182,824	$161,702	$(81,430)	558,503

Cross product counterparty netting					(8,871)

Total OTC derivative assets included in Financial instruments owned					$549,632

(1)	At August 31, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $69.0 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2014, cash collateral received was $260.0 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$58,743	$7,042	$—	$(2,344)	$63,441
Credit default swaps	62	7,892	747	—	8,701
Equity swaps and options	—	9,977	58,712	—	68,689
Total return swaps	1,704	—	—	—	1,704
Foreign currency forwards, swaps and options	106,582	27,173	3,084	(16,960)	119,879
Interest rate swaps, options and forwards	39,104	91,001	177,410	(62,126)	245,389

Total	$206,195	$143,085	$239,953	$(81,430)	507,803

Cross product counterparty netting					(8,871)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$498,932

(1)	At August 31, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $19.2 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2014, cash collateral pledged was $251.3 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At August 31, 2014, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$326,452
BBB- to BBB+	69,223
BB+ or lower	54,989
Unrated	98,968

Total	$549,632

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2014 and November 30, 2013 is $85.8 million and $170.2 million, respectively, for which we have posted collateral of $65.1 million and $127.7 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2014 and November 30, 2013, we would have been required to post an additional $23.8 million and $49.4 million, respectively, of collateral to our counterparties.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2014 and November 30, 2013, the approximate fair value of securities received as collateral by us that may be sold or repledged was $24.8 billion and $21.9 billion, respectively.

At August 31, 2014 and November 30, 2013, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2014 and November 30, 2013, $8.3 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands). See Note 6, Derivative Financial Instruments, for information related to offsetting of derivatives.

	August 31, 2014
		Netting in	Net Amounts in
		Consolidated	Consolidated	Additional
		Statement of	Statement of	Amounts
	Gross	Financial	Financial	Available for	Available
	Amounts	Condition	Condition	Setoff (1)	Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,270,452	$—	$6,270,452	$(555,662)	$(977,138)	$4,737,652
Reverse repurchase agreements	13,768,047	(9,197,514)	4,570,533	(547,636)	(3,987,093)	35,804
Liabilities
Securities lending arrangements	$2,468,513	$—	$2,468,513	$(555,662)	$(1,883,794)	$29,057
Repurchase agreements	19,729,573	(9,197,514)	10,532,059	(547,636)	(9,301,230)	683,193

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $4,700.3 million of securities borrowing arrangements, for which we have received securities collateral of $4,579.8 million, and $667.4 million of repurchase agreements, for which we have pledged securities collateral of $694.5 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	November 30, 2013
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$5,359,846	$—	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	12,715,449	(8,968,529)	3,746,920	(590,754)	(3,074,540)	81,626
Liabilities
Securities lending arrangements	$2,506,122	$—	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	19,748,374	(8,968,529)	10,779,845	(590,754)	(8,748,641)	1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $3,301.2 million and $3,616.6 million at August 31, 2014 and November 30, 2013, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies Bache, LLC as a futures commission merchant to segregation requirements.

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

We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or collateralized loan obligations), which are included within Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Transferred assets	$1,562.1	$4,788.7	$918.4	$3,102.4	$2,735.2
Proceeds on new securitizations	1,567.2	4,795.4	921.5	3,112.5	2,751.3
Cash flows received on retained interests	15.2	37.9	13.0	24.2	32.3

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2014 and November 30, 2013.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$17,478.6	$312.5
U.S. government agency commercial mortgage-backed securities	5,046.3	100.5
Collateralized loan obligations	2,711.3	42.7

	November 30, 2013
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transaction and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included within total Financial instruments owned on our Consolidated Statements of Financial Condition.

Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent the securities purchased through these market-marking activities meet specific thresholds and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities table presented in Note 9, Variable Interest Entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $12.7 million and $12.7 million, respectively, at August 31, 2014 and $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit.

Note 9. Variable Interest Entities

Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

Our variable interests in VIEs include debt and equity interests, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of securities in connection with our trading and secondary market making activities,

•	Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage and corporate loans,

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,

•	Financing of agency and non-agency mortgage- and other asset-backed securities,

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and collateralized loan obligations (“CLOs”) through participation certificates and revolving loan commitments, and

•	Loans to, investments in and fees from various investment fund vehicles.

We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. Our considerations in determining the VIE’s most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s most significant activities is shared, we assess whether we are the party with the power over the majority of the significant activities. If we are the party with the power over the majority of the significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over a majority of the significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

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

Consolidated VIEs

The following table presents information about our consolidated VIEs at August 31, 2014 and November 30, 2013 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	August 31, 2014		November 30, 2013
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	56.9	0.3	97.5	0.4
Securities purchased under agreement to resell (1)	585.2	—	195.1	—
Fees, interest and other receivables	1.0	—	—	—
Other assets	—	—	2.3	—

	$643.1	$0.5	$294.9	$0.6

Other secured financings (2)	$641.9	$—	$292.5	$—
Other liabilities	1.2	0.2	2.1	0.2

	$643.1	$0.2	$294.6	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $37.9 million and $66.5 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2014 and November 30, 2013, respectively.

Securitization Vehicles. We are the primary beneficiary of a securitization vehicle to which we transferred term loans backed by consumer installment receivables and retained a portion of the securities issued by the securitization vehicle. In the creation of the securitization vehicle, we were involved in the decisions made during the establishment and design of the entity and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of the term loans backed by consumer installment receivables, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to our general credit.

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

At November 30, 2013, we were the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at August 31, 2014 and no gain or loss was recognized upon deconsolidation.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs. (in millions).

	August 31, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$51.0	$0.1	$245.0	$4,897.5
Consumer loan financing vehicles	133.6	—	367.5	261.8
Asset management vehicle (1)	3.6	—	3.6	310.1
Private equity vehicles (1)	47.2	—	62.1	98.8

Total	$235.4	$0.1	$678.2	$5,568.2

	November 30, 2013
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$11.9	$0.2	$88.8	$1,122.3
Asset management vehicle (1)	3.5	—	3.5	454.2
Private equity vehicles (1)	40.8	—	68.8	89.4

Total	$56.2	$0.2	$161.1	$1,665.9

(1)	Assets consist of equity interests, which are included within Investments in managed funds.

Our maximum exposure to loss often differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of our variable interests in the VIEs and is limited to the notional amounts of certain loan commitments and guarantees. Our maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of unaffiliated sponsors and provide advisory services to the unaffiliated sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests

•	Retention of unsold securities issued in a CLO transaction

•	Investments in variable funding notes issued by CLOs

•	A guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Consumer Loan Financing Vehicles. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer installment loans. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements and revolving credit facilities. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

Asset Management Vehicle. We manage the Jefferies Umbrella Fund, an “umbrella structure” company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary at August 31, 2014 and November 30, 2013 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). At August 31, 2014 and November 30, 2013, we funded approximately $60.1 million and $47.0 million, respectively, of our commitment. The carrying amount of our equity investment was $45.9 million and $39.2 million at August 31, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.3 million and $1.6 million at August 31, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage- backed securities and other asset-backed securities, which are .issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Freddie Mac and Ginnie Mae) or nonagency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of nonagency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.

We transfer existing securities, typically mortgage-backed securities, into resecuritization vehicles. These transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests occur in connection with both agency and nonagency sponsored VIEs. Our consolidation analysis is largely dependent on our role and interest in the resecuritization trusts. Most resecuritizations in which we are involved are in connection with investors seeking securities with specific risk and return characteristics. As such, we have concluded that the decision-making power is shared between us and the investor(s), considering the joint efforts involved in structuring the trust and selecting the underlying assets as well as the level of security interests the investor(s) hold in the SPE; therefore, we do not consolidate the resecuritization VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

At August 31, 2014 and November 30, 2013, we held $2,874.9 million and $3,476.2 million of agency mortgage-backed securities, respectively, and $910.0 million and $985.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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

At August 31, 2014, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At August 31, 2014, we have funded $360.0 million of our $600.0 million commitment, leaving $240.0 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary advances totaling $700.0 million and $300.0 million, respectively, at August 31, 2014. Committed advances are shared equally between us and MassMutual but discretionary advances maybe funded in unequal amounts if agreed between MassMutual and us. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2014 and November 30, 2013, we have funded $-0- million and $123.8 million, respectively, of our $350.0 million commitment. During the three and nine months ended August 31, 2014, $0.3 million and $1.4 million of interest income and $0.4 million and $1.5 million of unfunded commitment fees, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility. During the three and six months ended August 31, 2013 and the three months ended February 28, 2013, we earned interest income of $0.4 million, $0.8 million and $4.1 million and unfunded commitment fees of $0.4 million, $0.8 million and $0.3 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31,	November 30,
	2014	2013
Total assets	$5,109.7	$3,271.9
Total liabilities	4,389.7	2,597.0
Total equity	720.0	674.9
Our total equity balance	360.0	337.3

The net earnings of Jefferies Finance were $58.0 million and $116.2 million for the three and nine months ended August 31, 2014, respectively, and $30.5 million and $87.5 million for the three and nine months ended August 31, 2013, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $53.7 million and $139.8 million during the three and nine months ended August 31, 2014, respectively, and $35.2 million, $70.4 million and $39.9 million during the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively, recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $2.6 million and $10.5 million during the three and nine months ended August 31, 2014, respectively, and $2.5 million, $8.7 million and $0.8 million during the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively, which are recognized as Business development expenses on the Consolidated Statements of Earnings. During the third quarter of 2014, we acted as placement agent in connection with a CLO managed by Jefferies Finance. As part of the transaction, we purchased securities issued by the CLO, which are included within Financial instruments owned. Additionally, we have entered into a derivative contract with Jefferies Finance whose underwriting is based on certain securities issued by the CLO. In connection with our roles related to the execution of the CLO, we recognized revenue of $0.7 million during the three months ended August 31, 2014.

Under a service agreement, we charged Jefferies Finance $6.5 million and $35.2 million for services provided during the three and nine months ended August 31, 2014, respectively, and $4.1 million, $9.5 million and $15.7 million for the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $30.3 million and $31.1 million at August 31, 2014 and November 30, 2013, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the United States with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At August 31, 2014 and November 30, 2013, we have funded $197.5 million and $175.5 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	August 31,	November 30,
	2014	2013
Total assets	$1,319.7	$974.9
Total liabilities	804.7	507.9
Total equity	515.0	467.0
Our total equity balance	249.8	226.5

The net earnings of Jefferies LoanCore were $4.5 million and $16.3 million for the three and nine months ended August 31, 2014, respectively, and $16.7 million and $65.8 million for the three and nine months ended August 31, 2013, respectively.

Under a service agreement, we charged Jefferies LoanCore $22,000 and $0.1 million for the three and nine months ended August 31, 2014, respectively, and $0.1 million, $0.2 million and $0.6 million for the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $9,000 and $230,000 at August 31, 2014 and November 30, 2013, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $-0- and $0.6 million, respectively, during the three and nine months ended August 31, 2014.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital Group, Inc., a publicly-traded global financial services firm, (“the Agreement”). Under the Agreement, we purchased preferred stock, which contained certain conversion options, in exchange for cash consideration of $125.0 million. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital Group Inc. common stock for the remainder of our holdings. At August 31, 2014, we owned approximately 19% of the outstanding common stock of Knight.

We elected to record our investment in Knight at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at August 31, 2014 is based on the closing exchange price of Knight’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(6.5) million and $0.1 million for the three and nine months ended August 31, 2014, respectively, and $(16.0) million, $(21.7) million and $26.5 million for the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively, are recognized in Revenues—Principal transactions on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight at June 30, 2014, the most recently available public financial information for the company (in millions):

June 30,
2014
Total assets	$7,662.5
Total liabilities	6,128.8
Total equity	1,533.7

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Knight’s net income was $9.0 million and $44.6 million for the three and six months ended June 30, 2014, respectively.

We have separately entered into securities lending transactions with Knight in the normal course of our capital markets activities. At August 31, 2014, the balances of securities borrowed and securities loaned were $6.8 million and $6.9 million, respectively, and at November 30, 2013, $11.0 million and $22.7 million, respectively.

Note 11. Goodwill and Other Intangible Assets

In connection with the Leucadia Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, at March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. See Note 4, Leucadia and Related Transactions for further information.

Goodwill

Goodwill resulting from the Leucadia Transaction attributed to our reportable segments are as follows (in thousands):

	August 31, 2014	November 30, 2013
Capital Markets	$1,718,519	$1,717,246
Asset Management	5,100	5,100

Total goodwill	$1,723,619	$1,722,346

The following table is a summary of the changes to goodwill for the three and nine months ended August 31, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
Balance, at beginning of period	$1,725,117	$1,722,346	$1,720,380		$365,670
Less: Disposal	—	—	(5,700	)(1)	—
Add: Contingent consideration	—	—	—		2,394	(2)
Add: Translation adjustments	(1,498)	1,273	7,666		(1,287)

Balance, at end of period	$1,723,619	$1,723,619	$1,722,346		$366,777	(3)

(1)	As a result of a restructuring of our ownership interest in the commodities asset management business, we no longer hold a controlling interest and accordingly do not consolidate this business. In addition, we sold Jefferies International Management Limited to Leucadia. Goodwill associated with these entities was included in the net assets disposed of in the transactions.
(2)	Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.
(3)	Predecessor Company goodwill at February 28, 2013 was reduced to $-0- at March 1, 2013, as a result of purchase accounting adjustments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Goodwill Impairment Testing

Goodwill associated with the Leucadia transaction is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses. A reporting unit is an operating segment or one level below an operating segment. As part of the push down of the acquisition method of accounting for the transaction and the resulting creation of a new Successor reporting entity, our annual goodwill impairment testing date is designated as August 1.

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

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies, as well as discounted cash flow valuation methodologies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process as of August 1, 2014.

Our annual goodwill impairment testing as of August 1, 2014 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, Fixed Income and Futures reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,709.6 million of total goodwill of $1,723.6 million at August 31, 2014. For the remaining less significant reporting units, which contain approximately 0.8% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

Intangible Assets

The following tables present the gross carrying amount, impairment losses, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2014 and November 30, 2013 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	August 31, 2014				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$136,956	$—	$(24,310)	$112,646	14.1
Trade name	133,203	—	(5,864)	127,339	33.5
Exchange and clearing organization membership interests and registrations	14,930	(178)	—	14,752	N/A

	$285,089	$(178)	$(30,174)	$254,737

	November 30, 2013				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount

Customer relationships	$136,740	$—	$(17,567)	$119,173	14.8
Trade name	132,967	—	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations	15,294	(378)	—	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2014. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $178,000 on certain exchange memberships based on a decline in fair value at August 1, 2014 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In applying our quantitative assessment at August 1, 2013 we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value as observed based on quoted sales prices.

For intangible assets with a finite life, aggregate amortization expense amounted to $3.2 million and $9.6 million for the three and nine months ended August 31, 2014, respectively, and $6.8 million, $13.6 million and $0.4 million for the three and six months ended August 31, 2013 and the three months ended February 28, 2013, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.

The estimated future amortization expense for the five succeeding fiscal years are as follows (in thousands):

Remainder of fiscal 2014	$3,167
Year ended November 30, 2015	12,668
Year ended November 30, 2016	12,668
Year ended November 30, 2017	12,668
Year ended November 30, 2018	12,668

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Note 12. Short-Term Borrowings

Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities which must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at August 31, 2014 and November 30, 2013 were $92.0 million and $12.0 million, respectively. At August 31, 2014, the interest rate on short-term borrowings outstanding is 1.75% per annum. Average daily short-term borrowings outstanding for the three and nine months ended August 31, 2014 were $31.3 million and $87.9 million, respectively, and for the six months ended August 31, 2013 and three months ended February 28, 2013 were $34.0 million and $110.0 million, respectively.

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

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at August 31, 2014 and November 30, 2013 (in thousands):

	August 31,	November 30,
	2014	2013
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$—	$255,676
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	510,026	516,204
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	365,739	373,178
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	845,310	854,011
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	839,300	858,425
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	655,129	—
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	856,575	866,801
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,605	4,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	623,900	625,626
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	381,951	383,224
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	350,288	359,281
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,122	513,343
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	422,033	422,245

	$6,367,978	$6,032,806

Secured Long-Term Debt
Credit facility (2)	258,000	200,000

	$6,625,978	$6,232,806

(1)	As a result of the transaction with Leucadia on March 1, 2013, the value of the 3.875% Convertible Senior debentures at August 31, 2014 and November 30, 2013, includes the fair value of the conversion feature of $1.4 million and $9.6 million, respectively. The change in fair value of the conversion feature is included within Revenues—Principal transactions in the Consolidated Statement of Earnings and amounted to a gain of $2.4 million and a gain of $8.1 million for the three and nine months ended August 31, 2014, respectively, and a gain of $16.3 million and $9.2 million for the three and six months ended August 31, 2013, respectively.
(2)	On June 26, 2014, we amended and restated the Credit Facility due August 26, 2014 to extend the terms until June 26, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

Upon completion of the Leucadia Transaction on March 1, 2013, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. At September 11, 2014, each $1,000 debenture is currently convertible into 22.1312 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.19 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt - On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker dealer), with Jefferies as the surviving entity, Jefferies is a borrower under the Credit Facility. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At August 31, 2014 and November 30, 2013, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility.

Note 14. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees, that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at August 31, 2014 and November 30, 2013 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	August 31,	November 30,
	2014	2013
Jefferies Structured Alpha Fund B, LLC (1)	$—	$115,958
Global Equity Event Opportunity Fund, LLC (2)	25,787	—
Other	5,422	1,196

Noncontrolling interests	$31,209	$117,154

(1)	During the first quarter of 2014, the Jefferies Structured Alpha Fund B LLC was deconsolidated due to substantive investments in the entity by third parties. No gain or loss was recognized upon deconsolidation. At November 30, 2013, noncontrolling interests included $75.0 million invested by Leucadia.
(2)	At August 31, 2014, all noncontrolling interests are attributed to Leucadia.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and has a fair value of $18.2 million and $19.7

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

million at August 31, 2014 and November 30, 2013, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The components of net periodic pension (benefit)/cost for our pension plans are as follows (in thousands):

	Successor				Predecessor
U.S. Pension Plan	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Components of net periodic pension (income) cost:
Service cost	$56	$168	$56	$112	$56
Interest cost on projected benefit obligation	607	1,821	557	1,114	529
Expected return on plan assets	(789)	(2,367)	(680)	(1,360)	(665)
Net amortization	(36)	(108)	—	—	300

Net periodic pension (income)/cost	$(162)	$(486)	$(67)	$(134)	$220

	Successor				Predecessor
German Pension Plan	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Components of net periodic pension cost:
Service cost	$11	$33	$16	$32	$16
Interest cost on projected benefit obligation	216	658	220	433	220
Net amortization	61	186	45	89	45

Net periodic pension cost	$288	$877	$281	$554	$281

Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the nine months ended August 31, 2014 and we do not expect to make any contributions to the plan during the remainder of the 2014 fiscal year. We did not contribute to the German Pension Plan during the nine months ended August 31, 2014 and do not expect to make any contributions to the German Pension Plan for the remainder of the fiscal year.

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

The following are descriptions of the compensation plans and the activity of such plans for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. Restricted stock units (“RSUs”) give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. In connection with the Leucadia Transaction, the Incentive Plan was amended to provide for awards to be issued relating to shares of Leucadia, our parent company at March 1, 2013. Share-based awards outstanding at March 1, 2013 were converted into awards for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).

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

The total compensation cost associated with restricted stock and RSUs amounted to $18.0 million and $68.0 million for the three and nine months ended August 31, 2014, respectively, and $20.7 million, $44.1 million for the three and six months ended August 31, 2013, respectively, and $22.3 million for the three months ended February 28, 2013. Total compensation cost includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of the acquisition accounting, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013. At August 31, 2014, we had $112.8 million of total unrecognized compensation cost allocated to us related to nonvested share-based awards, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.1 years.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. The compensation cost related to this plan was $1.2 million and $6.0 million for the three and nine months ended August 31, 2014, respectively, and $1.3 million and $3.0 million for the three and six months ended August 31, 2013, respectively, and $2.6 million for the three months ended February 28, 2013.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements ranging from one to eight years, with an approximate average term of three years. We amortize these awards to compensation expense over the relevant service period. The compensation cost associated with these awards amounted to $37.4 million and $115.6 million for the three and nine months ended August 31, 2014, respectively, and to $45.5 million and $92.5 million for the three and six months ended August 31, 2013, respectively, and $48.2 million for the three months ended February 28, 2013. At August 31, 2014 and November 30, 2013, the remaining unamortized amount of these awards was $249.4 million and $185.0 million, respectively, and is included within Other assets on the Consolidated Statements of Financial Condition.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

Note 18. Income Taxes

At August 31, 2014 and November 30, 2013, we had approximately $134.1 million and $126.8 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $89.3 million and $85.5 million at August 31, 2014 and November 30, 2013, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At August 31, 2014 and November 30, 2013, we had interest accrued of approximately $28.4 million and $22.9 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the nine months ended August 31, 2014 and year ended November 30, 2013.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2012
California	2006
Connecticut	2006
Massachusetts	2010
New Jersey	2007
New York State	2001
New York City	2003

Note 19. Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at August 31, 2014 (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Maximum Payout
Equity commitments (1)	$1.6	$7.6	$0.9	$—	$355.7	$365.8
Loan commitments (1)	—	76.7	615.8	101.1	—	793.6
Mortgage-related commitments	976.2	333.0	530.6	—	—	1,839.8
Forward starting reverse repos and repos	1,975.3	—	—	—	—	1,975.3
Other unfunded commitments (1)	—	79.5	—	—	23.0	102.5

	$2,953.1	$496.8	$1,147.3	$101.1	$378.7	$5,077.0

(1)	Equity, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration at August 31, 2014. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2014	2015-2019	2020 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Investment grade	$—	$55.2	$—	$55.2	$—	$55.2
Non-investment grade.	—	88.8	—	88.8	15.6	73.2
Unrated	1.5	830.4	—	831.9	166.7	665.2

Total	$1.5	$974.4	$—	$975.9	$182.3	$793.6

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $196.9 million of funded loans included in Financial instruments owned—Loans and Loans to and investments in related parties, and a $14.6 million net liability related to lending commitments recorded in Financial instruments sold—Derivatives and Financial instruments owned—Derivatives in the Consolidated Statement of Financial Condition at August 31, 2014.
(3)	Represents the notional amount of unfunded lending commitments.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian Friedman, one of our directors and Chairman of the Executive Committee. At August 31, 2014, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.5 million.

See Note 10, Investments for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.

Additionally, At August 31, 2014, we had other outstanding equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2014, we had $443.6 million of outstanding loan commitments to clients.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Loan commitments outstanding at August 31, 2014, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related Commitments. We enter into forward contracts to purchase mortgage participation certificates and mortgage-backed securities. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related commitments recorded in the Consolidated Statements of Financial Condition was $69.7 million at August 31, 2014.

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

Other Unfunded Commitments. Other unfunded commitments include obligations in the form of revolving notes to provide financing to asset-backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity.

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

During the first quarter of 2014, Jefferies reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the Securities and Exchange Commission (“SEC”), relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time the Company terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At August 31, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $3.1 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2014 (in millions):

	Expected Maturity Date
Guarantee Type:	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Notional/ Maximum Payout
Derivative contracts—non-credit related	$55,067.0	$12,274.7	$349.4	$1.1	$521.5	$68,213.7
Written derivative contracts—credit related	—	—	9.0	—	1,541.5	1,550.5

Total derivative contracts	$55,067.0	$12,274.7	$358.4	$1.1	$2,063.0	$69,764.2

At August 31, 2014 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,475.5	$—	$—	$—	$—	$—	$1,475.5
Single name credit default swaps	$—	$—	$10.0	$52.0	$13.0	$—	$75.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2014, the fair value of derivative contracts meeting the definition of a guarantee is approximately $65.3 million.

Loan Guarantee. We have provided a guarantee to Jefferies Finance, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. At August 31, 2014, the maximum amount payable under the guarantee is $21.0 million and matures in January 2021.

Stand by Letters of Credit. At August 31, 2014, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $37.9 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Note 20. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and, have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

At August 31, 2014, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$902,855	$829,380
Jefferies Execution	5,737	5,487

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$187,645	$84,003

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity, registering as a FCM. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies’ minimum net capital requirement would have increased from approximately $73.0 million to $103.0 million had the merger occurred on August 31, 2014.

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom (“U.K.”).

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

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

Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

Our net revenues and expenses by segment are summarized below (in millions):

	Successor				Predecessor
	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Capital Markets:
Net revenues	$828.5	$2,423.2	$515.3	$1,149.9	$807.6
Expenses	$697.8	$2,020.6	$500.1	$1,077.5	$660.6
Asset Management:
Net revenues	$14.8	$42.1	$16.4	$40.2	$10.9
Expenses	$9.9	$27.7	$8.2	$20.6	$7.5
Total:
Net revenues	$843.3	$2,465.3	$531.7	$1,190.1	$818.5
Expenses	$707.7	$2,048.3	$508.3	$1,098.1	$668.1

The following table summarizes our total assets by segment at August 31, 2014 and November 30, 2013 (in millions):

	August 31, 2014	November 30, 2013
Segment assets:
Capital Markets	$44,208.2	$39,276.8
Asset Management	555.9	900.2

Total assets	$44,764.1	$40,177.0

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

					Predecessor
	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Americas (1)	$661,738	$1,893,723	$362,240	$884,386	$663,588
Europe (2)	153,455	500,229	159,739	276,782	133,104
Asia	28,116	71,377	9,716	28,965	21,852

Net revenues	$843,309	$2,465,329	$531,695	$1,190,133	$818,544

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 22. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2014 and November 30, 2013, loans to and/or equity investments in Private Equity Related Funds were in aggregate $65.3 million and $61.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor				Predecessor
	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2013	Three Months Ended February 28, 2013
Interest income	$—	$—	$339	$837	$516
Other revenues and investment (loss) income	371	(11,088)	4,005	3,031	947

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 19, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At August 31, 2014 and November 30, 2013, we have commitments to purchase $313.7 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Harbinger Group Inc. At August 31, 2014, we have a loan outstanding of $8.8 million to a party related to Harbinger Group, Inc., which is partially owned by Leucadia. Interest income on such loan for the three months ended August 31, 2014 was $0.2 million. In addition, as part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $223.6 million.

National Beef Packaging Company, LLC (“National Beef”). We act as a futures clearing merchant for National Beef, which is partially owned by Leucadia. At August 31, 2014, we had a customer payable to National Beef of $4.1 million and recognized commissions of $65,000 during the three and nine months ended August 31, 2014.

Officers, Directors and Employees. At August 31, 2014 and November 30, 2013, we had $14.2 million and $13.9 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Leucadia. Under a service agreement, we charge Leucadia for certain services which, for the three and nine months ended August 31, 2014 amounted to $9.0 million and $26.2 million, respectively. At August 31, 2014 and November 30, 2013, we had a receivable from Leucadia of $11.3 million and $2.3 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At August 31, 2014 and November 30, 2013, we had a payable to Leucadia of $23.3 million and $6.7 million respectively, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

On March 18, 2014, we sold our investment in Harbinger Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date. In addition, on February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value. During the six months ended August 31, 2013 and the three months ended February 28, 2013, we distributed $65,000, and $61,000 to Leucadia in respect of Leucadia’s remaining investment in our high yield joint venture.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2013 and filed with the SEC on January 28, 2014;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” herein;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

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

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to an agreement with Leucadia (the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. For further information, see Note 1, Organization and Basis of Presentation in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Leucadia Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the following periods (i) the three and nine months ended August 31, 2014 and the three and six months ended August 31, 2013 (the “Successor periods”) and (ii) the three months ended February 28, 2013 (the “Predecessor period”). The following table provides an overview of our consolidated results of operations (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Net revenues, less mandatorily redeemable preferred interests	$843,309	$2,465,329	$531,695	$1,186,765	$807,583
Non-interest expenses	707,674	2,048,288	508,313	1,098,130	668,096
Earnings before income taxes	135,625	417,041	23,382	88,635	139,487
Income tax expense	51,762	155,962	8,493	33,500	48,645
Net earnings	83,873	261,079	14,889	55,135	90,842
Net earnings to noncontrolling interests	312	3,760	3,149	3,887	10,704
Net earnings attributable to Jefferies Group LLC / common stockholders	83,561	257,319	11,740	51,248	80,138
Effective tax rate	38.2%	37.4%	36.3%	37.8%	34.9%

As indicated in our Quarterly Report on Form 10-Q for the three months ended August 31, 2013 and our Annual Report on Form 10-K for the year ended November 30, 2013, we have made correcting adjustments to our historical financial statements for the first quarter and second quarter of 2013. We do not believe these adjustments are material to our financial statements for the quarterly period ended February 28, 2013 or the six months ended August 31, 2013. For additional information on these adjustments, see Note 1, Organization and Basis of Presentation, and Note 26, Selected Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended November 30, 2013.

Executive Summary

Three Months Ended August 31, 2014

Net revenues, less mandatorily redeemable preferred interests, for the three months ended August 31, 2014 were $843.3 million. These results were primarily due to record quarterly investment banking revenues, reflecting strong revenues from our debt and equity capital markets efforts and our merger and acquisition advisory business. Our fixed income and equities revenues were also solid during the quarter. The strong net revenues during the three months ended August 31, 2014, reflect the favorable market conditions that resulted from an increase in consumer confidence, improvements in the housing sector, as well as the decline in the unemployment rate during the period, partially offset by increasing global geopolitical concerns. Reflected within Net revenues for the third quarter of 2014 is positive income of $24.1 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction.

Non-interest expenses were $707.7 million for the three months ended August 31, 2014 and include Compensation and benefits expense of $477.3 million recognized commensurate with the level of Net revenues for the three month period. Compensation and benefits expenses as a percentage of Net revenues was 56.6% for the three months ended August 31, 2014. Non-interest expenses include $2.0 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $3.6 million associated with intangible assets and internally developed software, and $3.4 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards, which then had future service requirements and was recognized in connection with the Leucadia Transaction.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At August 31, 2014, we had 3,885 employees globally, an increase of 100 employees from our headcount at May 31, 2014 of 3,785.

Nine Months Ended August 31, 2014

Net revenues, less mandatorily redeemable preferred interests, for the nine months ended August 31, 2014 were a record $2,465.3 million, reflecting record revenues in investment banking, and strong revenues in equities and fixed income. Our fixed income revenues were solid, particularly given the challenging market conditions, continued tapering of the U.S. Federal reserve monetary stimulus and global economic pressures, primarily in the first half of the year, which were partially offset by market improvements in the third quarter. The results for the nine months of 2014 reflect within Net revenues positive income of $76.5 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and gains of $20.0 million in aggregate from our investments in KCG Holdings, Inc. (“Knight”) and Harbinger Group Inc. (“Harbinger”), the latter of which we sold to Leucadia in March 2014.

Non-interest expenses were $2,048.3 million for the nine months ended August 31, 2014 and include Compensation and benefits expense of $1,390.0 million recognized commensurate with the level of net revenues for the nine month period. Compensation and benefits expenses as a percentage of Net revenues was 56.4% for the nine months ended August 31, 2014. Non-interest expense includes $6.2 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $10.6 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.

Three Months Ended August 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended August 31, 2013 were $531.7 million, reflecting a challenging environment for our fixed income business, partially offset by strong results in our investment banking activities. The results for the third quarter of 2013 reflect within Net revenues positive income of $24.6 million representing the amortization of premiums arising upon recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction.

Non-interest expenses were $508.3 million for the three months ended August 31, 2013. Non-interest expenses include $2.5 million in transaction related professional fees, $8.0 million of incremental amortization expense associated with intangible assets and internally developed software recognized in connection with the Leucadia Transaction, and $13.4 million in costs related to litigation settlements during the period. Compensation expenses were $293.8 million for the quarter reflecting compensation cost as a percentage of Net revenues of 55.3%.

Six Months Ended August 31, 2013

Net revenues, less mandatorily redeemable preferred interests, for the six months ended August 31, 2013 were $1,186.8 million. The results for the six months reflect within Net revenues positive income of $49.0 million representing the amortization of premiums arising upon recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and an unrealized mark down of $21.7 million in the value of our shares of Knight Capital, Inc. (“Knight Capital”) owned by us.

Non-interest expenses were $1,098.1 million for the six months ended August 31, 2013. Non-interest expenses include Compensation and benefits expense of $667.7 million for the six month period recognized commensurate with the level of Net revenues. Compensation costs as a percentage of Net revenues for the six months ended August 31, 2013 were 56.1%. Non-interest expense also includes approximately $37.2 in transaction related costs associated with the closing of the March 1, 2013 Leucadia Transaction. These costs are comprised of $11.6 million in transaction-related investment banking, legal and filing fees, $4.2 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $14.1 million associated with intangible assets and internally developed software recognized at the transaction date, and $7.3 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction. In addition, occupancy and equipment includes a $7.3 million charge associated with our relocating certain staff and abandoning certain London office space and $13.4 million in costs related to litigation settlements incurred during the six month period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor periods for the three and nine months ended August 31, 2014 and the three and six months ended August 31, 2013, and the Predecessor period for the three months ended February 28, 2013 (amounts in thousands):

	Successor								Predecessor
	Three Months Ended		Nine Months Ended		Three Months Ended		Six Months Ended		Three Months Ended
	August 31, 2014		August 31, 2014		August 31, 2013		August 31, 2013		February 28, 2013
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
Equities	$171,708	20%	$537,769	22%	$151,038	28%	$292,628	25%	$167,354	21%
Fixed income	195,345	23	698,979	28	47,769	9	276,956	23	352,029	43

Total sales and trading	367,053	43	1,236,748	50	198,807	37	569,584	48	519,383	64
Equity	93,309	11	271,773	11	56,482	11	110,046	9	61,380	7
Debt	175,597	21	495,635	20	120,187	22	253,901	21	140,672	17

Capital markets	268,906	32	767,408	31	176,669	33	363,947	30	202,052	24
Advisory	198,887	24	445,854	18	142,670	27	232,526	20	86,226	11

Total investment banking	467,793	56	1,213,262	49	319,339	60	596,473	50	288,278	35
Asset management fees and investment income (loss) from managed funds:
Asset management fees	7,379	1	21,752	1	9,578	2	20,910	2	11,083	1
Investment income (loss) from managed funds	1,084	—	(6,433)	—	3,971	1	3,166	—	(200)	—

Total	8,463	1	15,319	1	13,549	3	24,076	2	10,883	1

Net revenues	843,309	100%	2,465,329	100%	531,695	100%	1,190,133	100%	818,544	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		—		—		3,368		10,961

Net revenues, less mandatorily redeemable preferred interests	$843,309		$2,465,329		$531,695		$1,186,765		$807,583

(1)	Amounts represent Revenues by Source as a percentage of Net revenues.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Net Revenues

Net revenues for the three months ended August 31, 2014 of $843.3 million were the third highest quarter on record, reflecting record revenues in investment banking and a solid performance in equities and fixed income, across all regions. Further, Asian revenues for the quarter ended August 31, 2014 were the second highest quarter on record and European revenues for the quarter ended August 31, 2014 were the third highest quarter on record.

Net revenues for the nine months ended August 31, 2014 were a record $2,465.3 million, reflecting record investment banking revenues and strong revenues in sales and trading. The nine months results include gains of $20.0 million from our investments in Knight and Harbinger.

Net revenues for the three months ended August 31, 2013 of $531.7 million reflect solid results from our investment banking platform, particularly with respect to advisory services, and continued improvement in our core equity sales and trading business. However, our fixed income business experienced a very challenging quarter and was negatively impacted by the change in expectations for interest rates and widening credit spreads. Equities net revenues for the three months ended August 31, 2013 include an unrealized loss of $16.0 million reflecting the decline in the Knight Capital stock price over the period.

Net revenues for the six months ended August 31, 2013 of $1,186.8 million reflect improved performance in our core equity sales and trading business and continue strength in our investment banking platform. Our fixed income businesses experienced a significant slowdown in activity beginning in March 2013 and difficult trading conditions throughout the remainder of the period. The six months ended August 31, 2013 include an unrealized loss of $21.7 million reflecting the decline in the Knight Capital stock price as of the end of August 2013 as compared to the beginning of the six month period.

Net revenues for the three months ended February 28, 2013 were $818.5 million as a result of improved overall market activity, with all of our business lines demonstrating strong results. Within Equities revenues, Net revenues include Principal transaction revenues of $26.5 million from unrealized gains related to our investment in Knight Capital during the quarter.

In 2013, interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents primarily the allocation of earnings and losses from our high yield business to third party noncontrolling interest holders that were invested in that business through mandatorily redeemable preferred securities. These interests were redeemed in April 2013 and all of the results in our high yield business are now wholly allocated to Jefferies.

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

Three Months Ended August 31, 2014

Total equities revenue was $171.7 million for the three months ended August 31, 2014. Equities revenue includes a loss of $6.5 million from our investment in Knight and an unrealized gain of $2.5 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Also included within interest expense allocated to our equities business is positive income of $10.6 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The third quarter of 2014 was characterized by U.S. stock prices continuing their upward trend, as company earnings and economic data largely met expectations and monetary policy looked to remain favorable. During the fiscal quarter, revenues from our U.S. equity cash desk were driven by increased block trading revenues and increased commission revenues due to higher customer flows as compared to the comparable 2013 quarter. This was partially offset by lower revenues from the equity options trading desk in comparison to 2013, as the prior year quarter benefited from high market volatility. In Europe, decreased commission and trading revenues were in line with lower market volumes during the summer months. Asian equity commissions for the third quarter of 2014 were up, driven by an increase in client activity primarily from U.S.-based clients.

Revenues from our Jefferies Finance joint venture were higher during the 2014 quarter versus the third quarter of 2013 due to an increase in loan closings and syndications, while revenues from our LoanCore joint venture were lower during the three month period ended August 31, 2014 as compared to the three months ended August 31, 2013 due to fewer securitizations.

Nine Months Ended August 31, 2014

Total equities revenue was $537.8 million for the nine months ended August 31, 2014. Equities revenue includes unrealized gains of $20.0 million from our investments in Knight and Harbinger and an unrealized gain of $8.1 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014. Also included within interest expense allocated to our equities business is positive income of $34.2 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

Equities revenue from our Jefferies Finance joint venture increased during the nine months ended August 31, 2014 as compared to the six months ended August 31, 2013 and the three months ended February 28, 2013, due to significant loan closings and syndications by the venture over the period. Equities revenue from our LoanCore joint venture decreased during the nine months ended August 31, 2014 as compared to the six months ended August 31, 2013 and the three months ended February 28, 2013, due to fewer securitizations by the venture over the period. In addition, during the first quarter of 2014, we deconsolidated certain of our strategic investment entities as additional third party investments were received during the period. Accordingly, the results from this business reflected in equities revenues for the nine months ended August 31, 2014 represent trading revenues solely from managed accounts that are solely owned by us. Results from our strategic investments business in prior periods represented 100% of strategic investment trading revenues, a portion of which was attributed to noncontrolling interests. During the second quarter of 2014, our Securities Finance desk contributed solidly to equities revenue and performance from our electronic trading platform has continued to increase.

Three Months Ended August 31, 2013

Total equities revenue was $151.0 million for the three months ended August 31, 2013. Equities revenue includes within Principal transaction revenues an unrealized loss of $16.0 million on our investment in Knight Capital and an unrealized gain of $16.3 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. In addition, included within Interest expense is positive income of $13.3 million from the allocation to our equities business of the amortization of premiums arising upon adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

Economic data in the U.S. continued to indicate a slow recovery during the period and, towards the end of August, geopolitical concerns regarding the Middle East added volatility in the U.S. and international markets. Overall market volumes were subdued during the summer months moderating customer flow in our U.S. and European equity cash trading desks for the third quarter of 2013 although the desks benefited from certain block trading opportunities. Equity revenues from our Jefferies LoanCore joint venture are reflective of fewer securitizations during the quarter while net earnings from our investment in Jefferies Finance were strong for the three months ended August 31, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended August 31, 2013

For the six months ended August 31, 2013, total equities revenues was $292.6 million and includes within Principal transaction revenues an unrealized loss of $21.7 million related to our investment in Knight Capital and an unrealized gain of $9.1 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible debenture. Additionally, positive income from the amortization of premiums arising upon adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction is partially allocated to our equities Net revenues. While stock prices over the period generally increased, trading volumes were low, which impacted our customer trading volumes. During the second quarter of 2013, our Securities Finance desk contributed solidly to equities revenue and the performance of certain strategic investment strategies were particularly robust.

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

Three Months Ended August 31, 2014

Fixed income revenue was $195.3 million for the three months ended August 31, 2014. Included within Interest expense for the period is positive income of $13.5 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

The third quarter of fiscal 2014 was characterized by improving U.S. economic data, partially offset by increased geopolitical risks. Treasury market conditions remained difficult, with extremely low volatility and low trading volumes. These conditions impacted trading revenues in our U.S. rates business. Higher revenues were seen in our corporates, mortgage, and leveraged credit businesses compared to the prior year comparable quarter, partially due to investors migrating to certain parts of these asset classes in search of higher yields. Investor interest in high yield asset classes continued to be strong. Performance from municipal securities trading for the third quarter of 2014 was markedly improved over the prior year quarter as the third quarter of 2013 was negatively impacted by concerns regarding the U.S. Federal Reserve’s monetary policy. Revenues from our U.S. mortgage desk were similarly impacted when comparing 2014 results to 2013 results. While mortgage spreads were widening during the third quarter of 2014 upon the expectation of the U.S. Federal Reserve tapering its mortgage-backed securities purchasing program, the third quarter of 2013 saw the widest spread levels of the year and significant price depreciation. Yields in Europe also tightened during the three months ended August 31, 2014, which benefited our international rates trading business and client flow increased with strong demand creating price appreciation for certain sovereigns. Futures sales and trading revenues for the three months ended August 31, 2014 remained relatively unchanged as compared to the same 2013 period, primarily attributable to improved trading opportunities, offset by low volatility in the foreign currency markets as well as geopolitical challenges.

Nine Months Ended August 31, 2014

Fixed income revenue was $699.0 million for the nine months ended August 31, 2014. Included within Interest expense for the period is positive income of $42.3 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The first part of the nine months ended August 31, 2014 was characterized by weaker U.S. economic data, which continued to be mixed throughout the nine month period. Additionally, geopolitical factors created market uncertainty. Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace. These factors continued to motivate investors to take on more risk in search of yield, which has reduced demand in U.S. rates while benefiting other of our fixed income businesses. Overall, volatility was low reducing client trading demand across most of the fixed income platform with the exception of increased customer flow in our municipal securities business. Futures sales and trading revenues for the nine months ended August 31, 2014 were negatively impacted by challenging market conditions for foreign currency trading given political and economic instability in various global environments.

Three Months Ended August 31, 2013

Fixed income revenue was $47.8 million for the three months ended August 31, 2013. Included within Interest expense for the period is positive income of $14.1 million from the allocation to our business of the amortization of premiums arising from adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

During the quarter, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt purchases in future periods. These market conditions negatively impacted our U.S. rates, corporates, U.S. mortgages and leveraged credit revenues for the quarter as the volatility made it difficult to realize net revenue from our customer flow. The volatility in interest rates also impacted the global commodities and foreign exchange markets reducing trading demand in our futures business over the period. Additionally, the municipal bond market saw significant out flows and municipal debt yields widened appreciably, which led to an absence of new issuances during the three months ended August 31, 2013. Within Europe, our international rates business was able to capitalize on the shifts in sovereign debt market yields over the period producing strong trading gains.

Six Months Ended August 31, 2013

Fixed income revenue was $277.0 million for the six months ended August 31, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Investment Banking Revenue

We provide a full range of capital markets and financial advisory services across most industry sectors to our clients in the Americas, Europe and Asia. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Equity	$93,309	$271,773	$56,482	$110,046	$61,380
Debt	175,597	495,635	120,187	253,901	140,672

Capital markets	268,906	767,408	176,669	363,947	202,052
Advisory	198,887	445,854	142,670	232,526	86,226

Total	$467,793	$1,213,262	$319,339	$596,473	$288,278

Three Months Ended August 31, 2014

During the three months ended August 31, 2014, strong equity and debt markets, low borrowing costs and an improving U.S. and European economic environment, supported a higher level of overall investment banking activity compared to the same period last year.

Investment banking revenues were a record $467.8 million for the three months ended August 31, 2014. From equity and debt capital raising activities, we generated $93.3 million and $175.6 million in revenues, respectively. During the three months ended August 31, 2014, we completed 333 public and private debt financings that raised $62.7 billion and we completed 59 public equity financings and two convertible offerings that raised $27.9 billion (for 53 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $198.9 million in the third quarter of 2014, during which we acted as financial advisor on 38 merger and acquisition transactions and five restructuring and recapitalization transactions with an aggregate transaction value of $32.2 billion.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Nine Months Ended August 31, 2014

Investment banking revenues were a record $1,213.3 million for the nine months of 2014. From equity and debt capital raising activities, we generated $271.8 million and $495.6 million in revenues, respectively. During the nine months ended August 31, 2014, we completed 845 public and private debt financings that raised $195.8 billion and we completed 138 public equity financings and 6 convertible offerings that raised $51.9 billion (121 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $445.9 million, including revenues from 96 merger and acquisition transactions and ten restructuring and recapitalization transactions with an aggregate transaction value of $98.2 billion.

Three and Six Months Ended August 31, 2013

During the third quarter of 2013, despite uneven U.S. economic growth and uncertainty surrounding the U.S. Federal Reserve’s decision on quantitative easing, capital market conditions continued to show signs of improvement due to the availability of low-priced credit and a general rise in the stock market.

Investment banking revenue was $319.3 million for the three months ended August 31, 2013, our second highest quarter ever, reflecting significantly higher advisory revenues on increased corporate activity. From equity and debt capital raising activities, we generated $56.5 million and $120.2 million in revenues, respectively. During the three months ended August 31, 2013, we completed 137 public and private debt financings that raised $49.7 billion in aggregate, as companies took advantage of low borrowing costs and we completed 35 public equity financings that raised $8.0 billion (30 of which we acted as sole or joint bookrunner). During the three months ended August 31, 2013, our financial advisory revenues totaled $142.7 million, including fees from 42 merger and acquisition transactions where we served as financial advisor.

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

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, investment banking revenue was $288.3 million, including advisory revenues of $86.2 million and $202.1 million in revenues from capital market activities, the third highest on record. Debt capital markets revenue were $140.7 million, driven by a high number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings that raised a total of $42 billion. Equity capital markets revenue totaled $61.4 million, completing 30 public equity financings that raised $10.0 billion (25 of which we acted as sole or joint bookrunner). Reflective of a subdued mergers and acquisition deal environment, despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue totaled $86.2 million. During the three months ended February 28, 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21 billion.

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

The following summarizes the results of our Asset Management businesses for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Asset management fees:
Fixed income	$1,155	$5,064	$1,217	$2,546	$1,154
Equities	5,807	14,454	361	2,684	2,295
Convertibles	417	2,234	1,901	3,655	1,376
Commodities	—	—	6,099	12,025	6,258

	7,379	21,752	9,578	20,910	11,083
Investment income (loss) from managed funds	1,084	(6,433)	3,971	3,166	(200)

Total	$8,463	$15,319	$13,549	$24,076	$10,883

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

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	August 31, 2014	November 30, 2013
Assets under management (1):
Equities	$322	$14
Convertibles	339	492

Total	$661	$506

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses

Non-interest expenses for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013, were as follows (in thousands):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Compensation and benefits	$477,268	$1,390,043	$293,771	$667,651	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	55,967	159,500	49,166	98,068	46,155
Technology and communications	67,286	201,849	62,266	126,105	59,878
Occupancy and equipment rental	28,477	81,652	26,205	58,430	24,309
Business development	27,800	79,193	17,624	40,356	24,927
Professional services	31,231	81,395	25,269	54,788	24,135
Other	19,645	54,656	34,012	52,732	14,475

Total non-compensation expenses	230,406	658,245	214,542	430,479	193,879

Total non-interest expenses	$707,674	$2,048,288	$508,313	$1,098,130	$668,096

Compensation and Benefits

Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees. Cash- and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award.

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $55.4 million and $183.6 million for the three and nine months ended August 31, 2014, respectively, and $66.3 million and $136.7 million for the three and six months ended August 31, 2013, respectively, and $72.3 million for the three months ended February 28, 2013. In addition, compensation and benefits expense for the three and nine months ended August 31, 2014 includes approximately $3.4 million and $11.0 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.

Compensation and benefits expense as a percentage of Net revenues was 56.6% and 56.4% for the three and nine months ended August 31, 2014, respectively, and 55.3% and 56.1% for the three and six months ended August 31, 2013, respectively, and 57.9% for the three months ended February 28, 2013. Employee headcount was 3,885 at August 31, 2014 and 3,797 at November 30, 2013.

Non-Compensation Expenses

Three Months Ended August 31, 2014

Non-compensation expenses were $230.4 million for the three months ended August 31, 2014, equating to 27.3% of Net revenues. Non-compensation expenses include approximately $3.6 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of accounting for the Leucadia Transaction reported within Technology and communications expense and Other expense, and $2.0 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses. Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters at 520 Madison Avenue. For the quarter, Occupancy and equipment rental expense reflects incremental office re-configuration expenditures at 520 Madison Avenue. Business development costs reflect our continued efforts to continue to build market share, including our loan origination business conducted through Jefferies Finance joint venture. We continue to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense.

Nine Months Ended August 31, 2014

Non-compensation expenses were $658.2 million for the nine months ended August 31, 2014, equating to 26.7% of Net revenues. Non-compensation expenses include approximately $10.6 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of accounting for the Leucadia Transaction reported within Technology and communications expense and Other expense, and $6.2 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense.

Three and Six Months Ended August 31, 2013

Non-compensation expenses were $214.5 million for the three months ended August 31, 2013, equating to 40.4% of Net revenues. Non-compensation expenses for the three months ended August 31, 2013 include approximately $8.0 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of accounting for the Leucadia Transaction recognized within Other expenses and Technology and communications expense. Additionally, $2.5 million in transaction-related investment banking filing fees are recognized within Professional services expense, $2.1 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and Other expenses include $13.4 million in litigation settlement costs. The litigation costs include the final judgment related to our last outstanding auction rate securities legal matter. Excluding these expenses, our non-compensation expenses as a percentage of Net revenues, after excluding from revenues $27.0 million of net interest income due to the amortization of premiums arising from the one-time fair value adjustment of our long term debt to fair value as of the date of our transaction with Leucadia and the concurrent assumption of our mandatorily redeemable convertible preferred stock by Leucadia, was 37.4%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. In addition to transaction-related expenses as part of our Professional services expense for the period, we continue to incur legal and consulting fees as part of implementing various regulatory requirements.

Non-compensation expenses were $430.5 million for the six months ended August 31, 2013 and include approximately $14.1 million in amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of accounting for the Leucadia Transaction reported within Technology and communications expense and Other expense, $4.2 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and $11.6 million in transaction-related investment banking filing fees recognized in Professional services expense. Additionally, during the second quarter of 2013, a $7.3 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London and Other expenses include $13.4 million in litigation settlement costs. Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. We continue to incur legal and consulting fees as part of implementing various regulatory requirements.

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

Income Taxes

For the three and nine months ended August 31, 2014, the provision for income taxes was $51.8 million and $156.0 million, respectively, equating to an effective tax rate of 38.2% and 37.4%, respectively. For the three months ended August 31, 2013, six months ended August 31, 2013 and the three months ended February 28, 2013, the provision for income taxes was $8.5 million, $33.5 million and $48.6 million, respectively, equating to an effective tax rate of 36.3%, 37.8% and 34.9%, respectively. At August 31, 2014, the effective tax rate differed from the U.S. federal statutory rate of 35.0%, primarily due to the impact of state income taxes, the effect of which is partially offset by international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, at August 31, 2014 and November 30, 2013 (in thousands):

	August 31, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,688,105	$1,816,070	$2,098,597	$1,823,299
Corporate debt securities	3,330,959	1,618,068	2,982,768	1,346,078
Government, federal agency and other sovereign obligations	6,365,531	5,133,105	5,346,152	3,155,683
Mortgage- and asset-backed securities	3,884,014	3,614	4,473,135	34,691
Loans and other receivables	1,607,130	832,419	1,349,128	695,300
Derivatives	358,675	267,005	261,093	180,079
Investments	121,928	—	101,282	—
Physical commodities	63,831	52,966	37,888	36,483

	$18,420,173	$9,723,247	$16,650,043	$7,271,613

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

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at August 31, 2014 and November 30, 2013 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	August 31, 2014	November 30, 2013	August 31, 2014	November 30, 2013
Loans and other receivables	$188,025	$145,890	$6,661	$22,462
Investments at fair value	116,387	101,242	—	—
Residential mortgage-backed securities	81,034	105,492	—	—
U.S government and federal agency securities	2,494	—	—	—
Collateralized debt obligations	43,740	37,216	—	—
Corporate debt securities	36,884	25,666	242	—
Commercial mortgage-backed securities	19,327	17,568	—	—
Corporate equity securities	7,777	9,884	38	38
Other asset-backed securities	2,079	12,611	—	—
Derivatives	1,204	1,493	14,784	8,398

Total Level 3 financial instruments	498,951	457,062	$21,725	$30,898

Level 3 financial instruments for which the firm bears no economic exposure (1)	(18,948)	—

Level 3 financial instruments for which the firm bears economic exposure	480,003	457,062
Investments in managed funds	58,322	57,285

Level 3 assets for which the firm bears economic interest	$538,325	$514,347

Total Level 3 assets	$557,273	$514,347

Total Level 3 financial instruments as a percentage of total financial instruments	2.7%	2.7%	0.2%	0.4%

(1)	Consists of assets which are financed by nonrecourse secured financing.

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $31.7 million and $39.7 million at August 31, 2014 and November 30, 2013, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $8.1 million and $9.6 million reported within Long-term debt at August 31, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013	February 28, 2013
Assets:
Transfers from Level 3 to Level 2	$108.6	$71.8	$82.7	$48.5	$112.7
Transfers from Level 2 to Level 3	87.8	79.4	91.4	53.6	100.5
Net gains (losses)	(4.8)	12.3	1.0	(12.7)	14.5

Liabilities:
Transfers from Level 3 to Level 2	$8.6	$7.2	$—	$—	$0.7
Transfers from Level 2 to Level 3	0.1	—	—	—	—
Net gains (losses)	4.2	(2.0)	11.6	6.5	(2.7)

See Note 5, Fair Value Disclosures, in our consolidated financial statements for additional discussion on transfers of assets and liabilities among the fair value hierarchy levels.

Controls Over the Valuation Process for Financial Instruments – Our Independent Price Verification Group, independent of the trading function, plays an important role in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. Where a pricing model is used to determine fair value, these control processes include reviews of the pricing model’s theoretical soundness and appropriateness by risk management personnel with relevant expertise who are independent from the trading desks. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Goodwill

At August 31, 2014, goodwill recorded on our Consolidated Statement of Financial Condition is $1,723.6 billion (3.9% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 11, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2014.

We use allocated equity plus goodwill and allocated intangible assets as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. For further information on our Cash Capital Policy, refer to the Liquidity, Financial Condition and Capital Resources section herein. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies, as well as discounted cash flow valuation methodologies that incorporate risk-adjusted discount rates. In addition, for certain reporting units, we utilize a net asset value method. Under the market approach, the key assumptions are the selected multiples and our internally developed forecasts of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis. Similarly, in using a discounted cash flow methodology for our Futures reporting unit, the key assumptions are our internally developed forecasts of future profitability, which are dependent on market volatility and related customer activity, as well as the appropriate discount rate. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our annual goodwill impairment testing at August 1, 2014 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, Fixed Income and Futures reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,709.6 million of total goodwill of $1,723.6 million at August 31, 2014. For the remaining less significant reporting units, which contain approximately 0.8% of our total goodwill, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	August 31, 2014	November 30, 2013	% Change
Total assets	$44,764.1	$40,177.0	11%
Cash and cash equivalents	4,035.2	3,561.1	13%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,301.2	3,616.6	-9%
Financial instruments owned	18,420.2	16,650.0	11%
Financial instruments sold, not yet purchased	9,723.2	7,271.6	34%
Total Level 3 assets	557.3	514.3	8%

Securities borrowed	$6,270.5	$5,359.8	17%
Securities purchased under agreements to resell	4,570.5	3,746.9	22%

Total securities borrowed and securities purchased under agreements to resell	$10,841.0	$9,106.7	19%

Securities loaned	$2,468.5	$2,506.1	-2%
Securities sold under agreements to repurchase	10,532.1	10,779.8	-2%

Total securities loaned and securities sold under agreements to repurchase	$13,000.6	$13,285.9	-2%

Total assets at August 31, 2014 and November 30, 2013 were $44.8 billion and $40.2 billion, respectively. During the three and nine months ended August 31, 2014, average total assets were approximately 15% and 12%, respectively, higher than total assets at August 31, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Our total Financial instruments owned inventory at August 31, 2014 was $18.4 billion, an increase of 11% from inventory of $16.7 billion at November 30, 2013, primarily driven by increases in inventory positions of government and federal agency securities as a result of higher trading volumes due to rate volatility in the U.S. rates business and increases in equity and corporate debt products as a result of greater customer trading demand. The increase was partially offset by decreases in inventory positions of mortgage- and asset- backed securities as trading volumes are lower in anticipation of interest rate increases. Financial instruments sold, not yet purchased inventory was $9.7 billion and $7.3 billion at August 31, 2014 and November 30, 2013, respectively, with the increase primarily driven by increased trading by our U.S. and international rates businesses. Our overall net inventory position was $8.7 billion and $9.4 billion at August 31, 2014 and November 30, 2013, respectively.

The change in our net inventory balance is primarily attributed to a reduction in our net inventory of U.S. government and agency securities and sovereign obligations and mortgage- and asset-backed securities inventory, partially offset by an increase in net equity inventory.

We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain at August 31, 2014, refer to the Risk Management section herein.

Of our total Financial instruments owned, approximately 75% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At August 31, 2014 and November 30, 2013, our Level 3 financial instruments owned was 3% of our financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 19% from November 30, 2013 to August 31, 2014, primarily due to an increase in firm financing of our short inventory. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 2% from November 30, 2013 to August 31, 2014 due to a decrease in our matched book activity, partially offset by an increase in firm financing of our inventory. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the nine months ended August 31, 2014 were 20% and 25% higher, respectively, than the August 31, 2014 balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor		Predecessor
	Nine Months Ended	Nine Months Ended	Three Months Ended
	August 31, 2014	November 30, 2013	February 28, 2013
Securities Purchased Under Agreements to Resell:
Period end	$4,571	$3,747	$3,578
Month end average	5,961	4,936	5,132
Maximum month end	8,081	6,007	6,288

Securities Sold Under Agreements to Repurchase:
Period end	$10,532	$10,780	$7,976
Month end average	13,307	13,308	11,895
Maximum month end	16,586	16,502	15,168

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at August 31, 2014 and November 30, 2013 (in thousands):

		August 31,	November 30,
		2014	2013
Total assets		$44,764,080	$40,176,996
Deduct:	Securities borrowed	(6,270,452)	(5,359,846)
	Securities purchased under agreements to resell	(4,570,533)	(3,746,920)
Add:	Financial instruments sold, not yet purchased	9,723,246	7,271,613
	Less derivative liabilities	(267,005)	(180,079)

Subtotal		9,456,241	7,091,534
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,301,185)	(3,616,602)
	Goodwill and intangible assets	(1,978,356)	(1,986,436)

Adjusted assets		$38,099,795	$32,558,726

Total equity		$5,602,413	$5,421,674
Deduct:	Goodwill and intangible assets	(1,978,356)	(1,986,436)

Tangible equity		$3,624,057	$3,435,238

Total member’s equity		$5,571,206	$5,304,520
Deduct:	Goodwill and intangible assets	(1,978,356)	(1,986,436)

Tangible member’s equity		$3,592,850	$3,318,084

Leverage ratio (1)		8.0	7.4

Tangible gross leverage ratio (2)		11.9	11.5

Leverage ratio – excluding impacts of the Leucadia Transaction (3)		10.1	9.3

Adjusted leverage ratio (4)		10.5	9.5

(1)	Leverage ratio equals total assets divided by total equity.
(2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
(3)	Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $42 million and $27 million during the period since the Leucadia Transaction to August 31, 2014 and November 30, 2013, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,359 million and $1,326 million at August 31, 2014 and November 30, 2013, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $58 million and $25 million at August 31, 2014 and November 30, 2013, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.
(4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity, preferred stock and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $12.0 billion at August 31, 2014 exceeded our cash capital requirements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2014, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

		Average balance
	August 31,	Quarter ended	November 30,
	2014	August 31, 2014 (1)	2013
Cash and cash equivalents:
Cash in banks	$721,011	$603,459	$830,438
Certificate of deposit	50,000	46,875	50,005
Money market investments	3,264,228	2,222,351	2,680,676

Total cash and cash equivalents	4,035,239	2,872,685	3,561,119

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,529,586	1,189,258	1,316,867
Other (3)	348,112	582,585	403,738

Total other sources	1,877,698	1,771,843	1,720,605

Total cash and cash equivalents and other liquidity sources	$5,912,937	$4,644,528	$5,281,724

Total cash and cash equivalents and other liquidity sources as % of Total Assets	13.2%		13.1%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible Assets	13.8%		13.8%

(1)	Average balances are calculated based on weekly balances.
(2)	Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2014, we have the ability to readily obtain repurchase financing for 75% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2014 and November 30, 2013 (in thousands):

	August 31, 2014		November 30, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,292,155	$345,555	$1,982,877	$137,721
Corporate debt securities	2,507,820	8,552	2,250,512	26,983
U.S. Government, agency and municipal securities	3,609,806	296,362	2,513,388	400,821
Other sovereign obligations	2,240,202	1,310,164	2,346,485	991,774
Agency mortgage-backed securities (1)	3,112,890	—	2,976,133	—
Physical commodities	63,831	—	37,888	—

	$13,826,704	$1,960,633	$12,107,283	$1,557,299

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for the three and nine months ended August 31, 2014 were $16.6 billion and $17.2 billion, respectively, and for three and twelve months ended November 30, 2013 were $15.7 billion and $16.1 billion, respectively.

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

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At August 31, 2014, the outstanding amount of the notes issued under the program was $585.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $585.0 million aggregate notes, $60.0 million matures in November 2014, $60.0 million in February 2015, $85.0 million matures in March 2015, $200.0 million in July 2016 and $80.0 million in August 2016, all bearing interest at a spread over one month LIBOR. The remaining $100.0 million matures in February 2016 and bears interest at a spread over three month LIBOR. For additional discussion on the program, refer to Note 9, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at August 31, 2014. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2014, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $92.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for the three and nine months ended August 31, 2014 were $31.3 million and $87.9 million, respectively.

Total Capital

At August 31, 2014 and November 30, 2013, we have total long-term capital of $12.0 billion and $11.2 billion resulting in a long-term debt to equity capital ratio of 1.14:1 and 1.07:1, respectively. Our total capital base at August 31, 2014 and November 30, 2013 was as follows (in thousands):

	August 31, 2014	November 30, 2013
Long-Term Debt (1)	$6,367,978	$5,777,130
Total Equity	5,602,413	5,421,674

Total Capital	$11,970,391	$11,198,804

(1)	Long-term debt for purposes of evaluating long-term capital at August 31, 2014 and November 30, 2013 excludes $258.0 million and $200.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $255.7 million of our 5.875% Senior Notes at November 30, 2013, as the notes mature in less than one year from the period end.

Long-Term Debt

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC (“Jefferies”), (a U.S. broker-dealer), with Jefferies as the surviving entity, Jefferies is a borrower under the Credit Facility. At August 31, 2014 and November 30, 2013, we had borrowings outstanding under the Credit Facility amounting to $258.0 million and $200.0 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At August 31, 2014 and November 30, 2013, the minimum tangible net worth requirement was $2,649.3 million and $2,564.0 million, respectively and the minimum liquidity requirement was $575.1 million and $532.8 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity, anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payable and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

On May 20, 2014, under our $2.0 billion Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum. Proceeds amounted to €498.7 million.

At August 31, 2014, our long-term debt, excluding the Credit Facility, has a weighted average maturity exceeding 8 years. Our 5.875% Senior Notes with a principal amount of $250.0 million matured in June 2014.

Our long-term debt ratings at August 31, 2014 are as follows:

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

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2014, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $62.0 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at August 31, 2014. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2014	2015	2016 and 2017	2018 and 2019	2020 and Later	Total

Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$510.0	$365.7	$1,684.6	$3,807.7	$6,368.0
Senior secured revolving credit facilty	—	—	258.0	—	—	258.0
Interest payment obligations on senior notes	82.6	329.2	588.0	467.5	1,449.1	2,916.4

	$82.6	$839.2	$1,211.7	$2,152.1	$5,256.8	$9,542.4

Commitments and guarantees:
Equity commitments	$1.6	$7.6	$0.9	$—	$355.7	$365.8
Loan commitments	—	76.7	615.8	101.1	—	793.6
Mortgage-related commitments	976.2	333.0	530.6	—	—	1,839.8
Forward starting repos	1,975.3	—	—	—	—	1,975.3
Other unfunded commitments	—	79.5	—	—	23.0	102.5
Derivative Contracts:
Derivative contracts-non credit related	55,067.0	12,274.7	349.4	1.1	521.5	68,213.7
Derivative contracts – credit related	—	—	9.0	—	1,541.5	1,550.5

	$58,020.1	$12,771.5	$1,505.7	$102.2	$2,441.7	$74,841.2

(1)	Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 19, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In addition, in April 2014, we entered into an information technology outsourcing agreement. Beginning in June 2014, we have a contractual obligation to pay $957,000 per month for eight years, with a remaining obligation to pay of approximately $89.9 million.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value Disclosures, and Note 6, Derivative Financial Instruments, in our consolidated financial statements.

We are routinely involved with variable interest entities (“VIEs”) in connection with our mortgage- and other asset- backed securities and collateralized loan obligation securitization activities. VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity (“VIE”) that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Where we are the primary beneficiary of a VIE, we consolidate the VIE. We do not generally consolidate the various VIEs related to our securitization activities because we are not the primary beneficiary.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At August 31, 2014, we did not have any commitments to purchase assets from our securitization vehicles. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities and Note 9, Variable Interest Entities, in our consolidated financial statements.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 18, Income Taxes, in our consolidated financial statements for further information.

Equity Capital

On March 1, 2013, all of the outstanding common shares of Jefferies Group LLC were exchanged for shares of Leucadia and Jefferies Group LLC became wholly-owned by Leucadia with Leucadia as the sole equity owner of Jefferies Group LLC. The aggregate purchase price was approximately $4.8 billion and therefore, as a result of the Leucadia Transaction, our member’s equity capital approximated $4.8 billion upon consummation. We do not anticipate making capital distributions in the future.

As compared to November 30, 2013, the increase to total member’s equity at August 31, 2014 is attributed to net earnings and foreign currency translation adjustments during the nine months ended August 31, 2014.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Additionally, Jefferies Bache, LLC is registered as a Futures Commission Merchant (“FCM”) and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”). Our designated self-regulatory organization is FINRA for our U.S. broker-dealers and the Chicago Mercantile Exchange for Jefferies Bache, LLC.

At August 31, 2014, Jefferies, Jefferies Execution and Jefferies Bache, LLC’s net capital, adjusted net capital, and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$902,855	$829,380
Jefferies Execution	5,737	5,487

	Adjusted Net Capital	Excess Net Capital
Jefferies Bache, LLC	$187,645	$84,003

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity, registering as a FCM. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. Jefferies’ minimum net capital requirement would have increased from approximately $73.0 million to $103.0 million had the merger occurred on August 31, 2014.

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

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

For discussion of liquidity and capital risk management refer to the “Liquidity, Financial Condition and Capital Resources” section herein.

Governance and Risk Management Structure

Our Board of Directors. Our Board of Directors and its Audit Committee play an important role in reviewing our risk management process and risk tolerance. Our Board of Directors and Audit Committee are provided with data relating to risk at each of its regularly scheduled meetings. Our Chief Risk Officer and Global Treasurer meet with the Board of Directors on not less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions.

Risk Committees. We make extensive use of internal committees to govern risk taking and ensure that business activities are properly identified, assessed, monitored and managed. Our Risk Management Committee meets weekly to discuss our risk, capital, and liquidity profile in detail. In addition, business or market trends and their potential impact on the risk profile are discussed. Membership is comprised of our Chief Executive Officer and Chairman, Chairman of the Executive Committee, Chief Financial Officer, Chief Risk Officer and Global Treasurer. The Committee approves limits for us as a whole, and across risk categories and business lines. It also reviews all limit breaches. Limits are reviewed on at least an annual basis. Other risk related committees include Market Risk Management, Credit Risk Management, New Business, Underwriting Acceptance, Margin Oversight, Executive Management and Operating Committees. These Committees govern risk taking and ensure that business activities are properly managed for their area of oversight.

Risk Related Policies. We make use of various policies in the risk management process:

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

Value-at-Risk

We estimate Value-at-Risk (“VaR”) using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of our financial instruments over a specified time horizon at a given confidence level. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level. This implies that, on average, we expect to realize a loss of daily trading net revenue at least as large as the VaR amount on one out of every twenty trading days.

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

Our average daily VaR decreased to $13.50 million for the three months ended August 31, 2014 from $14.94 million for the three months ended May 31, 2014. The decrease was driven by lower credit spread and interest rate volatility. We also saw an increase in the diversification benefit across asset classes. The decrease was partially offset by an increase in equity price risk as a result of an increase in an equity block position. Market risk from currency rates and commodity prices risk did not change significantly from the prior fiscal quarter. Excluding our investment in Knight, the average VaR for the three months ended August 31, 2014 and May 31, 2014 was $8.25 million and $8.63 million, respectively. Excluding both our investment in Knight and Harbinger our average VaR for the three months ended May 31, 2014 was $7.97 million. On March 18, 2014, we sold our investment in Harbinger to Leucadia at the closing price on that date.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1)
		Value-at-Risk In Trading Portfolios
		Daily VaR for the Three Months				Daily VaR for the Three Months
	VaR at	Ended			VaR at	Ended
Risk Categories	August 31, 2014	August 31, 2014			May 31, 2014	May 31, 2014
		Average	High	Low		Average	High	Low
Interest Rates	$3.92	$4.92	$7.90	$3.18	$5.58	$6.82	$8.62	$5.58
Equity Prices	12.93	12.01	14.57	8.60	9.11	9.97	14.68	7.85
Currency Rates	1.33	1.23	6.59	0.37	1.14	0.67	1.95	0.26
Commodity Prices	0.53	0.40	0.93	0.08	0.48	1.11	2.14	0.25
Diversification Effect (2)	(4.24)	(5.06)	N/A	N/A	(0.11)	(3.63)	N/A	N/A

Firmwide	$14.47	$13.50	$17.34	$10.31	$16.20	$14.94	$19.68	$10.70

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

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

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day

JEFFERIES GROUP LLC AND SUBSIDIARIES

trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2014, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2014 (in thousands):

10% Sensitivity
Private investments	$32,761
Corporate debt securities in default	10,941
Trade claims	4,488

Daily Net Trading Revenue

Excluding trading losses associated with the daily marking to market of our position in Knight, there were two days with trading losses out of a total of 64 trading days in the three months ended August 31, 2014. Including these losses, there were nine days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2014 (in millions).

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

•	Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at August 31, 2014.

•	Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•	Derivatives represent over-the-counter (“OTC”) derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Current counterparty credit exposures at August 31, 2014 and November 30, 2013 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2014, excluding cash and cash equivalents, 64% are investment grade counterparties, compared to 66% at November 30, 2013, and are mainly concentrated in North America. When comparing our credit exposure at August 31, 2014 with credit exposure at November 30, 2013, excluding cash and cash equivalents, current exposure has increased 37% to approximately $1.4 billion from $1.0 billion. All business areas contributed to the increase over the period, with the largest increase from securities and margin finance.

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
AAA Range	$—	$—	$2.9	$0.2	$—	$—	$2.9	$0.2	$3,264.2	$2,680.6	$3,267.1	$2,680.8
AA Range	0.7	—	94.1	104.8	9.7	14.7	104.5	119.5	31.4	144.1	135.9	263.6
A Range	4.9	—	493.5	374.4	69.6	56.7	568.0	431.1	737.4	734.7	1,305.4	1,165.8
BBB Range	125.0	71.0	74.1	39.9	26.1	16.2	225.2	127.1	2.2	1.7	227.4	128.8
BB or Lower	157.0	120.3	217.8	115.4	18.3	9.5	393.1	245.2	—	—	393.1	245.2
Unrated	116.7	86.6	—	—	0.1	18.6	116.8	105.2	—	—	116.8	105.2

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

Counterparty Credit Exposure by Region

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Asia/Latin America/Other	$38.4	$—	$70.6	$30.9	$5.9	$11.6	$114.9	$42.5	$202.0	$183.3	$316.9	$225.8
Europe	11.9	—	239.2	180.3	51.7	47.6	302.8	227.9	251.3	269.3	554.1	497.2
North America	354.0	277.9	572.6	423.5	66.2	56.5	992.8	757.9	3,581.9	3,108.5	4,574.7	3,866.4

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

Counterparty Credit Exposure by Industry

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,	August 31,	November 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Asset Managers	$—	$—	$23.8	$7.1	$0.4	$0.5	$24.2	$7.6	$3,264.2	$2,680.7	$3,288.4	$2,688.3
Banks, Broker-dealers	5.6	—	421.2	354.9	98.3	73.8	525.1	428.7	771.0	880.4	1,296.1	1,309.1
Commodities	—	—	52.8	35.6	7.5	9.4	60.3	45.0	—	—	60.3	45.0
Other	398.7	277.9	384.6	237.1	17.6	32.0	800.9	547.0	—	—	800.9	547.0

Total	$404.3	$277.9	$882.4	$634.7	$123.8	$115.7	$1,410.5	$1,028.3	$4,035.2	$3,561.1	$5,445.7	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at August 31, 2014 and November 30, 2013 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Germany	$245.2	$(196.0)	$493.8	$—	$105.9	$2.7	$34.7	$651.6	$686.3
Great Britain	397.3	(200.1)	(15.3)	4.3	35.4	20.1	235.1	241.7	476.8
Italy	1,731.2	(1,140.7)	(127.9)	—	1.5	0.3	—	464.4	464.4
Canada	187.7	(57.2)	18.0	—	117.3	7.8	2.6	273.6	276.2
Belgium	155.5	(18.7)	—	—	4.4	—	17.0	141.2	158.2
Hong Kong	17.4	(8.2)	4.7	—	1.5	—	121.9	15.4	137.3
Puerto Rico	120.1	—	—	—	—	—	—	120.1	120.1
Switzerland	51.4	(18.2)	4.1	—	58.3	14.7	0.5	110.3	110.8
Portugal	213.3	(111.6)	—	—	—	—	—	101.7	101.7
Spain	379.4	(286.7)	—	—	0.1	0.1	0.7	92.9	93.6

Total	$3,498.5	$(2,037.4)	$377.4	$4.3	$324.4	$45.7	$412.5	$2,212.9	$2,625.4

	November 30, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Great Britain	$418.8	$(181.5)	$(27.2)	$—	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	—	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	—	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	—	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	—	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	—	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	—	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	—	5.0	—	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$—	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects our exposure to the sovereign debt and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain at August 31, 2014, and our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. While the economic derivative positions are presented on a notional basis, we believe this best reflects the underlying market risk due to interest rates or the issuer’s credit as a result of our positions. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2014
	Fair Value			Notional Amount (4)
	Long Debt	Short Debt	Net Cash	Long		Short	Net
	Securities (1) (2)	Securities (2) (3)	Inventory	Derivatives		Derivatives	Derivatives
Greece:
Sovereigns	$2.7	$2.5	$0.2	$—		$—	$—
Corporations	11.0	3.5	7.5	0.1		0.2	(0.1)
Financial Institutions	1.6	—	1.6	—		—	—

Total Greece	15.3	6.0	9.3	0.1		0.2	(0.1)

Ireland:
Sovereigns	6.0	1.3	4.7	—		—	—
Corporations	5.4	0.4	5.0	0.2		0.3	(0.1)
Financial Institutions	30.9	0.3	30.6	—		—	—

Total Ireland	42.3	2.0	40.3	0.2		0.3	(0.1)

Italy:
Sovereigns	1,465.3	1,116.1	349.2	272.5	(5)	381.5	(109.0)
Corporations	15.9	11.9	4.0	0.8		19.7	(18.9)
Financial Institutions	190.5	12.7	177.8	—		—	—
Structured Products	59.6	—	59.6	—		—	—

Total Italy	1,731.3	1,140.7	590.6	273.3		401.2	(127.9)

Portugal:
Sovereigns	166.8	101.4	65.4	—		—	—
Corporations	0.6	2.4	(1.8)	—		—	—
Financial Institutions	17.0	7.8	9.2	—		—	—
Structured Products	28.9	—	28.9	—		—	—

Total Portugal	213.3	111.6	101.7	—		—	—

Spain:
Sovereigns	248.0	269.3	(21.3)	—		—	—
Corporations	22.7	12.7	10.0	—		—	—
Financial Institutions	70.2	4.7	65.5	—		—	—
Structured Products	38.4	—	38.4	—		—	—

Total Spain	379.3	286.7	92.6	—		—	—

Total	$2,381.5	$1,547.0	$834.5	$273.6		$401.7	$(128.1)

Total Sovereign	$1,888.8	$1,490.6	$398.2	$272.5		$381.5	$(109.0)

Total Non-sovereign	$492.7	$56.4	$436.3	$1.1		$20.2	$(19.1)

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned-corporate debt securities and government, federal agency and other sovereign obligations and mortgage-and asset-backed securities on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(3)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased – corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(4)	Derivative contracts include credit default swaps, bond futures and listed equity options.
(5)	These positions are comprised of bond futures executed on exchanges outside Italy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended August 31, 2014, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

		Remaining Maturity
	Remaining Maturity	Greater Than or Equal
	Less Than One Year	to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$6.0		$6.0
Ireland	2.9	4.1		7.0
Italy	567.4	1,819.3		2,386.7
Portugal	4.8	135.3		140.1
Spain	16.1	422.2		438.3

Total average fair value of long debt securities (1)	591.2	2,386.9		2,978.1

Financial instruments sold - Debt securities
Greece	—	6.2		6.2
Ireland	1.2	0.8		2.0
Italy	195.7	1,433.1		1,628.8
Portugal	1.1	97.6		98.7
Spain	7.3	413.4		420.7

Total average fair value of short debt securities	205.3	1,951.1		2,156.4

Total average net fair value of debt securities	385.9	435.8		821.7

Derivative contracts - long notional exposure Italy	—	129.2	(2)	129.2

Total average notional amount - long	—	129.2		129.2

Derivative contracts - short notional exposure Italy	—	248.5		248.5

Total average notional amount - short	—	248.5		248.5

Total average net derivative notional exposure (3)	—	(119.3)		(119.3)

Total average net exposure to select European countries	$385.9	$316.5		$702.4

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.
(3)	Net derivative contracts reflect the notional amount of the derivative contracts and include credit default swaps and bond futures.

In addition, our non-U.S. sovereign obligations recorded in financial instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At August 31, 2014, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2014
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net

Greece	$—	$—	$—
Ireland	3.7	115.4	(111.7)
Italy	1,365.0	1,582.4	(217.4)
Portugal	117.3	174.0	(56.7)
Spain	279.2	361.3	(82.1)

Total	$1,765.2	$2,233.1	$(467.9)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

Our collateral management of the risk due to exposure from these sovereign obligations is subject to our overall collateral and cash management risk framework. For further discussion regarding our cash and liquidity management framework and processes, see the “Liquidity, Financial Condition and Capital Resources” section herein.

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

Item 4. Controls and Procedures.

Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements. At August 31, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $3.1 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2014 and November 30, 2013; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2014, the three and six months ended August 31, 2013 and the three months ended February 28, 2013; (iv) the Consolidated Statements of Changes in Equity for the nine months ended August 31, 2014, nine months ended November 30, 2013 and the three months ended February 28, 2013; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2014, six months ended August 31, 2013 and the three months ended February 28, 2013; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date: October 8, 2014	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)