Form 10-K
period 2014-11-30
Jefferies Group LLC
filed 2015-01-29
CIK 1084580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2014.

The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC

2014 FORM 10-K ANNUAL REPORT

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I

Item 1.	Business.

Introduction

Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our principal operating subsidiary, Jefferies LLC (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Richard Handler, our Chief Executive Officer and Chairman, was also appointed the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, was also appointed Leucadia’s President and a Director of Leucadia. Following the Leucadia Transaction, Jefferies Group LLC retains a credit rating separate from Leucadia and remains an SEC reporting company, filing annual, quarterly and periodic financial reports.

Since 2000, we have grown considerably and become increasingly diversified, increasing our market share and the breadth and depth of our business. Our growth has been achieved through the addition of talented personnel in targeted areas, as well as the acquisition of complementary businesses. At November 30, 2014, we had 3,915 employees in the Americas, Europe, Asia and the Middle East. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is (212) 284-2550 and our Internet address is jefferies.com.

The following documents and reports are available on our public website:

•	Annual and interim reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K;

•	Code of Ethics

•	Reportable waivers, if any, from our Code of Ethics by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Charter of the Audit Committee of the Board of Directors;

•	Any amendments to the above-mentioned documents and reports.

Interested persons may also obtain a printed copy of any of these documents or reports by sending a request to Investor Relations, Jefferies Group LLC, 520 Madison Avenue, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.

Business Segments

We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment, which principally represents our entire business, consists of our securities and commodities trading activities and our investment banking activities. The Capital Markets reportable segment provides the sales, trading and/or origination and execution effort for various equity, fixed income, commodities, futures, foreign exchange and advisory products and services. The Asset Management segment includes asset management activities and related services.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Financial information regarding our reportable business segments at November 30, 2014, November 30, 2013 and November 30, 2012 is set forth in Note 24, Segment Reporting, in this Annual Report on Form 10-K.

Our Businesses

Capital Markets

Our Capital Markets segment focuses on Equities, Fixed Income (including futures, foreign exchange and commodities activities) and Investment Banking. We primarily serve institutional investors, corporations and government entities.

Equities

Equities Research, Sales and Trading

We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. We act as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, we may act as principal to provide liquidity, which requires the commitment of our capital and certain maintenance of dealer inventory.

Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific. Our main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 1,800 companies around the world and a further approximate 600 companies are covered by eight leading local firms in Asia Pacific with whom we maintain alliances.

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

Customer assets (securities and funds) held by us are segregated in accordance with regulatorily mandated customer protection rules. We offer selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we provide our clients directly with all customary prime brokerage services.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Wealth Management

We provide tailored wealth management services designed to meet the needs of high net worth individuals, their families and their businesses, private equity and venture funds and small institutions. Our advisors provide access to all of our institutional execution capabilities and deliver other financial services. Our open architecture platform affords clients access to products and services from both our firm and from a variety of other major financial services institutions.

Fixed Income

Fixed Income Sales and Trading

We provide our clients with sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities, emerging markets debt and derivative products. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes. We are registered as a swap dealer with the CFTC.

Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.

Futures, Foreign Exchange and Commodities

We provide our clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex and provide 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

We operate a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and are a market maker providing execution and clearing services as well as market analysis. We also provide prime brokerage services and are an authorized coin distributor of the U.S. Mint.

In addition, we are a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally and conduct these activities through our futures commission merchant and our swap dealer each registered with the CFTC.

In late 2014, we began to pursue various strategic alternatives for our futures, foreign exchange and commodities business. These alternatives may include a sale to or combination with another similar business that improves the combined businesses’ competitive standing and margin and we anticipate that a decision in this regard will be forthcoming in the first half of fiscal 2015.

Investment Banking

We provide our clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Our services are enhanced by our industry sector expertise, our global distribution capabilities and our senior level commitment to our clients.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Over 800 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our sector coverage groups include Consumer & Retailing; Financial Institutions; Industrials; Healthcare; Energy; Real Estate, Gaming & Lodging; Media & Telecommunications; Technology; Financial Sponsors and State & Local Governments. Our product coverage groups include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization and U.K. corporate broking. Our geographic coverage groups include coverage teams based in major cities in the United States, Canada, Brazil, the United Kingdom, Germany, Sweden, Russia, India, China and Singapore.

Equity Capital Markets

We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.

Debt Capital Markets

We provide a wide range of debt financing capabilities for companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage and other asset-backed securities, and liability management solutions.

Advisory Services

We provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, we advise sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. We also provide a broad range of acquisition financing capabilities to assist our clients. In the restructuring and recapitalization area, we provide to companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.

Asset Management

We provide investment management services to pension funds, insurance companies and other institutional investors. Our primary asset management programs are strategic investment, special situation and convertible bond strategies. We partner with Leucadia’s asset management business in providing asset management services.

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

Our special situation programs, are also provided by Jefferies Investment Advisers, LLC, as investment manager, and consist of managed account and hedge fund offerings that employ event driven strategies evaluating corporate events, including mergers and restructuring for investment opportunities. Leucadia has made significant investments in the funds managed by these programs and, accordingly, a significant portion of the net results are allocated to Leucadia.

We offer convertible bond strategies through Jefferies (Switzerland) Limited, which is licensed by the Swiss Financial Market Supervisory Authority. These strategies are long only investment solutions in global convertible bonds offered to pension funds, insurance companies and private banking clients. As a result of an analysis of this activity, we have decided to wind-down our convertible bond offerings and expect that, pending regulatory approvals, these actions will be completed within the next twelve months.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Competition

All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in capital markets activities, but also with firms listed in the AMEX Securities Broker/Dealer Index, other brokers and dealers, and boutique investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our tenacity and commitment to serve our clients.

Regulation

Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial service businesses. The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers investment advisers, futures commission merchants (“FCMs”) and swap dealers. The applicable self-regulatory authority for Jefferies’ activities as a broker-dealer is FINRA, and the applicable self-regulatory authority for Jefferies’ FCM activities is the Chicago Board of Trade (which is owned by the CME Group). Financial service businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs and swap dealers. The SEC, the CFTC and self-regulatory organizations, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in censure, fine, suspension, expulsion of a firm, its officers or employees, or revocation of a firm’s licenses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. The Dodd-Frank Act is being implemented through extensive rulemaking by the SEC, the CFTC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. For additional information see Item 1A. Risk Factors – “Recent legislation and new and pending regulation may significantly affect our business.”

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers. Jefferies Group LLC is not a registered FCM or a registered Introducing Broker, and is therefore not subject to the CFTC’s minimum financial requirements; however, Jefferies is registered as a FCM following its merger with Jefferies Bache, LLC in September 2014 and is therefore subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s. Jefferies, as a dually registered broker-dealer and FCM, is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements.

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

Regulation outside the United States. We are an active participant in the international capital markets, engaging in commodity futures brokerage and providing investment banking services internationally, but primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors – “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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

In recent years, there has been significant legislation and increased regulation affecting the financial services industry. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps and parties that deal in such swaps and security-based swaps. We have registered three of our subsidiaries as swap dealers with the CFTC and the NFA and may register one or more subsidiaries as security-based swap dealers with the SEC. The new laws and

JEFFERIES GROUP LLC AND SUBSIDIARIES

regulations subject certain swaps and security-based swaps to clearing and exchange trading requirements and subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on our registered entities and require additional operational and compliance costs and resources that will likely affect our business.

Section 619 of the Dodd-Frank Act (Volcker Rule) limits certain proprietary trading by banking entities such as banks, bank holding companies and similar institutions. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and are subject to these restrictions. These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets. Other negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act in general or the Volcker Rule in particular and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions. We will not know the exact impact that these changes in the markets will have on our business until after the final rules are implemented.

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

Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, or regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the U.S., is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to registered trade repositories. EMIR is being introduced in phases in the U.K., with implementation of additional requirements

JEFFERIES GROUP LLC AND SUBSIDIARIES

expected through 2019. Likewise, the amendments to the Markets in Financial Instruments Directive and the Market Abuse Regulation and new Market Abuse Directive (“MAD 2”) both in response to recommendations from the European Commission following the financial crisis are likely to impact our business when they come into force during 2016. The European Commission’s changes to the Capital Requirements Directive (“CRD”) comprising CRD IV and the Capital Requirements Regulation (“CRR”) became effective January 1, 2014.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition. We continue to monitor the impact of new European regulation on our businesses.

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences.

As a global securities and investment banking firm, global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

•	Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial or economic conditions.

•	Adverse changes in the market could lead to losses from principal transactions on our inventory positions.

•	Adverse changes in the market could also lead to a reduction in revenues from asset management fees and investment income from managed funds and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

•	Limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

•	New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect our profits.

•	Should one of our customers or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our business, funding and liquidity.

Unfounded allegations about us could result in extreme price volatility and price declines in our securities and loss of revenue, clients, and employees.

Our reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them. While we have been able to dispel such rumors in the past, our debt-securities prices suffered not only extreme volatility but also record high yields. In addition, our operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue stream. Although we were able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that we will be able to do so successfully in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.

JEFFERIES GROUP LLC AND SUBSIDIARIES

A credit-rating agency downgrade could significantly impact our business.

Maintaining an investment grade credit rating is important to our business and financial condition. We intend to access the capital markets and issue debt securities from time to time; and a decrease in our credit rating would not only increase our borrowing costs, but could also decrease demand for our debt securities and make a successful financing more difficult. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact our debt-securities prices. There can be no assurance that our credit ratings will not be downgraded.

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

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away employees, which may result in our losing business formerly serviced by such employees. Competition can also raise our costs of hiring and retaining the employees we need to effectively operate our business.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Certain business intiatives, including expansions of exsiting businesses, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.

Our international operations subject us to numerous risks which could adversely impact our business in many ways.

Our business and operations are expanding internationally. Wherever we operate, we are subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries differ in each country. Our inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on our business and prospects in that country as well as in other countries. A political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

We maintain offices in over 30 cities throughout the world including, in the United States, Charlotte, Chicago, Boston, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Frankfurt, Milan, Paris, Zurich, Dubai, Hong Kong, Singapore, Tokyo and Mumbai. In addition, we maintain backup data center facilities with redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which management believes is adequate for our business.

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

Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation. The class actions named as defendants Leucadia, Jefferies Group, Inc., certain members of our board of directors, certain members of Leucadia’s board of directors and, in certain of the

JEFFERIES GROUP LLC AND SUBSIDIARIES

actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement, which are subject to court approval, provide for an aggregate payment of $70.0 million by Leucadia, who will bear the costs of the settlement, to certain former equity holders of Jefferies Group, Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court. The agreement further provides that the settlement will be paid, at Leucadia’s option, in either cash or Leucadia common shares. If approved by the court, the settlement will resolve all of the class-action claims in Delaware, and release the claims brought in New York.

During the first quarter of 2014, we reached a non-prosecution agreement (“NPA”) with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That NPA expires on January 29, 2015. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements. At November 30, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $1.9 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant (“ICC”). We anticipate that the ICC’s work will be completed in early 2015.

Item 4.	Mine Safety Disclosures.

Not applicable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the Leucadia Transaction, our common stock was traded on the NYSE under the symbol JEF. On March 1, 2013, all of our outstanding common shares were exchanged for shares of Leucadia, our common stock was delisted and there is no longer a public trading market for our common stock. Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with our $750.0 million Credit Facility described in Note 14, Long-Term Debt in our consolidated financial statements included within this Annual Report on Form 10-K and the governing provisions of the Delaware Limited Liability Company Act. We do not currently anticipate making distributions.

Dividends per Common Share (declared) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014	N/a	N/a	N/a	N/a
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075

Item 6.	Selected Financial Data.

Omitted pursuant to general instruction I(2)(a) to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business contained in this report under the caption “Business”;

•	the risk factors contained in this report under the caption “Risk Factors”;

•	the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” herein;

•	the notes to the consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Consolidated Results of Operations

On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to an agreement with Leucadia (the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia (the “Exchange Ratio”). Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia. (See Note 1, Organization and Basis of Presentation in our consolidated financial statements for further information.)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Leucadia Transaction. Periods prior to March 1, 2013 are referred to as Predecessor periods, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the following periods (i) the year ended November 30, 2014 and the nine months ended November 30, 2013 (the “Successor periods”) and (ii) the three months ended February 28, 2013 and the year ended November 30, 2012 (the “Predecessor period”). The following table provides an overview of our consolidated results of operations (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014 (1)	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Net revenues, less mandatorily redeemable preferred interests	$2,990,138	$2,137,313	$807,583	$3,018,769
Non-interest expenses	2,687,117	1,873,018	668,096	2,526,974
Earnings before income taxes	303,021	264,295	139,487	491,795
Income tax expense	142,061	94,686	48,645	168,646
Net earnings	160,960	169,609	90,842	323,149
Net earnings to noncontrolling interests	3,400	8,418	10,704	40,740
Net earnings attributable to Jefferies Group LLC / common stockholders	157,560	161,191	80,138	282,409
Effective tax rate	46.9%	35.8%	34.9%	34.3%

(1)	Our results of operations for the year ended November 30, 2014 as reported in this Annual Report on Form 10-K differ from the results of operations as presented in our Current Report on Form 8-K, dated December 16, 2014 to reflect post-closing adjustments for inventory valuations, year-end compensation accruals and accruals for estimated other expenses. The net impact of these adjustments was to reduce Net earnings attributable to Jefferies Group LLC for the reported period from that previously disclosed by $7.4 million. As a result of these adjustments, Total Net revenues decreased by $12.8 million to $2,990.1 million and Total Non-interest expenses decreased by $0.2 million to $2,687.1 million. The tax effect of these adjustments was to reduce Income tax expense by $5.1 million to $142.1 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary

Year Ended November 30, 2014

Net revenues, less mandatorily redeemable preferred interests, for the year ended November 30, 2014 were $2,990.1 million, reflecting record revenues in investment banking, partially offset by lower revenues in fixed income due to challenging market conditions during portions of the year. The results reflected the continued tapering of the U.S. Federal reserve monetary stimulus and global economic pressures, as well as the challenging credit markets, specifically the high yield bond and distressed markets in the fourth quarter of 2014. In addition, our Jefferies Bache business has experienced various challenges with respect to its profitability and consequently we have decided to pursue alternatives for this business, which may include disposal. The results for the year ended November 30, 2014 reflect within Net revenues positive income of $100.6 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and a loss of $14.7 million from our investment in KCG Holdings, Inc. (“Knight”) and a gain of $19.9 from our investment in Harbinger Group Inc. (“Harbinger”), the latter of which we sold to Leucadia in March 2014.

Non-interest expenses were $2,687.1 million for the year ended November 30, 2014 and include Compensation and benefits expense of $1,698.5 million recognized commensurate with the level of net revenues for the year. Compensation and benefits expenses as a percentage of Net revenues was 56.8% for the year ended November 30, 2014. Non-interest expenses include goodwill impairment losses of $54.0 million and impairment losses of $7.8 million on certain intangible assets related to our Jefferies Bache (also referred to as Futures) and International Asset Management businesses. In addition, Non-interest expenses include $7.7 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $14.2 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $14.4 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.

At November 30, 2014, we had 3,915 employees globally, an increase of 118 employees from our headcount of 3,797 at November 30, 2013.

Nine Months Ended November 30, 2013

Net revenues, less mandatorily redeemable preferred interests, for the nine months ended November 30, 2013 were $2,137.3 million reflecting a challenging environment for our fixed income businesses during portions of the period, partially offset by strong results in equities and investment banking. The results for the nine month period reflect within Net revenues positive income of $73.8 million, representing the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and gains of $89.3 million in aggregate from our investments in Knight Capital, Inc. (“Knight Capital”) and Harbinger.

Non-interest expenses were $1,873.0 million for the nine months ended November 30, 2013 and include Compensation and benefits expense of $1,213.9 million recognized commensurate with the level of net revenues for the nine month period. Compensation and benefits expenses as a percentage of Net revenues was 56.7% for the nine months ended November 30, 2013. Non-interest expense also includes approximately $50.0 million in merger related costs associated with the closing of the Leucadia Transaction. These costs are comprised of $11.6 million in transaction-related investment banking, legal and filing fees, $6.3 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $21.1 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards, which had future service requirements at the merger date. In addition, occupancy and equipment includes an $8.7 million charge associated with our relocating certain staff and abandoning certain London office space recognized during the nine month period.

At November 30, 2013, we had 3,797 employees globally, slightly below our headcount at November 30, 2012.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2013

Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $807.6 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our then share ownership in Knight Capital. Non-interest expenses of $668.1 million for the three months ended February 28, 2013 reflect compensation expense consistent with the level of net revenues and professional service costs associated with the Leucadia Transaction. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 57.9%.

Year Ended November 30, 2012

Net revenues, less mandatorily redeemable preferred interests, for the year ended November 30, 2012 were a record $3,018.8 million, primarily due to strong results in our fixed income businesses. During 2012, we structured and invested in a convertible preferred stock offering of Knight Capital. Net revenues for the year ended November 30, 2012 include a mark-to-market gain of $151.9 million on our share ownership in Knight Capital and an advisory fee of $20.0 million for services in respect of the transaction. Net revenues for the year ended November 30, 2012 also include within Other revenues a bargain purchase gain of $3.4 million on the acquisition of the corporate broking business of Hoare Govett from The Royal Bank of Scotland plc, a gain on debt extinguishment of $9.9 million and a gain of $23.8 million on the sale of certain mortgage servicing right assets by our Fixed Income business.

Non-interest expenses totaled $2,527.0 million for the year ended November 30, 2012 and included compensation expense of $1,770.8 million, consistent with higher net revenues. Compensation expense as a percentage of Net revenues was 57.8%. Within non-interest expenses, Technology and communications costs include the expansion of our personnel and business platforms, which has increased the demand for market data, technology connections and applications. Occupancy costs were a result of strengthening our presence in Europe and Asia and Business development expenses are commensurate with furthering the expansion of our market share. Increased professional service costs are primarily associated with the announced Leucadia Transaction and efforts associated with Dodd-Frank compliance. Floor brokerage and clearing fees for the 2012 year are reflective of lower equity trading volumes. Non-interest expenses include within Other expenses donations to Hurricane Sandy relief of $4.1 million. Our effective tax rate was 34.3% for the year ended November 30, 2012.

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

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our equity and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’ associated assets and liabilities and the related funding costs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the Successor periods for the year ended November 30, 2014 and the nine months ended November 30, 2013 and the Predecessor periods for the three months ended February 28, 2013 and the year ended November 30, 2012 (amounts in thousands):

	Successor				Predecessor
	Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013		Year Ended November 30, 2012
	Amount (1)	(2)	Amount	(2)	Amount	(2)	Amount	(2)

Equities	$696,221	23%	$582,355	27%	$167,354	21%	$642,360	21%
Fixed income	747,596	25	504,092	24	352,029	43	1,253,268	41

Total sales and trading	1,443,817	48	1,086,447	51	519,383	64	1,895,628	62
Other	—	—	4,624	—	—	—	13,175	—
Equity	339,683	11	228,394	11	61,380	7	193,797	6
Debt	627,536	21	415,932	19	140,672	17	455,790	15

Capital markets	967,219	32	644,326	30	202,052	24	649,587	21
Advisory	562,055	19	369,191	17	86,226	11	476,296	16

Total investment banking	1,529,274	51	1,013,517	47	288,278	35	1,125,883	37
Asset management fees and investment income (loss) from managed funds:
Asset management fees	26,682	1	26,473	2	11,083	1	38,130	1
Investment income (loss) from managed funds	(9,635)	—	9,620	—	(200)	—	(11,164)	—

Total	17,047	1	36,093	2	10,883	1	26,966	1

Net revenues	2,990,138	100%	2,140,681	100%	818,544	100%	3,061,652	100%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		3,368		10,961		42,883

Net revenues, less mandatorily redeemable preferred interests	$2,990,138		$2,137,313		$807,583		$3,018,769

(1)	Fixed income revenues for the year ended November 30, 2014 as reported in this Annual Report on Form 10-K differ from the results of operations as presented in our Current Report on Form 8-K, dated December 16, 2014 to reflect post-closing adjustments for inventory valuations. The net impact of these adjustments was to reduce both Fixed income revenues and Total net revenues by $12.8 million.
(2)	Amounts represent Revenues by Source as a percentage of Net revenues.

Net Revenues

Net revenues for the year ended November 30, 2014 were $2,990.1 million, reflecting record investment banking revenues, partially offset by lower revenues due to challenging trading environments in our fixed income business, particularly in the fourth quarter of 2014. Our core equities business performed relatively well during the year ended November 30, 2014. The 2014 results include a loss of $14.7 million from our investment in Knight Capital and a gain of $19.9 from our investment in Harbinger, the latter of which we sold to Leucadia in March 2014. Asset management fee results were offset by write-downs on certain of our investments in unconsolidated funds and the exclusion of fees from our ownership interest in CoreCommodity Management, LLC (“CoreCommodity”), which we restructured on September 11, 2013.

Net revenues for the nine months ended November 30, 2013 of $2,140.7 million reflect a solid performance in our equity sales and trading business and continued strength in our investment banking platform. Our fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program. The nine months results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from our investments in Knight Capital and Harbinger.

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

Interest on mandatorily redeemable preferred interests of consolidated subsidiaries represents primarily the allocation of earnings and losses from our high yield business to third party noncontrolling interest holders that were invested in that business through mandatorily redeemable preferred securities. These interests were redeemed in April 2013 and all of the results in our high yield business are now wholly allocated to us.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore, LLC (“LoanCore”), which are accounted for under the equity method, as well changes in the value of our investments in Knight Capital and Harbinger. In March 2014, we sold our investment in Harbinger to Leucadia at fair market value. Equities revenue is heavily dependent on the overall trading activity of our clients.

Year Ended November 30, 2014

Total equities revenue was $696.2 million for the year ended November 30, 2014. Equities revenue includes losses of $14.7 million from our investment in Knight Capital and a gain of $19.9 from our investment in Harbinger, as compared to gains of $116.8 million recognized primarily in the fourth quarter of fiscal 2013. Revenues also include an unrealized gain of $8.9 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Additionally, during the first quarter of 2014, we recognized a gain of $12.2 million in connection with our investment in CoreCommodity, which was transferred to Leucadia on February 28, 2014. Also included within interest expense allocated to our equities business is positive income of $45.1 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.

For the year ended November 30, 2014, U.S. stock prices continue an overall upward trend with company earnings and economic data largely meeting expectations and the outlook for monetary policy remaining favorable. While the markets in the fourth quarter were relatively unsettled, the S&P 500 Index was up 14.5% for the fiscal year and exchange trading volumes increased generally, which contributed to increased commission revenue. Similarly, European exchange volumes grew significantly throughout the 2014 year. Additionally, the performance from our electronic trading platform and our prime brokerage business has continued to increase.

Equities revenue from our Jefferies Finance joint venture decreased during the year ended November 30, 2014 as compared to the nine months ended November 30, 2013 and the three months ended February 28, 2013, due to a reduction in loan closings and syndications by the venture, particularly in the fourth quarter of 2014. Equities revenue from our LoanCore joint venture decreased during the year ended November 30, 2014 as compared to the

JEFFERIES GROUP LLC AND SUBSIDIARIES

nine months ended November 30, 2013 and the three months ended February 28, 2013, due to fewer securitizations by the venture over the period. These declines were offset by results from certain block trading opportunities and the benefits of the general stock market rise and other positioning on certain security positions. In addition, during the first quarter of 2014, we deconsolidated certain of our strategic investment entities as additional third party investments were received during the period. Accordingly, the results from this business reflected in equities revenues for the year ended November 30, 2014 represent trading revenues solely from managed accounts that are solely owned by us. Results from our strategic investments business in prior periods represented 100% of strategic investment trading revenues, a portion of which was attributed to noncontrolling interests.

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

Year Ended November 30, 2012

For the year ended November 30, 2012, total equities revenue was $642.4 million, including a gain of $151.9 million earned on our investment in Knight Capital and recognized within Principal transaction revenues. While U.S. equity markets posted gains during the year with the S&P index up over 13%, investor caution, due to less favorable economic data in the U.S. and concerns of a slowdown in the global economy, was evidenced through declining volumes which contributed to reduced commissions. Similarly, European equity revenues were affected by

JEFFERIES GROUP LLC AND SUBSIDIARIES

lower overall volumes across the broader markets, compounded by fears over Eurozone uncertainty. Partially offsetting these lower revenues was an increase in our Asian equity commissions as our client base increased. Trading revenue from our equity derivatives business improved on a change in our strategy regarding client activity. LoanCore closed its first securitization in May 2012, which contributed to alternative equity investment revenues.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Year Ended November 30, 2014

Fixed income revenue was $747.6 million for the year ended November 30, 2014. Included within Interest expense for the period is positive income of $55.5 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

The fixed income markets during the year ended November 30, 2014 were impacted at various points by uncertainty with respect to U.S. economic data and concerns about the global economy, as well as reactions to legal matters regarding Freddie Mac and Fannie Mae and anticipated monetary policy, which created market uncertainty. Client trading demand was lower across most of the fixed income platform with the exception of increased customer flow in our international rates business, which benefited from tightening yields in Europe. Credit spreads continued to tighten as the U.S. Federal Reserve continued to taper its bond buyback program at a measured pace. In the fourth quarter of 2014, the volatility in the equity markets and the lowering of oil prices, put downward pressure on high yield bonds, especially those in the energy and transport sectors, as well as on the distressed trading markets. We experienced a decline in the results of our efforts in distressed trading for the year, which was primarily due to mark to market inventory losses as a result of the broad sell-off in distressed and post-reorganization securities, although investor interest in high yield asset classes was strong during the year as investors continued to migrate to certain asset classes in search of higher yields. Futures sales and trading revenues for the year ended November 30, 2014 were negatively impacted by challenging market conditions for foreign currency trading and U.S. futures trading given political and economic instability in various global environments.

During the fourth quarter, as a result of the growth and margin challenges recently faced in our Jefferies Bache business, which conducts our futures and foreign exchange trading activities, we decided to pursue strategic alternatives for the business. We are currently evaluating various options, which may include a sale to or combination with another similar business that improves the combined businesses’ competitive standing and margin. Global net revenues from this business activity for the year ended November 30, 2014, which are included within our Fixed income results, were $175.3 million. This is comprised of commissions, principal transaction revenues and net interest revenues.

Nine Months Ended November 30, 2013

Fixed income revenue was $504.1 million for the nine months ended November 30, 2013. Included within Interest expense for the period is positive income of $40.1 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of acquisition accounting.

The second quarter of fiscal 2013 was characterized by improving U.S. macroeconomic conditions, and, through the first half of May 2013, the U.S. Federal Reserve’s policies resulted in historically low yields for fixed income securities motivating investors to take on more risk in search for yield. In May 2013, however, the Treasury market experienced a steep sell-off and credit spreads widened across the U.S. fixed income markets in reaction to an anticipated decrease in Federal Reserve treasury issuances and mortgage debt security purchases in future periods. These market conditions negatively impacted our U.S. rates, corporates and U.S. mortgages revenues through

JEFFERIES GROUP LLC AND SUBSIDIARIES

August as the volatility made it difficult to realize net revenue from our customer flow. In the latter part of the 2013 year, the fixed income markets stabilized with lower volatility and tightening spreads increasing overall customer flows across the various fixed income product classes.

While revenues rebounded towards the end of the fiscal year for our mortgage-backed securities business, the mid-year sell-off in U.S. Treasuries and the widening of credit spreads for mortgage products negatively impacted the overall results for the nine months ended November 30, 2013 by reducing trading volumes and increasing market volatility. Corporate bond revenues were also negatively impacted by the widening of credit spreads in the third quarter though there was significant improvement during the fourth quarter of 2013 with more robust trading volumes and narrowing credit spreads. Municipal securities underperformed as an asset class for a large part of the period as investors discounted greater risk than they had previously although investors began to return to the municipal market at the end of the period increasing our trading volumes. Components of our futures business experienced varying degrees of fluctuations in customer trading volume, but trading volume was relatively constant when considered overall and across the full nine month period ended November 30, 2013.

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

Year Ended November 30, 2012

Fixed income revenue was $1,253.3 million for the year ended November 30, 2012. In 2012, despite occasional investor concerns surrounding the European sovereign debt crisis and global economic growth, a Greek default was avoided, and coordinated austerity measures taken by European governments and the European Central Bank proved successful in allaying fears of a Eurozone breakup and disbanding of the Euro currency. In the U.S., Treasuries benefited from their perception of safety and a third round of quantitative easing by the U.S. Federal Reserve.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

In 2012, we recognized gains on our investment in shares of the London Metal Exchange and benefited from new client activity with the global metals desk introduced in the latter part of 2012. Fixed income revenues for the year ended November 30, 2012 also include a gain of $23.8 million on the sale of mortgage servicing rights for military housing assets.

Other Revenue

Other revenue for the nine months ended November 30, 2013 includes a gain of $4.6 million related to the restructuring of our ownership interest in our commodity asset management business. For the year ended November 30, 2012, Other revenue of $13.2 million is primarily comprised of gains on debt extinguishment of $9.9 million in connection with the accounting treatment for certain purchases of our long-term debt by our secondary market making corporates desk and a bargain purchase gain of $3.4 million arising in the accounting for the acquisition of Hoare Govett on February 1, 2012. (See Note 5, Acquisitions and Note 14, Long-term Debt, respectively, in our consolidated financial statements for additional information.)

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

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months February 28, 2013	Year Ended November 30, 2012
Equity	$339,683	$228,394	$61,380	$193,797
Debt	627,536	415,932	140,672	455,790

Capital markets	967,219	644,326	202,052	649,587
Advisory	562,055	369,191	86,226	476,296

Total	$1,529,274	$1,013,517	$288,278	$1,125,883

Year Ended November 30, 2014

Low borrowing costs and generally strong capital market conditions throughout most of our fiscal year were important factors in driving the growth in our debt and equity capital markets businesses. These factors, together with generally strong corporate balance sheets and record equity valuations, were important in driving the growth in our merger and acquisition advisory business.

Investment banking revenues were a record $1,529.3 million for the year ended November 30, 2014. From equity and debt capital raising activities, we generated $339.7 million and $627.5 million in revenues, respectively. During the year ended November 30, 2014, we completed 1,109 public and private debt financings that raised $250 billion and we completed 184 public equity financings and nine convertible offerings that raised $66 billion (159 of which we

JEFFERIES GROUP LLC AND SUBSIDIARIES

acted as sole or joint bookrunner). Financial advisory revenues totaled $562.1 million, including revenues from 132 merger and acquisition transactions and 12 restructuring and recapitalization transactions with an aggregate transaction value of $176 billion.

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

Investment banking revenue was $1,013.5 million for the nine months ended November 30, 2013. From equity and debt capital raising activities, we generated $228.4 million and $415.9 million in revenues, respectively. During the nine months ended November 30, 2013, we completed 412 public and private debt financings that raised $162.3 billion in aggregate, as companies took advantage of low borrowing costs and we completed 130 public equity financings that raised $32.9 billion (111 of which we acted as sole or joint bookrunner). During the nine month period, our financial advisory revenues totaled $369.2 million, including revenues from 108 merger and acquisition transactions where we served as financial advisor.

Three Months Ended February 28, 2013

For the three months ended February 28, 2013, investment banking revenue was $288.3 million, including advisory revenues of $86.2 million and $202.1 million in revenues from capital market activities. Debt capital markets revenue were $140.7 million, driven by a high number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings that raised a total of $42 billion. Equity capital markets revenue totaled $61.4 million, completing 30 public equity financings that raised $10.0 billion (25 of which we acted as sole or joint bookrunner). Reflective of a subdued mergers and acquisition deal environment, despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue totaled $86.2 million. During the three months ended February 28, 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21 billion.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

On September 11, 2013, we restructured our ownership interest in CoreCommodity, our commodity asset management business. Pursuant to the terms of that restructuring, we acquired Class B Units in what is now called CoreCommodity Capital, LLC. As a consequence, subsequent to September 11, 2013, we no longer report asset management revenues, assets under management and managed accounts attributed to the commodities asset class. On February 28, 2014, we sold our Class B Units to Leucadia at fair market value.

During the fourth quarter of 2014, as part of a strategic review of our business, we decided to liquidate our International Asset Management business, which provides long only investment solutions in global convertible bonds to institutional investors. Asset management fees and assets under management from this business comprise our convertibles asset strategy in the tables below. We currently anticipate liquidation to occur within the next 12 months; pending regulatory approvals.

The following summarizes the results of our Asset Management businesses for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Asset management fees:
Fixed income	$6,087	$3,932	$1,154	$4,094
Equities	18,075	7,626	2,295	4,573
Convertibles	2,520	2,890	1,376	10,387
Commodities	—	12,025	6,258	19,076

Total asset management fees	26,682	26,473	11,083	38,130
Investment income (loss) from managed funds	(9,635)	9,620	(200)	(11,164)

Total	$17,047	$36,093	$10,883	$26,966

As a result of deconsolidation of certain strategic investment entities during the first quarter of 2014, results above attributed to Equities now include asset management fees from these entities. Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Investment income (loss) from managed funds comprise net unrealized markups (markdowns) in private equity funds managed by related parties.

Assets under Management

Period end assets under management by predominant asset strategy were as follows (in millions):

	November 30, 2014	November 30, 2013
Assets under management (1):
Equities	$483	$14
Convertibles	225	492

Total	$708	$506

(1)	Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses

Non-interest expenses for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 were as follows (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Compensation and benefits	$1,698,530	$1,213,908	$474,217	$1,770,798
Non-compensation expenses:
Floor brokerage and clearing fees	215,329	150,774	46,155	183,013
Technology and communications	268,212	193,683	59,878	244,511
Occupancy and equipment rental	107,767	86,701	24,309	97,397
Business development	106,984	63,115	24,927	95,330
Professional services	109,601	72,802	24,135	73,427
Bad debt provision	55,355	179	1,945	1,152
Goodwill impairment	54,000	—	—	—
Other	71,339	91,856	12,530	61,346

Total non-compensation expenses	988,587	659,110	193,879	756,176

Total non-interest expenses	$2,687,117	$1,873,018	$668,096	$2,526,974

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

Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in January 2010 and September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods.

Year Ended November 30, 2014

Compensation and benefits expense for the year ended November 30, 2014 was $1,698.5 million, which is 56.8% as a percentage of Net revenues. Amortization expense of $284.3 million related to share- and cash-based awards is included within 2014 compensation cost, as well as additional amortization expense of $14.4 million related to the write-up of the cost of outstanding share-based awards, which had remaining future service requirements at the date of the Leucadia Transaction. Employee headcount was 3,915 at November 30, 2014. We expanded our headcount modestly during 2014, primarily in our investment banking and equities businesses. These increases were partially offset by headcount reductions due to corporate services outsourcing.

Nine Months Ended November 30, 2013 and Three Months Ended February 28, 2013

Compensation and benefits expense was $1,213.9 million for the nine months ended November 30, 2013 and was $474.2 million for the three months ended February 28, 2013, which is 56.7% and 57.9% as a percentage of Net revenues for the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively. Amortization expense of $232.0 million and $73.1 million related to share- and cash-based awards is included within compensation cost for the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively. Compensation cost in the nine months ended November 30, 2013 also included additional amortization expense of $11.0 million related to the write-up of the cost of outstanding share-based awards, which had remaining future service requirements at the date of the Leucadia Transaction. Employee headcount was 3,797 at November 30, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Year Ended November 30, 2012

Compensation and benefits expense for the year ended November 30, 2012 was of $1,770.8 million, equivalent to 57.8% of Net revenues, and includes a full year of compensation costs related to Jefferies Bache. Compensation and benefits expense for the period includes amortization expense of $283.9 million related to share- and cash-based awards. In addition, compensation expense includes $22.9 million relating to the acquisition of Jefferies Bache on July 1, 2011 and Hoare Govett on February 1, 2012, comprised of the amortization of retention and stock replacement awards granted to Jefferies Bache employees as replacement awards for previous Prudential stock awards that were forfeited at acquisition and amortization of retention awards granted to Hoare Govett employees and bonus costs for employees as a result of the completion of the acquisition of Hoare Govett. When excluding these costs, together with the gain on debt extinguishment of $9.9 million relating to trading activities in our own debt, amortization of discounts recognized on our long-term debt purchased and re-issued in December 2011 and January 2012 and recognized in Interest expense of $4.8 million and the bargain purchase gain of $3.4 million on our Hoare Govett acquisition, our ratio of Compensation and benefits expense to Net revenues for the year ended November 30, 2012 was 57.2%. Compensation and benefits expense for the year ended November 30, 2012 also includes severance costs of approximately $30.6 million. Employee headcount was 3,804 at November 30, 2012.

Non-Compensation Expenses

Year Ended November 30, 2014

Non-compensation expenses were $988.6 million for the year ended November 30, 2014, equating to 33.1% of Net revenues. Non-compensation expenses include a goodwill impairment loss of $51.9 million related to our Jefferies Bache business, which constitutes our global futures sales and trading operations. In addition, a goodwill impairment loss of $2.1 million was recognized for the period related to our International Asset Management business. (See the “Critical Accounting Policies—Goodwill” section herein.) Additionally, approximately $7.6 million in impairment losses were recognized related to customer relationship intangible assets within our Jefferies Bache and International Asset Management businesses, which is presented within Other expenses.

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our equities trading businesses. Technology and communications expense includes costs associated with development of the various trading systems and projects associated with corporate support infrastructure, including communication enhancements to our global headquarters at 520 Madison Avenue and incremental amortization expense associated with fair value adjustments to capitalized software recognized as part of accounting for the Leucadia Transaction. Occupancy and equipment rental expense reflects incremental office re-configuration expenditures at 520 Madison Avenue. Business development costs reflect our continued efforts to continue to build market share, including our loan origination business conducted through our Jefferies Finance joint venture. We continue to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense. During the fourth quarter of 2014, we recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which we provided futures clearing and execution services, which declared bankruptcy.

Nine Months Ended November 30, 2013

Non-compensation expenses were $659.1 million for the nine months ended November 30, 2013, equating to 30.8% of Net revenues. Non-compensation expenses include approximately $21.1 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, $6.3 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and $11.6 million in merger-related investment banking filing fees recognized in Professional services expense. Additionally, during the nine month period an $8.7 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London. Other expenses for the nine months ended November 30, 2013 include $38.4 million in litigation expenses, which includes litigation costs related to the final judgment on our last outstanding auction rate securities legal matter and to agreements reached in principle with the relevant authorities pertaining to an investigation of purchases and sales of mortgage-backed securities. Excluding these expenses, our Non-compensation expenses as a percentage of Net revenues, after excluding from revenues $76.9 million of net interest income due to the amortization of premiums arising from the one-time fair value adjustment of our long term debt to fair value as of the date of the Leucadia Transaction and the concurrent assumption of our mandatorily redeemable convertible preferred stock by Leucadia, was 27.8%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Floor brokerage and clearing expenses for the period are reflective of the trading volumes in our fixed income and equities trading businesses, including a meaningful volume of trading by our foreign exchange business. Technology and communications expense includes costs associated with development of the various trading systems and various projects associated with corporate support infrastructure, including technology initiatives to support Dodd-Frank reporting requirements. We continued to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense.

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

Year Ended November 30, 2012

Non-compensation expenses were $756.2 million for the year ended November 30, 2012, equating to 24.7% of Net revenues, and includes a full year of operating costs of Jefferies Bache. Floor brokerage and clearing expense of $183.0 million was commensurate with lower equity trading volumes, though includes a full twelve months of Jefferies Bache futures activity in 2012. Technology and communications expense was $244.5 million with increased costs associated with the continued build out of our Asian businesses offset by lower corporate support infrastructure project costs. Occupancy and equipment expense was $97.4 million for 2012, reflecting the cost for our office growth in Asia and Europe and additional space at our global head office in New York. Legal and consulting fees related to the announced Leucadia Transaction and efforts associated with Dodd-Frank compliance contributed to Professional services expense of $73.4 million for the year ended November 30, 2012. Business development expense of $95.3 million is primarily driven by our continued efforts to build market share, specifically our futures business. Other expenses of $62.5 million for the 2012 year include a $2.9 million impairment charge recognized in the second quarter of 2012 on certain indefinite-lived intangible assets, donations to Hurricane Sandy relief of $4.1 million and fees associated with the announced Leucadia Transaction.

Income Taxes

For the year ended November 30, 2014, the provision for income taxes was $142.1 million, equating to an effective tax rate of 46.9%. For the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012, the provision for income taxes was $94.7 million, $48.6 million and $168.6 million, respectively, equating to an effective tax rate of 35.8%, 34.9% and 34.3%, respectively. At November 30, 2014, the effective tax rate differed from the U.S. federal statutory rate of 35.0%, primarily due to state income taxes, the impact of the goodwill impairment charge that is not tax-deductible and a valuation allowance provided on deferred tax assets within our London Jefferies Bache business, partially offset by tax-exempt income and international earnings taxed at rates that are generally lower than the U.S. federal statutory rate.

Earnings per Common Share

Diluted net earnings per common share was $0.35 for the three months ended February 28, 2013 on 217,844,000 shares. Diluted net earnings per common share was $1.22 for the year ended November 30, 2012 on 220,110,000 shares. Earnings per share data is not provided for periods subsequent to February 28, 2013, coinciding with the date we became a limited liability company and wholly-owned subsidiary of Leucadia. (See Note 20, Earnings per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.)

JEFFERIES GROUP LLC AND SUBSIDIARIES

Accounting Developments

For a discussion of recently issued accounting developments and their impact on our consolidated financial statements. (See Note 3, Accounting Developments, in our consolidated financial statements.)

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

Valuation of Financial Instruments

Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Unrealized gains or losses are generally recognized in Principal transaction revenues in our Consolidated Statements of Earnings.

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,426,242	1,985,864	$2,098,597	$1,823,299
Corporate debt securities	3,398,194	1,612,217	2,982,768	1,346,078
Government, federal agency and other sovereign obligations	6,125,901	4,044,140	5,346,152	3,155,683
Mortgage- and asset-backed securities	4,493,214	4,557	4,473,135	34,691
Loans and other receivables	1,556,018	870,975	1,349,128	695,300
Derivatives	406,268	363,515	261,093	180,079
Investments	168,541	—	101,282	—
Physical commodities	62,234	—	37,888	36,483

	$18,636,612	$8,881,268	$16,650,043	$7,271,613

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

Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. (See Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Disclosures, in our consolidated financial statements for further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques.)

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at November 30, 2014 and November 30, 2013 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Loans and other receivables	$97,258	$145,890	$14,450	$22,462
Investments at fair value	95,389	101,242	—	—
Residential mortgage-backed securities	82,557	105,492	—	—
Derivatives	54,190	1,493	49,552	8,398
Collateralized debt obligations	91,498	37,216	—	—
Commercial mortgage-backed securities	26,655	17,568	—	—
Corporate debt securities	55,918	25,666	223	—
Corporate equity securities	20,964	9,884	38	38
Other asset-backed securities	2,294	12,611	—	—

Total Level 3 financial instruments	526,723	457,062	$64,263	$30,898

Investments in managed funds	54,982	57,285

Total Level 3 assets	$581,705	$514,347

Total Level 3 financial instruments as a percentage of total financial instruments	2.8%	2.7%	0.7%	0.4%

While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $30.8 million and $39.7 million at November 30, 2014 and November 30, 2013, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $0.7 million and $9.6 million reported within Long-term debt at November 30, 2014 and November 30, 2013, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months February 28, 2013	Year Ended November 30, 2012
Assets:
Transfers from Level 3 to Level 2	$58.2	$55.9	$112.7	$81.8
Transfers from Level 2 to Level 3	145.0	82.4	100.5	180.6
Net gains (losses)	(39.4)	9.4	14.5	28.8

Liabilities:
Transfers from Level 3 to Level 2	$4.3	$0.1	$0.7	$2.2
Transfers from Level 2 to Level 3	—	—	—	—
Net gains (losses)	(6.0)	(1.1)	(2.7)	(2.5)

For additional discussion on transfers of assets and liabilities among the fair value hierarchy levels, see Note 6, Fair Value Disclosures, in our consolidated financial statements.

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

Goodwill

At November 30, 2014, goodwill recorded on our Consolidated Statement of Financial Condition is $1,662.6 million (3.7% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 12, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2014. The results of our annual impairment test did not indicate any goodwill impairment in any of our reporting units.

We use allocated tangible equity plus allocated goodwill and intangible assets as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. For further information on our Cash Capital Policy, refer to the Liquidity, Financial Condition and Capital Resources section herein. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Futures Reporting Unit – Our Jefferies Bache business has experienced various challenges with respect to its profitability. Consequently, during the fourth quarter of 2014, management decided to pursue alternative strategies for the Futures reporting unit, including a possible divestiture. Given this circumstance, we performed an updated impairment test for the goodwill allocated to the Futures reporting unit at November 30, 2014. Given the uncertainty surrounding the prospects for the reporting unit, we utilized dual valuation methods to estimate the reporting unit’s fair value. We employed a discounted cash flow methodology, which, given the increasing uncertainty as to the profitability forecasts for the Futures business, caused us to incorporate a higher risk-adjusted discount rate than used in our annual impairment test, which impacted the fair value estimate. Additionally, we employed a market valuation approach. The key assumption under the market approach is the selection of an appropriate price multiple and the consideration of the operating performance of the Futures reporting unit as compared to selected publicly traded guideline companies. Based on the most recent performance of the business and its margin challenges, the level and expected growth in return on tangible equity was benchmarked against the guideline companies in selecting an appropriate multiple. Giving proper weighting to the outputs from both valuation approaches, we determined that the fair value of the Futures reporting unit did not exceed its carrying value.

As a result of the decline in the estimated fair value of the Futures reporting unit since our annual impairment testing date of August 1, 2014, we recognized an impairment loss of the allocated goodwill of $51.9 million for the quarter ended November 30, 2014. The effect of the impairment loss is to reduce the balance of goodwill attributed to the Futures business to $-0- at November 30, 2014. In addition, considering the most recent operating margin for the business, we estimated that the fair value of recognized customer relationship intangible assets using a discounted cash flow methodology was $-0- at November 30, 2014. Accordingly, we recognized an impairment loss of $7.5 million during the fourth quarter of 2014 related to this intangible asset.

International Asset Management – As part of strategic evaluations of our businesses, during the fourth quarter of 2014, management decided to liquidate our International Asset Management business, which consists of long only, convertible bond strategies offered to institutional investors. We used a net asset value approach at August 1, 2014 to perform our annual goodwill impairment testing of this reporting unit and, accordingly, the fair value of the International Asset Reporting Unit was equal to its book value. Considering management’s decision to cease this business activity, we do not reasonably anticipate any future cash flows associated with this reporting unit beyond one year to support the carrying value of the International Asset Management reporting unit. During the fourth quarter of 2014, we recognized an impairment loss of the allocated goodwill of $2.1 million, which reduced the balance of goodwill attributed to this reporting unit to $-0- at November 30, 2014.

As of November 30, 2014, substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which is $1,659.6 million of total goodwill of $1,662.6 million at November 30, 2014.

Refer to Note 12, Goodwill and Other Intangible Assets for further details on goodwill and intangible assets.

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

The following table provides detail on key balance sheet asset and liability line items (in millions):

	November 30, 2014	November 30, 2013	% Change
Total assets	$44,517.6	$40,177.0	10.8%
Cash and cash equivalents	4,080.0	3,561.1	14.6%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,444.7	3,616.6	-4.8%
Financial instruments owned	18,636.6	16,650.0	11.9%
Financial instruments sold, not yet purchased	8,881.3	7,271.6	22.1%
Total Level 3 assets	581.7	514.3	13.1%
Securities borrowed	$6,853.1	$5,359.8	27.9%
Securities purchased under agreements to resell	3,926.9	3,746.9	4.8%

Total securities borrowed and securities purchased under agreements to resell	$10,780.0	$9,106.7	18.4%

Securities loaned	$2,598.5	$2,506.1	3.7%
Securities sold under agreements to repurchase	10,672.2	10,779.8	-1.0%

Total securities loaned and securities sold under agreements to repurchase	$13,270.7	$13,285.9	-0.1%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at November 30, 2014 and November 30, 2013 were $44.5 billion and $40.2 billion, respectively. During the year ended November 30, 2014, average total assets were approximately 13% higher than total assets at November 30, 2014.

Jefferies LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. Jefferies LLC (“Jefferies”) (a U.S. broker-dealer), under SEC Rule 15c3-3 and under CFTC Regulation 1.25, is required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist under the U.K. Financial Conduct Authority’s Client Money Rules with respect to our European-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are required to be separately segregated and held by us as statutory trustee for our customers. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.

Our total Financial instruments owned inventory at November 30, 2014 was $18.6 billion, an increase of 12.0% from inventory of $16.7 billion at November 30, 2013, driven by increases in inventory positions across most asset classes. Higher trading volumes and increased client activity during most periods of the year and increases in equity and corporate debt offerings contributed to overall inventory levels. Financial instruments sold, not yet purchased inventory was $8.9 billion and $7.3 billion at November 30, 2014 and November 30, 2013, respectively, with the increase primarily driven by increased trading by our U.S. and international rates businesses. Derivative activity and outstanding balances, including both over-the-counter and listed contracts, increased across multiple inventory classes from that of the prior year. Our overall net inventory position was $9.8 billion and $9.4 billion at November 30, 2014 and November 30, 2013, respectively. The change in our net inventory balance is primarily attributed to an increase in our net inventory of corporate equity and debt securities, partially offset by a reduction in our net inventory of U.S. government and agency securities and sovereign obligations.

We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain at November 30, 2014, refer to the Risk Management section herein.

Of our total Financial instruments owned, approximately 74% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.

At November 30, 2014 and November 30, 2013, our Level 3 financial instruments owned was 3% of our financial instruments owned.

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 18% from November 30, 2013 to November 30, 2014, primarily due to an increase in firm financing of our short inventory and an increase in our matched book activity.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The outstanding balance of our securities loaned and securities sold under agreements to repurchase was relatively unchanged from November 30, 2013 to November 30, 2014 due to a decrease in our matched book activity, offset by an increase in firm financing of our inventory, less netting for our collateralized financing transactions. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2014 were 19% and 22% higher, respectively, than the November 30, 2014 balances.

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Securities Purchased Under Agreements to Resell:
Period end	$3,927	$3,747	$3,578
Month end average	5,788	4,936	5,132
Maximum month end	8,081	6,007	6,288
Securities Sold Under Agreements to Repurchase:
Period end	$10,672	$10,780	$7,976
Month end average	13,291	13,308	11,895
Maximum month end	16,586	16,502	15,168

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios

The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at November 30, 2014 and November 30, 2013 (in thousands):

		November 30,	November 30,
		2014	2013
Total assets		$44,517,648	$40,176,996
Deduct:	Securities borrowed	(6,853,103)	(5,359,846)
	Securities purchased under agreements to resell	(3,926,858)	(3,746,920)
Add:	Financial instruments sold, not yet purchased	8,881,268	7,271,613
	Less derivative liabilities	(363,515)	(180,079)

Subtotal		8,517,753	7,091,534
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,444,674)	(3,616,602)
	Goodwill and intangible assets	(1,904,417)	(1,986,436)

Adjusted assets		$36,906,349	$32,558,726

Total equity		$5,463,431	$5,421,674
Deduct:	Goodwill and intangible assets	(1,904,417)	(1,986,436)

Tangible equity		$3,559,014	$3,435,238

Total member’s equity		$5,424,583	$5,304,520
Deduct:	Goodwill and intangible assets	(1,904,417)	(1,986,436)

Tangible member’s equity		$3,520,166	$3,318,084

Leverage ratio (1)		8.1	7.4

Tangible gross leverage ratio (2)		12.1	11.5

Leverage ratio - excluding impacts of the Leucadia Transaction (3)		10.3	9.3

Adjusted leverage ratio (4)		10.4	9.5

(1)	Leverage ratio equals total assets divided by total equity.
(2)	Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.
(3)	Leverage ratio - excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization and impairments of goodwill and certain intangible assets of $108 million and $27 million during the year ended November 30, 2014 and the period since the Leucadia Transaction to November 30, 2013, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,310 million and $1,326 million at November 30, 2014 and November 30, 2013, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $9 million and $25 million at November 30, 2014 and November 30, 2013, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.
(4)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

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

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $11.3 billion at November 30, 2014 exceeded our cash capital requirements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The calculation of our Maximum Liquidity Outflow under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:

•	All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products assuming we will be unable to issue new unsecured debt or rollover any maturing debt.

•	Repurchases of our outstanding long-term debt in the ordinary course of business as a market maker.

•	A portion of upcoming contractual maturities of secured funding trades due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral and counterparty concentration.

•	Collateral postings to counterparties due to adverse changes in the value of our over-the-counter (“OTC”) derivatives and other outflows due to trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings.

•	Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded derivatives and any increase in initial margin and guarantee fund requirements by derivative clearing houses.

•	Liquidity outflows associated with our prime brokerage business, including withdrawals of customer credit balances, and a reduction in customer short positions.

•	Liquidity outflows to clearing banks to ensure timely settlements of cash and securities transactions.

•	Draws on our unfunded commitments considering, among other things, the type of commitment and counterparty.

•	Other upcoming large cash outflows, such as tax payments.

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2014, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

Sources of Liquidity

The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	November 30, 2014	Average balance Quarter ended November 30, 2014 (1)	November 30, 2013
Cash and cash equivalents:
Cash in banks	$1,083,605	$603,459	$830,438
Certificate of deposit	75,000	59,524	50,005
Money market investments	2,921,363	2,333,772	2,680,676

Total cash and cash equivalents	4,079,968	2,996,755	3,561,119

Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,056,766	1,125,420	1,316,867
Other (3)	363,713	572,024	403,738

Total other sources	1,420,479	1,697,444	1,720,605

Total cash and cash equivalents and other liquidity sources	$5,500,447	$4,694,199	$5,281,724

Total cash and cash equivalents and other liquidity sources as % of Total Assets	12.4%		13.1%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible Assets	12.9%		13.8%

(1)	Average balances are calculated based on weekly balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

(2)	Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the USA; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(3)	Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies Bache, LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies, with Jefferies as the surviving entity.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2014, we have the ability to readily obtain repurchase financing for 74% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014		November 30, 2013
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,191,288	$297,628	$1,982,877	$137,721
Corporate debt securities	2,583,779	11,389	2,250,512	26,983
U.S. Government, agency and municipal securities	3,124,780	250,278	2,513,388	400,821
Other sovereign obligations	2,671,807	877,366	2,346,485	991,774
Agency mortgage-backed securities (1)	3,395,771	—	2,976,133	—
Physical commodities	62,234	—	37,888	—

	$14,029,659	$1,436,661	$12,107,283	$1,557,299

(1)	Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages (“ARMs”), collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.

Average liquid financial instruments for both the three and twelve months ended November 30, 2014 was $17.2 billion and for the three and twelve months ended November 30, 2013 were $15.7 billion and $16.1 billion, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing

We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 80% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At November 30, 2014, the outstanding amount of the notes issued under the program was $575.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $575.0 million aggregate notes, $60.0 million matures in February 2015, $85.0 million matures in March 2015, $200.0 million in July 2016 and $80.0 million in August 2016, all bearing interest at a spread over one month LIBOR. The remaining $150.0 million matures in February 2016 and bears interest at a spread over three month LIBOR. For additional discussion on the program, refer to Note 10, Variable Interest Entities, in our consolidated financial statements.

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at November 30, 2014. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2014, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $12.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 were $81.7 million, $43.3 million and $110.0 million, respectively.

Total Capital

At November 30, 2014 and November 30, 2013, we have total long-term capital of $11.3 billion and $11.2 billion resulting in a long-term debt to equity capital ratio of 1.06:1 and 1.07:1, respectively. Our total capital base at November 30, 2014 and November 30, 2013 was as follows (in thousands):

	November 30, 2014	November 30, 2013
Long-Term Debt (1)	$5,805,673	$5,777,130
Total Equity	5,463,431	5,421,674

Total Capital	$11,269,104	$11,198,804

(1)	Long-term debt for purposes of evaluating long-term capital at November 30, 2014 and November 30, 2013 excludes $170.0 million and $200.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $507.9 million of our 3.875% Senior Notes at November 30, 2014 and $255.7 million of our 5.875% Senior Notes at November 30, 2013, as these notes mature in less than one year from the period end.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt

On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies is the surviving entity, and therefore, a borrower under the Credit Facility. At November 30, 2014 and November 30, 2013, we had borrowings outstanding under the Credit Facility amounting to $170.0 million and $200.0 million, respectively.

Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified levels of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At November 30, 2014 and November 30, 2013, the minimum tangible net worth requirement was $2,603.1 million and $2,564.0 million, respectively, and the minimum liquidity requirement was $541.7 million and $532.8 million, respectively, for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity and anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payables and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.

On May 20, 2014, under our $2.0 billion Euro Medium Term Note Program, we issued senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum. Proceeds amounted to €498.7 million.

At November 30, 2014, our long-term debt, excluding the Credit Facility, has a weighted average maturity of 8 years. Our 5.875% Senior Notes with a principal amount of $250.0 million matured in June 2014.

Our long-term debt ratings at December 31, 2014 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Negative
Standard and Poor’s (2)	BBB-	Stable
Fitch Ratings	BBB-	Stable

(1)	On December 19, 2014, Moody’s affirmed our long-term debt rating of Baa3 and assigned a negative outlook to our rating.
(2)	On December 11, 2014, Standard and Poor’s (“S&P”) announced its review of the ratings on 13 U.S. securities firms by applying its new ratings criteria for the sector. As part of this review, S&P downgraded our long-term debt rating one notch from “BBB” to “BBB-” and left the rating outlook unchanged at “stable”.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2014, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $93.3 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

Contractual Obligations and Commitments

The tables below provide information about our commitments related to debt obligations, purchase obligations, investments and derivative contracts at November 30, 2014. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$507.9	$363.2	$842.4	$1,453.5	$3,146.6	$6,313.6
Senior secured revolving credit facilty	—	—	170.0	—	—	170.0
Interest payment obligations on senior notes	328.4	296.5	541.5	382.2	1,280.8	2,829.4
Purchase obligations (1)	56.7	54.6	88.1	52.4	35.5	287.3

	$893.0	$714.3	$1,642.0	$1,888.1	$4,462.9	$9,600.3

Commitments and guarantees:
Equity commitments	$—	$9.3	$0.8	$—	$216.3	$226.4
Loan commitments	50.7	440.2	283.1	20.7	0.2	794.9
Mortgage-related and other purchase commitments	1,058.5	1,165.8	117.6	—	—	2,341.9
Forward starting repos	5,127.2	—	—	—	—	5,127.2
Other unfunded commitments	6.3	—	—	—	23.0	29.3
Derivative Contracts (2):
Derivative contracts-non credit related	59,875.6	229.6	252.1	721.8	487.7	61,566.8
Derivative contracts - credit related	—	—	—	485.0	—	485.0

	$66,118.3	$1,844.9	$653.6	$1,227.5	$727.2	$70,571.5

(1)	Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2014 reflect the minimum contractual obligations under legally enforceable contracts.
(2)	Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. (See Note 22, Commitments, Contingencies and Guarantees, in our consolidated financial statements for additional information on commitments.)

As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2014, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2015 through 2019 and the aggregate amount thereafter, are as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fiscal Year	Operating Leases
2015	$42,697
2016	53,056
2017	56,089
2018	56,038
2019	54,785
Thereafter	443,361

Total	$706,026

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor with partial expirations through 2019. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. At November 30, 2014, minimum future lease payments are as follows (in thousands):

Fiscal Year
2015	$3,887
2016	3,887
2017	3,887
2018	1,583
2019	167

Net minimum lease payments	13,411
Less amount representing interest	927

Present value of net minimum lease payments	$12,484

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. (See Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value Disclosures, and Note 7, Derivative Financial Instruments, in our consolidated financial statements for additional information about our accounting policies and our derivative activities.)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

At November 30, 2014, we did not have any commitments to purchase assets from our securitization vehicles. (See Note 9, Securitization Activities and Note 10, Variable Interest Entities, in our consolidated financial statements for additional information regarding our involvement with VIEs.)

We expect to make cash payments of $617.4 million on January 31, 2015 related to compensation awards for fiscal 2014.

Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. (See Note 21, Income Taxes, in our consolidated financial statements for further information.)

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

As compared to November 30, 2013, the increase to total member’s equity at November 30, 2014 is primarily attributed to net earnings, partially offset by foreign currency translation adjustments during the year ended November 30, 2014.

Net Capital

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies (a U.S. broker-dealer) and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. On September 1, 2014, Jefferies Bache, LLC (a Futures Commission Merchant (“FCM”)) merged with and into Jefferies. Jefferies, as the surviving entity, registered as an FCM and is subject to Rule 1.17 of the Commodities Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

At November 30, 2014, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,025,113	$913,465
Jefferies Execution	6,150	5,900

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited, which are authorized and regulated by the Financial Conduct Authority in the U.K. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Bache Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products, LLC, which registered during August 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

Risk Management

Overview

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

For discussion of liquidity and capital risk management, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.

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

Risk Related Policies. We make use of various policies in the risk management process:

•	Market Risk Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding market risk management.

•	Independent Price Verification Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding independent price verification for securities and other financial instruments.

•	Operational Risk Policy- This policy sets out roles, responsibilities, processes and escalation procedures regarding operational risk management.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Credit Risk Policy- This policy provides standards and controls for credit risk-taking throughout our global business activities. This policy also governs credit limit methodology and counterparty review.

•	Model Validation Policy- This policy sets out roles, processes and escalation procedures regarding model validation and model risk management.

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

Our average daily VaR increased to $14.35 million for the year ended November 30, 2014 from $10.43 million for the year ended November 30, 2013. The increase was primarily driven by higher equity price risk as a result of an increase in various equity block positions compared to the prior year along with our investments in Knight Capital and Harbinger. The increase was partially offset by an increase in the diversification benefit across asset classes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Market risk from interest rate volatility, currency rates and commodity prices risk did not change significantly from the comparable 2013 period. We have also calculated our average VaR excluding both our investments in Knight Capital and Harbinger for the years ended November 30, 2014 and 2013 to be $8.55 million and $6.59 million, respectively. On March 18, 2014, we sold our investment in Harbinger to Leucadia at the closing price on that date.

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

Risk Categories	VaR at November 30, 2014	Daily VaR (1) Value-at-Risk In Trading Portfolios Daily VaR for the Year Ended November 30, 2014			VaR at November 30, 2013	Daily VaR for the Year Ended November 30, 2013
		Average	High	Low		Average	High	Low
Interest Rates	$5.56	$5.77	$8.69	$3.16	$7.33	$5.38	$9.46	$3.68
Equity Prices	10.53	11.08	14.68	7.85	12.22	6.57	12.37	3.85
Currency Rates	0.87	1.33	6.59	0.15	0.56	0.83	2.07	0.11
Commodity Prices	0.19	0.70	2.14	0.07	0.74	0.94	1.70	0.37
Diversification Effect (2)	(3.87)	(4.53)	—	—	(4.60)	(3.29)	N/A	N/A

Firmwide	$13.28	$14.35	$19.68	$10.31	$16.25	$10.43	$16.25	$6.00

(1)	VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)	The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2014 (in thousands):

10% Sensitivity
Private investments	$39,019
Corporate debt securities in default	12,971
Trade claims	2,330

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the year ended November 30, 2014, results of the evaluation at the aggregate level demonstrated three days when the net trading loss exceeded the 95% one day VaR.

Daily Net Trading Revenue

There were 44 days with trading losses out of a total of 251 days in the year ended November 30, 2014, including 17 in the three months ended November 30, 2014. Excluding trading losses associated with the daily marking to market of our position in Knight Capital in the year ended November 30, 2014, there were 26 days with trading losses, of which 16 occurred in the fourth quarter of 2014. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the year ended November 30, 2014 (in millions).

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

•	Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at November 30, 2014. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

•	Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•	Derivatives represent OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.

Current counterparty credit exposures at November 30, 2014 and November 30, 2013 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2014, excluding cash and cash equivalents, 70% are investment grade counterparties, compared to 66% at November 30, 2013, and are mainly concentrated in North America. When comparing our credit exposure at November 30, 2014 with credit exposure at November 30, 2013, excluding cash and cash equivalents, current exposure has increased 66% to approximately $1.7 billion from $1.0 billion, primarily due to exposure to investment grade banks and broker-dealers and, to a lesser extent, other financial services sectors.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating

	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
AAA Range	$—	$—	$1.9	$0.2	$—	$—	$1.9	$0.2	$2,921.4	$2,680.6	$2,923.3	$2,680.8
AA Range	2.7	—	134.6	104.8	7.1	14.7	144.4	119.5	412.9	144.1	557.3	263.6
A Range	7.6	—	586.9	374.4	218.1	56.7	812.6	431.1	731.3	734.7	1,543.9	1,165.8
BBB Range	132.3	71.0	73.6	39.9	34.8	16.2	240.7	127.1	2.8	1.7	243.5	128.8
BB or Lower	189.9	120.3	127.9	115.4	45.2	9.5	363.0	245.2	—	—	363.0	245.2
Unrated	139.6	86.6	—	—	—	18.6	139.6	105.2	11.5	—	151.1	105.2

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Asia/Latin America/Other	$48.8	$—	$55.7	$30.9	$24.6	$11.6	$129.1	$42.5	$221.0	$183.3	$350.1	$225.8
Europe	8.5	—	218.2	180.3	76.1	47.6	302.8	227.9	617.5	269.3	920.3	497.2
North America	414.8	277.9	651.0	423.5	204.5	56.5	1,270.3	757.9	3,241.4	3,108.5	4,511.7	3,866.4

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Asset Managers	$—	$—	$91.8	$7.1	$—	$0.5	$91.8	$7.6	$2,921.4	$2,680.7	$3,013.2	$2,688.3
Banks, Broker-dealers	10.7	—	482.2	354.9	251.4	73.8	744.3	428.7	1,158.5	880.4	1,902.8	1,309.1
Commodities	—	—	59.9	35.6	24.8	9.4	84.7	45.0	—	—	84.7	45.0
Other	461.4	277.9	291.0	237.1	29.0	32.0	781.4	547.0	—	—	781.4	547.0

Total	$472.1	$277.9	$924.9	$634.7	$305.2	$115.7	$1,702.2	$1,028.3	$4,079.9	$3,561.1	$5,782.1	$4,589.4

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 7, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.

Country Risk Exposure

Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at November 30, 2014 and November 30, 2013 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0

Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

	November 30, 2013
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Great Britain	$418.8	$(181.5)	$(27.2)	$—	$42.5	$20.7	$113.1	$273.3	$386.4
Germany	462.0	(226.1)	(70.5)	—	93.2	10.9	3.3	269.5	272.8
Netherlands	445.7	(198.8)	(2.3)	—	5.2	1.5	0.3	251.3	251.6
Italy	1,181.4	(1,017.6)	74.2	—	1.8	0.1	—	239.9	239.9
Canada	140.6	(59.0)	18.8	—	99.5	0.2	2.2	200.1	202.3
Spain	352.3	(159.8)	0.3	—	3.0	0.2	0.1	196.0	196.1
Puerto Rico	130.1	—	—	—	—	—	—	130.1	130.1
Luxembourg	75.0	(15.1)	—	—	0.1	—	68.0	60.0	128.0
Hong Kong	33.9	(18.3)	(0.9)	—	0.3	—	104.3	15.0	119.3
Austria	130.2	(32.8)	—	—	5.0	—	0.1	102.4	102.5

Total	$3,370.0	$(1,909.0)	$(7.6)	$—	$250.6	$33.6	$291.4	$1,737.6	$2,029.0

Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain

The table below reflects our exposure to the sovereign debt and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain at November 30, 2014, and our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. While the economic derivative positions are presented on a notional basis, we believe this best reflects the underlying market risk due to interest rates or the issuer’s credit as a result of our positions. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30, 2014
	Fair Value			Notional Amount
	Long Debt Securities (1) (2)	Short Debt Securities (2) (3)	Net Cash Inventory	Long Derivatives	Short Derivatives	Net Derivatives	Total Net Exposure
Greece:
Sovereigns	$1.0	$0.3	$0.7	$—	$—	$—	$0.7
Corporations (4)	7.9	1.3	6.6	—	0.2	(0.2)	6.4
Financial Institutions	3.3	—	3.3	—	—	—	3.3
Structured Products	1.4	—	1.4	—	—	—	1.4

Total Greece	13.6	1.6	12.0	—	0.2	(0.2)	11.8

Ireland:
Sovereigns	2.4	0.4	2.0	—	—	—	2.0
Corporations	1.7	1.1	0.6	—	—	—	0.6
Financial Institutions	17.1	12.5	4.6	—	—	—	4.6
Structured Products	2.0	—	2.0	—	—	—	2.0

Total Ireland	23.2	14.0	9.2	—	—	—	9.2

Italy:
Sovereigns (5)	1,283.9	858.0	425.9	51.8	479.5	(427.7)	(1.8)
Corporations	61.3	10.6	50.7	—	—	—	50.7
Financial Institutions	60.2	11.5	48.7	—	—	—	48.7
Structured Products	62.5	—	62.5	—	—	—	62.5

Total Italy	1,467.9	880.1	587.8	51.8	479.5	(427.7)	160.1

Portugal:
Sovereigns	72.0	45.3	26.7	—	—	—	26.7
Corporations	—	1.7	(1.7)	—	—	—	(1.7)
Financial Institutions	2.2	—	2.2	—	—	—	2.2
Structured Products	28.3	—	28.3	—	—	—	28.3

Total Portugal	102.5	47.0	55.5	—	—	—	55.5

Spain:
Sovereigns	270.0	154.9	115.1	—	—	—	115.1
Corporations	18.9	13.0	5.9	—	—	—	5.9
Financial Institutions	111.9	3.1	108.8	—	—	—	108.8
Structured Products	186.4	—	186.4	—	—	—	186.4

Total Spain	587.2	171.0	416.2	—	—	—	416.2

Total	$2,194.4	$1,113.7	$1,080.7	$51.8	$479.7	$(427.9)	$652.8

Total Sovereign	$1,629.3	$1,058.9	$570.4	$51.8	$479.5	$(427.7)	$142.7

Total Non-sovereign	$565.1	$54.8	$510.3	$—	$0.2	$(0.2)	$510.1

(1)	Long securities represent the fair value of debt securities and are presented within Financial instruments owned—corporate debt securities and government, federal agency and other sovereign obligations and mortgage- and asset-backed securities on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(2)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(3)	Short securities represent the fair value of debt securities sold short and are presented within Financial instruments sold, not yet purchased - corporate debt securities and government, federal agency and other sovereign obligations on the face of the Consolidated Statements of Financial Condition and are accounted for at fair value with changes in fair value recognized in Principal transactions revenues.
(4)	These derivative contract positions are comprised of listed equity options.
(5)	These derivative contract positions are comprised of bond futures that are executed on exchanges outside Italy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For the quarter ended November 30, 2014, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$4.1		$4.1
Ireland	1.3	6.5		7.8
Italy	675.6	1,841.9		2,517.5
Portugal	6.7	106.2		112.9
Spain	125.9	304.6		430.5

Total average fair value of long debt securities (1)	809.5	2,263.3		3,072.8

Financial instruments sold - Debt securities
Greece	—	2.8		2.8
Ireland	0.5	3.8		4.3
Italy	537.0	1,113.1		1,650.1
Portugal	3.0	80.5		83.5
Spain	3.1	301.7		304.8

Total average fair value of short debt securities	543.6	1,501.9		2,045.5

Total average net fair value of debt securities	265.9	761.4		1,027.3

Derivative contracts - long notional exposure Italy	—	103.6	(2)	103.6

Total average notional amount - long	—	103.6		103.6

Derivative contracts - short notional exposure Italy	—	297.9	(2)	297.9

Total average notional amount - short	—	297.9		297.9

Total average net derivative notional exposure	—	(194.3)		(194.3)

Total average net exposure to select European countries	$265.9	$567.1		$833.0

(1)	Classification of securities by country and by issuer type is presented based on the view of our Risk Management Department. Risk Management takes into account whether a particular security or issuer of a security is guaranteed or otherwise backed by a sovereign government and also takes into account whether a corporate or financial institution that issues a particular security is owned by a sovereign government when determining domicile and whether a particular security should be classified for risk purposes as a sovereign obligation. The classification of debt securities within the table above will differ from the financial statement presentation in the Consolidated Statements of Financial Condition because the classification used for financial statement presentation in the Consolidated Statements of Financial Condition classifies a debt security solely by the direct issuer and the domicile of the direct issuer.
(2)	These positions are comprised of bond futures executed on exchanges outside Italy.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, our non-U.S. sovereign obligations recorded in Financial Instruments owned and financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At November 30, 2014, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

	November 30, 2014
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net
Greece	$—	$—	$—
Ireland	5.2	81.0	(75.8)
Italy	1,081.3	1,533.2	(451.9)
Portugal	35.5	57.3	(21.8)
Spain	159.1	513.4	(354.3)

Total	$1,281.1	$2,184.9	$(903.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting	59
Report of Independent Registered Public Accounting Firm	60
Report of Independent Registered Public Accounting Firm	61
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Financial Condition at November 30, 2014 and 2013	63
Consolidated Statements of Earnings for the Year Ended November 30, 2014, Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Year Ended November 30, 2012	64
Consolidated Statements of Comprehensive Income for the Year ended November 30, 2014, Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Year Ended November 30, 2012	65
Consolidated Statements of Changes in Equity for the Year Ended November 30, 2014, Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Year Ended November 30, 2012	66
Consolidated Statements of Cash Flows for the Year Ended November 30, 2014, Nine Months Ended November 30, 2013, Three Months Ended February 28, 2013 and for the Year Ended November 30, 2012	67
Notes to Consolidated Financial Statements	69

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

Management evaluated our internal control over financial reporting as of November 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2014, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 60.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statement of financial condition as of November 30, 2014 and 2013 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the year ended November 30, 2014 and the nine months ended November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (Successor company) at November 30, 2014 and 2013 and the results of their operations and their cash flows for the year ended November 30, 2014 and the nine months ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

January 28, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Jefferies Group, Inc.

In our opinion, the consolidated statements of earnings, of comprehensive income, of changes in equity and of cash flows of Jefferies Group, Inc. and its subsidiaries (Predecessor company) for the three months ended February 28, 2013 present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and its subsidiaries for the three months ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 28,2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC:

We have audited the consolidated statement of earnings, comprehensive income, stockholders’ equity, and cash flow of Jefferies Group LLC (formerly Jefferies Group, Inc.) and subsidiaries (the “Company”) for the year ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Jefferies Group LLC operations and cash flows for the years ended November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 28, 2013 (January 28, 2014 as to the effects discussed in Note 1—Immaterial Prior Year Adjustments included in the Annual Report on Form 10-K of Jefferies Group LLC and its subsidiaries for the year ended November 30, 2013)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	November 30,	November 30,
	2014	2013
ASSETS
Cash and cash equivalents ($178 and $176 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	$4,079,968	$3,561,119
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,444,674	3,616,602
Financial instruments owned, at fair value, (including securities pledged of $14,794,488 and $13,253,537 at November 30, 2014 and November 30, 2013, respectively; and $62,990 and $97,912 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	18,636,612	16,650,043
Investments in managed funds	74,365	57,285
Loans to and investments in related parties	773,141	701,873
Securities borrowed	6,853,103	5,359,846
Securities purchased under agreements to resell	3,926,858	3,746,920
Securities received as collateral	5,418	11,063
Receivables:
Brokers, dealers and clearing organizations	2,164,006	2,207,978
Customers	1,250,520	958,246
Fees, interest and other ($363 and $0 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	262,437	251,072
Premises and equipment	251,957	202,467
Goodwill	1,662,636	1,722,346
Other assets ($0 and $2,275 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,131,953	1,130,136

Total assets	$44,517,648	$40,176,996

LIABILITIES AND EQUITY
Short-term borrowings	$12,000	$12,000
Financial instruments sold, not yet purchased, at fair value	8,881,268	7,271,613
Collateralized financings:
Securities loaned	2,598,487	2,506,122
Securities sold under agreements to repurchase	10,672,157	10,779,845
Other secured financings ($597,999 and $226,000 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	605,824	234,711
Obligation to return securities received as collateral	5,418	11,063
Payables:
Brokers, dealers and clearing organizations	2,280,103	1,320,700
Customers	6,241,965	5,169,321
Accrued expenses and other liabilities ($589 and $706 at November 30, 2014 and November 30, 2013, respectively, related to consolidated VIEs)	1,273,378	1,217,141
Long-term debt	6,483,617	6,232,806

Total liabilities	39,054,217	34,755,322

EQUITY
Member’s paid-in capital	5,439,256	5,280,420
Accumulated other comprehensive income:
Currency translation adjustments	(9,654)	21,341
Additional minimum pension liability	(5,019)	2,759

Total accumulated other comprehensive income	(14,673)	24,100

Total member’s equity	5,424,583	5,304,520
Noncontrolling interests	38,848	117,154

Total equity	5,463,431	5,421,674

Total liabilities and equity	$44,517,648	$40,176,996

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Revenues:
Commissions	$668,801	$472,596	$146,240	$548,437
Principal transactions	532,292	399,091	300,278	1,035,974
Investment banking	1,529,274	1,003,517	288,278	1,125,883
Asset management fees and investment income from managed funds	17,047	36,093	10,883	26,966
Interest	1,019,970	714,248	249,277	1,031,839
Other	78,881	94,195	27,004	164,974

Total revenues	3,846,265	2,719,740	1,021,960	3,934,073
Interest expense	856,127	579,059	203,416	872,421

Net revenues	2,990,138	2,140,681	818,544	3,061,652
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961	42,883

Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,990,138	2,137,313	807,583	3,018,769

Non-interest expenses:
Compensation and benefits	1,698,530	1,213,908	474,217	1,770,798
Non-compensation expenses:
Floor brokerage and clearing fees	215,329	150,774	46,155	183,013
Technology and communications	268,212	193,683	59,878	244,511
Occupancy and equipment rental	107,767	86,701	24,309	97,397
Business development	106,984	63,115	24,927	95,330
Professional services	109,601	72,802	24,135	73,427
Bad debt provision	55,355	179	1,945	1,152
Goodwill impairment	54,000	—	—	—
Other	71,339	91,856	12,530	61,346

Total non-compensation expenses	988,587	659,110	193,879	756,176

Total non-interest expenses	2,687,117	1,873,018	668,096	2,526,974

Earnings before income taxes	303,021	264,295	139,487	491,795
Income tax expense	142,061	94,686	48,645	168,646

Net earnings	160,960	169,609	90,842	323,149
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740

Net earnings attributable to Jefferies Group LLC/common stockholders	$157,560	$161,191	$80,138	$282,409

Earnings per common share:
Basic	N/A	N/A	$0.35	$1.23
Diluted	N/A	N/A	$0.35	$1.22
Dividends declared per common share	N/A	N/A	$0.075	$0.300
Weighted average common shares:
Basic	N/A	N/A	213,732	215,989
Diluted	N/A	N/A	217,844	220,101

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Net earnings	$160,960	$169,609	$90,842	$323,149

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(30,995)	21,341	(10,018)	1,511
Minimum pension liability adjustments, net of tax (1)	(7,778)	2,759	—	(4,158)

Total other comprehensive income (loss), net of tax (2)	(38,773)	24,100	(10,018)	(2,647)

Comprehensive income:	122,187	193,709	80,824	320,502
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740

Comprehensive income attributable to Jefferies Group LLC/common stockholders	$118,787	$185,291	$70,120	$279,762

(1)	Includes income tax benefit of $0.5 million, $2.5 million, $-0- and $0.2 million for the year ended November 30, 2014, nine months ended November 30, 2013, three months ended February 28, 2013, and for the year ended November 30, 2012.
(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amount)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Common stock, par value $0.0001 per share
Balance, beginning of period	$—	$—	$20	$20
Issued	—	—	1	1
Retired	—	—	—	(1)

Balance, end of period	$—	$—	$21	$20

Member’s paid-in capital
Balance, beginning of period	$5,280,420	$4,754,101	$—	$—
Contributions	—	362,255	—	—
Net earnings to Jefferies Group LLC	157,560	161,191	—	—
Tax benefit for issuance of share-based awards	1,276	2,873	—	—

Balance, end of period	$5,439,256	$5,280,420	$—	$—

Additional paid-in capital
Balance, beginning of period	$—	$—	$2,219,959	$2,207,410
Benefit plan share activity (1)	—	—	3,138	12,076
Share-based expense, net of forfeitures and clawbacks	—	—	22,288	83,769
Proceeds from exercise of stock options	—	—	57	104
Acquisitions and contingent consideration	—	—	2,535	—
Tax (deficiency) benefit for issuance of share-based awards	—	—	(17,965)	19,789
Equity component of convertible debt, net of tax	—	—	—	(427)
Dividend equivalents on share-based plans	—	—	1,418	6,531
Retirement of treasury stock	—	—	—	(109,293)

Balance, end of period	$—	$—	$2,231,430	$2,219,959

Retained earnings
Balance, beginning of period	$—	$—	$1,281,855	$1,067,858
Net earnings to common shareholders	—	—	80,138	282,409
Dividends	—	—	(17,217)	(68,412)

Balance, end of period	$—	$—	$1,344,776	$1,281,855

Accumulated other comprehensive income (loss) (2) (3)
Balance, beginning of period	$24,100	$—	$(53,137)	$(50,490)
Currency adjustment	(30,995)	21,341	(10,018)	1,511
Pension adjustment, net of tax	(7,778)	2,759	—	(4,158)

Balance, end of period	$(14,673)	$24,100	$(63,155)	$(53,137)

Treasury stock, at cost
Balance, beginning of period	$—	$—	$(12,682)	$(486)
Purchases	—	—	(166,541)	(113,562)
Returns / forfeitures	—	—	(1,922)	(7,928)
Retirement of treasury stock	—	—	—	109,294

Balance, end of period	$—	$—	$(181,145)	$(12,682)

Total member’s / common stockholders’ equity	$5,424,583	$5,304,520	$3,331,927	$3,436,015

Noncontrolling interests
Balance, beginning of period	$117,154	$356,180	$346,738	$312,663
Net earnings attributable to noncontrolling interests	3,400	8,418	10,704	40,740
Contributions	39,075	100,210	—	—
Distributions	—	(25)	(1,262)	(13,570)
Redemptions	—	(347,629)	—	—
(Deconsolidation) Consolidation of asset management entity	(120,781)	—	—	6,905

Balance, end of period	$38,848	$117,154	$356,180	$346,738

Total equity	$5,463,431	$5,421,674	$3,688,107	$3,782,753

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors’ Plan.
(2)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
(3)	There were no reclassifications out of Accumulated other comprehensive income during the year ended November 30, 2014 and nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Cash flows from operating activities:
Net earnings	$160,960	$169,609	$90,842	$323,149

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	691	(2,509)	17,393	72,692
Goodwill impairment	54,000	—	—	—
Gain on repurchase of long-term debt	—	—	—	(9,898)
Gain on sale of mortgage servicing rights	—	—	—	(23,826)
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	3,368	10,961	42,883
Accruals related to various benefit plans and stock issuances, net of forfeitures	—	—	23,505	87,918
Deferred income taxes	122,195	31,284	30,835	84,643
Income on loans to and investments in related parties	(90,243)	(92,181)	—	—
Distributions received on investments in related parties	53,985	37,742	—	—
Other adjustments	(78,064)	(14,740)	(1,154)	(7,462)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	166,108	113,754	352,891	(738,117)
Receivables:
Brokers, dealers and clearing organizations	11,872	506,774	(1,225,840)	(101,903)
Customers	(294,412)	(170,286)	67,626	200,679
Fees, interest and other	(12,062)	(29,388)	(29,149)	(33,694)
Securities borrowed	(1,497,438)	(41,678)	(224,557)	75,379
Financial instruments owned	(2,243,053)	(200,974)	229,394	52,737
Loans to and investments in related parties	—	—	(197,166)	7,302
Investments in managed funds	13,473	2,674	(2,213)	12,977
Securities purchased under agreements to resell	(200,568)	(156,197)	(224,418)	(463,829)
Other assets	(146,114)	47,296	(5,346)	(22,178)
Payables:
Brokers, dealers and clearing organizations	968,615	(532,255)	(1,018,241)	(82,031)
Customers	1,089,423	(224,772)	(124,233)	804,539
Securities loaned	95,607	600,539	(28,138)	227,737
Financial instruments sold, not yet purchased	1,832,930	(2,511,777)	2,327,667	801,971
Securities sold under agreements to repurchase	(84,303)	2,794,412	(197,493)	(1,439,130)
Accrued expenses and other liabilities	69,459	414,515	(267,336)	316,367

Net cash (used in) provided by operating activities	(6,939)	745,210	(394,170)	188,905

Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,786,394)	(2,241,232)	—	—
Distributions from loans to and investments in related parties	2,751,384	2,360,691	—	—
Net payments on premises and equipment	(110,536)	(48,534)	(10,706)	(63,236)
Cash received in connection with acquisition during the period, net of cash acquired	—	—	—	2,257
Cach disposed in connection with disposal of reporting units, net of cash received	—	(4,939)	—	—
Cash received from sales of mortgage servicing rights	—	—	—	30,851
(Deconsolidation) consolidation of asset management entity	(137,856)	—	—	9,711
Cash received from contingent consideration	6,253	3,796	1,203	4,104
Cash paid from contingent consideration	—	—	—	(1,172)

Net cash (used in) provided by investing activities	(277,149)	69,782	(9,503)	(17,485)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands)

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$1,921	$3,054	$5,682	$31,413
Proceeds from short-term borrowings	18,965,163	13,623,650	6,744,000	12,912,063
Payments on short-term borrowings	(18,965,163)	(13,711,650)	(6,794,000)	(12,819,557)
Proceeds from secured credit facility	2,819,000	920,000	900,000	1,325,000
Payments on secured credit facility	(2,849,000)	(980,000)	(990,007)	(1,075,000)
Repayment of long-term debt	(250,000)	—	—	(253,232)
Net proceeds from other secured financings	371,113	114,711	60,000	—
Payments on repurchase of long-term debt	—	—	—	(1,435)
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	(64)	(61)	(5,366)
Payments on repurchase of common stock	—	—	(166,541)	(113,562)
Payments on dividends	—	—	(15,799)	(61,881)
Proceeds from exercise of stock options, not including tax benefits	—	—	57	104
Net proceeds from issuance of senior notes, net of issuance costs	681,222	—	991,469	201,010
Proceeds from contributions of noncontrolling interests	39,075	100,210	—	—
Payments on distributions to noncontrolling interests	—	(347,654)	(1,262)	(13,570)

Net cash provided by (used in) financing activities	813,331	(277,743)	733,538	125,987

Effect of exchange rate changes on cash and cash equivalents	(10,394)	5,912	(4,502)	1,391

Net increase in cash and cash equivalents	518,849	543,161	325,363	298,798
Cash and cash equivalents at beginning of period	3,561,119	3,017,958	2,692,595	2,393,797

Cash and cash equivalents at end of period	$4,079,968	$3,561,119	$3,017,958	$2,692,595

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$922,194	$638,657	$178,836	$869,354
Income taxes paid (refunds), net	120,703	55,251	(34,054)	43,113

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Jefferies Group LLC was previously known as Jefferies Group, Inc., which on March 1, 2013 was converted into a limited liability company and renamed Jefferies Group LLC. In addition, certain subsidiaries of Jefferies Group, Inc. also converted into limited liability companies. The accompanying Consolidated Financial Statements therefore refer to Jefferies Group LLC and represent the accounts of Jefferies Group, Inc., as it was formerly known, and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Mortgage Funding, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.

On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are now convertible into Leucadia common shares at a price that reflects the Exchange Ratio and the 3.25% Series A Convertible Cumulative Preferred Stock of Jefferies Group, Inc. was exchanged for a comparable series of convertible preferred shares of Leucadia. Jefferies Group LLC continues to operate as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retain a credit rating separate from Leucadia and remain a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is also Leucadia’s President and a Director of Leucadia.

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

On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a broker-dealer in the United States of America (“U.S.”)), with Jefferies as the surviving entity. In addition, on April 1, 2013, we merged Jefferies High Yield Trading, LLC (our high yield trading broker-dealer) with Jefferies and our high yield activities are now conducted by Jefferies. In addition, during the three months ended May 31, 2013, we redeemed the third party interests in our high yield joint venture.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information.

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

Consolidation

Our policy is to consolidate all entities in which we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities which meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.

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

Immaterial Adjustments

We have made correcting adjustments (referred to as “adjustments”) to our financial statements at November 30, 2013. The first adjustment relates to a decrease of $88.7 million to Receivables from customers and a corresponding increase to Receivables from brokers, dealers and clearing organizations. The second adjustment relates to a decrease of $39.4 million to Payables from customers and a corresponding increase to Payables from brokers, dealers and clearing organizations. There was no change to Total assets or Total liabilities at November 30, 2013 as a result of these adjustments. The adjustments had the impact of increasing the Net change in Receivables: Brokers, dealers and clearing organizations by $170.5 million, decreasing the Net change in Receivables: Customers by $170.5 million, decreasing the Net change in Payables: Brokers, dealers and clearing organizations by $24.5 million, and increasing the Net change in Payables: Customers by $24.5 million on the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013. The adjustments had the impact of decreasing the Net change in Receivables: Brokers, dealers and clearing organizations by $198.2 million, increasing the Net change in Receivables: Customers by $198.2 million, increasing the Net change in Payables: Brokers, dealers and clearing organizations by $13.1 million, and decreasing the Net change in Payables: Customers by $13.1 million on the Consolidated Statements of Cash Flows for the three months ended February, 2013. There was no impact on Net cash (used in) provided by operating activities on the Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and the three months ended February 28, 2013. These adjustments were made in order to classify amounts arising from unsettled securities transactions with other broker dealers. We do not believe these adjustments are material to our financial statements for any previously reported period.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition Policies

Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies, a futures commission merchant (“FCM”), are recorded on a half-turn basis.

Principal Transactions. Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Earnings on a trade-date basis. Fees received on loans carried at fair value are also recorded within Principal transaction revenues.

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

Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, but not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transaction revenues in the Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Cash Equivalents

Cash equivalents include highly liquid investments, including certificates of deposit and money market funds, not held for resale with original maturities of three months or less.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as a futures commission merchant, is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

Financial Instruments and Fair Value

Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses are recognized in Principal transaction revenues in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

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

Valuation Process for Financial Instruments

Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which is comprised of our Chief Financial Officer, Global Controller, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually and changes to the policies require the approval of the IPV Committee.

Price Testing Process. The business units are responsible for determining the fair value of our financial instruments using approved valuation models and methodologies. In order to ensure that the business unit valuations represent a fair value exit price, the IPV Group tests and validates the fair value of our financial instruments inventory. In the testing process, the IPV Group obtains prices and valuation inputs from independent sources, consistently adheres to established procedures set forth in our valuation policies for sourcing prices and valuation inputs and utilizing valuation methodologies. Sources used to validate fair value prices and inputs include, but are not limited to, exchange data, recently executed transactions, pricing data obtained from third party vendors, pricing and valuation services, broker quotes and observed comparable transactions.

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

Loans to and Investments in Related Parties

Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. (See Note 11, Investments, and Note 25, Related Party Transactions, for additional information regarding certain of these investments.)

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by generally accepted accounting principles. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.

Premises and Equipment

Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software, which was increased to its fair market value in the allocation of the purchase price on March 1, 2013. The revised carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life. (See Note 4, Leucadia and Related Transactions for more information regarding the allocation of the purchase price.)

At November 30, 2014 and November 30, 2013, furniture, fixtures and equipment, including amounts under capital leases, amounted to $351.1 million and $278.5 million, respectively, and leasehold improvements amounted to $156.9 million and $134.1 million, respectively. Accumulated depreciation and amortization was $256.0 million and $210.1 million at November 30, 2014 and November 30, 2013, respectively.

Depreciation and amortization expense amounted to $58.0 million for the year ended November 30, 2014, $38.8 million for the nine months ended November 30, 2013, $12.9 million for the three months ended February 28, 2013, and $50.5 million for the year ended November 30, 2012, respectively.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting units goodwill.

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

Refer to Note 12, Goodwill and Other Intangible Assets, for further information.

Income Taxes

Prior to the Leucadia Transaction, we filed a consolidated U.S. federal income tax return, which included all of our qualifying subsidiaries. Subsequently, our results of operations are included in the consolidated federal and applicable state income tax returns filed by Leucadia. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. We account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are between us and Leucadia settle current tax assets and liabilities.

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

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2014, we have reserved approximately $1.9 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses resulting from foreign currency transactions are included in Principal transaction revenues in the Consolidated Statements of Earnings.

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

Prior to the Leucadia Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor periods, basic earnings per share (“EPS”) was computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. For Predecessor periods, diluted EPS was computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and Restricted stock units (“RSUs”) granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share were calculated under the two-class method.

Note 3. Accounting Developments

Accounting Standards to be Adopted in Future Periods

Repurchase Agreements. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The guidance also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective prospectively in the second quarter of fiscal 2015. We do not expect this guidance to significantly affect our results of operations, financial condition or cash flows and we will provide the additional disclosures in our consolidated financial statements.

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

Adopted Accounting Standards

Balance Sheet Offsetting Disclosures. In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The updates require new disclosures regarding balance sheet offsetting and related arrangements. For derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, the updates require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. We adopted the guidance effective December 1, 2013, presenting the additional disclosures in our notes to consolidated financial statements. This guidance did not amend the existing guidance on when it is appropriate to offset; as a result, the adoption of this guidance did not affect our financial condition, results of operations or cash flows.

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

In connection with the Leucadia Transaction, we recognized $11.5 million, $2.1 million and $4.7 million in transaction costs during the nine months ended November 30, 2013, three months ended February 28, 2013, and the year ended November 30, 2012, respectively.

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

Note 5. Acquisition

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

We accounted for the acquisition under the acquisition method of accounting. Accordingly, the assets acquired, including identifiable intangible assets, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The fair values of the net assets acquired, including identifiable intangible assets, specifically the Hoare Govett trademark/trade name, was approximately $0.3 million, which exceeded the negative purchase price of $3.1 million (cash consideration paid of £1 less remittance from RBS of £1.9 million), resulting in a bargain purchase gain of approximately $3.4 million. The bargain purchase gain is included within Other revenues in the Consolidated Statement of Earnings for the year ended November 30, 2012 and is reported within the Capital Markets business segment. Approximately $0.4 million was recognized at the date of acquisition as the fair value of the Hoare Govett trade name. (See Note 12, Goodwill and Other Intangible Assets for further details.) Additionally, on February 1, 2012, we recognized a deferred tax liability of approximately $0.1 million, recorded within Accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

Our results of operations for the year ended November 30, 2012 include the results of operations of Hoare Govett for ten months for the period from February 1, 2012 to November 30, 2012. The acquisition closed on February 29, 2012.

Note 6. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis at November 30, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	November 30, 2014
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,178,837	$226,441	$20,964	$—	$2,426,242
Corporate debt securities	—	3,342,276	55,918	—	3,398,194
Collateralized debt obligations	—	306,218	91,498	—	397,716
U.S. government and federal agency securities	2,694,268	81,273	—	—	2,775,541
Municipal securities	—	590,849	—	—	590,849
Sovereign obligations	1,968,747	790,764	—	—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557	—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655	—	993,306
Other asset-backed securities	—	137,387	2,294	—	139,681
Loans and other receivables	—	1,458,760	97,258	—	1,556,018
Derivatives	65,145	5,046,278	54,190	(4,759,345)	406,268
Investments at fair value	—	73,152	95,389	—	168,541
Physical commodities	—	62,234	—	—	62,234

Total financial instruments owned	$6,906,997	$15,962,237	$526,723	$(4,759,345)	$18,636,612

Cash and cash equivalents	$4,079,968	$—	$—	$—	$4,079,968
Investments in managed funds	$—	$19,383	$54,982	$—	$74,365
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,444,674	$—	$—	$—	$3,444,674
Securities received as collateral	$5,418	$—	$—	$—	$5,418

Total Level 3 assets			$581,705

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,911,145	$74,681	$38	$—	$1,985,864
Corporate debt securities	—	1,611,994	223	—	1,612,217
Collateralized debt obligations	—	4,557	—	—	4,557
U.S. government and federal agency securities	2,253,055	—	—	—	2,253,055
Sovereign obligations	1,217,075	574,010	—	—	1,791,085
Loans	—	856,525	14,450	—	870,975
Derivatives	52,778	5,117,803	49,552	(4,856,618)	363,515

Total financial instruments sold, not yet purchased	$5,434,053	$8,239,570	$64,263	$(4,856,618)	$8,881,268

Obligation to return securities received as collateral	$5,418	$—	$—	$—	$5,418
Other secured financings	$—	$—	$30,825	$—	$30,825
Embedded conversion option	$—	$—	$693	$—	$693

(1)	As of December 1, 2013, equity options presented within Financial instruments owned and Financial instruments sold, not yet purchased of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $453.7 million and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $545.0 million.

	November 30, 2013
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,913,220	$175,493	$9,884	$—	$2,098,597
Corporate debt securities	—	2,957,102	25,666	—	2,982,768
Collateralized debt obligations	—	182,095	37,216	—	219,311
U.S. government and federal agency securities	2,293,221	40,389	—	—	2,333,610
Municipal securities	—	664,054	—	—	664,054
Sovereign obligations	1,458,803	889,685	—	—	2,348,488
Residential mortgage-backed securities	—	2,932,268	105,492	—	3,037,760
Commercial mortgage-backed securities	—	1,130,410	17,568	—	1,147,978
Other asset-backed securities	—	55,475	12,611	—	68,086
Loans and other receivables	—	1,203,238	145,890	—	1,349,128
Derivatives	40,952	2,472,237	1,493	(2,253,589)	261,093
Investments at fair value	—	40	101,242	—	101,282
Physical commodities	—	37,888	—	—	37,888

Total financial instruments owned	$5,706,196	$12,740,374	$457,062	$(2,253,589)	$16,650,043

Cash and cash equivalents	$3,561,119	$—	$—	$—	$3,561,119
Investments in managed funds	$—	$—	$57,285	$—	$57,285
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,616,602	$—	$—	$—	$3,616,602
Securities received as collateral	$11,063	$—	$—	$—	$11,063

Total Level 3 assets			$514,347

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,782,903	$40,358	$38	$—	$1,823,299
Corporate debt securities	—	1,346,078	—	—	1,346,078
U.S. government and federal agency securities	1,324,326	—	—	—	1,324,326
Sovereign obligations	1,360,269	471,088	—	—	1,831,357
Residential mortgage-backed securities	—	34,691	—	—	34,691
Loans	—	672,838	22,462	—	695,300
Derivatives	43,829	2,480,463	8,398	(2,352,611)	180,079
Physical commodities	—	36,483	—	—	36,483

Total financial instruments sold, not yet purchased	$4,511,327	$5,081,999	$30,898	$(2,352,611)	$7,271,613

Obligation to return securities received as collateral	$11,063	$—	$—	$—	$11,063
Other secured financings	$—	$31,000	$8,711	$—	$39,711
Embedded conversion option	$—	$—	$9,574	$—	$9,574

(1)	During the nine months ended November 30, 2013, we transferred listed equity options with a fair value of $403.0 million within Financial instruments owned and $423.0 million within Financial instruments sold, not yet purchased from Level 1 to Level 2 as adjustments to the exchange closing price are necessary to best reflect the fair value of the population at its exit price.
(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
(3)	Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $304.2 million.

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

Collateralized Debt Obligations

Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transitions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.

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

Residential Mortgage-Backed Securities

•	Agency Residential Mortgage-Backed Securities: Agency residential mortgage-backed securities include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

•	Agency Residential Interest-Only and Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of agency inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer, and weighted average loan age. Agency inverse IOs are categorized within Level 2 or Level 3 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

•	Non-Agency Residential Mortgage-Backed Securities: Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

Commercial Mortgage-Backed Securities

•	Agency Commercial Mortgage-Backed Securities: Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•	Non-Agency Commercial Mortgage-Backed Securities: Non-agency commercial mortgage-backed securities are measured using pricing data obtained from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities

Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables and student loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.

Loans and Other Receivables

•	Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by market transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on market price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

•	Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.

•	Project Loans and Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations of assets with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•	Consumer Loans and Funding Facilities: Consumer and small business whole loans and related funding facilities are valued based on observed market transactions incorporating additional valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.

•	Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same security.

Derivatives

•	Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy. Listed derivatives for which there is limited trading activity are measured based on incorporating the closing auction price of the underlying equity security, use similar valuation approaches as those applied to over-the-counter derivative contracts and are categorized within Level 2 of the fair value hierarchy.

•	OTC Derivative Contracts: Over-the-counter (“OTC”) derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

OTC options include OTC equity, foreign exchange and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.

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

The following tables present information about our investments in entities that have the characteristics of an investment company at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	204	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will

Total (7)	$114,081	$26,117

	November 30, 2013
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$20,927	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	244	—	—
Fund of Funds (4)	494	94	—
Equity Funds (5)	66,495	40,816	—
Convertible Bond Funds (6)	3,473	—	At Will

Total (7)	$91,633	$40,910

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.
(2)	This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2014 and November 30, 2013, investments representing approximately 99% and 98%, respectively, of the fair value of investments in this category are redeemable with 30—90 days prior written notice.
(3)	Includes investments in funds that invest in domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. The underlying assets of the funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.
(4)	Includes investments in fund of funds that invest in various private equity funds. At November 30, 2014 and November 30, 2013, approximately 95% and 98%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.
(5)	At November 30, 2014 and November 30, 2013, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.
(6)	This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with five days prior written notice.
(7)	Investments at fair value in the Consolidated Statements of Financial Condition at November 30, 2014 and November 30, 2013 include $128.8 million and $66.9 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings

Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at November 30, 2014 and November 30, 2013, Other secured financings includes $7.8 million and $8.7 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.

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

Pricing Information

At November 30, 2014 and November 30, 2013, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

	November 30, 2014		November 30, 2013
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	12%	20%	12%	25%
Recently observed transaction prices	4%	2%	5%	4%
External pricing services	71%	69%	68%	66%
Broker quotes	4%	3%	3%	3%
Valuation techniques	9%	6%	12%	2%

	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2014 (in thousands):

	Successor
	Year Ended November 30, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/(out of) Level 3	Balance at November 30, 2014	Change in unrealized gains/(losses) relating to instruments still held at November 30, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	2,456	62,933	(51,094)	—	—	15,867	55,918	16,000
Collateralized debt obligations	37,216	(2,303)	179,720	(170,991)	(1,297)	—	49,153	91,498	8,159
U.S government and federal agency securities	—	13	2,505	(2,518)	—	—	—	—	—
Residential mortgage-backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	97,258	(26,864)
Investments, at fair value	101,242	16,522	34,993	(46,315)	(1,243)	—	(9,810)	95,389	865
Investments in managed funds	57,285	(13,541)	14,876	(315)	—	—	(3,323)	54,982	(13,541)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	30,825	—
Embedded conversion option	9,574	(8,881)	—	—	—	—	—	693	8,881

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2014

During the year ended November 30, 2014, transfers of assets of $145.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $49.6 million which have little to no transparency related to trade activity;

•	Corporate debt securities of $23.4 million, corporate equity securities of $9.7 million and investments at fair value of $5.8 million due to a lack of observable market transactions.

During the year ended November 30, 2014, transfers of assets of $58.2 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.6 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million, corporate debt securities of $7.5 million and investments in managed funds $3.5 million due to an increase in observable market transactions.

There were $1.0 million transfers of loan liabilities from Level 3 to Level 2 and $3.3 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in the valuing of derivative contracts, respectively.

Net losses on Level 3 assets were $39.4 million and net losses on Level 3 liabilities were $6.0 million for the year ended November 30, 2014. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables, residential and commercial mortgage-backed securities and investments in managed funds, partially offset by increased valuations of certain investments at fair value and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreased valuations of the embedded conversion option.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

	Successor
	Nine Months Ended November 30, 2013
	Balance, February 28, 2013	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/(out of) Level 3	Balance, November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$—	$—	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	—	—	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	—	—	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	—	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	—	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	—	—	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	—	(825)	145,890	13,402
Investments, at fair value	75,067	1,678	28,594	(102)	(5,012)	—	1,017	101,242	1,705
Investments in managed funds	59,976	9,863	15,651	(17)	(28,188)	—	—	57,285	9,863
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—	—
Net derivatives (2)	11,185	4,408	—	(300)	(8,515)	—	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	—	—	22,462	(2,970)
Other secured financings	—	—	—	—	—	8,711	—	8,711	—
Embedded conversion option (3)	16,488	(6,914)	—	—	—	—	—	9,574	6,914

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
(3)	The embedded conversion option of $16.5 million is at March 1, 2013, upon completion of the Leucadia Transaction (See Note 14.)

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended November 30, 2013

During the nine months ended November 30, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•	Non-agency residential mortgage-backed securities of $58.8 million and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

•	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to lack of observable market transactions;

•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

During the nine months ended November 30, 2013, transfers of assets of $55.9 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $45.9 million, commercial mortgage-backed securities of $2.2 million and other asset-backed securities of $1.1 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $0.6 million and loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

During the nine months ended November 30, 2013, there were no transfers of liabilities from Level 2 to Level 3 and there were $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuing of derivative contracts.

Net gains on Level 3 assets were $9.4 million and net losses on Level 3 liabilities were $1.1 million for the nine months ended November 30, 2013, respectively. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate equity securities, loans and other receivables, investments at fair value and investments in managed funds, partially offset by a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (1)
	Balance at November 30, 2012	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/(out of) Level 3	Balance at February 28, 2013	Change in unrealized gains/(losses) relating to instruments still held at February 28, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	83,897	961	5,952	(4,923)	(9,721)	(1,099)	75,067	1,171
Investments in managed funds	57,763	(363)	11,068	—	(8,492)	—	59,976	(363)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (3)	9,188	2,648	—	—	—	(651)	11,185	(2,648)
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	There were no issuances during the three months ended February 28, 2013.
(2)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.
(3)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

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

Net gains on Level 3 assets were $14.5 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2014 and November 30, 2013

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

For certain categories, we have provided a weighted average of the inputs allocated based on the fair values of the financial instruments comprising the category. We do not believe that the range or weighted average of the inputs is indicative of the reasonableness of uncertainty of our Level 3 fair values. The range and weighted average are driven by the individual financial instruments within each category and their relative distribution in the population. The disclosed inputs when compared with the inputs as disclosed in other periods should not be expected to necessarily be indicative of changes in our estimates of unobservable inputs for a particular financial instrument as the population of financial instruments comprising the category will vary from period to period based on purchases and sales of financial instruments during the period as well as transfers into and out of Level 3 each period.

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—

Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—

Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%

Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%

Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—

Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—

Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA (a) multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%

Derivatives	$54,190
Foreign exchange options		Option model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—

Investments at fair value	$8,500
Private equity securities		Market approach	Transaction Level	$50	—

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitment		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—

Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—

Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81-$100	$98.7

Embedded conversion option	$693	Option valuation model	Historical volatility	18.9%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

November 30, 2013
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$8,034
Non-exchange traded securities		Market approach	EBITDA multiple	4.0 to 5.5	4.53
Warrants		Option model	Volatility	36%	—

Corporate debt securities	$17,699	Scenario analysis	Estimated recovery percentage	24%	—
		Comparable pricing	Comparable bond or loan price	$69.10 to $70.50	$69.91
		Market approach	Yield	13%	—

Collateralized debt obligations	$34,316	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	2% to 3%	2%
			Loss severity	30% to 85%	38%
			Yield	3% to 91%	28%

Residential mortgage-backed securities	$105,492	Discounted cash flows	Constant prepayment rate	2% to 50%	11%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	48%
			Yield	0% to 20%	7%

Commercial mortgage-backed securities	$17,568	Discounted cash flows	Yield	12% to 20%	14%
			Cumulative loss rate	5% to 28.2%	11%

Other asset-backed securities	$12,611	Discounted cash flows	Constant prepayment rate	4% to 30%	17%
			Constant default rate	2% to 11%	7%
			Loss severity	40% to 92%	64%
			Yield	3% to 29%	18%

Loans and other receivables	$101,931	Comparable pricing	Comparable bond or loan price	$91 to $101	$98.90
		Market approach	Yield	8.75% to 13.5%	10%
			EBITDA (a) multiple	6.9	—
		Scenario analysis	Estimated recovery percentage	16.9% to 92%	74%

Derivatives
Loan commitments	$1,493	Comparable pricing	Comparable bond or loan price	$100.875	—

Investments at fair value
Private equity securities	$30,203	Comparable pricing	Comparable share price	$414	—
		Market approach	Discount rate	15% to 30%	23%

Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives
Equity options	$8,398	Option model	Volatility	36.25% to 41%	39%

Loans	$8,106	Comparable pricing	Comparable bond or loan price	$101.88	—

Other secured financings	$8,711	Comparable pricing	Comparable loan price	$99-$103	$101.7

Embedded conversion option	$9,574	Option valuation model	Historical volatility	22.55%	—

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2014 and November 30, 2013, asset exclusions consisted of $180.0 million and $127.7 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts, derivatives and certain corporate loans. At November 30, 2014, liability exclusions consisted of $0.3 million comprised of corporate equity and debt securities. At November 30, 2013, liability exclusions consisted of $14.4 million of corporate loan commitments.

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

Fair Value Option Election

We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for our investment in Knight Capital, which is included in Financial Instruments owned – Corporate equity securities on the Consolidated Statement of Financial Condition. (See Note 11, Investments for further details regarding our investment in Knight Capital.) We have also elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables—Brokers, dealers and clearing organizations, Receivables—Customers, Receivables—Fees, interest and other, Payables—Brokers, dealers and clearing organizations and Payables—Customers are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Financial Instruments Owned:
Loans and other receivables	$(24,785)	$15,327	$3,924	$24,547
Financial Instruments Sold:
Loans	$(585)	$(32)	$—	$(55)
Loan commitments	(15,459)	(1,007)	(2,746)	(7,155)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30, 2014	November 30, 2013
Financial Instruments Owned:
Loans and other receivables (1)	$403,119	$264,896
Loans and other receivables greater than 90 days past due (1)	5,594	—
Loans and other receivables on nonaccrual status (1)(2)	(22,360)	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.
(2)	Amount includes all loans and other receivables greater than 90 or more days past due.

The aggregate fair value of loans and other receivables that were 90 or more days past due was $-0- million and $-0- at November 30, 2014 and November 30, 2013, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 or more days past due, was $274.6 million at November 30, 2014. There were no loan receivables on nonaccrual status at November 30, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets include goodwill and intangible assets. The following table presents those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment during the year ended November 30, 2014 (in thousands):

	Carrying Value at November 30, 2014	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2014
Futures Reporting Unit (1):
Goodwill (2)	$—	$—	$—	$51,900
Intangible assets (3)	—	—	—	7,534
Exchange ownership interests (4)	5,608	5,608	—	178
International Asset Management Reporting Unit (5):
Goodwill (6)	$—	$—	$—	$2,100
Intangible assets (7)	—	—	—	60

(1)	Given management’s decision to pursue strategic alternatives for our Futures business, including possible disposal, as a result of recent operating performance and margin challenges experienced by the business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 12, Goodwill and Other Intangible Assets.)

(2)	An impairment loss for goodwill allocated to our Futures business with a carrying amount of $51.9 million was recognized for the year ended November 30, 2014. The fair value of the Futures business was estimated 1) by comparison to similar companies using publicly traded price-to-tangible book multiples as the basis for valuation and 2) by utilizing a discounted cash flow methodology based on internally developed forecasts of profitability and an appropriate risk-adjusted discount rate.
(3)	Intangible assets relate primarily to customer relationship intangibles. An impairment loss for customer relationships within our Futures business with a carrying amount of $7.5 million was recognized in Other expenses for the year ended November 30, 2014. Fair value was estimated utilizing a discounted cash flow methodology based on projected future cash flows and operating margins and an appropriate risk-adjusted discount rate.
(4)	Exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, were written down to their fair value during the year ended November 30, 2014 resulting in impairment losses of $0.2 million recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership.
(5)	Given management’s decision to liquidate our International Asset Management business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 12, Goodwill and Other Intangible Assets.)
(6)	An impairment loss for goodwill allocated to our International Asset Management business with a carrying amount of $2.1 million was recognized for the year ended November 30, 2014. Fair value was estimated by utilizing a discounted cash flow methodology based on internally developed forecasts of profitability and an appropriate risk-adjusted discount rate.
(7)	Intangible assets relate to customer relationship intangibles. Impairment losses of $0.1 million were recognized in Other expenses for the year ended November 30, 2014. Fair values were estimated utilizing a discounted cash flow methodology based on projected future cash flows and operating margins and an appropriate risk-adjusted discount rate.

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the year ended November 30, 2014. There were no liabilities measured at fair value on a non-recurring basis during the year ended November 30, 2014. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012.

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

Derivative Financial Instruments

Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned – derivatives and Financial instruments sold, not yet purchased – derivatives net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 6, Fair Value Disclosures and Note 22, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)

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

The following tables present the fair value and related number of derivative contracts at November 30, 2014 and November 30, 2013 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. (See Note 8, Collateralized Transactions, for information related to offsetting of certain secured financing transactions.) The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	November 30, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$2,450	67,437	$1,400	87,008
Cleared OTC	1,425,375	2,160	1,481,329	2,124
Bilateral OTC	871,982	1,908	809,962	729
Foreign exchange contracts
Exchange-traded	—	1,562	—	1,821
Bilateral OTC	1,514,881	11,299	1,519,349	10,931
Equity contracts
Exchange-traded	1,011,101	2,269,044	987,531	2,049,513
Bilateral OTC	39,889	2,463	70,484	1,956
Commodity contracts
Exchange-traded	62,091	1,027,542	51,145	1,015,894
Bilateral OTC	214,635	4,026	252,061	4,524
Credit contracts
Cleared OTC	17,831	27	23,264	22
Bilateral OTC	5,378	18	23,608	27

Total gross derivative assets/ liabilities:
Exchange-traded	1,075,642		1,040,076
Cleared OTC	1,443,206		1,504,593
Bilateral OTC	2,646,765		2,675,464
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(1,038,992)		(1,038,992)
Cleared OTC	(1,416,613)		(1,416,613)
Bilateral OTC	(2,303,740)		(2,401,013)

Net amounts per Consolidated Statements of Financial Condition (3)	$406,268		$363,515

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

	November 30, 2013 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$8,696	57,344	$3,846	68,268
Cleared OTC	432,667	5,402	396,422	7,730
Bilateral OTC	724,613	1,221	730,897	1,340
Foreign exchange contracts
Exchange-traded	33	111,229	40	104,205
Bilateral OTC	653,739	7,478	693,618	8,212
Equity contracts
Exchange-traded	495,069	1,742,195	465,110	1,800,467
Bilateral OTC	6,715	148	9,875	136
Commodity contracts
Exchange-traded	27,185	785,718	33,661	780,358
Bilateral OTC	114,095	11,811	139,458	8,359
Credit contracts
Cleared OTC	49,531	49	51,632	46
Bilateral OTC	2,339	16	8,131	19

Total gross derivative assets/ liabilities:
Exchange-traded	530,983		502,657
Cleared OTC	482,198		448,054
Bilateral OTC	1,501,501		1,581,979
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(489,375)		(489,375)
Cleared OTC	(446,520)		(445,106)
Bilateral OTC	(1,317,694)		(1,418,130)

Net amounts per Consolidated Statements of Financial Condition (3)	$261,093		$180,079

(1)	Exchange traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)	Amounts netted include both netting by counterparty and for cash collateral paid or received.
(3)	We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in the Consolidated Statements of Financial Condition.

The following table presents unrealized and realized gains (losses) on derivative contracts for year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
Gains (Losses)	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Interest rate contracts	$(149,587)	$132,397	$45,875	$(146,439)
Foreign exchange contracts	39,872	5,514	12,228	9,076
Equity contracts	(327,978)	(21,216)	(20,938)	(138,622)
Commodity contracts	58,746	45,546	19,585	77,285
Credit contracts	(23,934)	(18,098)	(3,886)	(25,086)

Total	$(402,881)	$144,143	$52,864	$(223,786)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2014 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$62,275	$6,604	$23,387	$(6,249)	$86,017
Equity swaps and options	2,291	—	20,128	—	22,419
Credit default swaps	—	2,936	—	—	2,936
Total return swaps	12,668	1	—	(44)	12,625
Foreign currency forwards, swaps and options	277,134	34,344	81	(28,294)	283,265
Interest rate swaps, options and forwards	74,804	111,810	158,530	(61,665)	283,479

Total	$429,172	$155,695	$202,126	$(96,252)	690,741

Cross product counterparty netting					(19,237)

Total OTC derivative assets included in Financial instruments owned					$671,504

(1)	At November 30, 2014, we held exchange traded derivative assets and other credit agreements with a fair value of $44.5 million, which are not included in this table.
(2)	OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2014, cash collateral received was $309.7 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$120,863	$3,105	$5,722	$(6,249)	$123,441
Credit default swaps	—	1,220	6,709	—	7,929
Equity swaps and options	5,438	38,076	10,414	—	53,928
Total return swaps	10,179	277	—	(44)	10,412
Foreign currency forwards, swaps and options	275,902	40,126	—	(28,294)	287,734
Interest rate swaps, options and forwards	58,328	77,487	210,161	(61,665)	284,311

Total	$470,710	$160,291	$233,006	$(96,252)	767,755

Cross product counterparty netting					(19,237)

Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$748,518

(1)	At November 30, 2014, we held exchange traded derivative liabilities and other credit agreements with a fair value of $21.9 million, which are not included in this table.
(2)	OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2014, cash collateral pledged was $406.9 million.
(3)	Derivative fair values include counterparty netting within product category.
(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

At November 30, 2014, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$397,655
BBB- to BBB+	59,010
BB+ or lower	127,332
Unrated	87,507

Total	$671,504

(1)	We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2014 and November 30, 2013 is $269.0 million and $170.2 million, respectively, for which we have posted collateral of $234.6 million and $127.7 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2014 and November 30, 2013, we would have been required to post an additional $55.1 million and $49.4 million, respectively, of collateral to our counterparties.

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2014 and November 30, 2013, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.8 billion and $21.9 billion, respectively. At November 30, 2014 and November 30, 2013, a substantial portion of the securities received by us had been sold or repledged.

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2014 and November 30, 2013, $5.4 million and $11.1 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

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

The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands). (See Note 7, Derivative Financial Instruments, for information related to offsetting of derivatives.)

	November 30, 2014
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	14,059,133	(10,132,275)	3,926,858	(634,568)	(3,248,817)	43,473
Liabilities
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	20,804,432	(10,132,275)	10,672,157	(634,568)	(8,810,770)	1,226,819

	November 30, 2013
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$5,359,846	$—	$5,359,846	$(530,293)	$(957,140)	$3,872,413
Reverse repurchase agreements	12,715,449	(8,968,529)	3,746,920	(590,754)	(3,074,540)	81,626
Liabilities
Securities lending arrangements	$2,506,122	$—	$2,506,122	$(530,293)	$(1,942,271)	$33,558
Repurchase agreements	19,748,374	(8,968,529)	10,779,845	(590,754)	(8,748,641)	1,440,450

(1)	Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)	Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)	Amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.
(4)	Amounts include $3,818.4 million of securities borrowing arrangements, for which we have received securities collateral of $3,721.8 million, and $1,410.0 million of repurchase agreements, for which we have pledged securities collateral of $1,438.9 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $3,444.7 million and $3,616.6 million at November 30, 2014 and November 30, 2013, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies as an FCM to segregation requirements.

Note 9. Securitization Activities

We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. (See Note 10, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.)

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Transferred assets	$6,112.6	$4,592.5	$2,735.2	$10,869.8
Proceeds on new securitizations	6,221.1	4,609.0	2,751.3	10,910.8
Cash flows received on retained interests	46.3	35.6	32.3	64.3

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2014 and November 30, 2013.

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4

	November 30, 2013
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,518.4	$281.3
U.S. government agency commercial mortgage-backed securities	5,385.6	96.8
Collateralized loan obligations	728.5	9.0

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

Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-marking activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 10, Variable Interest Entities.

If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $7.8 million and $7.8 million, respectively, at November 30, 2014 and $8.7 million and $8.7 million, respectively, at November 30, 2013. The related liabilities do not have recourse to our general credit.

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

Consolidated VIEs

The following table presents information about our consolidated VIEs at November 30, 2014 and November 30, 2013 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30, 2014		November 30, 2013
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	62.7	0.3	97.5	0.4
Securities purchased under agreement to resell (1)	575.2	—	195.1	—
Fees, interest and other receivables	0.4	—	—	—
Other assets	—	—	2.3	—

	$638.3	$0.5	$294.9	$0.6

Other secured financings (2)	$637.7	$—	$292.5	$—
Other liabilities	0.6	0.2	2.1	0.2

	$638.3	$0.2	$294.6	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.
(2)	Approximately $39.7 million and $66.5 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2014 and November 30, 2013, respectively.

Securitization Vehicles. We are the primary beneficiary of a securitization vehicle to which we transferred term loans backed by consumer installment receivables and retained a portion of the securities issued by the securitization vehicle. In the creation of the securitization vehicle, we were involved in the decisions made during the establishment and design of the entity and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of the term loans backed by consumer installment receivables, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIE do not have recourse to our general credit and the assets of the VIE are not available to satisfy any other debt.

We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.

At November 30, 2013, we were the primary beneficiary of a securitization vehicle to which we transferred a corporate loan and retained a portion of the securities issued by the securitization vehicle. During the second quarter of 2014, the loan was repaid, the securities issued by the securitization vehicle were redeemed and the securitization vehicle was terminated. As a result, the securitization vehicle is no longer consolidated by us at November 30, 2014 and no gain or loss was recognized upon deconsolidation.

Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.

Nonconsolidated VIEs

The following tables present information about our variable interests in nonconsolidated VIEs (in millions).

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan financing vehicles	170.6	—	797.8	485.2
Asset management vehicles (1)	11.3	—	11.3	432.3
Private equity vehicles (2)	44.3	—	59.2	92.8

Total	$360.2	$—	$1,795.2	$8,747.4

	November 30, 2013
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$11.9	$0.2	$88.8	$1,122.3
Asset management vehicle (1)	5.1	—	5.1	454.2
Private equity vehicles (2)	40.8	—	68.8	89.4

Total	$57.8	$0.2	$162.7	$1,665.9

(1)	Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included within Receivables: Fees, interest and other.
(2)	Assets consist of equity interests, which are included within Investments in managed funds.

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

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of unaffiliated sponsors and provide advisory services to the unaffiliated sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs,

•	A guarantee to a CLO managed by Jefferies Finance, whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.

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

Consumer Loan Financing Vehicles. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer installment loans. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

Asset Management Vehicles. We manage asset management vehicles that provide investors with exposure to investment strategies consistent with the investment objectives of each vehicle. The vehicles consist of an “umbrella structure” company that invests primarily in convertible bonds and a fund that invests in absolute return strategies. Accounting changes to consolidation standards under generally accepted accounting principles have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. These asset management vehicles are subject to the deferral guidance and we are not the primary beneficiary at November 30, 2014 and November 30, 2013 under the risk and reward model. Our variable interests in these asset management vehicles consist of equity interests, management fees and performance fees.

Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund”). At November 30, 2014 and November 30, 2013, we funded approximately $60.1 million and $47.0 million, respectively, of our commitment. The carrying amount of our equity investment was $43.1 million and $39.2 million at November 30, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund has assets consisting primarily of private equity and equity related investments.

We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.2 million and $1.6 million at November 30, 2014 and November 30, 2013, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.

Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage- backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.

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

At November 30, 2014 and November 30, 2013, we held $3,186.9 million and $3,476.2 million of agency mortgage-backed securities, respectively, and $1,120.0 million and $985.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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

At November 30, 2014, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At November 30, 2014, we have funded $496.0 million of our $600.0 million commitment, leaving $104.0 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total committed Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary advances totaling $700.0 million and $300.0 million, respectively, at November 30, 2014. Committed advances are shared equally between us and MassMutual but discretionary advances may be funded in unequal amounts if agreed between MassMutual and us. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2014 and November 30, 2013, we have funded $-0- and $123.8 million, respectively, of our $350.0 million commitment. During the year ended November 30, 2014, $2.0 million of interest income and $1.9 million of unfunded commitment fees are included in the Consolidated Statement of Earnings related to the Secured Revolving Credit Facility. During the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012 we earned interest income of $1.5 million, $4.1 million, and $8.4 million, respectively and unfunded commitment fees of $1.2 million, $0.3 million, and $1.8 million, respectively.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30, 2014	November 30, 2013
Total assets	$5,954.0	$3,271.9
Total liabilities	4,961.7	2,597.0
Total equity	992.3	674.9
Our total equity balance	496.0	337.3

Separate financial statements for Jefferies Finance is included in this Annual Report on Form 10-K. The net earnings of Jefferies Finance were $138.6 million, $132.7 million and $128.6 million for the years ended November 30, 2014 and November 30, 2013 and November 30, 2012, respectively.

We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $199.5 million for the year ended November 30, 2014, and $125.8 million, $39.9 million and $123.1 million during the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively, which are recognized in Investment banking revenues on the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance regarding certain loans originated by Jefferies Finance of $10.6 million during the year ended November 30, 2014, and $12.0 million, $0.8 million and $8.7 million during the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively, which are recognized as Business development expenses on the Consolidated Statements of Earnings.

During the years ended November 30, 2014 and November 30, 2013, we acted as placement agent in connection with CLOs managed by Jefferies Finance, for which we recognized fees of $4.6 million and $1.9 million, respectively, which are included in Investment banking revenues on the Consolidated Statements of Earnings. As part of the transactions, we purchased securities issued by the CLOs, which are included within Financial instruments owned and provided a guarantee, whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into a derivative contract with Jefferies Finance whose underlying is based on certain securities issued by the CLO for which we have recognized revenue of $0.7 million during the year ended November 30, 2014.

During the years ended November 30, 2014 and November 30, 2013, we acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized net underwriting fees of $7.7 million and $6.0 million, respectively, which are included in Investment banking revenues on the Consolidated Statements of Earnings.

Under a service agreement, we charged Jefferies Finance $41.6 million for services provided during the year ended November 30, 2014, and $14.2 million, $15.7 million and $26.8 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and the year ended November 30, 2012, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $41.5 million and $31.1 million at November 30, 2014 and November 30, 2013, respectively.

Jefferies LoanCore

On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At November 30, 2014 and November 30, 2013, we have funded $200.9 million and $175.5 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	November 30, 2014	November 30, 2013
Total assets	$1,500.9	$975.1
Total liabilities	962.7	508.2
Total equity	538.2	466.9
Our total equity balance	261.0	226.5

The net earnings of Jefferies LoanCore were $38.1 million, $85.1 million and $84.2 million for the years ended November 30, 2014, November 30, 2013 and November 30, 2012, respectively.

Under a service agreement, we charged Jefferies LoanCore $0.1 million for year ended November 30, 2014, $0.5 million for the nine months ended November 30, 2013, $0.6 million for the three months ended February 28, 2013, and $0.5 million for the year ended November 30, 2012, respectively, for administrative services. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $8,900 and $230,000 at November 30, 2014 and November 30, 2013, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees $1.6 million during the year ended November 30, 2014.

On derivative transactions with Jefferies LoanCore, we recognized $-0- during the year ended November 30, 2014, a net gain of $3.6 million for the nine months ended November 30, 2013, a net gain of $0.2 million during the three months ended February 28, 2013 and a net gain of $25.6 million during the year ended November 30, 2012, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.

Knight Capital

On August 6, 2012, we entered into a Securities Purchase Agreement with Knight Capital Group, Inc., a publicly-traded global financial services firm, (the “Agreement”). Under the Agreement, we purchased preferred stock, which contained certain conversion options, in exchange for cash consideration of $125.0 million. On August 29, 2012, we exercised our conversion options and converted our holding of Series A Securities to common stock. On July 1, 2013, Knight Capital Group, Inc. merged with GETCO Holding Company, LLC (the merged company referred to as “KCG Holdings, Inc.”). In connection with the consummation of the merger, we received cash consideration of $3.75 per share, or approximately $192.0 million, with respect to approximately 63% of our holdings in Knight Capital Group, Inc. and stock consideration of one third of a share of KCG Holdings, Inc. common stock for each share of Knight Capital Group Inc. common stock for the remainder of our holdings. At November 30, 2014, we owned approximately 19% of the outstanding common stock of Knight.

We elected to record our investment in Knight at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2014 is based on the closing exchange price of Knight’s common stock and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment of $(14.7) million for the year ended November 30, 2014, and $19.5 million, $26.5 million and $151.9 million, for the nine months ended November 30, 2013, the three months ended February 28, 2013 and for the year ended November 30, 2012, respectively, are recognized in Principal transactions revenues on the Consolidated Statement of Earnings.

The following is a summary of selected financial information for Knight at September 30, 2014, the most recently available public financial information for the company, and at December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
Total assets	$7,515.2	$6,997.0
Total liabilities	6,029.4	5,487.5
Total equity	1,485.8	1,509.5

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, Knight reported net income of $35.0 million and $141.7 million, respectively.

We have separately entered into securities lending transactions with Knight in the normal course of our capital markets activities. The balances of securities borrowed and securities loaned were $4.8 million and $9.5 million, respectively, at November 30, 2014 and $11.0 million and $22.7 million, respectively, at November 30, 2013.

Note 12. Goodwill and Other Intangible Assets

In connection with the Leucadia Transaction, goodwill of $1.7 billion was recorded on March 1, 2013. In addition, at March 1, 2013, certain existing intangible assets and new intangible assets were identified and recorded at their fair values. (See Note 4, Leucadia and Related Transactions for further information.)

Goodwill

Goodwill resulting from the Leucadia Transaction attributed to our reportable segments is as follows (in thousands):

	November 30, 2014	November 30, 2013
Capital Markets	$1,659,636	$1,717,246
Asset Management	3,000	5,100

Total goodwill	$1,662,636	$1,722,346

The following table is a summary of the changes to goodwill for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 (in thousands):

	Successor				Predecessor
	Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
Balance, at beginning of period	$1,722,346		$1,720,380		$365,670
Less: Impairment loss	(54,000	) (1)	—		—
Less: Disposal	—		(5,700	) (2)	—
Add: Contingent consideration	—		—		2,394	(3)
Add: Translation adjustments	(5,710)		7,666		(1,287)

Balance, at end of period	$1,662,636		$1,722,346		$366,777	(4)

(1)	Activity represents impairment losses of $51.9 million related to the Futures reporting unit and $2.1 million related to our International Asset Management business.
(2)	As a result of a restructuring of our ownership interest in the commodities asset management business, we no longer hold a controlling interest and accordingly do not consolidate this business. In addition, we sold Jefferies International Management Limited to Leucadia. Goodwill associated with these entities was included in the net assets disposed of in the transactions.

(3)	Contingent consideration recorded during the three months ended February 28, 2013 relates to the lapse of certain conditions as specified in the purchase agreements associated with an acquisition in 2007.
(4)	Predecessor Company goodwill at February 28, 2013 was reduced to $-0- at March 1, 2013, as a result of purchase accounting adjustments.

Goodwill Impairment Testing

Goodwill is allocated to related reporting units, which are determined based on financial information provided to management in connection with its management of the businesses and represent an operating segment or one level below an operating segment. The results of our annual goodwill impairment testing at August 1 did not indicate any impairment in any of our reporting units.

Allocated equity plus allocated goodwill and allocated intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

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

During the fourth quarter of 2014, management decided to pursue alternative strategies for our Futures business (which constitutes a reporting unit), including possible divesture, given the recent operating performance and margin challenges of the business. In employing a discounted cash flow methodology to estimate the fair value of the reporting unit, a discount rate reflective of the uncertainty associated with achieving future performance targets was incorporated. Further, a fair value using a market valuation approach was also estimated and a multiple was calibrated from guideline companies, which is reflective of the business’ now expected return on tangible equity. A goodwill impairment loss of $51.9 million was recognized in the Futures reporting unit at November 30, 2014 and the remaining goodwill allocated to the reporting unit is $-0-. In addition, during the fourth quarter of 2014, management decided to liquidate our International Asset Management business, which constitutes a reporting unit. Considering management’s plans to liquidate this business within the next 12 months, future cash flows are not expected to be generated that will support its carrying value. A goodwill impairment loss of $2.1 million was recognized in the International Asset Management reporting unit at November 30, 2014 and the remaining goodwill allocated to the reporting unit is $-0-.

Substantially all of our remaining goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units for which the results of our assessment at August 1, 2014 indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. Goodwill allocated to these reporting units is $1,659.6 million of total goodwill of $1,662.6 million at November 30, 2014.

Intangible Assets

The following tables present the gross carrying amount, impairment losses, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014
	Gross cost	Impairment losses		Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$135,926	$(7,603	) (1)	$(26,402)	$101,921	13.7
Trade name	132,009	—		(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,706	(178)		—	14,528	N/A

	$282,641	$(7,781)		$(33,079)	$241,781

(1)	Activity primarily represents impairment losses related to the Futures reporting unit. The impairment charge is included within Other expenses in the Consolidated Statements of Earnings.

	November 30, 2013
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount	Weighted average remaining lives (years)
Customer relationships	$136,740	$—	$(17,567)	$119,173	14.8
Trade name	132,967	—	(2,966)	130,001	34.3
Exchange and clearing organization membership interests and registrations	15,294	(378)	—	14,916	N/A

	$285,001	$(378)	$(20,533)	$264,090

Impairment Testing

We performed our annual impairment testing of indefinite-life intangible assets, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2014. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices, and a qualitative assessment of the remainder of our intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $178,000 on certain exchange memberships based on a decline in fair value at August 1, 2014 as observed based on quoted sales prices. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it was not more likely than not that the intangible assets were impaired. In applying our quantitative assessment at August 1, 2013 we recognized an impairment loss of $378,000 on certain exchange memberships based on a decline in fair value as observed based on quoted sales prices.

As a result of management’s decisions during the fourth quarter of 2014 to pursue strategic alternatives for our Futures business and to liquidate our International Asset Management business, we performed additional impairment testing of indefinite- and finite-life intangible assets that are associated with those reporting units. Estimating the fair value of customer relationship intangible assets using a discounted cash flow methodology, we recognized impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively, which are recognized in Other expenses on the Consolidated Statement of Earnings.

Amortization Expense

For finite-life intangible assets, aggregate amortization expense amounted to $12.8 million for the year ended November 30, 2014, $20.5 million, $0.4 million and $2.3 million for the nine months ended November 30, 2013, the three months ended February 28, 2013 and for the year ended November 30, 2012, respectively. These expenses are included in Other expenses on the Consolidated Statements of Earnings.

The estimated future amortization expenses for the five succeeding fiscal years are as follows (in thousands):

Year ended November 30, 2015	12,198
Year ended November 30, 2016	12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198

Note 13. Short-Term Borrowings

Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities which must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at November 30, 2014 and November 30, 2013 were $12.0 million and $12.0 million, respectively. At November 30, 2014, the interest rate on short-term borrowings outstanding is 0.63% per annum. Average daily short-term borrowings outstanding for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 were $81.7 million, $43.3 million and $110.0 million, respectively.

Note 14. Long-Term Debt

As a result of the Leucadia Transaction, we recorded our long-term debt at its fair value of $6.1 billion on the acquisition date, which included $536.5 million of excess of the fair value over the total principal amount of our debt at March 1, 2013, in aggregate. The premium is being amortized to interest expense using the effective yield method over the remaining lives of the underlying debt obligations. (See Note 4, Leucadia and Related Transactions for further information.)

The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014	November 30, 2013
Unsecured Long-Term Debt
5.875% Senior Notes, due June 8, 2014 (effective interest rate of 1.51%)	$—	$255,676
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	507,944	516,204
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	363,229	373,178
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	842,359	854,011
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	832,797	858,425
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	620,725	—
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	853,091	866,801
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,379	4,792
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	623,311	625,626
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	381,515	383,224
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	349,261	359,281
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	513,046	513,343
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,960	422,245

	$6,313,617	$6,032,806

Secured Long-Term Debt
Credit facility	170,000	200,000

	$6,483,617	$6,232,806

(1)	As a result of the Leucadia Transaction on March 1, 2013, the value of the 3.875% Convertible Senior debentures at November 30, 2014 and November 30, 2013, includes the fair value of the conversion feature of $0.7 million and $9.6 million, respectively. The change in fair value of the conversion feature is included within Principal transactions revenues in the Consolidated Statements of Earnings and amounted to a gain of $8.9 million and a gain of $6.9 million for the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively.

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

Our U.S. broker-dealer, from time to time, makes a market in our long-term debt securities (i.e., purchases and sells our long-term debt securities). During November and December 2011, there was extreme volatility in the price of our debt and a significant amount of secondary trading volume through our market-making desk. Given the volume of activity and significant price volatility, purchases and sales of our Senior Notes due 2018 and Convertible Senior Debentures due 2029 were treated as debt extinguishments and reissuances of debt, respectively. We recognized a gain of $9.9 million on debt extinguishment, which is reported in Other revenues for the year ended November 30, 2012.

Upon completion of the Leucadia Transaction on March 1, 2013, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding but are now convertible into common shares of Leucadia. Other than the conversion into Leucadia common shares, the terms of the debenture remain the same. At December 11, 2014, each $1,000 debenture is currently convertible into 22.1925 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $45.06 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for 5 trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transactions revenues in the Consolidated Statements of Earnings and is presented within Long-term debt on the Consolidated Statement of Financial Condition.

Secured Long-Term Debt—On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer). Jefferies is the surviving entity, and therefore, a borrower under the Credit Facility. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At November 30, 2014 and November 30, 2013, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility.

Note 15. Mandatorily Redeemable Convertible Preferred Stock

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

On March 1, 2013, pursuant to the Leucadia Transaction, the Series A Convertible Cumulative Preferred Stock was exchanged for a comparable series of convertible preferred shares of Leucadia. The assumption by Leucadia of our convertible cumulative preferred stock is considered part of the purchase price and resulted in an increase in member’s equity. (See Note 4. Leucadia and Related Transactions for further details.)

Note 16. Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries

Noncontrolling Interests

Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees, that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2014 and November 30, 2013 (in thousands):

	November 30, 2014	November 30, 2013
Jefferies Structured Alpha Fund B, LLC (1)	$—	$115,958
Global Equity Event Opportunity Fund, LLC (2)	33,303	—
Other	5,545	1,196

Noncontrolling interests	$38,848	$117,154

(1)	During the first quarter of 2014, the Jefferies Structured Alpha Fund B, LLC was deconsolidated due to substantive investments in the entity by third parties. No gain or loss was recognized upon deconsolidation. At November 30, 2013, noncontrolling interests included $80.4 million attributed to Leucadia.
(2)	At November 30, 2014, $25.4 million of the total noncontrolling interests of $33.3 million are attributed to Leucadia.

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

On April 1, 2013, mandatorily redeemable financial instruments, representing Leucadia’s member’s equity interests in Jefferies High Yield Holdings, LLC (“JHYH”), were redeemed and subsequently contributed back to us by Leucadia as additional equity in Jefferies Group LLC. Prior to redemption, the mandatorily redeemable financial instruments represented interests held in JHYH.

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

Employer Contributions – Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not make any contributions to the U.S. Pension Plan during the year ended November 30, 2014. We do not expect to make any contributions in the year ended November 30, 2015.

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of period.	$48,255	$53,433
Service cost	250	225
Interest cost	2,429	2,201
Actuarial losses (gains)	5,834	(5,046)
Administrative expenses paid	(196)	(296)
Benefits paid	(1,310)	(2,262)

Projected benefit obligation, end of period	$55,262	$48,255

Change in plan assets:
Fair value of assets, beginning of period	$47,416	$39,902
Employer contributions	—	3,000
Benefit payments made	(1,310)	(2,262)
Administrative expenses paid	(196)	(296)
Actual return on plan assets	5,175	7,072

Fair value of assets, end of period	$51,085	$47,416

Funded status at end of period	$(4,177)	$(839)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2014	2013
Consolidated statements of financial condition:
Liabilities	$(4,177)	$(839)

Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$2,390	$6,268

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2014	2013	2012
Components of net periodic pension cost:
Service cost	$250	$225	$175
Interest cost on projected benefit obligation	2,429	2,201	2,342
Expected return on plan assets	(3,125)	(2,698)	(2,513)
Net amortization	(94)	326	1,334
Settlement losses (1)	—	—	1,051

Net periodic pension cost	$(540)	$54	$2,389

(1)	Of the $2.4 million in net periodic pension cost for the year ended November 30, 2012, $1.1 million is due to previously unrecognized losses associated with the projected pension obligation as the cost of all settlements in fiscal 2012 for terminated employees exceeded current year interest and service costs.

	2014	2013	2012
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$3,784	$(9,419)	$1,498
Amortization of net loss	94	(326)	(1,334)
Settlements during the period	—	—	(1,051)

Total recognized in Other comprehensive income	$3,878	$(9,745)	$(887)

Net amount recognized in net periodic benefit cost and Other comprehensive income	$3,338	$(9,691)	$1,502

On a weighted average basis, the following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	2014	2013	2012
Discount rate	4.30%	5.10%	4.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2015	$1,671
2016	2,849
2017	2,216
2018	2,126
2019	2,947
2020 through 2024	18,147

Plan Assets - The following table presents the fair value of plan assets at November 30, 2014 and November 30, 2013 by level within the fair value hierarchy (in thousands):

	At November 30, 2014
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$373	$—	$373
Listed equity securities (2)	31,327	—	31,327
Fixed income securities:
Corporate debt securities	—	6,482	6,482
Foreign corporate debt securities	—	1,321	1,321
U.S. government securities	5,929	—	5,929
Agency mortgage-backed securities	—	3,883	3,883
Commercial mortgage-backed securities.	—	1,080	1,080
Asset-backed securities	—	690	690

	$37,629	$13,456	$51,085

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

	At November 30, 2013
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$931	$—	$931
Listed equity securities (2)	27,663	—	27,663
Fixed income securities:
Corporate debt securities	—	7,743	7,743
Foreign corporate debt securities	—	1,140	1,140
U.S. government securities	4,055	—	4,055
Agency mortgage-backed securities	—	3,949	3,949
Commercial mortgage-backed securities.	—	1,280	1,280
Asset-backed securities	—	461	461
Other	—	194	194

	$32,649	$14,767	$47,416

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.
(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

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

The target allocation of plan assets for 2015 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.

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

German Pension Plan

In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investments in these insurance contracts are included in Financial Instruments owned – Investments at fair value in the Consolidated Statements of Financial Condition and have a fair value of $18.1 million and $19.7 million at November 30, 2014 and November 30, 2013, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2014 and November 30, 2013.

The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$26,368	$24,509
Service cost	40	67
Interest cost	801	902
Actuarial losses	4,630	1,033
Benefits paid	(1,193)	(1,245)
Currency adjustment	(2,212)	1,102

Projected benefit obligation, end of period	$28,434	$26,368

Funded status at end of period (1)	$(28,434)	$(26,368)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2014	2013
Consolidated statements of financial condition:
Liabilities	$28,434	$26,368

Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(5,281)	$(894)

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2014	2013	2012
Components of net periodic pension cost:
Service cost	$40	$67	$36
Interest cost on projected benefit obligation	801	902	1,027
Net amortization	244	179	—

Net periodic pension cost	$1,085	$1,148	$1,063

	2014	2013	2012
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	4,630	$—	$—
Amortization of net loss	(243)	—	—

Total recognized in Other comprehensive income	4,387	$—	$—

Net amount recognized in net periodic benefit cost and Other comprehensive income	5,472	$—	$—

The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost for the years ended November 30, 2014 and November 30, 2013:

	Year Ended November 30,
	2014	2013
Projected benefit obligation
Discount rate	2.10%	3.40%
Rate of compensation increase	3.00%	3.00%
Net periodic pension benefit cost
Discount rate	3.40%	3.60%
Rate of compensation increase	3.00%	3.00%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2015	$1,308
2016	1,324
2017	1,304
2018	1,300
2019	1,275
2020 through 2024	6,776

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

The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Components of compensation cost:
Restricted cash awards	$193.7	$164.4	$48.2	$194.4
Restricted stock and RSUs (1)	84.5	64.4	22.3	83.8
Profit sharing plan	6.1	3.2	2.6	5.7

Total compensation cost	$284.3	$232.0	$73.1	$283.9

(1)	Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $268,000 for the year ended November 30, 2014, $111,000 and $72,000 for the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively, and $197,000 for the year ended November 30, 2012.

Remaining unamortized amounts related to certain compensation plans at November 30, 2014 is as follows:

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in years)
Non-vested share-based awards	$95.4	1.9
Restricted cash awards	223.7	3

Total	$319.1

The following are descriptions of the compensation plans.

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

The fair values of outstanding restricted stock and RSUs with future service requirements were remeasured as part of acquisition accounting for the Leucadia transaction, resulting in an increase of approximately $45.1 million to the unrecognized compensation cost allocated to us at March 1, 2013.

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

Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares and, prior to the Leucadia Transaction, in Jefferies Group, Inc. common stock (“DCP shares”), or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the transaction with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as DCP shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.

Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period.

Note 19. Non-interest Expenses

The following table presents the components of noninterest expense (in thousands).

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Non-interest expenses:
Compensation and benefits	$1,698,530	$1,213,908	$474,217	$1,770,798
Non-compensation expenses:
Floor brokerage and clearning fees	215,329	150,774	46,155	183,013
Technology and communications	268,212	193,683	59,878	244,511
Occupancy and equipment rental	107,767	86,701	24,309	97,397
Business development	106,984	63,115	24,927	95,330
Professional services	109,601	72,802	24,135	73,427
Bad debt provision (1)	55,355	179	1,945	1,152
Goodwill impairment (2)	54,000	—	—	—
Intangible assets amortization and impairment (3)	20,569	20,784	384	5,134
Other	50,770	71,072	12,146	56,212

Total non-compensation expenses	988,587	659,110	193,879	756,176

Total non-interest expenses	$2,687,117	$1,873,018	$668,096	$2,526,974

(1)	During the fourth quarter of 2014, we recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which we provided futures clearing and execution services, which declared bankruptcy.
(2)	A goodwill impairment loss of $51.9 million and $2.1 million was recognized in the Futures and International Asset Management reporting units at November 30, 2014, respectively. (See Note 12, Goodwill and Other Intangible Assets for further information.)
(3)	The amount for the year ended November 30, 2014 includes impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively. (See Note 12, Goodwill and Other Intangible Assets for further information.)

Note 20. Earnings per Share

Earnings per share data is not provided for periods subsequent to March 1, 2013, the date we became a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 and the year ended November 30, 2012 (in thousands, except per share amounts):

	Predecessor
	Three Months Ended	Year Ended
	February 28, 2013	November 30, 2012
Earnings for basic earnings per common share:
Net earnings	$90,842	$323,149
Net earnings to noncontrolling interests	10,704	40,740

Net earnings to common shareholders	80,138	282,409
Less: Allocation of earnings to participating securities (1)	5,890	17,392

Net earnings available to common shareholders	$74,248	$265,017

Earnings for diluted earnings per common share:
Net earnings	$90,842	$323,149
Net earnings to noncontrolling interests	10,704	40,740

Net earnings to common shareholders	80,138	282,409
Add: Mandatorily redeemable convertible preferred stock dividends	1,016	4,063
Less: Allocation of earnings to participating securities (1)	5,882	17,407

Net earnings available to common shareholders	$75,272	$269,065

Shares:
Average common shares used in basic computation	213,732	215,989
Stock options	2	2
Mandatorily redeemable convertible preferred stock	4,110	4,110
Convertible debt	—	—

Average common shares used in diluted computation	217,844	220,101

Earnings per common share:
Basic	$0.35	$1.23
Diluted	$0.35	$1.22

(1)	Represents dividends declared during the period on participating securities plus an allocation of undistributed earnings to participating securities. Net losses are not allocated to participating securities. Participating securities represent restricted stock and restricted stock units for which requisite service has not yet been rendered and amounted to weighted average shares of 16,756,000 and 14,123,000 for the three months ended February 28, 2013 and the year ended November 30, 2012, respectively. Dividends declared on participating securities during the three months ended February 28, 2013 and the year ended November 30, 2012 amounted to approximately $1.3 million and $4.3 million, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the Credit Facility as described in Note 14, Long-Term Debt and the governing provisions of the Delaware Limited Liability Company Act.

Dividends per share of common stock declared during the quarter are reflected below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$0.075	N/a	N/a	N/a
2012	$0.075	$0.075	$0.075	$0.075

Note 21. Income Taxes

Total income taxes for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012 were allocated as follows (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Income tax expense	$142,061	$94,686	$48,645	$168,646
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	$(1,276)	$(2,873)	$17,965	$(19,789)

The provision for income tax expense consists of the following components (in thousands):

	Successor		Predecessor
	Year Ended November 30,	Nine Months Ended November 30,	Three Months Ended February 28,	Year Ended November 30,
	2014	2013	2013	2012
Current:
U.S. Federal	$4,335	$50,089	$22,936	$62,710
U.S. state and local	4,056	6,263	(3,176)	18,520
Foreign	11,475	7,050	(1,950)	2,773

	19,866	63,402	17,810	84,003

Deferred:
U.S. Federal	87,293	25,262	17,392	79,224
U.S. state and local	27,181	8,868	9,761	13,006
Foreign	7,721	(2,846)	3,682	(7,587)

	122,195	31,284	30,835	84,643

	$142,061	$94,686	$48,645	$168,646

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	Successor				Predecessor
	Year Ended November 30,		Nine Months Ended November 30,		Three Months Ended February 28,		Year Ended November 30,
	2014		2013		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$106,058	35.0%	$92,504	35.0%	$48,820	35.0%	$172,128	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	20,304	6.7	9,835	3.7	4,280	3.1	20,492	4.2
Income alloacted to Noncontrolling interest, not subject to tax	(1,190)	(0.4)	(2,946)	(1.1)	(3,553)	(2.5)	(14,161)	(2.9)
Foreign rate differential	(9,024)	(2.9)	(4,750)	(1.8)	(2,993)	(2.2)	(7,528)	(1.5)
Tax exempt income	(6,746)	(2.2)	(3,742)	(1.4)	(1,003)	(0.7)	(3,979)	(0.8)
Non deductible settlements	3,850	1.3	4,900	1.9	—	—	—	—
Valuation allowance related to Futures business	4,655	1.5	—	—	—	—	—	—
Goodwill impairment	13,619	4.5	—	—	—	—	—	—
Other, net	10,535	3.4	(1,115)	(0.5)	3,094	2.2	1,694	0.3

Total income taxes	$142,061	46.9%	$94,686	35.8%	$48,645	34.9%	$168,646	34.3%

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor		Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	November 30, 2014	November 30, 2013	February 28, 2013	November 30, 2012
Balance at beginning of period	$126,844	$129,010	$110,539	$79,779
Increases based on tax positions related to the current period	4,831	8,748	7,185	30,671
Increases based on tax positions related to prior periods	1,624	7,383	15,356	7,549
Decreases based on tax positions related to prior periods	(1,709)	(18,297)	(4,070)	(5,893)
Decreases related to settlements with taxing authorities	(4,928)	—	—	(487)
Decreases related to a lapse of applicable statutes of limitation	—	—	—	(1,080)

Balance at end of period	$126,662	$126,844	$129,010	$110,539

The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $84.5 million and $85.5 million (net of federal benefits of taxes) at November 30, 2014 and November 30, 2013, respectively.

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $7.7 million and $5.8 million for year ended November 30, 2014 and the nine months ended November 30, 2013, respectively. For the three months ended February 28, 2013 and the year ended November 30, 2012, interest expense was $1.8 million and $4.5 million, respectively. At November 30, 2014 and November 30, 2013, we had interest accrued of approximately $30.6 million and $22.9 million, respectively, included in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the periods ended November 30, 2014 and November 30, 2013.

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 2014 and November 30, 2013 are presented below (in thousands):

	November 30,	November 30,
	2014	2013
Deferred tax assets:
Compensation and benefits	$302,072	$373,964
Net operating loss	17,830	24,147
Long-term debt	140,685	191,274
Accrued expenses & other	89,273	86,336

Sub-total	549,860	675,721
Valuation allowance	(13,069)	(11,140)

Total deferred tax assets	536,791	664,581

Deferred tax liabilities:
Amortization of intangibles	97,268	98,798
Other	26,454	30,842

Total deferred tax liabilities	123,722	129,640

Net deferred tax asset, included in Other assets	$413,069	$534,941

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $413.1 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2014, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom (“U.K.”), of approximately $85.9 million, in aggregate. The Japanese losses begin to expire in the year 2018 while the U.K. losses have an unlimited carryforward period. A deferred tax asset of $2.4 million related to net operating losses in Asia has been fully offset by a valuation allowance while a $5.8 million deferred tax asset related to net operating losses in Europe has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.

Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2014, there is a net current tax receivable of $77.0 million, which includes a gross receivable from Leucadia of $58.6 million. The remaining balance reflects receivables, net of payables, from various taxing authorities.

At November 30, 2014 and November 30, 2013, we had approximately $171.0 million and $134.0 million, respectively, of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, a deferred tax liability of approximately $46.0 million and $35.0 million has not been recorded with respect to these earnings at November 30, 2014 and November 30, 2013, respectively.

We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $5.5 million.

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
United Kingdom	2013
California	2006
Connecticut	2006
New Jersey	2007
New York State	2001
New York City	2003

Note 22. Commitments, Contingencies and Guarantees

Commitments

The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2014 (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.3	$0.8	$—	$216.3	$226.4
Loan commitments (1)	50.7	440.2	283.1	20.7	0.2	794.9
Mortgage-related and other purchase commitments	1,058.5	1,165.8	117.6	—	—	2,341.9
Forward starting reverse repos and repos	5,127.2	—	—	—	—	5,127.2
Other unfunded commitments (1)	6.3	—	—	—	23.0	29.3

	$6,242.7	$1,615.3	$401.5	$20.7	$239.5	$8,519.7

(1)	Equity, loan commitments and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.

The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration at November 30, 2014. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2015	2016-2020	2021 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Investment grade	$—	$55.1	$—	$55.1	$—	$55.1
Non-investment grade	—	191.3	—	191.3	18.9	172.4
Unrated	129.3	620.9	2.2	752.4	185.0	567.4

Total	$129.3	$867.3	$2.2	$998.8	$203.9	$794.9

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.
(2)	The corporate lending exposure at fair value includes $222.6 million of funded loans included in Financial instruments owned—Loans and Loans to and investments in related parties, and a $18.7 million net liability related to lending commitments recorded in Financial instruments sold, not yet purchased—Derivatives and Financial instruments owned—Derivatives in the Consolidated Statement of Financial Condition at November 30, 2014.
(3)	Represents the notional amount of unfunded lending commitments.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At November 30, 2014, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.5 million. (See Note 11, Investments for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.)

Additionally, At November 30, 2014, we had other outstanding equity commitments to invest up to $1.8 million in various other investments.

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2014, we had $444.9 million of outstanding loan commitments to clients.

Loan commitments outstanding at November 30, 2014, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.

Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $99.6 million at November 30, 2014.

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

Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2014, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2015 through 2019 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$42,697
2016	53,056
2017	56,089
2018	56,038
2019	54,785
Thereafter	443,361

Total	$706,026

The total minimum rentals to be received in the future under non-cancelable subleases at November 30, 2014 was $5.7 million.

Rental expense, net of subleases, amounted to $57.4 million, $43.2 million, $12.1 million, and $48.4 million for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and the year ended November 30, 2012, respectively.

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated on September 30, 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continues into 2014. At November 30, 2014, minimum future lease payments are as follows (in thousands):

Fiscal Year
2015	$3,887
2016	3,887
2017	3,887
2018	1,583
2019	167

Net minimum lease payments	13,411
Less amount representing interest	927

Present value of net minimum lease payments	$12,484

Contingencies

Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation. The class actions named as defendants Leucadia, Jefferies Group, certain members of our board of directors, certain members of Leucadia’s board of directors and, in certain of the actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement, which are subject to court approval, provide for an aggregate payment of $70.0 million by Leucadia, who will bear the costs of the settlement, to certain former equity holders of Jefferies Group, other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court. The agreement further provides that the settlement will be paid, at Leucadia’s option, in either cash or Leucadia common shares. If approved by the court, the settlement will resolve all of the class-action claims in Delaware, and release the claims brought in New York.

During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million are payments to trading counterparties impacted by those activities, approximately $10.0 million of which is a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. All such amounts were recognized in our year-end 2013 financial statements. At November 30, 2014, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $1.9 million. Additionally, pursuant to an undertaking required by the SEC settlement, Jefferies has retained an Independent Compliance Consultant.

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

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2014 (in millions):

	Expected Maturity Date
Guarantee Type:			2017 and	2019 and	2021 and	Notional/ Maximum Payout
	2015	2016	2018	2020	Later
Derivative contracts—non-credit related	$59,875.6	$229.6	$252.1	$721.8	$487.7	$61,566.8
Written derivative contracts—credit related	—	—	—	485.0	—	485.0

Total derivative contracts	$59,875.6	$229.6	$252.1	$1,206.8	$487.7	$62,051.8

At November 30, 2014 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/ Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$480.0	$—	$—	$—	$—	$—	$480.0
Single name credit default swaps	$—	$—	$—	$5.0	$—	$—	$5.0

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2014, the fair value of derivative contracts meeting the definition of a guarantee is approximately $851.7 million.

Loan Guarantees. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At November 30, 2014, the maximum amount payable under these guarantees is $31.0 million.

Stand by Letters of Credit. At November 30, 2014, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $47.8 million, which expire within one year. Stand by letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 23. Net Capital Requirements

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. On September 1, 2014, Jefferies Bache, LLC (an FCM) merged with and into Jefferies. Jefferies, as the surviving entity, registered as an FCM and is subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

At November 30, 2014, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,025,113	$913,465
Jefferies Execution	6,150	5,900

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM.

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited, which are authorized and regulated by the Financial Conduct Authority in the U.K.

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

Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•	Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•	Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

Our net revenues and expenses by segment are summarized below (in millions):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Capital Markets:
Net revenues	$2,949.0	$2,074.1	$807.6	$3,034.7
Expenses	$2,652.0	$1,840.4	$660.6	$2,496.4
Asset Management:
Net revenues	$41.1	$66.6	$10.9	$27.0
Expenses	$35.1	$32.6	$7.5	$30.6
Total:
Net revenues	$2,990.1	$2,140.7	$818.5	$3,061.7
Expenses	$2,687.1	$1,873.0	$668.1	$2,527.0

The following table summarizes our total assets by segment at November 30, 2014 and November 30, 2013 (in millions):

	November 30, 2014	November 30, 2013
Segment assets:
Capital Markets	$44,002.6	$39,276.8
Asset Management	515.0	900.2

Total assets	$44,517.6	$40,177.0

Net Revenues by Geographic Region

Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Americas (1)	$2,261,683	$1,651,789	$663,588	$2,507,839
Europe (2)	634,358	441,795	133,104	450,823
Asia	94,097	47,097	21,852	102,990

Net revenues	$2,990,138	$2,140,681	$818,544	$3,061,652

(1)	Substantially all relates to U.S. results.
(2)	Substantially all relates to U.K. results.

Note 25. Related Party Transactions

Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2014 and November 30, 2013, loans to and/or equity investments in Private Equity Related Funds were in aggregate $60.7 million and $61.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Successor		Predecessor
	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013	Year Ended November 30, 2012
Interest income	$—	$852	$516	$3,100
Other revenues and investment income (loss)	(14,868)	9,294	947	(8,500)

For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 22, Commitments, Contingencies and Guarantees.

Berkadia Commercial Mortgage, LLC. At November 30, 2014 and November 30, 2013, we have commitments to purchase $344.8 million and $300.0 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.

Harbinger Group Inc. As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $232.0 million.

National Beef Packaging Company, LLC (“National Beef”). We act as an FCM for National Beef, which is partially owned by Leucadia. At November 30, 2014, we had a customer payable to National Beef of $4.1 million and recognized commissions of $0.2 million during the year ended November 30, 2014.

Officers, Directors and Employees. At November 30, 2014 and November 30, 2013, we had $20.1 million and $13.9 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers includes balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During 2014, we sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by our employees and have also provided a guarantee of the fund’s credit agreement.

The following is a description of related party transactions with Leucadia:

•	Under a service agreement, we charge Leucadia for certain services which, for the year ended November 30, 2014 and nine months ended November 30, 2013 amounted to $22.3 million and $16.7 million, respectively. At November 30, 2014 and November 30, 2013, we had a receivable from Leucadia of $10.9 million and $2.3 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At November 30, 2014 and November 30, 2013, we had a payable to Leucadia of $41.5 million and $6.7 million respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•	We have a tax sharing agreement with Leucadia, for which any amounts outstanding are included in Other assets in the Consolidated Statements of Financial Condition. (See Note 21, Income Taxes)

•	During 2013, we sold 100% of our interests in Jefferies Management Limited (“JIML”), our special situations asset management business, to Leucadia for consideration of $2.3 million in the form of an intercompany loan receivable from Leucadia. The net assets of JIML that were transferred were $2.3 million, including goodwill of $400,000. No gain or loss was recognized on the sale.

•	At November 30, 2014 and November 30, 2013, $25.4 million and $80.5 million, respectively, of the total noncontrolling interests in asset management entities that are consolidated by us are attributed to Leucadia.

•	During the year ended November 30, 2014, we received investment banking revenues for providing advisory and debt capital market services to Leucadia and its’ subsidiaries of $3.1 million, which is recorded in Investment banking revenues on the Consolidated Statement of Earnings.

•	On March 18, 2014, we sold our investment in Harbinger Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date. In addition, on February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.

For information regarding the transaction on March 1, 2013, see Note 4, Leucadia and Related Transactions and for information regarding other investments by Leucadia, see Note 16, Noncontrolling Interests and Mandatorily Redeemable Preferred Interests of Consolidated Subsidiaries.

For information on transactions with our equity method investees, see Note 11, Investments.

Note 26. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of earnings for the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 (in thousands, except per share amounts):

	Successor
	Three Months Ended
	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014
Total revenues	$723,004	$1,055,435	$970,786	$1,097,040
Net revenues	524,809	843,309	722,992	899,028
Earnings (loss) before income taxes	(114,020)	135,635	99,137	182,269
Earnings (loss) attributable to Jefferies Group LLC	(99,759)	83,561	61,326	112,432
Earnings per common share:
Basic	N/a	N/a	N/a	N/a

Diluted	N/a	N/a	N/a	N/a

	Successor			Predecessor
	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013
Total revenues	$1,139,157	$710,682	$869,901	$1,021,960
Net revenues	950,548	531,695	658,438	818,544
Earnings before income taxes	175,660	23,382	65,253	139,487
Earnings attributable to Jefferies Group LLC/common stockholders	109,943	11,740	39,508	80,138
Earnings per common share:
Basic	N/a	N/a	N/a	$0.35

Diluted	N/a	N/a	N/a	$0.35

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2014 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

For the fiscal years ended November 30, 2014 and November 30, 2013, the fees for services provided by PricewaterhouseCoopers LLP were as follows:

	2014	2013
Audit Fees	$6,236,500	$5,800,000
Audit-Related Fees	$125,000	$0
Tax Fees	$179,950	$549,860
All Other Fees	$50,000	$0
Total All Fees	$6,591,450	$6,349,860

Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2014 and 2013. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2014, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.

Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2014. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the audit of our pension plan, preparation of our SAS 70 and/or SSAE-16 report, performing agreed upon procedures related to specific matters at our request, the audits of our employee benefit plans, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Tax Fees — Tax Fees includes fees for services provided during fiscal 2014 and 2013 related to tax compliance, tax advice and tax planning.

All Other Fees — Includes fees during fiscal 2014 for performing agreed upon procedures relating to structuring and placing certain funds. There were no fees in this category for fiscal 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)2. Financial Statement Schedules

All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3. Exhibits

3.1	Certificate of Formation of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC, effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC, dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche LLP.

23.3*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2014 and November 30, 2013; (ii) the Consolidated Statements of Earnings for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and for the year ended November 30, 2012 ; (iii) the Consolidated Statements of Comprehensive Income for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and for the year ended November 30, 2012; (iv) the Consolidated Statements of Changes in Equity for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and for the year ended November 30, 2012; (v) the Consolidated Statements of Cash Flows for the year ended November 30, 2014, the nine months ended November 30, 2013, the three months ended February 28, 2013, and for the year ended November 30, 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Exhibits 10.1 through 10.2 are management contracts or compensatory plans or arrangements.

(c)	Financial Statement Schedules
Jefferies Finance LLC financial statements as of November 30, 2014 and 2013, and for the years ended November 30, 2014, 2013 and 2012

JEFFERIES GROUP LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer

Dated: January 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 28, 2015
Richard B. Handler

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 28, 2015
Peregrine C. Broadbent

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2015
Brian P. Friedman

/s/	W. PATRICK CAMPBELL	Director	January 28, 2015
W. Patrick Campbell

/s/	BARRY J. ALPERIN	Director	January 28, 2015
Barry J. Alperin

/s/	RICHARD G. DOOLEY	Director	January 28, 2015
Richard G. Dooley

/s/	MARYANNE GILMARTIN	Director	January 28, 2015
MaryAnne Gilmartin

/s/	JOSEPH S. STEINBERG	Director	January 28, 2015
Joseph S. Steinberg

Jefferies Finance LLC and Subsidiaries

Consolidated Balance Sheets as of November 30, 2014 and 2013 and

Related Statements of Earnings, Changes in Members’ Equity and Cash Flows for

the Years Ended November 30, 2014, 2013 and 2012 and Independent Auditor’s Report

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Independent Auditors’ Report

To the Board of Directors of

Jefferies Finance LLC and Subsidiaries

New York, NY

We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2014 and 2013, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for the years ended November 30, 2014, 2013 and 2012, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for the years ended November 30, 2014, 2013 and 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, NY

January 28, 2015

CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets

As of November 30, 2014 and 2013

(Dollars in thousands)

	NOVEMBER 30, 2014	NOVEMBER 30, 2013
ASSETS
Cash	$576,222	$162,046
Restricted cash	670,015	77,954
Loans receivable, net of deferred loan fees	3,280,933	2,018,999
Less allowance for loan losses	(27,970)	(21,628)

Loans receivable, net	3,252,963	1,997,371
Loans held for sale, net	1,038,307	948,684
Accrued interest receivable	28,554	22,548
Investments (includes restricted investments of $214,971 at November 30, 2014)	235,106	5,225
Other assets	152,896	58,049

TOTAL ASSETS	$5,954,063	$3,271,877

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities	$493,225	$796,554
Secured notes payable, net	2,826,517	986,224
Interest payable	27,519	10,140
Other liabilities	117,901	170,991
Due to affiliates	46,566	33,072
Long-term debt	1,450,000	600,000

Total liabilities	4,961,728	2,596,981
MEMBERS’ EQUITY	992,335	674,896

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$5,954,063	$3,271,877

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of November 30, 2014 and 2013

(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities (“VIEs”) that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to our general credit. The assets and liabilities of these consolidated VIEs are included in the Consolidated Balance Sheets and are presented net of intercompany eliminations.

	NOVEMBER 30, 2014	NOVEMBER 30, 2013
ASSETS
Restricted cash	$633,778	$48,006
Loans receivable, net of deferred loan fees	2,429,487	1,083,443
Less allowance for loan losses	(20,400)	(12,751)

Loans receivable, net	2,409,087	1,070,692
Loans held for sale, net	3,957	6,545
Accrued interest receivable	13,761	6,607
Investments (includes restricted investments of $214,971 at November 30, 2014)	225,534	—
Other assets	78,701	25,327

TOTAL ASSETS	$3,364,818	$1,157,177

LIABILITIES
Secured notes payable, net	$2,826,517	$986,224
Interest payable	2,156	1,971
Other liabilities	38,219	29,238
Due to affiliates	1,121	491

TOTAL LIABILITIES	$2,868,013	$1,017,924

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Earnings

For the Years Ended November 30, 2014, 2013 and 2012

(Dollars in thousands)

	NOVEMBER 30, 2014	NOVEMBER 30, 2013	NOVEMBER 30, 2012
NET INTEREST AND FEE INCOME:
Fee income, net	$172,314	$139,447	$106,473
Interest income	195,366	130,520	105,027

Total interest and fee income	367,680	269,967	211,500
Interest expense	144,928	74,003	55,232

Net interest and fee income	222,752	195,964	156,268
Provision for (recovery of) loan losses	7,979	7,346	(4,681)

Net interest and fee income after provision for (recovery of) loan losses	214,773	188,618	160,949

OTHER (LOSSES) GAINS, NET	(9,999)	(7,898)	6,777

OTHER EXPENSES:
Compensation and benefits	33,029	25,856	19,958
General, administrative and other	27,640	17,252	14,809

Total other expenses	60,669	43,108	34,767

EARNINGS BEFORE INCOME TAX EXPENSE	144,105	137,612	132,959
INCOME TAX EXPENSE	5,542	4,912	4,333

NET EARNINGS	$138,563	$132,700	$128,626

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

For the Years Ended November 30, 2014, 2013 and 2012

(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—November 30, 2011	$392,236	$21,334	$413,570
Net earnings	109,807	18,819	128,626

BALANCE—November 30, 2012	$502,043	$40,153	$542,196
Net earnings	108,161	24,539	132,700

BALANCE—November 30, 2013	$610,204	$64,692	$674,896
Contributions	250,000	—	250,000
Distributions	(56,899)	(14,225)	(71,124)
Net earnings	110,852	27,711	138,563

BALANCE—November 30, 2014	$914,157	$78,178	$992,335

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended November 30, 2014, 2013 and 2012

(Dollars in thousands)

	NOVEMBER 30, 2014	NOVEMBER 30, 2013	NOVEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$138,563	$132,700	$128,626
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan fees and discounts	(35,618)	(27,423)	(22,307)
Amortization of deferred structuring fees	9,690	4,318	11,346
Amortization of discount on secured notes	3,763	1,616	—
Provision for (recovery of) loan losses	7,979	7,346	(4,681)
Realized (gain) loss on sale of loans held for sale	(5,429)	11,386	(734)
Change in fair value of loans held for sale	8,859	(1,579)	(1,904)
Realized loss (gain) on sales of investments	114	(1,873)	(6,115)
Unrealized loss (gain) on investments	6,455	(225)	(2,383)
Loss on loan receivables	—	189	4,359
Deferred income tax expense	1,489	1,338	1,110
(Increase) decrease in operating assets:
Origination of loans held for sale	(13,937,341)	(8,750,447)	(7,115,312)
Proceeds from sales of loans held for sale	13,843,178	8,063,761	6,980,857
Principal collections on loans held for sale	13,610	92,785	74,236
Accrued interest receivable	(6,005)	(13,032)	(2,192)
Other assets	(15,645)	6,158	(26,266)
Increase (decrease) in operating liabilities:
Interest payable	17,378	6,974	883
Other liabilities	11,044	11,920	79,418
Due to affiliates	13,494	(7,888)	18,097

Net cash provided by (used in) operating activities	75,578	(461,976)	117,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(3,658,903)	(2,144,775)	(1,520,031)
Principal collections of loans receivable	1,936,162	1,080,917	1,165,966
Proceeds from sales of loans held for sale	369,983	239,932	296,172
Net change in restricted cash	(592,060)	(40,191)	(23,577)
Purchases of investments	(589,117)	(5,000)	(54,682)
Proceeds from sales of investments	352,998	1,873	85,419

Net cash used in investing activities	(2,180,937)	(867,244)	(50,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions	(71,124)	—	—
Capital contributions	250,000	—	—
Repayments of secured notes payable	(89,028)	(10,075)	—
Proceeds from sale of secured notes	12,925	21,475	—
Net proceeds from issuance of secured notes	1,885,611	385,739	237,357
Net proceeds from issuance of long-term debt	832,552	585,363	—
Proceeds from borrowings on credit facilities	7,856,957	5,013,167	7,772,791
Repayments on credit facilities	(8,158,358)	(4,679,233)	(7,988,650)

Net cash provided by financing activities	2,519,535	1,316,436	21,498

NET INCREASE (DECREASE) IN CASH	414,176	(12,784)	87,803
CASH—Beginning of the year	162,046	174,830	87,027

CASH—End of the year	$576,222	$162,046	$174,830

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$114,252	$64,640	$41,160

Cash paid for income taxes, net	$2,570	$591	$4,828

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

1. ORGANIZATION AND BASIS OF PRESENTATION

Organizational Structure—Jefferies Finance LLC (“JFIN”), a limited liability company, was organized under the laws of Delaware and commenced operations on October 7, 2004. JFIN will continue in perpetuity unless sooner dissolved as provided in the Amended and Restated Limited Liability Company Agreement, dated May 31, 2011, as amended, modified and/or supplemented from time to time, among JFIN and its members: Massachusetts Mutual Life Insurance Company (“Mass Mutual”), Babson Capital Management LLC (“BCM”), and Jefferies Group LLC (“JGL” and, together with Mass Mutual and BCM, the “Members”).

JFIN is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Our operations are primarily conducted through two business lines, Underwriting & Arrangement and Portfolio & Asset Management. JFIN also purchases performing loans in the syndicated markets. JFIN may also originate second lien term loans, bridge loans, mezzanine loans as well as related equity co-investments and purchase stressed and distressed loans in the secondary markets. In addition, JFIN acts as a portfolio manager for several collateralized loan funds and is registered with the Securities and Exchange Commission as a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940 since March 1, 2012.

The accompanying consolidated financial statements refer to JFIN and all its subsidiaries (the “Company”), which includes all entities in which the Company has a controlling interest or is the primary beneficiary, including collateralized loan obligation funds (“CLOs”). See Note 8, Variable Interest Entities, for more information on the CLOs. JFIN Fund III LLC, JFIN Capital 2014 LLC, JFIN Fund IV 2014 LLC and JFIN Business Credit Fund I LLC are wholly owned subsidiaries created for the purpose of holding loans originated and purchased by JFIN which in general are subsequently securitized into CLOs.

JFIN’s capital structure consists of Class A members and Class B members, owning 80% and 20% of JFIN, respectively. Net earnings are allocated first to Class A members in the form of a preferred return based on capital balances. Any residual is shared pro rata across all classes, respective of ownership. Losses are allocated ratably in respect to Members’ ownership percentages unless the loss allocation would cause a negative capital account. Once a Member’s capital account is equal to zero, the loss would be allocated to Members having sufficient capital to absorb the loss. Subsequent to March 1, 2013, net earnings and losses are allocated strictly on a pro rata basis across all Members, unless a loss allocation would cause a negative capital account.

Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2014 through January 28, 2015, the date that these financial statements were issued. We have determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements, except for the termination of the JFIN Capital 2014 LLC Credit Facility on December 1, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

U.S. GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant of these estimates relate to the allowance for loan losses, fair value measurements and income taxes. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Principles of Consolidation—The accompanying consolidated financial statements reflect the Company’s consolidated accounts, including the subsidiaries and the related consolidated results of operations with all intercompany balances and transactions eliminated in consolidation. In addition, the Company consolidates entities which meet the definition of a variable interest entity for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Revenue Recognition Policies

Interest and Fee Income—Interest and fee income are recorded on an accrual basis to the extent that such amounts are earned and expected to be collected. Premiums and discounts are amortized into interest income using a level yield over the contractual life of the loan.

Deferred Loan Fees, Net—Direct loan underwriting fees, net of costs, are deferred and amortized using a level yield as adjustments to the related loan’s yield over the contractual life of the loan. Direct loan underwriting fees, net of costs, related to revolving credit facilities are amortized on a straight-line basis as fee income when the revolving credit facilities become available to the borrowers.

Underwriting fees are recognized on a pro-rata basis as the corresponding loan is syndicated. If the Company retains a portion of the syndicated loan, a portion of the fee is deferred to produce a yield that is not less than the average yield on the portion of the syndicated loans that is held by the other syndicate members. In the event that a loan is prepaid before the scheduled maturity, all remaining deferred loan fees are recorded to interest income.

Cash and Restricted Cash—Cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $1,246.2 million and $240.0 million at November 30, 2014 and 2013, respectively, at several financial institutions.

Restricted cash represents the amount of principal and interest on deposit in the Company’s credit facilities and collateralized loan obligations (“CLOs”). The credit facilities limit the use of principal cash to fund or purchase additional eligible loans or reducing the debt of the related credit facilities. Cash on deposit in the interest account of the Company’s credit facilities is limited to the payment of interest, servicing fees and other expenses of the Company’s credit facilities at specific times outlined in the credit agreements.

Loans Receivable, Net—Loans receivable are recorded at cost, adjusted for unamortized premiums or discounts, net of unamortized deferred underwriting fees and net of allowance for loan losses. The Company intends to hold the majority of its loans until maturity. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment.

Allowance for Loan Losses—The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4.

Loans Held for Sale, Net—The Company’s business is the structuring and underwriting of loan products with the intent to syndicate the majority of the loan to third parties. The Company will typically invest in a percentage of the originated loan based upon the management of risk with respect to the entire portfolio. When the Company’s position is larger than originally intended, the excess hold is classified to Loans held for sale, net, on the Consolidated Balance Sheets. In addition, during the primary syndication process, loans that have been committed to be purchased by third parties but not yet settled are also classified as Loans held for sale, net.

Syndication activities and sales of loans held for sale are accounted for as sales based on the Company’s satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loan transfers from loans receivable to loans held for sale are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.

Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other (losses) gains, net in the Consolidated Statements of Earnings.

Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade dates and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other (losses) gains, net, in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Investments—Investments are recorded on a trade date basis. Investments, including financial derivative instruments are recorded on the Consolidated Balance Sheets at fair value with changes in value recorded as a component of Other (losses) gains, net, in the Consolidated Statements of Earnings.

The Company has elected to carry its investments primarily at fair value under the fair value option election in accordance with ASC 825, Financial Instruments. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition of the eligible financial asset. The fair value election may not be revoked once an election is made.

The Company presents derivatives on the Consolidated Balance Sheets as assets or liabilities, with their resulting gains or losses recognized in Other (losses) gains, net. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions, benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Derivative contracts are valued using models, whose input reflect the assumption that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data.

Deferred Structuring Fees—Deferred structuring fees on Credit facilities, Secured notes payable and Long-term debt are included in Other assets on the Consolidated Balance Sheets and are amortized to Interest expense in the Consolidated Statements of Earnings over the contractual term of the borrowing using a level yield.

Fair Value Hierarchy—In determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

If unobservable inputs are used, the Company will use assumptions that reflect the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company applies a hierarchy to categorize its fair value measurements broken down into three levels based on the transparency of inputs as follows:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments, for which quoted prices are available but traded less frequently; derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data; and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3—Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, the features of the financial instrument, such as its complexity or the market in which the financial instrument is traded and risk uncertainties about market conditions, require that an adjustment be made to the value derived from the models.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The Company’s fair value measurements involve third party pricing for the majority of its assets and liabilities. If third party pricing is unavailable, the Company may employ various valuation techniques and models, which involve inputs that are observable, when available. The Company’s valuation policies and procedures are reviewed at least annually and are updated as necessary. Further, the Company tracks the fair values of significant assets and liabilities using a variety of methods including third party vendors, comparison to previous trades and an assessment for overall reasonableness. See Note 8 for further information on fair value measurements.

Income Taxes—Under current federal and state income tax laws and regulations, the Company is treated as a partnership for tax reporting purposes and is generally not subject to income taxes. Additionally, no provision has been made for federal, state, or local income taxes on the results of operations generated by partnership activities; as such taxes are the responsibility of its Members. However, the Company is subject to certain state and local entity level income taxes, including New York City Unincorporated Business Tax. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company follows the provisions of accounting for uncertainty in income taxes which prescribes a recognition threshold under which it is determined whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of the tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the tax authority is recognized.

New Accounting Developments

Disclosure Requirement—In July 2010, the FASB issued an Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which requires an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first annual period ending on or after December 15, 2011. The Company’s adoption of FASB ASU 2010-20 in fiscal year 2012 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows as it is a disclosure standard.

Troubled Debt Restructurings (“TDRs”)—In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, to clarify under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both a creditor has granted a concession to the debtor and the debtor is experiencing financial difficulties. The ASU clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The ASU also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Company adopted this guidance starting fiscal year 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures—In May 2011, the FASB issued accounting updates to ASC 820, Fair Value Measurements—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provide clarifying guidance on how to measure fair value and additional disclosure requirements. The

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the Company’s valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The Company adopted this guidance in fiscal year 2012 and has reflected the new disclosures in the consolidated financial statements. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flow.

Disclosures about Offsetting Assets and Liabilities—In December 2011, and clarified in January 2013, the FASB issued ASU, No. 2011-11 and ASU, No. 2013-1 respectively which amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the disclosure of both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance was required to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this guidance starting fiscal year 2014. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Revenue Recognition—In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers which defines how companies report revenues from contracts with customers, and also require enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. RESTRICTED CASH

The following is a summary of restricted cash as of November 30, 2014 and 2013 (in thousands):

	2014	2013
Principal and interest collections on loans held in credit facilities and CLOs	$106,642	$76,863
Reserves held in credit facilities and CLOs to support future commitments	563,373	1,091

Total restricted cash	$670,015	$77,954

Certain CLOs holding restricted cash are within their reinvestment periods and in compliance with collateralization tests allowing the use of principal cash to purchase or fund eligible assets. The CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs were not in compliance with the collateralization tests, cash in the interest accounts would be used to pay senior management fees, interest to the note holders and the residual could be diverted to reduce the secured notes outstanding. See also Note 8, Variable Interest Entities for a discussion of restricted cash held by CLOs.

4. LOANS RECEIVABLE, NET

The Company’s loan receivable portfolio consists primarily of senior secured loans in various industries. The portfolio is segmented into originated and secondary loans which reflect how the portfolio is managed. Originated is a designation that indicates that the Company has had a major role in underwriting the loan either as an arranger or other title. Secondary is a designation that indicates that the Company acquired the loans through primary syndications conducted by other arrangers or purchased in the open market.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The following is a summary of outstanding loan balances as of November 30, 2014 and 2013 (in thousands):

	2014	2013
Loans receivable:
Originated	$1,853,438	$839,480
Secondary	1,549,371	1,252,917

Total loans receivable	3,402,809	2,092,397
Less: original issue discount	(40,920)	(26,958)

Total loans receivable, net of original issue discount	3,361,889	2,065,439
Less: deferred loan fees	(80,956)	(46,440)

Total loans receivable, net of deferred loan fees	3,280,933	2,018,999
Less: allowance for loan losses	(27,970)	(21,628)

Total loans receivable, net	$3,252,963	$1,997,371

As of November 30, 2014 there was $29.3 million and $11.6 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2013 there was $15.5 million and $11.4 million of original issue discount included in originated and secondary loans, respectively.

As of November 30, 2014 and 2013, $3.1 billion and $1.9 billion, respectively, of loans receivable were pledged as collateral against the Company’s credit facilities and secured notes issued by the CLOs. See also Note 8, Variable Interest Entities for a discussion of loans receivable owned by CLOs.

Nonaccrual Loans—If a loan is 90 days or more past due or the borrower is not able to service its debt and other obligations, the loan is placed on nonaccrual status. When a loan is placed on nonaccrual status, interest previously recognized as interest income but not yet paid is reversed and the recognition of interest income on that loan will stop until factors indicating doubtful collection no longer exist and the loan has been brought current. Exceptions to this policy will be made if the loan is well secured and in the process of collection. Payments received on nonaccrual loans are first applied to the required principal payments due. On the date the borrower pays in full all overdue amounts, the borrower’s loan will emerge from nonaccrual status and all overdue interest, including those from prior years, will be recognized as interest income in the current period.

The following is an analysis of past due loans at November 30, 2014 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$—	$—	$1,824,096	$1,824,096
Secondary	—	—	—	1,537,793	1,537,793

Total	$—	$—	$—	$3,361,889	$3,361,889

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The following is an analysis of past due loans as of November 30, 2013 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$—	$—	$823,963	$823,963
Secondary	4,611	—	4,611	1,236,865	1,241,476

Total	$4,611	$—	$4,611	$2,060,828	$2,065,439

Impaired Loans—Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective rate or at the fair value of collateral if repayment is expected solely from the collateral.

Interest received on impaired loans are typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans will be charged off against the allowance when full collection of the principal from the sale of collateral, if applicable, or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The following is a summary of impaired loans as of November 30, 2014 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$7,820	$7,820	$1,580	$6,324
Secondary	5,776	7,150	3,400	8,138

Total	$13,596	$14,970	$4,980	$14,462

The following is a summary of impaired loans as of November 30, 2013 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$—	$—	$—	$1,079
Secondary	11,712	13,087	5,096	10,342

Total	$11,712	$13,087	$5,096	$11,421

The average recorded investment reflects the change in the balance of impaired loans throughout the years ended November 30, 2014 and 2013.

As of November 30, 2014 and 2013, each individual impaired loan had an allowance recorded.

Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2014, 2013 and 2012. If the impaired and nonaccrual loans had been performing, an additional $0.6 million, $0.5 million and $1.2 million of interest income would have been recorded for the years ended November 30, 2014, 2013 and 2012, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Allowance for Loan Losses—The Company’s allowance for loan losses reflects management’s estimate of net loan losses inherent in the loan portfolio. The allowance for general loan losses is calculated as the aggregate loan loss reserve for losses inherent in the portfolio that have not yet been identified.

Reserve factors are assigned to the loans in the portfolio, which dictate the percentage of the total outstanding loan balance that is reserved. The loan portfolio information is regularly reviewed to determine whether it is necessary to revise the reserve factors.

The reserve factors used in the calculation are determined by analyzing the following elements:

•	the types of loans;

•	the expected loss with regard to the loan type;

•	the internal credit rating assigned to the loans; and

•	type of industry for a given loan.

The Company has a policy to reserve for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral where applicable. The Company considers market value of the loan in its determination of the loan losses for impaired loans. There is no threshold for collectively evaluating for impaired loans. Loans will be charged off against the allowance when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The Company regularly tests the allowance for loan losses for reasonableness. In determining reasonableness, trends in the elements analyzed in establishing the reserve factors described above are reviewed. In addition, the Company continues to monitor the market to corroborate the reserve levels on similar loan products. The Company also computes an allowance for unfunded lending commitments using a methodology that is similar to that used for loans. The table below summarizes the Company’s reporting of its allowance for loan losses:

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for loan losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2014 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2013	$3,755	$17,873	$21,628
Provision for loan losses—general	5,038	1,420	6,458
Provision for (recovery of) loan losses—specific	2,261	(740)	1,521
Transfers to loans held for sale, net	(681)	(956)	(1,637)

Balance, November 30, 2014	10,373	17,597	27,970

Balance, end of period—general	$8,793	$14,197	$22,990

Balance, end of period—specific	$1,580	$3,400	$4,980

Loans receivable:
Loans collectively evaluated—general	$1,816,276	$1,532,017	$3,348,293
Loans individually evaluated—specific	7,820	5,776	13,596

Total	$1,824,096	$1,537,793	$3,361,889

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2013 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2012	$4,437	$11,237	$15,674
Provision for loan losses—general	1,155	6,760	7,915
Recovery of loan losses—specific	(1,837)	1,268	(569)
Transfers to loans held for sale, net	—	(1,099)	(1,099)
Charge-offs	—	(293)	(293)

Balance, November 30, 2013	3,755	17,873	21,628

Balance, end of period—general	$3,755	$12,777	$16,532

Balance, end of period—specific	$—	$5,096	$5,096

Loans receivable:
Loans collectively evaluated—general	$823,963	$1,229,764	$2,053,727
Loans individually evaluated—specific	—	11,712	11,712

Total	$823,963	$1,241,476	$2,065,439

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2012 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2011	$7,942	$13,427	$21,369
Provision for loan losses—general	412	678	1,090
Recovery of loan losses—specific	(3,917)	(1,854)	(5,771)
Transfers to loans held for sale, net	—	(1,014)	(1,014)

Balance, November 30, 2012	$4,437	$11,237	$15,674

Balance, end of year—general	$2,600	$6,016	$8,616

Balance, end of year—specific	$1,837	$5,221	$7,058

Loans receivable:
Loans collectively evaluated—general	$544,317	$588,585	$1,132,902
Loans individually evaluated—specific	4,305	11,896	16,201

Total	$548,622	$600,481	$1,149,103

The reserve balances related to loan losses on unfunded commitments were $3.5 million and $3.1 million as of November 30, 2014 and 2013, respectively. In addition, the Company increased the reserve related to loan losses on unfunded commitments by $0.4 million. $0.7 million and $0.6 million during the years ended November 30, 2014, 2013 and 2012, respectively. The changes in reserve were recognized in General, administrative and other in the Consolidated Statements of Earnings and the reserve was included in Other liabilities on the Consolidated Balance Sheets.

Credit Quality Indicators—As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators. Management regularly reviews the performance of its loans receivable to evaluate the credit risk.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The Company evaluates each loan using six weighted credit risk grade categories that have both qualitative and quantitative components that differentiate the level of risk. Credit risk categories are assigned weights based on the characteristics of issuers.

For each borrower, the Company evaluates the following credit risk categories:

•	Industry segment

•	Position within the industry

•	Earnings / Operating Cash Flows

•	Asset / Liability values

•	Financial flexibility / debt capacity

•	Management and controls

The Company utilizes a risk grading matrix to assign an internal credit grade (“ICG”) to each of its loans. Loans are individually rated on a tiered scale of one to ten, with each rating further divided into three levels of .2, .5 and .8.

A description of the general characteristics of the ICGs is as follows:

•	Grade 1—Issuers assigned this grade are characterized as substantially risk free and having an extremely strong capacity to meet all financial obligations.

•	Grade 2—Issuers assigned this grade are characterized as representing minimal risk.

•	Grade 3—Issuers assigned this grade are characterized as representing modest risk.

•	Grade 4—Issuers assigned this grade are characterized as representing better than average risk.

•	Grade 5—Issuers assigned this grade are characterized as representing average risk.

•	Grade 6—Issuers assigned this grade are characterized as representing acceptable risk.

•	Grade 7—Issuers assigned this grade are currently vulnerable to adverse business, financial and economic conditions and are characterized by increasing credit risk. They possess potential weakness that may, if not checked or corrected, weaken the asset or result in a likelihood of default at some future date. The increasing risk has or may result in discounted pricing levels or decreased trading liquidity.

•	Grade 8—Issuers assigned this grade are characterized by inadequate repayment capacity and / or recovery of the obligor or of the collateral pledged resulting in potential loss if deficiencies are not corrected.

•	Grade 9—Issuers assigned this grade are in (a) payment default at any level in its debt structure or (b) bankruptcy. In addition, asset weaknesses may make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

•	Grade 10—Issuers assigned this grade are charged-off.

The following is a summary of credit risk profile by ICG as of November 30, 2014 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
4.8	$—	$1,990	$1,990
5.2	—	40,135	40,135
5.5	—	70,778	70,778
5.8	24,987	185,938	210,925
6.2	114,812	234,014	348,826
6.5	1,084,586	489,818	1,574,404
6.8	520,509	346,041	866,550
7.2	23,623	116,293	139,916
7.5	47,758	18,380	66,138
7.8	—	19,297	19,297
7.8	—	10,274	10,274
8.5	7,821	4,835	12,656

Total	$1,824,096	$1,537,793	$3,361,889

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The following is a summary of credit risk profile by ICG as of November 30, 2013 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$22,398	$22,398
5.5	—	45,695	45,695
5.8	93,725	93,177	186,902
6.2	81,719	242,938	324,657
6.5	384,472	351,796	736,268
6.8	185,329	318,409	503,738
7.2	72,772	153,136	225,908
7.5	5,946	4,856	10,802
7.8	—	3,287	3,287
8.2	—	1,173	1,173
9.8	—	4,611	4,611

Total	$823,963	$1,241,476	$2,065,439

Troubled Debt Restructurings—The Company periodically modifies the terms of a loan receivable in response to borrowers’ difficulties. Modifications that include a significant financial concession(s) to the borrower that likely reflect a current view that the repayment on the original terms is unlikely are accounted for as TDRs. The Company uses a consistent methodology across all loans to determine if a modification granted to a borrower, determined to be in financial difficulty is a TDR.

The Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

•	Payment default of principal and interest

•	Bankruptcy declaration

•	Going concern opinion issued by accountants

•	Insufficient cash flow to service debt with low likelihood of turnaround in the short term

•	Securities (public) are de-listed

•	Refinancing sources are unlikely

•	Financial covenants breach is unlikely to be amended

If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

•	Modification of interest rate below market rate

•	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

•	Capitalization of interest

•	Delaying principal and/or interest for a period of year or more

•	Forgiveness of the principal balance

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Below is a summary of the Company’s loans which were classified as TDR as of November 30, 2014 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED INVESTMENT	POST- MODIFICATION OUTSTANDING RECORDED INVESTMENT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Secondary	$972	$972	$—

Total	$972	$972	$—

Below is a summary of the Company’s loans which were classified as TDR as of November 30, 2013 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED INVESTMENT	POST- MODIFICATION OUTSTANDING RECORDED INVESTMENT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Secondary	$2,245	$2,245	$—

Total	$2,245	$2,245	$—

All restructured loans that remain outstanding are on non-accrual status. Because the loans were classified on non-accrual status both before and after restructuring, the modifications did not impact the Company’s determination of the allowance for loan losses. There were no payment defaults on loans restructured in troubled debt restructurings during the years ended November 30, 2014 and 2013.

Modified loans that are classified as TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

Other Assets and Other Liabilities—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2014 and 2013, there were $63.3 million and $15.2 million, respectively, of pending sales. Additionally, included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2014 and 2013 there were $70.6 million and $134.7 million, respectively, of pending purchases.

5. LOANS HELD FOR SALE, NET

Below is a summary of Loans held for sale, net, as of November 30, 2014 and 2013 (in thousands):

	2014	2013
Loans held for sale	$1,072,900	$965,097
Less: original issue discount	(19,161)	(11,805)

Total loans held for sale, net of original issue discount	1,053,739	953,292
Less:
Valuation allowance	(10,208)	—
Deferred loan fees, net	(5,224)	(4,608)

Loans held for sale, net	$1,038,307	$948,684

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Included in the Loans held for sale was $861.9 million and $950.1 million of loans that funded prior to but settled after November 30, 2014 and November 30, 2013, respectively. As of November 30, 2014 and November 30, 2013 loans held for sale of $4.0 million and $307.5 million were pledged as collateral against the Company’s credit facilities and secured notes issued by CLOs, respectively. See Note 8, Variable Interest Entities for more information on loans held for sale owned by CLOs.

As of November 30, 2014 and 2013, the Company had no impaired or non-accrual loans in Loans held for sale, net.

6. INVESTMENTS

As of November 30, 2014, one of the consolidated CLOs held $215.0 million of U.S. Treasury Securities which have short-term maturities and are restricted under the terms as stated in the CLO indentures. Also, under the fair value option as of November 30, 2014 and 2013, the Company held investments of $20.1 million and $5.2 million, respectively in a corporate bond, interest rate swaps and other investments which were accounted for at fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

As part of certain CLOs’ risk management strategy to manage the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) rates associated with its loan commitments, interest rate swaps were purchased with an initial notional value of $777.5 million with maturities ranging from one to seven years. On August 14, 2014, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly owned subsidiary of JGL, with a Variable Funding Note in the amount of $23.0 million of one of the consolidated CLOs as the underlying asset. The TRS has a remaining maturity of approximately 7 years.

As of November 30, 2014, the interest rate swaps and the TRS had a fair value of $10.5 million and were included within Investments on the Consolidated Balance Sheets. The net loss on the interest rate swaps and TRS was $6.2 million for the year ended November 30, 2014, and was included in Other (losses) gains, net in the Consolidated Statements of Earnings. As of November 30, 2014, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.

The following table sets forth the remaining contract maturities of the interest rate swaps and total return swap at their notional value as of November 30, 2014 (in thousands):

	3-5 YEARS	GREATER THAN 5 YEARS	TOTAL
Interest rate swaps	$709,500	$68,000	$777,500
Total return swap	$—	$23,000	$23,000

7. FINANCIAL INSTRUMENTS AT FAIR VALUE

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of November 30, 2014 and 2013 by level within the fair value hierarchy (in thousands):

November 30, 2014	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net of original issue discount	$—	$1,043,531	$—	$1,043,531

Assets, recurring basis:
Investments
U.S. treasury securities	$214,971	$—	$—	$214,971
Bonds	—	4,837	—	4,837
Interest rate swaps	—	10,505	—	10,505
Other investments	—	4,793	—	4,793

Total Investments	$214,971	$20,135	$—	$235,106

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

NOVEMBER 30, 2013	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net of original issue discount	$—	$953,292	$—	$953,292

Assets, recurring basis:
Investments
Bonds	—	5,225	—	5,225

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for the years ended November 30, 2014 and 2013.

For loans held for sale, net of any deferred loan origination fees, the Company uses observable market data, including pricing on recent trades, third party pricing, or when appropriate, the underlying collateral. Included within loans held for sale balance are loans recorded at lower of cost or fair value, where cost approximates fair value.

For bonds, interest rate swaps and other investments, the Company uses broker quotes for non-exchange traded investments and, based upon the observability of the inputs.

U.S. Treasury Securities are measured based on quoted market prices.

Total Return Swap is measured based on the fair value of the underlying asset.

Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis as of November 30, 2014 and 2013, but for which fair value is required to be disclosed (in thousands):

	NOVEMBER 30, 2014		NOVEMBER 30, 2013
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Financial assets:
Cash	$576,222	$576,222	$162,046	$162,046
Restricted cash	670,015	670,015	77,954	77,954
Loans receivable, net	3,252,963	3,334,757	1,997,371	2,075,939

Total	$4,499,200	$4,567,208	$2,237,371	$2,315,939

Financial liabilities:
Credit facilities	$493,225	$493,225	$796,554	$796,554
Secured notes payable, net	2,826,517	2,826,840	986,224	989,385
Long-term debt	1,450,000	1,390,875	600,000	610,500

Total	$4,769,742	$4,710,940	$2,382,778	$2,396,439

Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and is considered Level 1 measurement.

Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotations and using pricing service data from external providers. When pricing data is unavailable and there are no observable inputs, valuations are based on models involving projected cash flows of the issuer and market prices for comparable issuers and are considered Level 2 measurements.

Credit facilities—Due to the adjustable rate nature of the borrowings, the fair value of the credit facilities are estimated to be their carrying values and are considered Level 2 measurements. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Amounts presented in the table above are gross of deferred structuring fees as described in Note 9, Credit Facilities.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Secured notes payable, net—The Company uses broker quotes for non-exchange traded investments and are considered Level 2 measurements.

Long-term debt—Fair value of long-term debt is based on broker quotations, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances of similar term debt.

8. VARIABLE INTEREST ENTITIES

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

Variable interests in VIEs include debt and equity interests, commitments and management and performance fees. Involvement with VIEs arises primarily from involvement as a portfolio manager of collateralized loan obligations (“CLOs”). The Company also acts as sponsor and funds the underlying loans prior to the close of a CLO and owns notes issued by the CLOs.

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with the VIE and reassess whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. Considerations in determining the VIE’s most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.

Variable interests in a VIE are assessed both individually and in aggregate to determine whether the Company has an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether the Company’s variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

The following table presents information about the Company’s consolidated VIEs at November 30, 2014 and November 30, 2013 (in thousands):

	NOVEMBER 30, 2014	NOVEMBER 30, 2013
Restricted cash	$633,778	$48,006
Loans	2,413,044	1,077,237
Investments	225,534	—
Interest receivable and other assets	92,462	31,934

	$3,364,818	$1,157,177

Secured notes payable	$2,826,517	$986,224
Other liabilities	41,496	31,700

	$2,868,013	$1,017,924

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The Company is the primary beneficiary of CLOs to which the Company transferred bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, senior secured bonds, senior secured floating notes, unsecured bonds and revolving credit loans backed by corporate credits and retained a portion of the notes issued by the CLO. In the creation of the CLO, the Company was involved in the decisions made during the establishment and design of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes that could potentially be significant. The assets of the VIEs consist of the loans and bonds backed by corporate credits, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIEs do not have recourse to the general credit of the Company and the assets of the VIEs are not available to satisfy any other debt.

9. CREDIT FACILITIES

As of November 30, 2014 and 2013, the Company had secured credit facilities totaling $3.0 billion and $2.0 billion, respectively, which were used to fund eligible loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.

During the years ended November 30, 2014, 2013 and 2012, the Company entered into revolving credit agreements for $1.7 billion, $0.8 billion and $0.4 million, respectively. During the years ended November 30, 2014, 2013 and 2012, $0.7 billion, $0.4 billion and $0.7 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid.

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2014 (in millions):

	JFIN CAPITAL 2014 LLC	THIRD PARTY FRONTING LINE		JFIN FUND IV 2014 LLC	JFIN FUND IV LLC	JFIN BUSINESS CREDIT FUND I LLC	JFIN CAPITAL 2013 LLC	JFIN FUND III LLC	MEMBERS’ FRONTING LINE		TOTAL
Total availability under the facility	$400.0	$750.0		$400.0	$—	$100.0	$—	$300.0	$1,000.0		$2,950.0
Outstanding balance	—	—		279.2	—	14.1	—	199.9	—		493.2

Current availability	$400.0	$750.0		$120.8	$—	$85.9	$—	$100.1	$1,000.0		$2,456.8

Principal balance of loans pledged as collateral	$—	$—		$385.1	$—	$21.7	$—	$271.9	$—		$678.7
Largest outstanding amounts during the periods	—	250.0		279.2	302.0	21.0	320.9	199.9	940.0		2,313.0
Interest expense incurred	—	0.1		1.2	1.0	0.1	4.3	3.6	4.1		14.4
Undrawn facility fees incurred	0.8	0.6		—	—	0.4	0.4	0.6	3.2		6.0
Variable interest rate based on LIBOR	—	3.25%		1.36%	1.31%	1.73%	2.40%	2.49%	5.88%		—
Maturity date	5-20-16	6-11-15	(1)	1-7-16	Terminated	9-12-18	Terminated	2-12-19	3-1-16	(2)	—

(1)	After June 11, 2015, the Third Party Fronting Line contains annual automatic one-year extensions, which may be cancelled by the lenders upon 60 days notice of non-renewal. From November 17, 2014 to December 31, 2014, the Third Party Fronting Line was temporarily increased to $750.0 million.
(2)	After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60 day termination notice by either party.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2013 (in millions):

	JFIN FUND IV LLC	JFIN BUSINESS CREDIT FUND I LLC	JFIN CAPITAL 2013 LLC	JFIN CAPITAL LLC	JFIN FUND III LLC	MEMBERS’ FRONTING LINE	TOTAL
Total availability under the facility	$320.0	$100.0	$400.0	$—	$150.0	$1,000.0	$1,970.0
Outstanding balance	151.0	—	228.7	—	124.3	292.5	796.5

Current availability	$169.0	$100.0	$171.3	$—	$25.7	$707.5	$1,173.5

Principal balance of loans pledged as collateral	$202.3	$12.0	$367.5	$—	$169.6	$292.5	$1,043.9
Largest outstanding amounts during the periods	151.0	—	228.7	209.5	124.3	786.8	1,500.3
Interest expense incurred	0.2	—	1.7	0.9	2.3	11.5	16.6
Undrawn facility fees incurred	—	0.1	1.0	0.3	0.8	2.7	4.9
Variable interest rate based on LIBOR	1.32%	1.74%	2.41%	2.54%	2.55%	8.28%	—

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2012 (in millions):

	JFIN FUND II LLC	JFIN FUNDING LLC	JFIN CAPITAL LLC	JFIN FUND III LLC	MEMBERS’ FRONTING LINE	TOTAL
Total availability under the facility	$—	$—	$400.0	$150.0	$1,000.0	$1,550.0
Outstanding balance	—	—	136.9	75.7	250.0	462.6

Current availability	$—	$—	$263.1	$74.3	$750.0	$1,087.4

Principal balance of loans pledged as collateral	$—	$—	$211.9	$108.3	$250.0	$570.2
Largest outstanding amounts during the periods	91.6	274.5	136.9	75.7	891.3	1,470.0
Interest expense incurred	2.3	5.2	0.9	1.5	20.1	30.0
Undrawn facility fees incurred	—	2.0	1.1	0.5	3.7	7.3
Variable interest rate based on LIBOR	2.96%	2.50%	2.46%	2.70%	8.18%	—

Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. On June 3, 2014, the Company extended its availability under the Facility for another year to August 2015. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. Interest expense for the years ended November 30, 2014, 2013 and 2012 was $1.0 million, $0.5 million and $0.5 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $9.3 million and $5.7 million at November 30, 2014, and November 30, 2013, respectively, and are included in Other assets on the Consolidated Balance Sheets. Interest expense for the years ended November 30, 2014, 2013 and 2012 was $3.9 million, $2.0 million and $10.9 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Undrawn Facility Fees—Undrawn facility fees in aggregate were $5.9 million, $5.0 million and $5.9 million as of and for the years ended November 30, 2014, 2013 and 2012, respectively, and are included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

10. SECURED NOTES PAYABLE, NET

CLOs consolidated by the Company are funded by the issuance of the notes, which are included in Secured notes payable, net on the Consolidated Financial Statements. All of the CLOs assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the CLOs is used first to pay interest due to note holders or to be reinvested in loan assets as prescribed by the indentures. JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid. See Note 8, Variable Interest Entities for more information on secured notes payable related to consolidated CLOs.

Following are the remaining maturities of the secured notes payable, net (in thousands):

	November 30, 2014	November 30, 2013
Due in 2015	$—	$—
Due in 2016	—	—
Due in 2017	—	—
Due in 2018	—	—
Due in 2019	—	—
Thereafter	2,826,517	986,224

Total	$2,826,517	$986,224

Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.205% to 6.500%.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $34.1 million and $10.1 million as of November 30, 2014 and November 30, 2013, respectively, and are included in Other assets on the Consolidated Balance Sheets. Deferred structuring fee expense was $2.7 million, $0.9 million and $0.4 million for the years ended November 30, 2014, 2013 and 2012, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $50.7 million and $19.1 million as of November 30, 2014 and November 30, 2013, respectively, was included within Secured notes payable, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $4.1 million, $1.6 million and $0.3 million for the years ended November 30, 2014, 2013 and 2012, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

11. LONG-TERM DEBT

In October 2014, the Company issued $425.0 million of senior unsecured notes (“2021 Notes”) to third party investors intended to be used for general corporate purposes. The 2021 Notes bear interest at a rate of 7.5% per year payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. Payment of the full principal amount of the 2021 Notes will be due upon maturity on April 15, 2021. The 2021 Notes are not guaranteed by any of the Company’s subsidiaries, however its subsidiaries may be required to guarantee the 2021 Notes in the future pursuant to certain covenants as defined in the 2021 Notes offering memorandum.

In March 2014, the Company issued $425.0 million of senior unsecured notes (“2022 Notes”) to third party investors intended to be used for general corporate purposes. The 2022 Notes bear interest at a rate of 6.875% per year payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. Payment of the full principal amount of the 2022 Notes will be due upon maturity on April 15, 2022. The 2022 Notes are not guaranteed by any of the Company’s subsidiaries, however its subsidiaries may be required to guarantee the 2022 Notes in the future pursuant to certain covenants as defined in the 2022 Notes offering memorandum.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

In March 2013, the Company issued $600.0 million of senior unsecured notes (“2020 Notes”) to third party investors intended to be used for general corporate purposes. The 2020 Notes bear interest at a rate of 7.375% per year payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. Payment of the full principal amount of the 2020 Notes will be due upon maturity on April 1, 2020. The 2020 Notes are not guaranteed by any of the Company’s subsidiaries, however its subsidiaries may be required to guarantee the 2020 Notes in the future pursuant to certain covenants as defined in the 2020 Notes offering memorandum.

Collectively, the 2020 Notes, 2021 Notes and the 2022 Notes are referred to as the “Senior Notes”.

At any time prior to April 1, 2016, October 15, 2017 and April 15, 2017, the Company may redeem the Senior Notes, respectively, in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such Senior Notes, respectively, plus the relevant applicable premium as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date.

The tables below summarize the redemption price and date for the Senior Notes:

	2020 Notes	2021 Notes	2022 Notes
YEAR	PERCENTAGE
2016	105.531%	—	—
2017	103.688%	105.625%	105.156%
2018	101.844%	103.750%	103.438%
2019	100.000%	101.875%	101.719%
2020 and thereafter	—	100.000%	100.000%

At any time and from time to time prior to April 1, 2016, April 15, 2017 and October 15, 2017, the Company may redeem the Senior Notes, respectively, with the net cash proceeds received by the Company from any equity offering at a redemption price equal to 107.375%, 106.875% and 107.500%, respectively, plus accrued but unpaid interest, if any, to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the Senior Notes, respectively (including any additional notes); provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering; and (2) not less than 65% of the original aggregate principal amount of the Senior Notes, respectively (including any additional notes) issued under the indenture remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Senior Notes, respectively then held by the Issuers or any of their restricted subsidiaries).

If a change of control occurs, the holders of the Senior Notes will have the right to require the Company to repurchase their Senior Notes, respectively, in whole or in part, at a purchase price of 101% of the principal amount of the Senior Notes, respectively, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the Senior Notes, the Company may have to use such proceeds to offer to purchase some of the Senior Notes, respectively at 100% of the principal, plus accrued and unpaid interest, if any, to the date of repurchase.

Interest expense was $67.9 million and $30.1 million for the years ended November 30, 2014 and 2013, respectively.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $27.6 million and $13.2 million as of November 30, 2014 and November 30, 2013, respectively and are included in Other assets on the Consolidated Balance Sheets. Deferred structuring fee expense was $3.0 million and $1.4 million for the years ended November 30, 2014 and November 30, 2013, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

12. FEE INCOME, NET

The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Underwriting fees	$438,574	$364,203	$246,462
Administration fees	5,307	4,552	3,621
Other fees	31,136	19,475	18,080

	475,017	388,230	268,163
Less:
Deferred underwriting fees	(80,822)	(58,394)	(17,617)
Fees paid to Jefferies LLC (1)	(198,349)	(162,344)	(122,843)
Fees paid to third parties	(23,532)	(28,045)	(21,230)

Fee income, net	$172,314	$139,447	$106,473

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.

13. OTHER (LOSSES) GAINS, NET

The following summarizes Other losses, net for the years ended November 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Loss on loans receivable	$—	$(189)	$(4,359)
Realized gain (loss) on sale of loans held for sale	5,429	(11,386)	734
Unrealized (loss) gain of loans held for sale	(8,859)	1,579	1,904
Realized (loss) gain on sales of investments	(114)	1,873	6,115
Unrealized (loss) gain on investments	(6,455)	225	2,383

Other (losses) gains, net	$(9,999)	$(7,898)	$6,777

14. INCOME TAXES

Income tax expense for years ended November 30, 2014, 2013 and 2012, consist of the following (in thousands):

	2014	2013	2012
Current—local	$7,032	$6,250	$3,224
Deferred—local	(1,490)	(1,338)	1,109

Total income tax expense	$5,542	$4,912	$4,333

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $4.9 million and $3.4 million at November 30, 2014 and 2013, respectively, included in Other assets on the Consolidated Balance Sheets. For the years ended November 30, 2014 and 2013, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance at November 30, 2014 and 2013.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

The Company had a current income tax payable balance of $15.7 million and $11.2 million at November 30, 2014 and 2013, respectively, included in Other liabilities on the Consolidated Balance Sheets.

The Company’s effective tax rate was 3.9%, 3.6% and 3.3% for the years ended November 30, 2014, 2013 and 2012, respectively. The Company’s effective tax rate for the years ended November 30, 2014, 2013 and 2012 differed from the New York City statutory rate of 4.0%, primarily due to the exclusion of foreign income and losses not subject to tax in the United States and the apportioning of revenues for state tax purposes.

The balance of net unrecognized tax benefits as of November 30, 2014 and 2013 was approximately $18.6 million and $14.3 million, respectively. Interest related to unrecognized tax benefits is recognized in income tax expense in Consolidated Statements of Earnings. Penalties, if any, are recognized in other expenses in Consolidated Statements of Earnings. The Company has interest accrued of approximately $0.9 million and $0.3 million as of November 30, 2014 and 2013, respectively. No material penalties were accrued.

The Company is currently under examination by New York City for the years 2006 to 2009. The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements.

15. RELATED PARTY TRANSACTIONS

JGL—On March 1, 2013, the calculation of contributed capital was amended to include both contributed capital and retained earnings. During 2014, JGL contributed $125.0 million of capital to JFIN and JFIN distributed $35.6 million to JGL. The undrawn capital commitment available to JFIN from JGL at November 30, 2014 and 2013 was $103.8 million and $262.6 million, respectively.

JFIN owed JGL $0.9 million and $1.0 million as of November 30, 2014 and 2013, respectively related to interest payable on the Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets.

JGL provides a guarantee to one of the consolidated CLOs, whereby Jefferies is required to make certain payments to the CLO in the event that JFIN is unable to meet its obligations. As of November 30, 2014, there was $1.2 million outstanding of the maximum amount payable under the guarantee of $21.0 million which matures in January 2021.

Mass Mutual—On March 1, 2013, the calculation of contributed capital was amended to include both contributed capital and retained earnings. During 2014, Mass Mutual contributed $125.0 million of capital to JFIN and JFIN distributed $32.0 million to Mass Mutual. The undrawn capital commitment available to JFIN from Mass Mutual at November 30, 2014 and 2013 was $103.8 million and $262.6 million, respectively.

JFIN owed Mass Mutual $0.9 million and $1.0 million as of November 30, 2014 and 2013, respectively, related to interest payable on the Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets.

BCM—Under the Babson Service Agreement, JFIN is required to reimburse BCM for management fees. Management fees paid to BCM are based on a percentage of the consolidated portfolio, excluding the CLOs. BCM is the sub-advisor to the CLOs and is entitled to receive management fees underlined in the sub-advisor agreement. All management fees earned by BCM are included in General, administrative and other in the Consolidated Statements of Earnings.

Below is a summary of management fees earned by BCM for the years ended November 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Babson Service Agreement management fees	$8,050	$4,435	$4,892
Collateral management fees	6,158	3,115	1,806

Total management fees charged by BCM	$14,208	$7,550	$6,698

JFIN owed BCM approximately $4.8 million and $1.5 million at November 30, 2014 and November 30, 2013, respectively, which are recorded in Due to affiliates on the Consolidated Balance Sheets.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

In March of 2014, JFIN made a distribution to BCM in the amount of $3.6 million.

Jefferies LLC—Under the Jefferies Service Agreement, Jefferies LLC (“Jefferies”), a wholly owned subsidiary of JGL, is required to provide specifically identified staff for the benefit of the Company. Also, under the agreement, JFIN is required to reimburse Jefferies for administration, rent, taxes and origination fees as well as any other services performed in the support of loan origination activities.

Below is a summary of expenses paid by Jefferies on behalf of JFIN for the years ended November 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Compensation and benefits	$32,165	$23,212	$17,386
Administration expenses	4,440	3,091	2,071
Occupancy expenses	2,160	1,338	1,383
New York City Unincorporated Business Tax	2,637	2,231	5,860

Expenses charged by Jefco	$41,402	$29,872	$26,700

The Company’s operating costs are paid by Jefferies and are included in Compensation and benefits and General, administrative and other in the Consolidated Statements of Earnings. Compensation and benefit costs include salaries, bonuses, retirement and medical insurance plan costs, of which certain amounts are deferred as direct loan origination costs.

All benefit plans that the employees participate in are provided by Jefferies. Therefore benefit plan expenses are determined based upon participation and are reflected through an allocation from Jefferies to the Company. Administration and occupancy expenses are included in General, administrative and other. The Company reimburses Jefferies for all compensation, administration, occupancy and other amounts paid by Jefferies on behalf of the Company on a monthly basis.

Under the Jefferies Service Agreement, JFIN is required to pay Jefferies fees on certain transactions originated by Jefferies. Origination fees charged by Jefferies were $198.3 million, $162.3 million and $122.8 million for the years ended November 30, 2014, 2013 and 2012, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.

In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL to provide certain operational support, subsidies for loans, reimbursement of expenses, or to mitigate potential losses on transactions.

JFIN owed Jefferies $39.9 million and $29.7 million at November 30, 2014 and November 30, 2013, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.

Additionally, we have entered into a derivative contract with JFP whose underwriting is based on variable funding note. Refer to Note 6, Investments, and Note 7, Financial Instruments at Fair Value.

In connection with the issuance of the Senior Notes, Jefferies acted as underwriter. Jefferies also acted as a placement agent for certain CLOs.

The accompanying consolidated financial statements have been prepared from separate records maintained by the Company, which may not necessarily be indicative of the financial condition or the results of operations that would have existed if the Company had been operated as an unaffiliated company.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2014 and 2013

16. LOAN COMMITMENTS

From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded on the Consolidated Balance Sheets. Once drawn, these commitments can be pledged as collateral under the Company’s credit facilities and funded. As of November 30, 2014 and November 30, 2013, the Company had undrawn commitments of $1,463.5 million and $807.0 million, respectively, in both the loans receivable and loans held for sale portfolios. Of the $807.0 million, there were approximately $95.0 million of commitments in loans held for sale awaiting syndication as of November 30, 2013. As of November 30, 2014, the Company through the consolidated CLOs had the capacity to fund $840.0 million of revolving commitments. In addition, the Company had $216.0 million of eligible revolving commitments outstanding, subject to one of the credit facility’s equity requirements. As of November 30, 2014 and November 30, 2013, these commitments had maturity dates through October 2020 and August 2019, respectively. For the years ended November 30, 2014, 2013 and 2012, the Company earned accrued unfunded fees of $9.2 million, $5.1 million and $5.3 million, respectively. These amounts are included in Fee income in the Consolidated Statements of Earnings.

In addition, during the normal course of business, the Company extends commitments to underwrite credit facilities. As of November 30, 2014 and November 30, 2013, the Company had $4.2 billion and $2.1 billion, respectively of commitments to lend to such underwritings. As of November 30, 2014, JFIN had syndicated $1.5 billion of the $4.2 billion of underwriting commitments to third parties with the balance of the commitments scheduled to de-risk in subsequent periods. There can be no assurance as to the amount, timing, or if such commitments will be funded.

17. CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2014, there were four borrowers whose individual outstanding loan balances represented 11%, 4%, 3%, and 3% of all loan balances. As of November 30, 2013, there were four borrowers whose individual outstanding loan balances represented 8%, 7%, 7% and 6% of all loan balances. As of November 30, 2014, healthcare, finance and retail stores were the largest industry concentrations, which made up approximately 23%, 10% and 8%, respectively, of all loan balances. As of November 30, 2013, technology, industrials and healthcare were the largest industry concentrations, which made up approximately 18%, 14% and 13%, respectively, of all loan balances. Loans balances include both Loans receivable and Loans held for sale.

* * * * * *

