Form 10-Q
period 2015-02-28
Jefferies Group LLC
filed 2015-04-10
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2015
PART I. FINANCIAL INFORMATION

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2015	November 30, 2014
ASSETS
Cash and cash equivalents ($194 and $178 at February 28, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	$3,339,965	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,186,319	3,444,674
Financial instruments owned, at fair value, (including securities pledged of $14,407,276 and $14,794,488 at February 28, 2015 and November 30, 2014, respectively; and $65,943 and $62,990 at February 28, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	19,098,646	18,636,612
Investments in managed funds	54,679	74,365
Loans to and investments in related parties	826,574	773,141
Securities borrowed	6,566,376	6,853,103
Securities purchased under agreements to resell	3,745,688	3,926,858
Securities received as collateral	4,821	5,418
Receivables:
Brokers, dealers and clearing organizations	2,200,275	2,164,006
Customers	1,343,634	1,250,520
Fees, interest and other ($370 and $363 at February 28, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	276,841	262,437
Premises and equipment	249,828	251,957
Goodwill	1,661,384	1,662,636
Other assets	1,231,698	1,131,953
Total assets	$43,786,728	$44,517,648
LIABILITIES AND EQUITY
Short-term borrowings	$411,998	$12,000
Financial instruments sold, not yet purchased, at fair value	7,910,823	8,881,268
Collateralized financings:
Securities loaned	3,173,512	2,598,487
Securities sold under agreements to repurchase	11,323,367	10,672,157
Other secured financings ($854,994 and $597,999 at February 28, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	860,602	605,824
Obligation to return securities received as collateral	4,821	5,418
Payables:
Brokers, dealers and clearing organizations	2,663,025	2,280,103
Customers	4,757,514	6,241,965
Accrued expenses and other liabilities ($814 and $589 at February 28, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	777,679	1,273,378
Long-term debt	6,437,033	6,483,617
Total liabilities	38,320,374	39,054,217
EQUITY
Member’s paid-in capital	5,445,639	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(13,985)	(9,654)
Additional minimum pension liability	(5,019)	(5,019)
Total accumulated other comprehensive loss	(19,004)	(14,673)
Total member’s equity	5,426,635	5,424,583
Noncontrolling interests	39,719	38,848
Total equity	5,466,354	5,463,431
Total liabilities and equity	$43,786,728	$44,517,648
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Revenues:
Commissions	$166,922	$162,063
Principal transactions	105,477	238,363
Investment banking	271,995	414,320
Asset management fees and investment income (loss) from managed funds	(9,837)	9,957
Interest	228,870	249,268
Other	19,905	23,069
Total revenues	783,332	1,097,040
Interest expense	191,660	198,012
Net revenues	591,672	899,028
Non-interest expenses:
Compensation and benefits	365,215	507,899
Non-compensation expenses:
Floor brokerage and clearing fees	55,080	49,513
Technology and communications	72,387	64,306
Occupancy and equipment rental	24,184	26,502
Business development	21,937	26,476
Professional services	24,256	24,819
Other	15,729	17,244
Total non-compensation expenses	213,573	208,860
Total non-interest expenses	578,788	716,759
Earnings before income taxes	12,884	182,269
Income tax expense	331	66,877
Net earnings	12,553	115,392
Net earnings attributable to noncontrolling interests	871	2,960
Net earnings attributable to Jefferies Group LLC	$11,682	$112,432
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Net earnings	$12,553	$115,392
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(4,331)	13,784
Total other comprehensive income (loss), net of tax (1)	(4,331)	13,784
Comprehensive income	8,222	129,176
Net earnings attributable to noncontrolling interests	871	2,960
Comprehensive income attributable to Jefferies Group LLC	$7,351	$126,216

(1)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2015	Year Ended November 30, 2014
Member’s paid-in capital
Balance, beginning of period	$5,439,256	$5,280,420
Net earnings attributable to Jefferies Group LLC	11,682	157,560
Tax benefit (detriment) for issuance of share-based awards	(5,299)	1,276
Balance, end of period	$5,445,639	$5,439,256
Accumulated other comprehensive income (loss) (1) (2)
Balance, beginning of period	$(14,673)	$24,100
Currency adjustment	(4,331)	(30,995)
Pension adjustment, net of tax	—	(7,778)
Balance, end of period	$(19,004)	$(14,673)
Total member’s equity	$5,426,635	$5,424,583
Noncontrolling interests
Balance, beginning of period	$38,848	$117,154
Net earnings attributable to noncontrolling interests	871	3,400
Contributions	—	39,075
Deconsolidation of asset management company	—	(120,781)
Balance, end of period	$39,719	$38,848
Total equity	$5,466,354	$5,463,431

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no reclassifications out of Accumulated other comprehensive income during the three months ended February 28, 2015 and the year ended November 30, 2014.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Cash flows from operating activities:
Net earnings	$12,553	$115,392
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,260	(3,951)
Income on loans to and investments in related parties	(20,689)	(20,629)
Distributions received on investments in related parties	9,765	2,388
Other adjustments	(62,926)	(3,305)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	257,319	(183,710)
Receivables:
Brokers, dealers and clearing organizations	(39,313)	(481,532)
Customers	(93,823)	(224,347)
Fees, interest and other	(14,530)	(35,076)
Securities borrowed	285,891	(756,481)
Financial instruments owned	(471,101)	(1,650,607)
Investments in managed funds	19,686	16,696
Securities purchased under agreements to resell	179,290	(694,175)
Other assets	(107,685)	(39,193)
Payables:
Brokers, dealers and clearing organizations	384,163	313,997
Customers	(1,481,640)	461,537
Securities loaned	575,750	572,285
Financial instruments sold, not yet purchased	(966,190)	2,282,870
Securities sold under agreements to repurchase	654,705	(10,772)
Accrued expenses and other liabilities	(494,018)	(297,462)
Net cash used in operating activities	(1,369,533)	(636,075)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(600,844)	(784,818)
Distributions from loans to and investments in related parties	558,335	779,638
Net payments on premises and equipment	(17,381)	(40,271)
Deconsolidation of asset management entity	—	(137,856)
Cash received from contingent consideration	996	1,442
Net cash used in investing activities	(58,894)	(181,865)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$245	$953
Proceeds from short-term borrowings	3,385,000	—
Payments on short-term borrowings	(2,985,002)	—
Proceeds from secured credit facility	611,000	250,000
Payments on secured credit facility	(576,000)	(200,000)
Net proceeds from other secured financings	254,778	35,683
Proceeds from contributions of noncontrolling interests	—	31,075
Net cash provided by financing activities	690,021	117,711
Effect of exchange rate changes on cash and cash equivalents	(1,597)	4,020
Net decrease in cash and cash equivalents	(740,003)	(696,209)
Cash and cash equivalents at beginning of period	4,079,968	3,561,119
Cash and cash equivalents at end of period	$3,339,965	$2,864,910

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$180,068	$244,269
Income taxes paid (refunds), net	701	(4,836)

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Funding LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity
Jefferies Group LLC is an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 12. Long-Term Debt for further details). Jefferies Group LLC operates as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is a Securities and Exchange Commission ('SEC") reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2014.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Intercompany accounts and transactions are eliminated in consolidation.
Immaterial Adjustments
As indicated in our Annual Report on Form 10-K for the year ended November 30, 2014, we have made adjustments to our historical Consolidated Statement of Cash Flows for the first quarter of 2014. The adjustments had the impact of increasing the Net change in Receivables: Brokers, dealers and clearing organization by $3.4 million, decreasing the Net change in Receivables: Customers by $3.4 million, decreasing the Net change in Payables: Brokers, dealers and clearing organizations by $26.6 million and increasing the Net change in Payables: Customers by $26.6 million on the Consolidated Statement of Cash Flow for the three months ended February 28, 2014. These adjustments were made in order to classify amounts arising from unsettled securities transactions with other broker dealers. We do not believe these adjustments are material to our financial statements for the quarterly period ended February 28, 2014.

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies, a futures commission merchant ("FCM"), are recorded on a half-turn basis.
Principal Transactions. Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis. Fees received on loans carried at fair value are also recorded within Principal transaction revenues.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.

Cash Equivalents
Cash equivalents include highly liquid investments, including certificates of deposit and money market funds, not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as an FCM is obligated by rules mandated by the Commodities Futures Trading Commission under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. We have a process whereby we challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) in order to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency and municipal debt securities, and loans, to the extent independent pricing services or broker quotes are utilized in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities and collateralized debt obligations, our independent pricing services use a matrix evaluation approach incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.
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

Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 9, Investments, and Note 20, Related Party Transactions, for additional information regarding certain of these investments.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
Premises and Equipment
Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the assets, whichever is shorter. Premises and equipment includes internally developed software. The carrying values of internally developed software ready for its intended use are depreciated over the remaining useful life.

Goodwill and Intangible Assets
Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.
Refer to Note 10, Goodwill and Other Intangible Assets, for further information.
Income Taxes
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

The tax benefit related to Leucadia dividends and dividend equivalents paid on non-vested share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax effects, are included in “Tax benefit (detriment) for issuance of share-based awards” on the Consolidated Statements of Changes in Equity. In the event tax benefits associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision.
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
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At February 28, 2015, we have reserved approximately $1.0 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods

Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Statements of Financial Condition.
Consolidation. In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This accounting change is effective in the second quarter of fiscal 2015. The guidance also requires new disclosures about certain transfers of financial assets accounted for as sales as well as increased transparency about the types of collateral pledged and remaining maturity of repurchase and securities lending agreements. The disclosure guidance related to certain transactions accounted for as sales is effective prospectively in the second quarter of fiscal 2015. The disclosure guidance related the types of

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

collateral pledged and remaining maturity of repurchase and securities lending agreements is effective prospectively in the third quarter of fiscal 2015. We do not expect this guidance to significantly affect our results of operations, financial condition or cash flows and will provide the additional disclosures in our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2018. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Adopted Accounting Standards
Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance was effective beginning in the first quarter of 2015. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.
Income Taxes. In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2013, and is applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this update, effective December 1, 2014, did not have a material effect on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis at February 28, 2015 and November 30, 2014 by level within the fair value hierarchy (in thousands):

	February 28, 2015
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,150,032	$209,338	$18,210	$—	$2,377,580
Corporate debt securities	—	3,399,249	30,735	—	3,429,984
Collateralized debt obligations	—	153,900	90,897	—	244,797
U.S. government and federal agency securities	3,783,645	106,427	—	—	3,890,072
Municipal securities	—	772,940	—	—	772,940
Sovereign obligations	1,522,227	1,057,623	333	—	2,580,183
Residential mortgage-backed securities	—	2,824,500	79,953	—	2,904,453
Commercial mortgage-backed securities	—	542,089	24,629	—	566,718
Other asset-backed securities	—	138,391	7,146	—	145,537
Loans and other receivables	—	1,349,201	111,410	—	1,460,611
Derivatives	96,660	5,083,829	46,136	(4,729,533)	497,092
Investments at fair value	—	3	169,961	—	169,964
Physical commodities	—	58,715	—	—	58,715
Total financial instruments owned	$7,552,564	$15,696,205	$579,410	$(4,729,533)	$19,098,646
Cash and cash equivalents	$3,339,965	$—	$—	$—	$3,339,965
Investments in managed funds	$—	$23,839	$30,840	$—	$54,679
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,186,319	$—	$—	$—	$3,186,319
Securities received as collateral	$4,821	$—	$—	$—	$4,821
Total Level 3 assets			$610,250
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,996,335	$60,034	$38	$—	$2,056,407
Corporate debt securities	—	1,766,453	—	—	1,766,453
U.S. government and federal agency securities	1,366,689	99,422	—	—	1,466,111
Sovereign obligations	707,844	659,846	—	—	1,367,690
Residential mortgage-backed securities	—	11,925	—	—	11,925
Loans	—	910,569	9,327	—	919,896
Derivatives	71,707	5,011,935	49,450	(4,810,751)	322,341
Total financial instruments sold, not yet purchased	$4,142,575	$8,520,184	$58,815	$(4,810,751)	$7,910,823
Obligation to return securities received as collateral	$4,821	$—	$—	$—	$4,821
Other secured financings	$—	$—	$65,602	$—	$65,602
Embedded conversion option	$—	$—	$825	$—	$825

(1)	There were no transfers between Level 1 and Level 2 for the three months ended February 28, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $434.8 million and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $810.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2014
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

(1)
At December 1, 2013, equity options presented within Financial instruments owned and Financial instruments sold, not yet purchased of $6.1 million and $6.6 million, respectively, were transferred from Level 1 to Level 2 as adjustments were incorporated into the valuation approach for such contracts to estimate the point within the bid-ask range that meets the best estimate of fair value.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $453.7 million and CFTC approved money market funds with a fair value of $545.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The following tables present information about our investments in entities that have the characteristics of an investment company at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$49,550	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	196	—	—
Fund of Funds (4)	340	94	—
Equity Funds (5)	40,403	25,670	—
Convertible Bond Funds (6)	3,470	—	At Will
Total (7)	$93,959	$25,764

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
High Yield Hedge Funds (3)	204	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Total (7)	$114,081	$26,117

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2015 and November 30, 2014, investments representing approximately 100% and 99%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

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

(4)
Includes investments in fund of funds that invest in various private equity funds. At February 28, 2015 and November 30, 2014, approximately 96% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At February 28, 2015 and November 30, 2014, investments representing approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(6)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The investment is redeemable with five days prior written notice.

(7)
Investments at fair value in Financial instruments owned in the Consolidated Statements of Financial Condition at February 28, 2015 and November 30, 2014 include $130.7 million and $128.8 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore not included within this table.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at February 28, 2015 and November 30, 2014, Other secured financings includes $5.6 million and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.
Embedded Conversion Option
The embedded conversion option presented within long-term debt represents the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and categorized as Level 3 within the fair value hierarchy. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia's common stock, the conversion strike price, 252-day historical volatility, a maturity date of November 1, 2017 (the first put date), dividend yield and the risk-free interest rate curve.
Pricing Information
At February 28, 2015 and November 30, 2014, our Financial instruments owned and Financial instruments sold, not yet purchased are measured using different valuation bases as follows:

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2015		November 30, 2014
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Exchange closing prices	11%	25%	12%	20%
Recently observed transaction prices	4%	3%	4%	2%
External pricing services	73%	64%	71%	69%
Broker quotes	4%	4%	4%	3%
Valuation techniques	8%	4%	9%	6%
	100%	100%	100%	100%

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2015 (in thousands):

	Three Months Ended February 28, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2015	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$63	$—	$(168)	$—	$—	$(2,649)	$18,210	$243
Corporate debt securities	55,918	(1,930)	469	(533)	—	—	(23,189)	30,735	(1,577)
Collateralized debt obligations	91,498	(16,022)	—	(13,519)	(1,296)	—	30,236	90,897	(15,886)
Sovereign obligations	—	13	—	(1)	—	—	321	333	12
Residential mortgage-backed securities	82,557	(2,863)	2,100	(1,375)	(23)	—	(443)	79,953	783
Commercial mortgage-backed securities	26,655	(531)	—	(382)	(6,864)	—	5,751	24,629	(1,369)
Other asset-backed securities	2,294	(167)	26	(1)	—	—	4,994	7,146	(167)
Loans and other receivables	97,258	(5,033)	40,019	(16,122)	(15,448)	—	10,736	111,410	(3,262)
Investments at fair value	95,389	1,299	5,010	(594)	(277)	—	69,134	169,961	1,304
Investments in managed funds	54,982	(24,496)	354	—	—	—	—	30,840	(24,495)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(115)	(6,683)	6,698	—	—	(123)	—	—
Net derivatives (2)	(4,638)	6,938	—	—	(58)	1,072	—	3,314	(8,771)
Loans	14,450	(39)	(2,877)	825	—	—	(3,032)	9,327	39
Other secured financings	30,825	—	—	—	(2,218)	36,995	—	65,602	—
Embedded conversion option	693	132	—	—	—	—	—	825	(132)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2015
During the three months ended February 28, 2015, transfers of assets of $205.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $35.3 million, commercial mortgage-backed securities of $10.3 million and other asset-backed securities of $5.0 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $16.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $64.5 million which have little to no transparency related to trade activity;

•	Corporate debt securities of $2.4 million, corporate equity securities of $1.7 million and investments at fair value of $69.2 million due to a lack of observable market transactions.
During the three months ended February 28, 2015, transfers of assets of $110.3 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $35.7 million and commercial mortgage-backed securities of $4.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $34.3 million and loans and other receivables of $5.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate debt securities of $25.6 million and corporate equity securities of $4.4 million due to an increase in observable market transactions.
During the three months ended February 28, 2015, there were transfers of loan liabilities of $3.0 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $49.7 million and net losses on Level 3 liabilities were $6.9 million for the three months ended February 28, 2015. Net losses on Level 3 assets were primarily due to decreased valuations of certain investments in managed funds, collateralized debt obligations, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities, partially offset by an increase in valuation of certain investments at fair value. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 28, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2014	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,393)	$134	$—	$—	$—	$3,716	$12,341	$(1,319)
Corporate debt securities	25,666	(2,014)	4,136	(624)	—	—	2,151	29,315	193
Collateralized debt obligations	37,216	10,184	76,511	(78,081)	(144)	—	20,342	66,028	5,662
Residential mortgage-backed securities	105,492	(1,626)	9,637	(13,703)	(1,755)	—	18,947	116,992	(2,097)
Commercial mortgage-backed securities	17,568	(3,032)	8,933	(14,645)	(50)	—	8,712	17,486	(958)
Other asset-backed securities	12,611	72	2,250	(2,048)	(83)	—	(10,427)	2,375	7
Loans and other receivables	145,890	(3,902)	36,213	(49,475)	(935)	—	1,041	128,832	(3,807)
Investments at fair value	101,242	24,889	22,500	(29,587)	—	—	(776)	118,268	24,889
Investments in managed funds	57,285	(2,859)	5,102	—	—	—	—	59,528	(2,859)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$8	$—	$411	$—	$—	$558	$1,015	$(8)
Net derivatives (2)	6,905	1,267	(1,327)	2,169	197	—	(3,438)	5,773	(1,267)
Loans	22,462	(153)	(18,913)	4,887	—	—	1,977	10,260	(153)
Other secured financings	8,711	—	—	—	—	21,683	—	30,394	—
Embedded conversion option	9,574	(1,967)	—	—	—	—	—	7,607	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned – Derivatives and Financial instruments sold, not yet purchased – Derivatives.
Analysis of Level 3 Assets and Liabilities for the three months ended February 28, 2014
During the three months ended February 28, 2014, transfers of assets of $91.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $38.1 million and commercial mortgage-backed securities of $9.0 million and other asset-backed securities of $1.8 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $7.4 million and corporate debt securities of $2.3 million due to lack of observable market transactions;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Collateralized debt obligations of $23.5 million which have little to no transparency related to trade activity.
During the three months ended February 28, 2014, transfers of assets of $47.3 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $19.1 million and commercial mortgage-backed securities of $0.2 million and other asset-backed securities of $12.2 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $3.3 million and loans and other receivables of $7.9 million and investments at fair value of $0.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.2 million due to an increase in observable market transactions.
During the three months ended February 28, 2014, there were transfers of loan liabilities of $2.9 million from Level 3 to Level 2 and transfers of $4.8 million from Level 2 to Level 3. There were $3.4 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in valuing the derivative contracts.
Net gains on Level 3 assets were $20.3 million and net gains on Level 3 liabilities were $0.8 million for the three months ended February 28, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, corporate debt securities, residential and commercial mortgage-backed securities, loans and other receivables and investments in managed funds. Net gains on Level 3 liabilities were primarily due to decreased valuations of the embedded conversion option, partially offset by increased valuations of certain loan positions.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2015 and November 30, 2014
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

February 28, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,210
Non-exchange traded securities		Market approach	EBITDA (a) multiple	3.5 to 8.6	4.4
		Scenario analysis	Estimated recovery percentage	78%	—
Corporate debt securities	$24,795
		Convertible bond model	Discount rate/yield	32%	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Collateralized debt obligations	$51,095	Discounted cash flows	Constant prepayment rate	0% to 20%	14%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	42%
			Yield	6% to 20%	13%
Residential mortgage-backed securities	$79,953	Discounted cash flows	Constant prepayment rate	2% to 50%	13%
			Constant default rate	2% to 100%	21%
			Loss severity	35% to 80%	52%
			Yield	1% to 13%	6%
Commercial mortgage-backed securities	$24,629	Discounted cash flows	Yield	8% to 22%	14%
			Cumulative loss rate	2% to 73%	16%
		Scenario analysis	Estimated recovery percentage	81%	—
Other asset-backed securities	$7,146	Discounted cash flows	Constant prepayment rate	4% to 6%	4%
			Constant default rate	3% to 4%	4%
			Loss severity	50% to 60%	52%
			Yield	6% to 7%	6%
Loans and other receivables	$102,034	Comparable pricing	Comparable bond or loan price	$100 to $101	$100.5
		Market approach	Yield	3% to 9%	7%
			EBITDA (a) multiple	8.2	—
		Scenario analysis	Estimated recovery percentage	10% to 81%	37%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Derivatives	46,136
Foreign exchange options		Option Model	Volatility	12% to 23%	15%
Commodity forwards		Discounted cash flows	Discount rate	20%	—
Unfunded commitment		Comparable pricing	Comparable loan price	$71 to $100	$99.0
			Yield	8%	—
Investments at fair value
Private equity securities	$9,179	Market approach	Transaction Level	$57	—
Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,450
Foreign exchange options		Option model	Volatility	12% to 23%	15%
Unfunded commitment		Comparable pricing	Comparable loan price	$71 to $100	$78.6
		Market approach	Yield	5% to 8%	8%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Loans and other receivables	$9,327	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$65,602	Comparable pricing	Comparable loan price	$82 to $100	$98.9
Embedded conversion option	$825	Option valuation model	Historical volatility	20%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option Model	Volatility	13% to 23%	—
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value	$8,500
Private equity securities		Market approach	Transaction level	$50	—
Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitment		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—
Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81-$100	$98.7
Embedded conversion option	$693	Option valuation model	Historical volatility	18.9%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2015 and November 30, 2014, asset exclusions consisted of $216.2 million and $180.0 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance contracts, derivatives and certain corporate loans. At February 28, 2015 and November 30, 2014, liability exclusions consisted of $0 and $0.3 million, respectively of corporate loan commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Financial Instruments Owned:
Loans and other receivables	$5,389	$4,467
Financial Instruments Sold:
Loans	$(1,022)	$(462)
Loan commitments	(7,166)	(2,357)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	February 28, 2015	November 30, 2014
Financial Instruments Owned:
Loans and other receivables (1)	$426,425	$403,119
Loans and other receivables greater than 90 days past due (1)	28,829	5,594
Loans and other receivables on nonaccrual status (1) (2)	(36,471)	(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $14.1 million and $0 at February 28, 2015 and November 30, 2014, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $285.7 million and $274.6 million at February 28, 2015 and November 30, 2014, respectively.

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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 4, Fair Value Disclosures and Note 17, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
The following tables present the fair value and related number of derivative contracts at February 28, 2015 and November 30, 2014 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. See Note 6, Collateralized Transactions for information related to offsetting of certain secured financing transactions. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$7,257	74,982	$3,983	120,525
Cleared OTC	1,881,757	2,433	1,865,499	2,482
Bilateral OTC	799,302	1,420	764,478	1,126
Foreign exchange contracts
Exchange-traded	—	587	—	302
Bilateral OTC	1,366,539	13,551	1,327,400	12,565
Equity contracts
Exchange-traded	775,242	1,908,334	734,700	1,888,515
Bilateral OTC	60,811	1,528	103,898	909
Commodity contracts
Exchange-traded	88,501	937,820	67,164	943,863
Bilateral OTC	157,317	3,411	148,027	4,259
Credit contracts
Cleared OTC	79,540	102	84,075	88
Bilateral OTC	10,359	38	33,868	42
Total gross derivative assets/ liabilities:
Exchange-traded	871,000		805,847
Cleared OTC	1,961,297		1,949,574
Bilateral OTC	2,394,328		2,377,671
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(804,823)		(804,823)
Cleared OTC	(1,903,362)		(1,903,362)
Bilateral OTC	(2,021,348)		(2,102,566)
Net amounts per Consolidated Statements of Financial Condition (3)	$497,092		$322,341

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The following table presents unrealized and realized gains (losses) on derivative contracts for the three months ended February 28, 2015 and 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended
Gains (Losses)	February 28, 2015	February 28, 2014
Interest rate contracts	$(42,793)	$(5,118)
Foreign exchange contracts	15,172	6,067
Equity contracts	71,041	(96,236)
Commodity contracts	14,491	16,186
Credit contracts	(6,042)	(3,878)
Total	$51,869	$(82,979)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$57,079	$2,674	$23,599	$(2,915)	$80,437
Equity swaps and options	8,894	31,585	5,657	—	46,136
Credit default swaps	—	—	7,442	(254)	7,188
Total return swaps	10,135	377	—	(299)	10,213
Foreign currency forwards, swaps and options	376,842	48,591	90	(23,179)	402,344
Interest rate swaps, options and forwards	45,809	178,897	125,598	(68,866)	281,438
Total	$498,759	$262,124	$162,386	$(95,513)	827,756
Cross product counterparty netting					(21,605)
Total OTC derivative assets included in Financial instruments owned					$806,151

(1)	At February 28, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $67.9 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 28, 2015, cash collateral received was $377.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$68,406	$254	$5,377	$(2,915)	$71,122
Equity swaps and options	4,670	59,118	19,452	—	83,240
Credit default swaps	254	6,242	2,103	(254)	8,345
Total return swaps	15,733	1,412	—	(299)	16,846
Foreign currency forwards, swaps and options	326,435	60,213	—	(23,179)	363,469
Fixed income forwards	431	—	—	—	431
Interest rate swaps, options and forwards	50,381	106,084	143,283	(68,866)	230,882
Total	$466,310	$233,323	$170,215	$(95,513)	774,335
Cross product counterparty netting					(21,605)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$752,730

(1)	At February 28, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $28.0 million, which are not included in this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 28, 2015, cash collateral pledged was $458.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At February 28, 2015, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$508,060
BBB- to BBB+	107,645
BB+ or lower	94,772
Unrated	95,674
Total	$806,151

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2015 and November 30, 2014 is $298.6 million and $269.0 million, respectively, for which we have posted collateral of $279.0 million and $234.6 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2015 and November 30, 2014, we would have been required to post an additional $36.5 million and $55.1 million, respectively, of collateral to our counterparties.

Note 6. Collateralized Transactions
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
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2015 and November 30, 2014, the approximate fair value of securities received as collateral by us that may be sold or repledged was $23.1 billion and $25.8 billion, respectively. At February 28, 2015 and November 30, 2014, a substantial portion of the securities received by us had been sold or repledged.
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 28,

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2015 and November 30, 2014, $4.8 million and $5.4 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
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
The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands). See Note 5, Derivative Financial Instruments, for information related to offsetting of derivatives.

	February 28, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,566,376	$—	$6,566,376	$(526,142)	$(766,832)	$5,273,402
Reverse repurchase agreements	11,109,009	(7,363,321)	3,745,688	(236,325)	(3,450,577)	58,786
Liabilities
Securities lending arrangements	$3,173,512	$—	$3,173,512	$(526,142)	$(2,616,154)	$31,216
Repurchase agreements	18,686,688	(7,363,321)	11,323,367	(236,325)	(10,039,131)	1,047,911

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

(3)
Amounts include $5,241.5 million of securities borrowing arrangements, for which we have received securities collateral of $5,093.8 million, and $1,038.8 million of repurchase agreements, for which we have pledged securities collateral of $1,073.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

(4)
Amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $3,186.3 million and $3,444.7 million at February 28, 2015 and November 30, 2014, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies as an FCM to segregation requirements.

Note 7. Securitization Activities
We engage in securitization activities related to corporate loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 8, Variable Interest Entities for further discussion on variable interest entities and our determination of the primary beneficiary.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Transferred assets	$1,562.9	$1,626.9
Proceeds on new securitizations	1,564.5	1,628.1
Cash flows received on retained interests	2.4	8.5
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2015 and November 30, 2014.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,742.9	$403.7
U.S. government agency commercial mortgage-backed securities	3,519.5	97.9
Collateralized loan obligations	4,169.9	53.3

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4
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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-marking activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 8, Variable Interest Entities.
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $5.6 million and $5.6 million, respectively, at February 28, 2015 and $7.8 million and $7.8 million, respectively, at November 30, 2014. The related liabilities do not have recourse to our general credit.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 8. Variable Interest Entities
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2015 and November 30, 2014 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2015		November 30, 2014
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	65.6	0.3	62.7	0.3
Securities purchased under agreement to resell (1)	795.4	—	575.2	—
Fees, interest and other receivables	0.4	—	0.4	—
	$861.4	$0.5	$638.3	$0.5
Other secured financings (2)	$860.6	$—	$637.7	$—
Other liabilities	0.8	0.2	0.6	0.2
	$861.4	$0.2	$638.3	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $5.6 million and $39.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 28, 2015 and November 30, 2014, respectively.

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
We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities, and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$75.4	$—	$817.9	$8,125.2
Consumer loan financing vehicles	175.3	—	758.8	411.6
Asset management vehicle (1)	6.0	—	6.0	199.6
Private equity vehicles (2)	23.7	—	48.3	70.8
Total	$280.4	$—	$1,631.0	$8,807.2

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan financing vehicles	170.6	—	797.8	485.2
Asset management vehicle (1)	11.3	—	11.3	432.3
Private equity vehicles (2)	44.3	—	59.2	92.8
Total	$360.2	$—	$1,795.2	$8,747.4

(1)
Assets consist of equity interests, which are included within Investments in managed funds, and accrued management and performance fees, which are included within Receivables: Fees, interest and other.

(2)	Assets consist of equity interests, which are included within Investments in managed funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
In addition, we own variable interests in CLOs previously managed by us. Our variable interests consist of debt securities and a right to a portion of the CLOs’ management and incentive fees. Our exposure to loss from these CLOs is limited to our investments in the debt securities held. Management and incentive fees are accrued as the amounts become realizable. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.

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
Asset Management Vehicles. We manage the Jefferies Umbrella Fund, an "Umbrella structure" company that invests primarily in convertible bonds and enables investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Accounting changes to consolidation standards under U.S. GAAP have been deferred for entities that are considered to be investment companies; accordingly, consolidation continues to be determined under a risk and reward model. The Jefferies Umbrella Fund is subject to the deferral guidance and we are not the primary beneficiary at February 28, 2015 and November 30, 2014 under the risk and reward model. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. See Note 3, Accounting Developments, for a discussion of ASU 2015-02, which will eliminate the deferral guidance upon adoption.
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund L.P.”). At February 28, 2015 and November 30, 2014, we funded approximately $60.4 million and $60.1 million, respectively, of our commitment. The carrying amount of our equity investment was $22.7 million and $43.1 million at February 28, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.0 million and $1.2 million at February 28, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.
We have provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. At February 28, 2015, the carrying value and maximum exposure

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

to loss of the guarantee was $0 and $10.0 million, respectively. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
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

At February 28, 2015 and November 30, 2014, we held $2,729.5 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $930.1 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.
Note 9. Investments
We have investments in Jefferies Finance, LLC (“Jefferies Finance”) and Jefferies LoanCore LLC (“Jefferies LoanCore”). Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
On October 7, 2004, we entered into an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) and Babson Capital Management LLC (“Babson Capital”) to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market.
At February 28, 2015, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At February 28, 2015, we have funded $506.7 million of our $600.0 million commitment, leaving

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

$93.3 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary amounts totaling $700.0 million and $300.0 million, respectively, at February 28, 2015. Committed advances are shared equally between us and MassMutual, while discretionary advances may be funded disproportionately if so agreed between MassMutual and us. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At February 28, 2015 and November 30, 2014, we have funded $0 and $0, respectively, of each of our $350.0 million commitments. During the three months ended February 28, 2015 and 2014, $0.5 million and $0.5 million of interest income, respectively, and unfunded commitment fees and $0.4 million and $0.7 million, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2015	November 30, 2014
Total assets	$5,983.8	$5,954.0
Total liabilities	4,970.4	4,961.7
Total equity	1,013.4	992.3
Our total equity balance	506.7	496.0
The net earnings of Jefferies Finance were $21.1 million and $29.1 million for the three months ended February 28, 2015 and 2014, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $15.6 million and $47.6 million during the three months ended February 28, 2015 and 2014, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.7 million and $4.3 million during the three months ended February 28, 2015 and 2014, respectively, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
During the three months ended February 28, 2014, we acted as placement agent in connection with a CLO managed by Jefferies Finance for which we recognized fees of $0.4 million, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At February 28, 2015 and November 30, 2014, we held securities issued by CLOs managed by JFIN, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into a derivative contract with Jefferies Finance whose underlying is based on certain securities issued by the CLO.
Under a service agreement, we charged Jefferies Finance $27.8 million and $21.7 million for services provided during the three months ended February 28, 2015 and 2014, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $15.5 million and $41.5 million at February 28, 2015 and November 30, 2014, respectively.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At February 28, 2015 and November 30, 2014, we had funded $237.0 million and $200.9 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	February 28, 2015	November 30, 2014
Total assets	$2,043.0	$1,500.9
Total liabilities	1,417.2	962.7
Total equity	625.8	538.2
Our total equity balance	303.5	261.0
The net earnings of Jefferies LoanCore were $20.0 million and $5.0 million for the three months ended February 28, 2015 and 2014, respectively.
Under a service agreement, we charged Jefferies LoanCore $47,400 and $0.1 million for the three months ended February 28, 2015 and 2014, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $15,800 and $8,900 at February 28, 2015 and November 30, 2014, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.4 million and $0.3 million, respectively, during the three months ended February 28, 2015 and 2014, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $25.8 million and $48.9 million at February 28, 2015 and November 30, 2014, respectively. We account for these investments at fair value (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $23.5 million and $1.4 million for the three months ended February 28, 2015 and 2014, respectively, and are included in Asset management fees and investment income (loss) from managed funds on the Consolidated Statements of Earnings.

At February 28, 2015, our outstanding commitment relating to JCP Fund V was $16.5 million. At February 28, 2015 and November 30, 2014, we were committed to invest equity of up to $85.0 million in JCP Fund V.

The following is a summary of selected financial information for 100% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	December 31, 2014 (1)
Total assets	73,261
Total liabilities	66
Total partners' capital	73,195

	Three months ended December 31, 2014 (1)	Three months ended December 31, 2013 (1)
Net decrease in net assets resulting from operations	(65,700)	(2,947)

(1)
 Financial information for JCP Fund V within our financial position and results of operations at February 28, 2015 and November 30, 2014 and for three months ended February 28, 2015 and 2014 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	February 28, 2015	November 30, 2014
Capital Markets	$1,658,384	$1,659,636
Asset Management	3,000	3,000
Total goodwill	$1,661,384	$1,662,636
The following table is a summary of the changes to goodwill for the three months ended February 28, 2015 (in thousands):

Balance at November 30, 2014	$1,662,636
Add: Translation adjustments	(1,252)
Balance at February 28, 2015	$1,661,384
Intangible Assets
The following tables present the gross carrying amount, impairment losses, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$128,171	$(28,552)	$99,619	13.5
Trade name	131,779	(7,530)	124,249	33.0
Exchange and clearing organization membership interests and registrations	14,501	—	14,501	N/A
	$274,451	$(36,082)	$238,369

	November 30, 2014			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$128,323	$(26,402)	$101,921	13.7
Trade name	132,009	(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,528	—	14,528	N/A
	$274,860	$(33,079)	$241,781
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $3.1 million and $3.2 million for the three months ended February 28, 2015 and 2014, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2015	$9,148
Year ended November 30, 2016	12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities which must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at February 28, 2015 and November 30, 2014 were $412.0 million and $12.0 million, respectively. At February 28, 2015, the interest rate on short-term borrowings outstanding is 1.34% per annum. Average daily short-term borrowings outstanding for the three months ended February 28, 2015 and February 28, 2014 were $39.0 million, and $12.0 million, respectively.
Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015	November 30, 2014
Unsecured Long-Term Debt
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	$505,851	$507,944
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	360,702	363,229
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	839,383	842,359
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	826,229	832,797
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	558,601	620,725
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	849,568	853,091
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,956	4,379
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	622,716	623,311
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	381,073	381,515
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	349,100	349,261
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,969	513,046
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,885	421,960
	$6,232,033	$6,313,617
Secured Long-Term Debt
Credit facility (2)	205,000	170,000
	$6,437,033	$6,483,617

(1)
The value of the 3.875% Convertible Senior debentures at February 28, 2015 and November 30, 2014 includes the fair value of the conversion feature of $0.8 million and $0.7 million, respectively. The change in fair value of the conversion feature is included within Principal transaction revenues in the Consolidated Statements of Earnings and amounted to a gain of $0.1 million and $2.0 million for the three months ended February 28, 2015 and 2014.

(2)	On June 26, 2014, we amended and restated the Credit Facility to extend the terms until June 26, 2017.

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At March 12, 2015, each $1,000 debenture is currently convertible into 22.2523 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.94 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt on the Consolidated Statements of Financial Condition.
Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies is the surviving entity, and therefore, is a borrower under the Credit Facility. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At February 28, 2015 and November 30, 2014, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility.
Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015	November 30, 2014
Global Equity Event Opportunity Fund, LLC (1)	$34,021	$33,303
Other	5,698	5,545
Noncontrolling interests	$39,719	$38,848

(1)	At February 28, 2015, $26.0 million of the noncontrolling interests are attributed to Leucadia. At November 30, 2014, $25.4 million of the noncontrolling interests are attributed to Leucadia
Noncontrolling ownership interests in consolidated subsidiaries are presented in the accompanying Consolidated Statements of Financial Condition within Equity as a component separate from Member’s equity. Net Earnings in the accompanying Consolidated Statements of Earnings includes earnings attributable to both our equity investor and the noncontrolling interests.

Note 14. Benefit Plans
U.S. Pension Plan. We maintain a defined benefit pension plan, Jefferies Group LLC Employees’ Pension Plan (the “U.S. Pension Plan”), which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and covers certain of our employees. Under the U.S. Pension Plan, benefits to participants are based on years of service and the employee’s career average pay. Effective December 31, 2005, benefits under the U.S. Pension Plan were frozen with no further benefit accruing to participants for future service after December 31, 2005.
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $16.0 million and $18.1 million at February 28, 2015 and November 30, 2014, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The components of net periodic pension (income)/cost for our pension plans are as follows (in thousands):

U.S. Pension Plan	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Components of net periodic pension (income) cost:
Service cost	$63	$56
Interest cost on projected benefit obligation	585	607
Expected return on plan assets	(848)	(789)
Net amortization	—	(36)
Net periodic pension income	$(200)	$(162)

German Pension Plan	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Components of net periodic pension cost:
Service cost	$—	$11
Interest cost on projected benefit obligation	136	221
Net amortization	84	62
Net periodic pension cost	$220	$294
Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan or the German Pension Plan during the three months ended February 28, 2015 and we do not expect to make any contributions to the plans during the remainder of the fiscal year.
Note 15. Compensation Plans
Leucadia sponsors our following share-based compensation plans: incentive compensation plan, employee stock purchase plan and the deferred compensation plan. The outstanding and future share-based awards relating to these plans relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Components of compensation cost:
Restricted cash awards	$55.3	$43.2
Restricted stock and RSUs (1)	25.5	31.9
Profit sharing plan	3.3	3.4
Total compensation cost	$84.1	$78.5

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation in DCP shares. This compensation cost was approximately $48,000 and $38,000 for the three months ended February 28, 2015 and 2014, respectively.

Remaining unamortized amounts related to certain compensation plans at February 28, 2015 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$70.8	1.9
Restricted cash awards	354.1	3
Total	$424.9
The following are descriptions of the compensation plans.

Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. Restricted stock units (“RSUs”) give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. Awards issued and outstanding related to the Incentive Plan relate to shares of Leucadia.
Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions, and are amortized over the service period if we determine that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2014 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that will vest.
Employee Stock Purchase Plan. There is also an Employee Stock Purchase Plan (“ESPP”) which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).
Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
Note 16. Income Taxes
At February 28, 2015 and November 30, 2014, we had approximately $118.3 million and $126.7 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $79.0 million and $84.5 million at February 28, 2015 and November 30, 2014, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At February 28, 2015 and November 30, 2014, we had interest accrued of approximately $30.4 million and $30.6 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the three months ended February 28, 2015 and the year ended November 30, 2014.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
California	2006
Connecticut	2006
New Jersey	2007
New York State	2001
New York City	2003
United Kingdom	2013
Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at February 28, 2015 (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.2	$0.8	$—	$171.8	$181.8
Loan commitments (1)	44.6	421.7	188.9	48.3	—	703.5
Mortgage-related and other purchase commitments	1,123.1	1,315.6	126.2	—	—	2,564.9
Forward starting reverse repos and repos	2,034.9	—	—	—	—	2,034.9
Other unfunded commitments (1)	30.0	—	—	—	21.9	51.9
	$3,232.6	$1,746.5	$315.9	$48.3	$193.7	$5,537.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.
The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration at February 28, 2015. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2015	2016-2020	2021 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Non-investment grade.	$—	$167.6	$—	$167.6	$2.8	$164.8
Unrated	128.0	643.0	—	771.0	232.3	538.7
Total	$128.0	$810.6	$—	$938.6	$235.1	$703.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)
The corporate lending exposure at fair value includes $262.0 million of funded loans included in Financial instruments owned—Loans and Loans to and investments in related parties, and a $26.9 million net liability related to lending commitments recorded in Financial instruments sold, not yet purchased—Derivatives and Financial instruments owned—Derivatives in the Consolidated Statement of Financial Condition at February 28, 2015.

(3)	Represents the notional amount of unfunded lending commitments.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At
 February 28, 2015, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.0 million.
See Note 10, Investments for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at February 28, 2015, we had other outstanding equity commitments to invest up to $4.5 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At
 February 28, 2015, we had $353.5 million of outstanding loan commitments to clients.

Loan commitments outstanding at February 28, 2015, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $154.9 million at February 28, 2015.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contingencies
Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group Inc. became a wholly owned subsidiary of Leucadia National Corporation. The class actions named as defendants Leucadia, Jefferies Group, certain members of our board of directors, certain members of Leucadia’s board of directors and, in certain of the actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement provide for an aggregate payment of $70.0 million by Leucadia, who will bear the costs of the settlement, to certain former equity holders of Jefferies Group Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court. The settlement resolves all of the class-action claims in Delaware, and releases the claims brought in New York.
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements include an aggregate $25.0 million in payments, of which approximately $11.0 million constituted payments to trading counterparties impacted by those activities, approximately $10.0 million of which was a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which is a fine payable to the SEC. At February 28, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $1.0 million. Additionally, in April 2014, pursuant to an undertaking required by the SEC settlement, Jefferies retained an Independent Compliance Consultant (ICC).  The ICC's review concluded in January 2015 upon the submission of its final report to the SEC and our adoption of the recommendations contained therein.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2015 (in millions):

	Expected Maturity Date
Guarantee Type:	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout
Derivative contracts—non-credit related	$37,182.4	$2,241.6	$561.4	$699.1	$438.9	$41,123.4
Written derivative contracts—credit related	2.0	—	—	2,762.2	84.0	2,848.2
Total derivative contracts	$37,184.4	$2,241.6	$561.4	$3,461.3	$522.9	$43,971.6
At February 28, 2015 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$2,772.2	$—	$—	$—	$—	$—	$2,772.2
Single name credit default swaps	$—	$—	$—	$12.0	$64.0	$—	$76.0
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2015, the fair value of derivative contracts meeting the definition of a guarantee is approximately $567.1 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to a SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At February 28, 2015, the maximum amount payable under these guarantees is $31.0 million.
Standby Letters of Credit. At February 28, 2015, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $45.9 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
Note 18. Net Capital Requirements
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority ("FINRA"), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies is also registered as an FCM, and is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At February 28, 2015, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$954,261	$837,399
Jefferies Execution	7,132	6,882
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are authorized and regulated by the Financial Conduct Authority in the U.K.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 19. Segment Reporting
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

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Capital Markets:
Net revenues	$562.5	$876.9
Expenses	$572.3	$705.7
Asset Management:
Net revenues	$29.2	$22.1
Expenses	$6.5	$11.1
Total:
Net revenues	$591.7	$899.0
Expenses	$578.8	$716.8
The following table summarizes our total assets by segment at February 28, 2015 and November 30, 2014 (in millions):

	February 28, 2015	November 30, 2014
Segment assets:
Capital Markets	$43,165.2	$44,002.6
Asset Management	621.5	515.0
Total assets	$43,786.7	$44,517.6
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Americas (1)	$436,786	$693,055
Europe (2)	139,206	186,791
Asia	15,680	19,182
Net revenues	$591,672	$899,028

(1)	Substantially all relates to U.S. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)	Substantially all relates to U.K. results.
Note 20. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2015 and November 30, 2014, loans to and/or equity investments in Private Equity Related Funds were in aggregate $35.9 million and $60.7 million, respectively. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Other revenues and investment income (loss)	$(25,159)	$(2,491)
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At February 28, 2015 and November 30, 2014, we have commitments to purchase $356.4 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
Harbinger Group Inc. As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by Harbinger of $248.1 million and $232.0 million at February 28, 2015 and November 30, 2014, respectively. Additionally, we recognized revenue of $0.4 million during the three months ended February 28, 2015 in connection with a stock purchase transaction.
National Beef Packaging Company, LLC (“National Beef”). We act as an FCM for National Beef, which is partially owned by Leucadia. At February 28, 2015 and November 30, 2014, we had a customer payable to National Beef of $5.7 million and $4.1 million, respectively. During the three months ended February 28, 2015, we recognized commissions of $0.2 million.
Officers, Directors and Employees. At February 28, 2015 and November 30, 2014, we had $23.3 million and $20.1 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At February 28, 2015 and November 30, 2014, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services which, for the three months ended February 28, 2015 and 2014 amounted to $5.1 million and $8.0 million, respectively. At February 28, 2015 and November 30, 2014, we had a receivable from Leucadia of $14.2 million and $10.9 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At February 28, 2015 and November 30, 2014, we had a payable to Leucadia of $1.2 million and $41.5 million, respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•	We have a tax sharing agreement with Leucadia, for which any amounts outstanding are included in Other assets in the Consolidated Statements of Financial Condition.

•
At February 28, 2015 and November 30, 2014, $26.0 million and $25.4 million, respectively, of the total noncontrolling interests in asset management entities that are consolidated by us are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Investment banking and advisory	$21,000	$—
Asset management	184	—
Commissions	36	—

•	On February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Subsequent Events

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we have agreed to enter into a total return swap with respect to other over-the-counter transactions which will not be transferred, which is intended to replicate the economics of such non-transferred over-the-counter transactions. The transfer is subject to customary closing conditions for a transaction of this nature. We anticipate that the completion of this transaction will occur during the second quarter of 2015. We are not able to estimate, at this time, the total assets and liabilities that will be transferred as such amounts will fluctuate based on daily client activity through the date of closing.
In addition, we expect to terminate our $750.0 million Credit Facility shortly after the closing of the above transaction. Upon termination of the Credit Facility, unamortized deferred origination costs of $5.4 million will be expensed.
We also have concurrently initiated a plan to exit the remaining aspects of our existing Futures business and to terminate the remaining client agreements with respect to exchange transactions. We estimate that we will incur pre-tax costs of approximately $91.2 million in connection with this plan, primarily over the remainder of the 2015 fiscal year. These costs are primarily composed of compensation and benefits expenses, including severance costs, retention awards and amortization expense for existing restricted stock and restricted cash compensation awards, technology costs associated with contract closures and accelerated capitalized software amortization. We expect the effect of these costs to be approximately $65.8 million on an after-tax basis. Of the total estimated costs, $23.0 million are of a non-cash nature.
FXCM Holdings, LLC. On April 1, 2015, we entered into an agreement (the “Agreement”) with FXCM Holdings, LLC and its subsidiary, Faros Trading, LLC (“Faros”) to acquire their agency foreign exchange business and, in connection therewith, to hire certain employees of Faros. The Agreement, the consideration for which is contingent on net profits, if any, from the operation of the business through November 30, 2017, is expected to close during the second quarter of 2015. We do not believe this transaction will have a material impact on our financial position or results of operations.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2014 and filed with the SEC on January 29, 2015;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2014.
Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Net revenues	$591,672	$899,028
Non-interest expenses	578,788	716,759
Earnings before income taxes	12,884	182,269
Income tax expense	331	66,877
Net earnings	12,553	115,392
Net earnings to noncontrolling interests	871	2,960
Net earnings attributable to Jefferies Group LLC	11,682	112,432
Effective tax rate	2.6%	36.7%
Executive Summary

Net revenues for the three months ended February 28, 2015 decreased $307.4 million, or 34.2%, to $591.7 million compared with $899.0 million for the three months ended February 28, 2014. The decrease primarily reflects lower revenues in our fixed income and investment banking businesses as a result of fewer new issuances in leveraged finance capital markets and lower levels of trading activity due to challenging market conditions and global economic pressures. Results in the three months ended February

JEFFERIES GROUP LLC AND SUBSIDIARIES

28, 2015 reflect higher revenues in our equities business, including unrealized gains of $34.6 million from our investment in KCG Holdings, Inc. (“Knight”) compared with unrealized losses of $13.1 million in aggregate in the prior year quarter from our investments in Knight and Harbinger Group Inc., the latter of which we sold to Leucadia in March 2014. Net revenues also included investment losses from managed funds of $23.8 million in the three months ended February 28, 2015, primarily due to lower valuations in the energy and shipping sectors, compared with investment income of $0.5 million in the prior year quarter.

Non-interest expenses for the three months ended February 28, 2015 decreased $138.0 million, or 19.2%, to $578.8 million compared with $716.8 million for the three months ended February 28, 2014, primarily reflecting a decline in Compensation and benefits expense. Compensation and benefits expense of $365.2 million declined 28.1% commensurate with the decline in net revenues. Compensation and benefits expenses as a percentage of Net revenues was 61.7% for the three months ended February 28, 2015 compared with 56.5% in the prior year quarter. Non-compensation expenses for the three months ended February 28, 2015 were $213.6 million, an increase of $4.7 million, or 2.3%.

At February 28, 2015, we had 3,936 employees globally, an increase of 98 employees from our headcount at February 28, 2014 of 3,838. Since February 28, 2014, our headcount has modestly expanded, primarily in our investment banking and equities businesses in Europe. These increases were partially offset by headcount reductions due to corporate services outsourcing.

On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A., the transfer of which is expected to close in the second quarter of 2015. In addition, we expect to primarily exit the remainder of our futures and commodities activities. We estimate that we will incur approximately $65.8 million in costs on an after-tax basis in connection with the transfer and the exit of these activities. Global net revenues from this business activity for the three months ended February 28, 2015 and 2014, which are included within our Fixed income results, were $55.9 million and $47.2 million, respectively. This is comprised of commissions, principal transaction revenues and net interest revenues. For further information, refer to Note 21. Subsequent Events in our consolidated financial statements and to Part II, Item 5. Other Information contained within this Quarterly Report on Form 10-Q.
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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three months ended February 28, 2015 and 2014:

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended February 28, 2015		Three Months Ended February 28, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$203,479	34.4%	$188,823	21.0%
Fixed income	126,035	21.3	285,928	31.8
Total sales and trading	329,514	55.7	474,751	52.8
Equity	79,071	13.4	94,738	10.5
Debt	60,876	10.3	173,038	19.3
Capital markets	139,947	23.7	267,776	29.8
Advisory	132,048	22.3	146,544	16.3
Total investment banking	271,995	46.0	414,320	46.1
Asset management fees and investment income (loss) from managed funds:
Asset management fees	13,985	2.4	9,446	1.0
Investment income (loss) from managed funds	(23,822)	(4.1)	511	0.1
Total	(9,837)	(1.7)	9,957	1.1
Net revenues	$591,672	100.0%	$899,028	100.0%

(1)	Amounts represent Revenues by Source as a percentage of Net revenues.
Net Revenues

Net revenues for the three months ended February 28, 2015 of $591.7 million decreased 34.2% from the prior year quarter. The decrease primarily reflects lower revenues in our fixed income and investment banking businesses as a result of fewer new issuances in leveraged finance capital markets and lower levels of trading activity due to challenging market conditions and global economic pressures. Investment banking revenues for the three months ended February 28, 2015 of $272.0 million were down 34.4% compared with the prior year quarter due to a decrease in debt and equity capital markets revenues, as well as lower advisory revenues. Overall, capital markets revenues of $139.9 million decreased 47.7% from the prior year quarter, primarily due to lower transaction volume, primarily in the leveraged finance capital markets. Fixed income revenues for the three months ended February 28, 2015 of $126.0 million were down 55.9% compared with the prior year quarter, primarily due to tighter trading conditions across most core businesses, partially offset by solid performance from our international rates business. Results in the three months ended February 28, 2015 reflect higher revenues in our equities business of $203.5 million, up 7.8% compared with the prior year quarter, which includes unrealized gains of $34.6 million from our investment in KCG Holdings, Inc. (“Knight”) compared with unrealized losses of $13.1 million in aggregate in the prior year quarter from our investments in Knight and Harbinger Group Inc. (“Harbinger”), the latter of which we sold to Leucadia in March 2014. European revenues were the highest quarter on record and Asian revenues were the third highest quarter on record in the three months ended February 28, 2014. Net revenues from our asset management business also included losses of $9.8 million in the three months ended February 28, 2015 compared with income of $10.0 million in the prior year quarter.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC ("Jefferies Finance") and Jefferies LoanCore, LLC ("LoanCore"), which are accounted for under the equity method, as well changes in the value of our investments in Knight and Harbinger. Subsequent to February 28, 2014, we sold our investment in Harbinger to Leucadia at fair market value.

Total equities revenue was $203.5 million for the three months ended February 28, 2015, an increase of $14.7 million, or 7.8% compared with $188.8 million for the three months ended February 28, 2014. The results for the three months ended February 28, 2015 include unrealized gains of $34.6 million from our investment in Knight compared with unrealized losses of $13.1 million in aggregate in the prior year quarter from our investments in Knight and Harbinger, the latter of which we sold to Leucadia in March 2014. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014.
During the three months ended February 28, 2015, U.S. equity market conditions were characterized by a continual upward trend in U.S. stock prices, with economic data largely meeting expectations and the outlook for monetary policy remaining favorable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 3.6%, 1.8% and 1.7%, respectively. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. The performance from our electronic trading platform has contributed to the increase in commission revenues, partially offset by a decrease in customer flows on our U.S. and Europe equity cash desks as a result of reduced trading volumes, which was in line with a decrease in exchange trading volumes. The first quarter of 2014 was characterized by market volatility and stock prices generally rallied. As a result, commission revenues for the 2014 period were driven by customer flows on our U.S and Europe equity cash, electronic trading, equity options and convertible desks.

Equities revenues from our Jefferies Finance joint venture decreased during the three months ended February 28, 2015 as compared to the prior year quarter due to fewer loan closings and syndications by the venture over the comparable period, while revenues from the LoanCore joint venture increased during the three month period ended February 28, 2015 as compared to the prior year quarter due to higher loan closings and securitizations by the venture over the comparable period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Total fixed income revenue was $126.0 million for the three months ended February 28, 2015, a decrease of $159.9 million, or 55.9% compared with $285.9 million in the three months ended February 28, 2014. The decrease in revenues was primarily due to tighter trading conditions across most core businesses, partially offset by increased revenues in our international rates business.

During the three months ended February 28, 2015, the fixed income markets were impacted at various points by geopolitical concerns in the Middle East, a new government in Greece raising the specter of Greek default, and economic uncertainty caused by volatility in currency and energy markets. This added uncertainty with respect to growth of the U.S. economy and uncertainty as to timing of potential interest rate increases by the Federal Reserve. Additionally, this, combined with extremely low rates globally, drove investors to seek spread and yield primarily in more liquid instruments. As a result, transaction volumes and revenues improved in our international rates business. Other of our fixed income businesses have been slower to rebound as investors have been concentrating on the most liquid securities. Additionally, credit spread tightening and expectations of future rate increases resulted in lower trading volumes and revenues from our U.S. and international mortgages and municipal securities businesses. The uncertainty in the global economy coupled with lower energy prices put downward pressure on global high yield bonds, especially less liquid and higher yielding bonds. We also experienced a decline in trading volumes as, mentioned earlier, investor focus was centered on liquidity at the expense of yield. The global market uncertainty also drove lower revenues in emerging markets, particularly for markets with dependence on the energy economy. Futures sales and trading revenues during the first quarter of 2015 increased slightly, primarily with respect to foreign currency trading, as directional volatility returned.
Investment Banking Revenue

We provide a full range of capital markets and financial advisory services to our clients across most industry sectors across the Americas, Europe and Asia. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Equity	$79,071	$94,738
Debt	60,876	173,038
Capital markets	139,947	267,776
Advisory	132,048	146,544
Total	$271,995	$414,320

Total investment banking revenue was $272.0 million for the three months ended February 28, 2015, a decrease of $142.3 million from the three months ended February 28, 2014. The decrease was primarily due to a decrease in our debt and equity capital markets revenues. Overall, capital markets revenues of $139.9 million in the three months ended February 28, 2015 decreased from the prior year quarter, primarily due to lower transaction volume in key segments of the leveraged finance market. Advisory

JEFFERIES GROUP LLC AND SUBSIDIARIES

revenues of $132.0 million for the three months ended February 28, 2015 decreased from the prior year quarter, due in part to lower transaction activity in the energy sector driven by the volatility in oil prices.

Investment banking revenue was $272.0 million for the three months ended February 28, 2015. From equity and debt capital raising activities, we generated $79.1 million and $60.9 million in revenues, respectively. During the three months ended February 28, 2015, we completed 232 public and private debt financings that raised $42.9 billion in aggregate and we completed 42 public equity financings and five convertible offerings that raised $7.5 billion (40 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $132.0 million, including revenues from 35 merger and acquisition transactions with an aggregate transaction value of $27.0 billion.

Investment banking revenue was $414.3 million for the three months ended February 28, 2014. From equity and debt capital raising activities, we generated $94.7 million and $173.0 million in revenues, respectively. During the three months ended February 28, 2014, we completed 129 public and private debt financings that raised $53.1 billion in aggregate and we completed 37 public equity financings and three convertible offerings that raised $11.4 billion (33 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $146.5 million, including revenues from 28 merger and acquisition transactions with an aggregate transaction value of $21.2 billion.

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

The following summarizes the results of our Asset Management businesses for the three months ended February 28, 2015 and 2014 (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Asset management fees:
Fixed income	$746	$1,338
Equities	10,894	5,283
Convertibles	2,345	2,825
Total asset management fees	13,985	9,446
Investment income (loss) from managed funds	(23,822)	511
Total	$(9,837)	$9,957
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
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	February 28, 2015	November 30, 2014
Assets under management (1):
Equities	$654	$483
Convertibles	199	225
Total	$853	$708

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses for the three months ended February 28, 2015 and 2014 were as follows (in thousands):

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Compensation and benefits	$365,215	$507,899
Non-compensation expenses:
Floor brokerage and clearing fees	55,080	49,513
Technology and communications	72,387	64,306
Occupancy and equipment rental	24,184	27,017
Business development	21,937	26,476
Professional services	24,256	24,304
Other	15,729	17,244
Total non-compensation expenses	213,573	208,860
Total non-interest expenses	$578,788	$716,759
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
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $80.8 million and $75.0 million for the three months ended February 28, 2015 and 2014, respectively. In addition, compensation and benefits expense for the three months ended February 28, 2015 and 2014 includes approximately $3.4 million and $3.6 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.
Compensation and benefits expense as a percentage of Net revenues was 61.7% and 56.5% for the three months ended February 28, 2015 and 2014, respectively. Employee headcount was 3,936 at February 28, 2015 and 3,838 at February 28, 2014. Since February 28, 2014, our headcount was modestly expanded, primarily in our investment banking and equities businesses in Europe. These increases were partially offset by headcount reductions due to corporate services outsourcing.
Non-Compensation Expenses
Non-compensation expenses were $213.6 million for the three months ended February 28, 2015, an increase of $4.7 million, or 2.3% compared with $208.9 million in the three months ended February 28, 2014. Non-compensation expenses as a percentage of Net revenues was 36.1% and 23.2% for the three months ended February 28, 2015 and 2014, respectively.
The increase in Non-compensation expenses during the three months ended February 28, 2015 was primarily due to an increase in Floor brokerage and clearing fees and Technology and communications expenses, partially offset by a decline in Business development expenses. Floor brokerage and clearing expenses during the three months ended February 28, 2015 increased 11.2%, primarily reflecting the increase in trading volumes in certain aspects of our equities trading business. Technology and communications expense increased 12.6% during the three months ended February 28, 2015 primarily due to costs associated with development of the various trading systems and projects associated with corporate support infrastructure, as well as accelerated depreciation on capitalized software related to our Jefferies Bache business. Business development costs decreased 17.1% during the three months ended February 28, 2015, reflecting a decline in our loan origination business conducted through Jefferies Finance

JEFFERIES GROUP LLC AND SUBSIDIARIES

joint venture. In both periods, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expense.
Income Taxes
For the three months ended February 28, 2015 the provision for income taxes was $0.3 million, equating to an effective tax rate of 2.6%. For the three months ended February 28, 2014 the provision for income taxes was $66.9 million, equating to an effective tax rate of 36.7%. The change in the effective tax rate during the three months ended February 28, 2015 as compared with the prior year quarter is primarily due to net tax benefits related to the resolution of state income tax examinations during the current quarter.
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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased, at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015		November 30, 2014
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,377,580	$2,056,407	$2,426,242	$1,985,864
Corporate debt securities	3,429,984	1,766,453	3,398,194	1,612,217
Government, federal agency and other sovereign obligations	7,243,195	2,833,801	6,125,901	4,044,140
Mortgage- and asset-backed securities	3,861,505	11,925	4,493,214	4,557
Loans and other receivables	1,460,611	919,896	1,556,018	870,975
Derivatives	497,092	322,341	406,268	363,515
Investments	169,964	—	168,541	—
Physical commodities	58,715	—	62,234	—
	$19,098,646	$7,910,823	$18,636,612	$8,881,268
Fair Value Hierarchy - In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. (See Note 2, Summary of Significant Accounting Policies and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques.)
Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at February 28, 2015 and November 30, 2014 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
Loans and other receivables	$111,410	$97,258	$9,327	$14,450
Investments at fair value	169,961	95,389	—	—
Collateralized debt obligations	90,897	91,498	—	—
Derivatives	46,136	54,190	49,450	49,552
Residential mortgage-backed securities	79,953	82,557	—	—
Corporate debt securities	30,735	55,918	—	223
Commercial mortgage-backed securities	24,629	26,655	—	—
Corporate equity securities	18,210	20,964	38	38
Other asset-backed securities	7,146	2,294	—	—
Sovereign obligations	333	—	—	—
Total Level 3 financial instruments	579,410	526,723	$58,815	$64,263
Investments in managed funds	30,840	54,982
Total Level 3 assets	$610,250	$581,705
Total Level 3 financial instruments as a percentage of total financial instruments	3.0%	2.8%	0.7%	0.7%
While our Financial instruments sold, not yet purchased, which are included within liabilities on our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $65.6 million and $30.8 million at February 28, 2015 and November 30, 2014, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $0.8 million and $0.7 million reported within Long-term debt at February 28, 2015 and November 30, 2014, respectively.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Assets:
Transfers from Level 3 to Level 2	$110.3	$47.3
Transfers from Level 2 to Level 3	205.2	91.0
Net gains (losses)	(49.7)	20.3
Liabilities:
Transfers from Level 3 to Level 2	$3.2	$6.3
Transfers from Level 2 to Level 3	—	5.4
Net gains (losses)	(6.9)	0.8
For additional discussion on transfers of assets and liabilities among the fair value hierarchy levels, see Note 4, Fair Value Disclosures, in our consolidated financial statements.
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
Goodwill and Other Intangible Assets
At February 28, 2015, goodwill recorded on our Consolidated Statement of Financial Condition is $1,661.4 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1.
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
As of February 28, 2015, substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which is $1,658.4 million of total goodwill of $1,661.4 million at February 28, 2015.
Refer to Note 10, Goodwill and Other Intangible Assets for further details on goodwill and intangible assets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Compensation and Benefits
A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix, profitability, individual and business performance metrics, and our use of share-based compensation programs. We believe the most appropriate way to allocate estimated annual total compensation among interim periods is in proportion to net revenues earned. Consequently, during the year we accrue compensation and benefits based on annual targeted compensation ratios, taking into account the mix of our revenues and the timing of expense recognition.
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
The following table provides detail on key balance sheet asset and liability line items (in millions):

	February 28, 2015	November 30, 2014	% Change
Total assets	$43,786.7	$44,517.6	(1.6)%
Cash and cash equivalents	3,340.0	4,080.0	(18.1)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	3,186.3	3,444.7	(7.5)%
Financial instruments owned	19,098.6	18,636.6	2.5%
Financial instruments sold, not yet purchased	7,910.8	8,881.3	(10.9)%
Total Level 3 assets	610.3	581.7	4.9%
Securities borrowed	$6,566.4	$6,853.1	(4.2)%
Securities purchased under agreements to resell	3,745.7	3,926.9	(4.6)%
Total securities borrowed and securities purchased under agreements to resell	$10,312.1	$10,780.0	(4.3)%
Securities loaned	$3,173.5	$2,598.5	22.1%
Securities sold under agreements to repurchase	11,323.4	10,672.2	6.1%
Total securities loaned and securities sold under agreements to repurchase	$14,496.9	$13,270.7	9.2%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total assets at February 28, 2015 and November 30, 2014 were $43.8 billion and $44.5 billion, respectively. During the three months ended February 28, 2015, average total assets were approximately 13.9% higher than total assets at February 28, 2015.
Jefferies LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. Jefferies LLC ("Jefferies") (a U.S. broker-dealer), under SEC Rule 15c3-3 and under CFTC Regulation 1.25, is required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar requirements exist under the U.K Financial Conduct Authority's Client Money Rules with respect to our European-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are required to be separately segregated and held by us as statutory trustee for our customers. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities.
Our total Financial instruments owned inventory at February 28, 2015 was $19.1 billion, an increase of 2.5% from inventory of $18.6 billion at November 30, 2014, primarily driven by increases in inventory positions of U.S. government and federal agency securities. The increase was partially offset by decreases in inventory positions of mortgage- and asset- backed securities as trading volumes are lower as a result of spreads tightening. Financial instruments sold, not yet purchased inventory was $7.9 billion and $8.9 billion at February 28, 2015 and November 30, 2014, respectively, with the decrease primarily driven by decreased trading by our U.S. rates business. Our overall net inventory position was $11.2 billion and $9.8 billion at February 28, 2015 and November 30, 2014, respectively. The change in our net inventory balance is primarily attributed to an increase in our net inventory of U.S. government and agency securities and sovereign obligations, partially offset by a decrease in net mortgage- and asset-backed securities inventory.
We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. As a Primary Dealer in the U.S. and with our similar role in several European jurisdictions, we carry inventory and make an active market for our clients in securities issued by the various governments. These inventory positions are substantially comprised of the most liquid securities in the asset class, with a significant portion in holdings of securities of G-7 countries. For further detail on our outstanding sovereign exposure to Greece, Ireland, Italy, Portugal and Spain at February 28, 2015, refer to the Risk Management section herein.
Of our total Financial instruments owned, approximately 76.3% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.
At February 28, 2015, and November 30, 2014, our Level 3 financial instruments owned was 3.0% and 2.8%, respectively, of our financial instruments owned.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 4.3% from November 30, 2014 to February 28, 2015, due to a decrease in our matched book activity as well as a decrease in firm financing of our short inventory, partially offset by a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 9.2% from November 30, 2014 to February 28, 2015 due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended February 28, 2015 were 22.2% and 13.5% higher, respectively, than the February 28, 2015 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended February 28, 2015	Year Ended November 30, 2014
Securities Purchased Under Agreements to Resell:
Period end	$3,746	$3,927
Month end average	5,566	5,788
Maximum month end	6,602	8,081
Securities Sold Under Agreements to Repurchase:
Period end	$11,323	$10,672
Month end average	13,448	13,291
Maximum month end	15,261	16,586
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
Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at February 28, 2015 and November 30, 2014 (in thousands):

		February 28, 2015	November 30, 2014
Total assets		$43,786,728	$44,517,648
Deduct:	Securities borrowed	(6,566,376)	(6,853,103)
	Securities purchased under agreements to resell	(3,745,688)	(3,926,858)

Add:	Financial instruments sold, not yet purchased	7,910,823	8,881,268
	Less derivative liabilities	(322,341)	(363,515)
Subtotal		7,588,482	8,517,753
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(3,186,319)	(3,444,674)
	Goodwill and intangible assets	(1,899,753)	(1,904,417)
Adjusted assets		$35,977,074	$36,906,349
Total equity		$5,466,354	$5,463,431
Deduct:	Goodwill and intangible assets	(1,899,753)	(1,904,417)
Tangible equity		$3,566,601	$3,559,014
Total member’s equity		$5,426,635	$5,424,583
Deduct:	Goodwill and intangible assets	(1,899,753)	(1,904,417)
Tangible member’s equity		$3,526,882	$3,520,166
Leverage ratio (1)		8.0	8.1
Tangible gross leverage ratio (2)		11.9	12.1
Leverage ratio – excluding impacts of the Leucadia Transaction (3)		10.1	10.3
Adjusted leverage ratio (4)		10.1	10.4

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)
On March 1, 2013, we converted into a limited liability company and became an indirect wholly owned subsidiary of Leucadia, pursuant to an agreement with Leucadia, which is accounted for using the acquisition method of accounting (the “Leucadia Transaction”). Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $112 million and $108 million during the period since the Leucadia Transaction

JEFFERIES GROUP LLC AND SUBSIDIARIES

to February 28, 2015 and November 30, 2014, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,321 million and $1,310 million at February 28, 2015 and November 30, 2014, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $20 million and $9 million at February 28, 2015 and November 30, 2014, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $11.2 billion at February 28, 2015 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2015, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2015	Average balance Quarter ended February 28, 2015 (1)	November 30, 2014
Cash and cash equivalents:
Cash in banks	$773,594	$763,884	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,491,371	1,834,443	2,921,363
Total cash and cash equivalents	3,339,965	2,673,327	4,079,968
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	910,750	964,150	1,056,766
Other (3)	396,181	505,502	363,713
Total other sources	1,306,931	1,469,652	1,420,479
Total cash and cash equivalents and other liquidity sources	$4,646,896	$4,142,979	$5,500,447
Total cash and cash equivalents and other liquidity sources as % of Total Assets	10.6%		12.4%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	11.1%		12.9%

(1)	Average balances are calculated based on weekly balances.

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

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2015, we have the ability to readily obtain repurchase financing for 76.3% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2015 and November 30, 2014 (in thousands):

	February 28, 2015		November 30, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,188,332	$314,287	$2,191,288	$297,628
Corporate debt securities	2,094,556	4,614	2,583,779	11,389
U.S. government, agency and municipal securities	4,470,608	250,023	3,124,780	250,278
Other sovereign obligations	2,483,031	833,419	2,671,807	877,366
Agency mortgage-backed securities (1)	3,270,050	—	3,395,771	—
Physical commodities	58,714	—	62,234	—
	$14,565,291	$1,402,343	$14,029,659	$1,436,661

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Average liquid financial instruments were $16.5 billion for the three months ended February 28, 2015 and $17.2 billion for both the three and twelve months ended November 30, 2014.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 77.5% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.
A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.
In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At February 28, 2015, the outstanding amount of the notes issued under the program was $795.0 million in aggregate, which is presented within Other secured financings on the Consolidated Statement of Financial Condition. Of the $795.0 million aggregate notes, $85.0 million matures in March 2015, $200.0 million in July 2016, $80.0 million in August 2016 and $60.0 million in December 2016, all bearing interest at a spread over one month LIBOR. The remaining $220.0 million and $150.0 million mature in January 2016 and February 2016, respectively, and bear interest at a spread over three month LIBOR. At February 28, 2015, $515.0 million of the $795.0 million aggregate notes are redeemable within 90 days at the option of the noteholders. For additional discussion on the program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2015. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $412.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for the three months ended February 28, 2015 were $39.0 million.
Total Capital
At February 28, 2015 and November 30, 2014, we have total long-term capital of $11.2 billion and $11.3 billion resulting in a long-term debt to equity capital ratio of 1.05:1 and 1.06:1, respectively. Our total capital base at February 28, 2015 and November 30, 2014 was as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2015	November 30, 2014
Long-Term Debt (1)	$5,726,182	$5,805,673
Total Equity	5,466,354	5,463,431
Total Capital	$11,192,536	$11,269,104

(1)
Long-term debt for purposes of evaluating long-term capital at February 28, 2015 and November 30, 2014 excludes $205.0 million and $170.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $505.9 million and $507.9 million at February 28, 2015 and November 30, 2014, respectively, of our 3.875% Senior Notes, as the notes mature in less than one year from the period end.

Long-Term Debt
On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies LLC (“Jefferies”), (a U.S. broker-dealer). Jefferies is the surviving entity, and therefore, is a borrower under the Credit Facility. At February 28, 2015 and November 30, 2014, we had borrowings outstanding under the Credit Facility amounting to $205.0 million and $170.0 million, respectively. For further information with respect to our use of the Credit Facility, refer to Note 21. Subsequent Events in our consolidated financial statements and to Part II, Item 5. Other Information contained within this Quarterly Report on Form 10-Q.
Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At February 28, 2015 and November 30, 2014, the minimum tangible net worth requirement was $2,605.3 million and $2,603.1 million, respectively and the minimum liquidity requirement was $538.7 million and $541.7 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred and we expect to remain in compliance given our current liquidity, and anticipated additional funding requirements given our business plan and profitability expectations. While our subsidiaries are restricted under the Credit Facility from incurring additional indebtedness beyond trade payables and derivative liabilities in the normal course of business, we do not believe that these restrictions will have a negative impact on our liquidity.
At February 28, 2015, our long-term debt, excluding the Credit Facility, has a weighted average maturity of approximately 8 years.
Our long-term debt ratings at February 28, 2015 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Negative
Standard and Poor’s (2)	BBB-	Stable
Fitch Ratings (3)	BBB-	Stable

(1)	On December 19, 2014, Moody’s affirmed our long-term debt rating of Baa3 and assigned a negative outlook to our rating.

(2)
On December 11, 2014, Standard and Poor’s (“S&P”) announced its review of the ratings on 13 U.S. securities firms by applying its new ratings criteria for the sector. As part of this review, S&P downgraded our long-term debt rating one notch from “BBB” to “BBB-” and left the rating outlook unchanged at “stable”.

(3)	On March 5, 2015, Fitch affirmed our long-term debt rating of BBB- and our stable rating outlook.
In addition, on March 24, 2015, S&P assigned our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer), long-term debt ratings of BBB and assigned a stable outlook to these ratings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2015, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $81.2 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at February 28, 2015. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$505.9	$360.7	$839.4	$1,384.8	$3,141.2	$6,232.0
Senior secured revolving credit facility	—	—	205.0	—	—	205.0
Interest payment obligations on senior notes	326.9	295.0	538.5	380.1	1,280.8	2,821.3
	$832.8	$655.7	$1,582.9	$1,764.9	$4,422.0	$9,258.3
Commitments and guarantees:
Equity commitments	$—	$9.2	$0.8	$—	$171.8	$181.8
Loan commitments	44.6	421.7	188.9	48.3	—	703.5
Mortgage-related commitments	1,123.1	1,315.6	126.2	—	—	2,564.9
Forward starting repos	2,034.9	—	—	—	—	2,034.9
Other unfunded commitments	30.0	—	—	—	21.9	51.9
Derivative Contracts:
Derivative contracts-non credit related	37,182.4	2,241.6	561.4	699.1	438.9	41,123.4
Derivative contracts – credit related	2.0	—	—	2,762.2	84.0	2,848.2
	$40,417.0	$3,988.1	$877.3	$3,509.6	$716.6	$49,508.6

(1)
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
At February 28, 2015, we did not have any commitments to purchase assets from our securitization vehicles. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2014, the increase to total member’s equity at February 28, 2015 is attributed to net earnings, partially offset by the tax detriment for issuance of share-based awards and foreign currency translation adjustments during the three months ended February 28, 2015.
Net Capital
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies (a U.S. broker-dealer) and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At February 28, 2015, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$954,261	$837,399
Jefferies Execution	7,132	6,882
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•	Model Validation Policy-This policy sets out roles, processes and escalation procedures regarding model validation and model risk management.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR increased to $13.27 million for the three months ended February 28, 2015 from $ 12.75 million for the three months ended November 30, 2014. The slight increase was primarily driven by slightly higher credit spreads and interest rate risk exposure from slightly higher inventory and fixed income market volatility, partially offset by lower currency exposure due to a decrease in foreign exchange option activities.  Commodity prices risk and the diversification benefit across asset classes did not change significantly from the prior fiscal quarter. Excluding our investment in Knight, our average VaR for the three months ended February 28, 2015 was $9.29 million from $8.77 million in the three months ended November 30, 2014.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at February 28, 2015				VaR at November 30, 2014
Risk Categories		Daily VaR for the Three Months Ended February 28, 2015				Daily VaR for the Three Months Ended November 30, 2014
		Average	High	Low		Average	High	Low
Interest Rates	$5.23	$5.60	$7.37	$4.19	$5.56	$4.29	$5.56	$3.16
Equity Prices	11.10	11.40	13.61	9.16	10.53	10.71	13.84	9.14
Currency Rates	0.34	0.70	3.32	0.27	0.87	2.27	4.50	0.87
Commodity Prices	0.56	0.35	0.69	0.11	0.19	0.39	0.91	0.07
Diversification Effect (2)	(5.38)	(4.78)	N/A	N/A	(3.87)	(4.91)	N/A	N/A
Firmwide	$11.85	$13.27	$17.31	$10.10	$13.28	$12.75	$14.57	$11.14

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The chart below reflects our daily VaR over the last four quarters:
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2015 (in thousands):

10% Sensitivity
Private investments	$41,295
Corporate debt securities in default	10,843
Trade claims	1,997
The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2015, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our position in Knight, there were nine days with trading losses out of a total of 61 trading days in the three months ended February 28, 2015. Including these losses, there were 11 days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2015 (in millions).

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at February 28, 2015. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

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
Current counterparty credit exposures at February 28, 2015 and November 30, 2014 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 28, 2015, excluding cash and cash equivalents, the percentages of investment grade counter-parties remains unchanged at 70% from November 30, 2014, and are mainly concentrated in North America. When comparing our credit exposure at February 28, 2015 with credit exposure at November 30, 2014, excluding cash and cash equivalents, current exposure has decreased 10% to approximately $1.5 billion from $1.7 billion. All business areas contributed to the decrease over the period. Loans and lending decreased over the quarter by 9%, securities and margin finance decreased by 7% and OTC derivatives decreased by 21%, primarily driven by North American banks and broker dealers.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
AAA Range	$—	$—	$1.5	$1.9	$—	$—	$1.5	$1.9	$2,241.4	$2,921.4	$2,242.9	$2,923.3
AA Range	1.8	2.7	152.6	134.6	13.3	7.1	167.7	144.4	50.1	412.9	217.8	557.3
A Range	6.6	7.6	546.6	586.9	163.4	218.1	716.6	812.6	786.4	731.3	1,503.0	1,543.9
BBB Range	75.3	132.3	74.5	73.6	36.2	34.8	186.0	240.7	0.5	2.8	186.5	243.5
BB or Lower	189.9	189.9	86.7	127.9	29.2	45.2	305.8	363.0	—	—	305.8	363.0
Unrated	157.4	139.6	—	—	—	—	157.4	139.6	11.7	11.5	169.1	151.1
Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
Asia/Latin America/Other	$48.2	$48.8	$58.3	$55.7	$29.0	$24.6	$135.5	$129.1	$186.6	$221.0	$322.1	$350.1
Europe	0.9	8.5	173.7	218.2	56.8	76.1	231.4	302.8	169.8	617.5	401.2	920.3
North America	381.9	414.8	629.9	651.0	156.3	204.5	1,168.1	1,270.3	2,733.7	3,241.4	3,901.8	4,511.7
Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
Asset Managers	$—	$—	$112.1	$91.8	$0.9	$—	$113.0	$91.8	$2,241.5	$2,921.4	$2,354.5	$3,013.2
Banks, Broker-dealers	1.7	10.7	438.7	482.2	189.8	251.4	630.2	744.3	848.6	1,158.5	1,478.8	1,902.8
Commodities	—	—	46.9	59.9	29.8	24.8	76.7	84.7	—	—	76.7	84.7
Other	429.3	461.4	264.2	291.0	21.6	29.0	715.1	781.4	—	—	715.1	781.4
Total	$431.0	$472.1	$861.9	$924.9	$242.1	$305.2	$1,535.0	$1,702.2	$3,090.1	$4,079.9	$4,625.1	$5,782.1

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at February 28, 2015 and November 30, 2014 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Spain	$640.5	$(211.3)	$—	$0.7	$2.5	$0.2	$0.2	$432.6	$432.8
Great Britain	441.2	(167.7)	17.0	—	19.7	29.0	74.3	339.2	413.5
France	698.7	(220.4)	(144.1)	0.1	11.0	10.7	—	356.0	356.0
Canada	147.3	(63.8)	(12.3)	—	144.3	66.3	2.8	281.8	284.6
Italy	963.1	(541.7)	(223.5)	—	—	0.1	—	198.0	198.0
Hong Kong	15.4	(11.9)	(1.5)	—	4.9	—	118.2	6.9	125.1
Ireland	128.6	(15.9)	—	—	—	—	—	112.7	112.7
Puerto Rico	106.2	—	—	—	—	0.7	—	106.9	106.9
Netherlands	177.0	(114.5)	2.9	—	14.3	0.1	—	79.8	79.8
Austria	86.3	(14.9)	—	—	—	—	—	71.4	71.4
Total	$3,404.3	$(1,362.1)	$(361.5)	$0.8	$196.7	$107.1	$195.5	$1,985.3	$2,180.8

	November 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3
Exposure to the Sovereign Debt, Corporate and Financial Securities of Greece, Ireland, Italy, Portugal and Spain
The table below reflects our exposure to the sovereign debt and economic derivative positions in Greece, Ireland, Italy, Portugal, and Spain at February 28, 2015, and our exposure to the securities of corporations, financial institutions and mortgage-backed securities collateralized by assets domiciled in these countries. This table is presented in a manner consistent with how management views and monitors these exposures as part of our risk management framework. Our issuer exposure to these European countries arises primarily in the context of our market making activities and our role as a major dealer in the debt securities of these countries. While the economic derivative positions are presented on a notional basis, we believe this best reflects the underlying market risk due to interest rates or the issuer’s credit as a result of our positions. Long and short financial instruments are offset against each other for determining net exposure although they do not represent identical offsetting positions of the same debt security. Components of risk embedded in the securities will generally offset, however, basis risk due to duration and the specific issuer may still exist. Economic hedges as represented by the notional amounts of the derivative contracts may not be perfect offsets for the risk represented by the net fair value of the debt securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2015
	Fair Value			Notional Amount
	Long Debt Securities (1) (2)	Short Debt Securities (2) (3)	Net Cash Inventory	Long Derivatives	Short Derivatives	Net Derivatives	Total Net Exposure
Greece:
Sovereigns	$4.3	$1.5	$2.8	$—	$—	$—	$2.8
Corporations	12.8	5.9	6.9	—	—	—	6.9
Financial Institutions	2.5	—	2.5	—	—	—	2.5
Structured Products	1.2	—	1.2	—	—	—	1.2
Total Greece	20.8	7.4	13.4	—	—	—	13.4
Ireland:
Sovereigns	117.3	9.0	108.3	—	—	—	108.3
Corporations	1.7	3.5	(1.8)	—	—	—	(1.8)
Financial Institutions	4.0	3.3	0.7	—	—	—	0.7
Structured Products	5.7	—	5.7	—	—	—	5.7
Total Ireland	128.7	15.8	112.9	—	—	—	112.9
Italy:
Sovereigns (4)	808.3	517.2	291.1	121.0	344.7	(223.7)	67.4
Corporations (5)	41.7	12.4	29.3	0.4	0.2	0.2	29.5
Financial Institutions	80.9	12.1	68.8	—	—	—	68.8
Structured Products	32.3	—	32.3	—	—	—	32.3
Total Italy	963.2	541.7	421.5	121.4	344.9	(223.5)	198.0
Portugal:
Sovereigns	93.5	47.0	46.5	—	—	—	46.5
Corporations	—	0.6	(0.6)	—	—	—	(0.6)
Financial Institutions	2.6	—	2.6	—	—	—	2.6
Structured Products	10.5	—	10.5	—	—	—	10.5
Total Portugal	106.6	47.6	59.0	—	—	—	59.0
Spain:
Sovereigns	454.1	201.4	252.7	—	—	—	252.7
Corporations	7.6	6.5	1.1	—	—	—	1.1
Financial Institutions	32.9	3.5	29.4	—	—	—	29.4
Structured Products	146.0	—	146.0	—	—	—	146.0
Total Spain	640.6	211.4	429.2	—	—	—	429.2
Total	$1,859.9	$823.9	$1,036.0	$121.4	$344.9	$(223.5)	$812.5
Total Sovereign	$1,477.5	$776.1	$701.4	$121.0	$344.7	$(223.7)	$477.7
Total Non-sovereign	$382.4	$47.8	$334.6	$0.4	$0.2	$0.2	$334.8

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

(4)	Derivative contract positions are comprised of bond futures executed on exchanges outside Italy.

(5)	Derivative contract positions are comprised of listed equity options.
For the quarter ended February 28, 2015, our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain calculated on an average daily basis was as follows (in millions):

	Remaining Maturity Less Than One Year	Remaining Maturity Greater Than or Equal to One Year		Total Average Balance
Financial instruments owned - Debt securities
Greece	$—	$2.7		$2.7
Ireland	0.8	56.9		57.7
Italy	602.9	1,182.9		1,785.8
Portugal	0.9	102.1		103.0
Spain	19.5	484.9		504.4
Total average fair value of long debt securities (1)	624.1	1,829.5		2,453.6
Financial instruments sold - Debt securities
Greece	—	1.7		1.7
Ireland	0.3	1.8		2.1
Italy	305.2	974.8		1,280.0
Portugal	0.2	39.3		39.5
Spain	45.6	240.4		286.0
Total average fair value of short debt securities	351.3	1,258.0		1,609.3
Total average net fair value of debt securities	272.8	571.5		844.3
Derivative contracts - long notional exposure Italy	—	29.2	(2)	29.2
Total average notional amount - long	—	29.2		29.2
Derivative contracts - short notional exposure Italy	—	216.5	(2)	216.5
Total average notional amount - short	—	216.5		216.5
Total average net derivative notional exposure	—	(187.3)		(187.3)
Total average net exposure to select European countries	$272.8	$384.2		$657.0

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

In addition, our non-U.S. sovereign obligations recorded in Financial instruments owned and Financial instruments sold, not yet purchased are routinely financed through reverse repurchase agreements and repurchase agreements, of which a significant portion are executed with central clearing organizations. Accordingly, we utilize foreign sovereign obligations as underlying collateral for our repurchase financing arrangements. At February 28, 2015, repurchase financing arrangements that are used to finance the debt securities presented above had underlying collateral of issuers domiciled in Greece, Ireland, Italy, Portugal and Spain as follows (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2015
	Reverse Repurchase Agreements (1)	Repurchase Agreements (1)	Net
Greece	$2.8	$5.1	$(2.3)
Ireland	82.2	195.8	(113.6)
Italy	651.7	680.2	(28.5)
Portugal	72.0	148.7	(76.7)
Spain	250.9	681.6	(430.7)
Total	$1,059.6	$1,711.4	$(651.8)

(1)	Amounts represent the contract amount of the repurchase financing arrangements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2015 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Seven class-action lawsuits had been filed in New York and Delaware on behalf of a class consisting of Jefferies Group’s stockholders concerning the transaction through which Jefferies Group LLC became a wholly owned subsidiary of Leucadia National Corporation. The class actions named as defendants Leucadia, Jefferies Group, Inc., certain members of our board of directors, certain members of Leucadia’s board of directors and, in certain of the actions, certain transaction-related subsidiaries. On October 31, 2014, the remaining defendants in the Delaware litigation entered into a settlement agreement with the plaintiffs in the Delaware litigation. The terms of that agreement provide for an aggregate payment of $70.0 million by Leucadia, who will bear the costs of the settlement, to certain former equity holders of Jefferies Group, Inc., other than the defendants and certain of their affiliates, along with attorneys’ fees to be determined and approved by the court. The settlement resolves all of the class-action claims in Delaware, and releases the claims brought in New York.
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. That investigation arose from a matter that came to light in late 2011, at which time we terminated a mortgage-backed-securities trader who was then indicted by the United States Attorney for the District of Connecticut in January 2013 and separately charged in a civil complaint by the SEC. Those agreements included an aggregate $25.0 million in payments, of which approximately $11.0 million constituted payments to trading counterparties impacted by those activities, approximately $10.0 million of which was a fine payable to the U.S. Attorney’s Office, and approximately $4.0 million of which was a fine payable to the SEC. At February 28, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $1.0 million. Additionally, in April 2014, pursuant to an undertaking required by the SEC settlement, Jefferies retained an Independent Compliance Consultant (ICC). The ICC's review concluded in January 2015 upon the submission of its final report to the SEC and our adoption of the recommendations contained therein.

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the SEC on January 29, 2015. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 5. Other Information
Subsequent Event:
On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we have agreed to enter into a total return swap with respect to other over-the-counter transactions which will not be transferred, which is intended to replicate the economics of such non-transferred over-the-counter transactions. The transfer is subject to customary closing conditions for a transaction of this nature. We anticipate that the completion of this transaction will occur during the second quarter of 2015. We are not able to estimate, at this time, the total assets and liabilities that will be transferred as such amounts will fluctuate based on daily client activity through the date of closing.
In addition, we expect to terminate our $750.0 million Credit Facility shortly after the closing of the above transaction. Upon termination of the Credit Facility, unamortized deferred origination costs of $5.4 million will be expensed.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We also have concurrently initiated a plan to exit the remaining aspects of our existing Futures business and to terminate the remaining client agreements with respect to exchange transactions. We estimate that we will incur pre-tax costs of approximately $91.2 million in connection with this plan, primarily over the remainder of the 2015 fiscal year. These costs are primarily composed of compensation and benefits expenses, including severance costs, retention awards and amortization expense for existing restricted stock and restricted cash compensation awards, technology costs associated with contract closures and accelerated capitalized software amortization. We expect the effect of these costs to be approximately $65.8 million on an after-tax basis. Of the total estimated costs, $23.0 million are of a non-cash nature.

Item 6. Exhibits

Exhibit No.	Description
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2015 and November 30, 2014; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2015 and the three months ended February 28, 2014; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2015 and the three months ended February 28, 2014; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2015 and the year ended November 30, 2014; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and the three months ended February 28, 2014; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date: April 10, 2015	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)