Form 10-Q
period 2015-05-31
Jefferies Group LLC
filed 2015-07-10
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2015
PART I. FINANCIAL INFORMATION

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2015	November 30, 2014
ASSETS
Cash and cash equivalents ($192 and $178 at May 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	$3,288,758	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,396,114	3,444,674
Financial instruments owned, at fair value, (including securities pledged of $15,384,622 and $14,794,488 at May 31, 2015 and November 30, 2014, respectively; and $54,999 and $62,990 at May 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	18,843,199	18,636,612
Investments in managed funds	57,840	74,365
Loans to and investments in related parties	745,660	773,141
Securities borrowed	7,839,005	6,853,103
Securities purchased under agreements to resell	3,784,504	3,926,858
Securities received as collateral	9,623	5,418
Receivables:
Brokers, dealers and clearing organizations	2,478,992	2,164,006
Customers	1,215,481	1,250,520
Fees, interest and other ($333 and $363 at May 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	402,276	262,437
Premises and equipment	242,122	251,957
Goodwill	1,660,193	1,662,636
Other assets	1,178,068	1,131,953
Total assets	$44,141,835	$44,517,648
LIABILITIES AND EQUITY
Short-term borrowings	$362,000	$12,000
Financial instruments sold, not yet purchased, at fair value	9,195,450	8,881,268
Collateralized financings:
Securities loaned	3,694,620	2,598,487
Securities sold under agreements to repurchase	11,128,443	10,672,157
Other secured financings ($705,653 and $597,999 at May 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	709,567	605,824
Obligation to return securities received as collateral	9,623	5,418
Payables:
Brokers, dealers and clearing organizations	1,549,033	2,280,103
Customers	4,450,110	6,241,965
Accrued expenses and other liabilities ($861 and $589 at May 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	1,121,413	1,273,378
Long-term debt	6,401,934	6,483,617
Total liabilities	38,622,193	39,054,217
EQUITY
Member’s paid-in capital	5,505,304	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(20,874)	(9,654)
Additional minimum pension liability	(4,856)	(5,019)
Total accumulated other comprehensive loss	(25,730)	(14,673)
Total member’s equity	5,479,574	5,424,583
Noncontrolling interests	40,068	38,848
Total equity	5,519,642	5,463,431
Total liabilities and equity	$44,141,835	$44,517,648
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Commissions	$173,508	$167,378	$340,430	$329,441
Principal transactions	155,962	183,416	261,439	421,779
Investment banking	404,262	331,149	676,257	745,469
Asset management fees and investment income (loss) from managed funds	5,650	(3,101)	(4,187)	6,856
Interest	240,552	283,540	469,422	532,808
Other	28,576	8,404	48,481	31,473
Total revenues	1,008,510	970,786	1,791,842	2,067,826
Interest expense	216,956	247,794	408,616	445,806
Net revenues	791,554	722,992	1,383,226	1,622,020
Non-interest expenses:
Compensation and benefits	480,770	404,876	845,985	912,775
Non-compensation expenses:
Floor brokerage and clearing fees	58,713	54,020	113,793	103,533
Technology and communications	72,361	70,257	144,748	134,563
Occupancy and equipment rental	24,420	26,673	48,604	53,175
Business development	26,401	24,917	48,338	51,393
Professional services	27,419	25,345	51,675	50,164
Other	16,758	17,767	32,487	35,011
Total non-compensation expenses	226,072	218,979	439,645	427,839
Total non-interest expenses	706,842	623,855	1,285,630	1,340,614
Earnings before income taxes	84,712	99,137	97,596	281,406
Income tax expense	24,530	37,323	24,861	104,200
Net earnings	60,182	61,814	72,735	177,206
Net earnings attributable to noncontrolling interests	349	488	1,220	3,448
Net earnings attributable to Jefferies Group LLC	$59,833	$61,326	$71,515	$173,758
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net earnings	$60,182	$61,814	$72,735	$177,206
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(6,726)	2,859	(11,057)	16,643
Total other comprehensive income (loss), net of tax (1)	(6,726)	2,859	(11,057)	16,643
Comprehensive income	53,456	64,673	61,678	193,849
Net earnings attributable to noncontrolling interests	349	488	1,220	3,448
Comprehensive income attributable to Jefferies Group LLC	$53,107	$64,185	$60,458	$190,401

(1)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended May 31, 2015	Year Ended November 30, 2014
Member’s paid-in capital
Balance, beginning of period	$5,439,256	$5,280,420
Net earnings attributable to Jefferies Group LLC	71,515	157,560
Tax benefit (detriment) for issuance of share-based awards	(5,467)	1,276
Balance, end of period	$5,505,304	$5,439,256
Accumulated other comprehensive income (loss) (1) (2)
Balance, beginning of period	$(14,673)	$24,100
Currency adjustments	(11,220)	(30,995)
Pension adjustment, net of tax	163	(7,778)
Balance, end of period	(25,730)	(14,673)
Total member’s equity	$5,479,574	$5,424,583
Noncontrolling interests
Balance, beginning of period	$38,848	$117,154
Net earnings attributable to noncontrolling interests	1,220	3,400
Contributions	—	39,075
Deconsolidation of asset management company	—	(120,781)
Balance, end of period	$40,068	$38,848
Total equity	$5,519,642	$5,463,431

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income during the six months ended May 31, 2015 and the year ended November 30, 2014.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$72,735	$177,206
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,832	(10,052)
Income on loans to and investments in related parties	(49,146)	(37,893)
Distributions received on investments in related parties	58,408	41,260
Other adjustments	(74,394)	(9,588)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,046,324	329,559
Receivables:
Brokers, dealers and clearing organizations	(322,270)	(497,178)
Customers	33,933	(726,552)
Fees, interest and other	(140,263)	(39,072)
Securities borrowed	(988,097)	(732,449)
Financial instruments owned	(228,076)	(661,495)
Investments in managed funds	16,525	12,469
Securities purchased under agreements to resell	137,998	(852,859)
Other assets	(58,379)	(31,835)
Payables:
Brokers, dealers and clearing organizations	(728,172)	205,669
Customers	(1,785,772)	392,939
Securities loaned	1,098,339	390,165
Financial instruments sold, not yet purchased	325,114	1,071,678
Securities sold under agreements to repurchase	463,962	878,120
Accrued expenses and other liabilities	(144,355)	(88,488)
Net cash used in operating activities	(1,259,754)	(188,396)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(916,094)	(941,725)
Distributions from loans to and investments in related parties	934,313	1,131,661
Net payments on premises and equipment	(32,433)	(59,595)
Deconsolidation of asset management entity	—	(137,856)
Cash received from contingent consideration	1,706	3,979
Net cash used in investing activities	(12,508)	(3,536)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2015	2014
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$423	$1,364
Proceeds from short-term borrowings	9,700,000	6,081,157
Payments on short-term borrowings	(9,350,000)	(6,081,157)
Proceeds from secured credit facility	903,000	655,000
Payments on secured credit facility	(873,000)	(790,000)
Net proceeds from other secured financings	103,743	5,577
Net proceeds from issuance of senior notes, net of issuance costs	—	681,222
Proceeds from contributions of noncontrolling interests	—	31,076
Net cash provided by financing activities	484,166	584,239
Effect of exchange rate changes on cash and cash equivalents	(3,114)	4,862
Net (decrease) increase in cash and cash equivalents	(791,210)	397,169
Cash and cash equivalents at beginning of period	4,079,968	3,561,119
Cash and cash equivalents at end of period	$3,288,758	$3,958,288

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$396,667	$460,219
Income taxes, net	1,425	60,220
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Funding LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. During the three months ended May 31, 2015, we have transfered about 50% of client accounts to Société Générale S.A. and other brokers. We expect to substantially complete the exit of the Bache business during the third quarter of fiscal 2015. For further information on the exit of the Bache business, refer to Note 21, Exit Costs.
Jefferies Group LLC is an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC operates as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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
Immaterial Adjustments
As indicated in our Annual Report on Form 10-K for the year ended November 30, 2014, we have made adjustments to our historical Consolidated Statement of Cash Flows for the first half of 2014. The adjustments had the impact of decreasing the Net change in Receivables: Brokers, dealers and clearing organization by $30.3 million, increasing the Net change in Receivables: Customers by $30.3 million, increasing the Net change in Payables: Brokers, dealers and clearing organizations by $13.3 million and decreasing the Net change in Payables: Customers by $13.3 million on the Consolidated Statement of Cash Flow for the six months ended May 31, 2014. These adjustments were made in order to classify amounts arising from unsettled securities transactions with other broker dealers. We do not believe these adjustments are material to our financial statements for the period ended May 31, 2014.

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
Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds in which we are entitled to a portion of the management and/or performance fees. Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value ("NAV") of the funds provided by the fund managers with gains or losses included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

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
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At May 31, 2015, we have reserved approximately $0.7 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.

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
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included within Financial instruments owned in the Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized within Principal transactions revenues in the Consolidated Statements of Earnings.
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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our Consolidated Statements of Financial Condition.
Consolidation. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This accounting change was effective in the second quarter of fiscal 2015. The guidance also requires new disclosures about certain transfers of financial assets accounted for as sales as well as increased transparency about the types of collateral pledged and remaining maturity of repurchase and securities lending agreements. The disclosure guidance related to certain transactions accounted for as sales was effective prospectively in the second quarter of fiscal 2015. The disclosure guidance related to the types of collateral pledged and remaining maturity of repurchase and securities lending agreements is effective prospectively in the third quarter of fiscal 2015. This guidance did not have a material effect on our consolidated financial statements and we will provide the additional disclosures in our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance, as stated in ASU No. 2014-09, is effective beginning in the first quarter of fiscal 2018. In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Adopted Accounting Standards
Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). The guidance removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at net asset value ("NAV") using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively beginning in the first quarter of fiscal 2017. Early adoption is permitted and we have early adopted this guidance during the second quarter of fiscal 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements. The adjustments had the impact of reducing Level 3 assets by $72.6 million at February 28, 2015, $97.1 million at November 30, 2014, $94.9 million at May 31, 2014, $95.6 million at February 28, 2014 and $91.6 million at November 30, 2013. For further information on the adoption of ASU No. 2015-07, refer to Note 4, Fair Value Disclosures.
Discontinued Operations. In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance was effective beginning in the first quarter of 2015. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $42.5 million and $42.2 million at May 31, 2015 and November 30, 2014, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2015
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,639,204	$187,080	$20,547	$—	$2,846,831
Corporate debt securities	—	3,393,526	31,917	—	3,425,443
Collateralized debt obligations	—	166,814	89,007	—	255,821
U.S. government and federal agency securities	2,615,590	307,285	—	—	2,922,875
Municipal securities	—	638,604	—	—	638,604
Sovereign obligations	1,256,242	1,241,493	—	—	2,497,735
Residential mortgage-backed securities	—	2,809,536	88,695	—	2,898,231
Commercial mortgage-backed securities	—	908,809	17,862	—	926,671
Other asset-backed securities	—	88,731	11,857	—	100,588
Loans and other receivables	—	1,599,819	108,756	—	1,708,575
Derivatives	64,371	4,404,136	40,012	(4,106,430)	402,089
Investments at fair value	—	718	131,343	—	132,061
Physical commodities	—	45,191	—	—	45,191
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,575,407	$15,791,742	$539,996	$(4,106,430)	$18,800,715
Cash and cash equivalents	$3,288,758	$—	$—	$—	$3,288,758
Cash and securities segregated and on deposit for regulatory purposes (3)	$2,396,114	$—	$—	$—	$2,396,114
Securities received as collateral	$9,623	$—	$—	$—	$9,623

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,134,344	$56,838	$38	$—	$2,191,220
Corporate debt securities	—	1,569,430	452	—	1,569,882
U.S. government and federal agency securities	1,955,173	134,889	—	—	2,090,062
Sovereign obligations	1,228,416	848,551	—	—	2,076,967
Residential mortgage-backed securities	—	48,268	—	—	48,268
Loans	—	957,597	10,732	—	968,329
Derivatives	38,035	4,380,241	38,426	(4,205,980)	250,722
Total financial instruments sold, not yet purchased	$5,355,968	$7,995,814	$49,648	$(4,205,980)	$9,195,450
Obligation to return securities received as collateral	$9,623	$—	$—	$—	$9,623
Other secured financings	$—	$—	$56,060	$—	$56,060
Embedded conversion option	$—	$—	$725	$—	$725

(1)	There were no material transfers between Level 1 and Level 2 for the six months ended May 31, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)
Cash and securities segregated and on deposit for regulatory purposes include U.S. government securities with a fair value of $525.0 million and Commodities Futures Trading Commission (“CFTC”) approved money market funds with a fair value of $190.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2014
	Level 1 (1)	Level 2 (1)	Level 3		Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,178,837	$226,441	$20,964		$—	$2,426,242
Corporate debt securities	—	3,342,276	22,766	(4)	—	3,365,042
Collateralized debt obligations	—	306,218	124,650	(4)	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—		—	2,775,541
Municipal securities	—	590,849	—		—	590,849
Sovereign obligations	1,968,747	790,764	—		—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557		—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655		—	993,306
Other asset-backed securities	—	137,387	2,294		—	139,681
Loans and other receivables	—	1,458,760	97,258		—	1,556,018
Derivatives	65,145	5,046,278	54,190		(4,759,345)	406,268
Investments at fair value	—	73,148	53,224		—	126,372
Physical commodities	—	62,234	—		—	62,234
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,906,997	$15,962,233	$484,558		$(4,759,345)	$18,594,443
Cash and cash equivalents	$4,079,968	$—	$—		$—	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,444,674	$—	$—		$—	$3,444,674
Securities received as collateral	$5,418	$—	$—		$—	$5,418
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,911,145	$74,681	$38		$—	$1,985,864
Corporate debt securities	—	1,611,994	223		—	1,612,217
Collateralized debt obligations	—	4,557	—		—	4,557
U.S. government and federal agency securities	2,253,055	—	—		—	2,253,055
Sovereign obligations	1,217,075	574,010	—		—	1,791,085
Loans	—	856,525	14,450		—	870,975
Derivatives	52,778	5,117,803	49,552		(4,856,618)	363,515
Total financial instruments sold, not yet purchased	$5,434,053	$8,239,570	$64,263		$(4,856,618)	$8,881,268
Obligation to return securities received as collateral	$5,418	$—	$—		$—	$5,418
Other secured financings	$—	$—	$30,825		$—	$30,825
Embedded conversion option	$—	$—	$693		$—	$693

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

(4)
Level 3 Collateralized debt obligations increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

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

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs impacting the valuation including the underlying security, foreign exchange spot rate or commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.
Physical Commodities
Physical commodities include base and precious metals and are measured using observable inputs including spot prices and published indices. Physical commodities are categorized within Level 2 of the fair value hierarchy. To facilitate the trading in precious metals we undertake leasing of such precious metals. The fees earned or paid for such leases are recorded as Principal transaction revenues in the Consolidated Statements of Earnings.
Investments at Fair Value and Investments in Managed Funds
Investments at fair value based on NAV and Investments in Managed Funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at the net asset value of the funds provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

The following tables present information about our investments in entities that have the characteristics of an investment company at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$53,360	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	2,679	—	—
Fund of Funds (4)	339	94	—
Equity Funds (5)	41,311	25,670	—
Convertible Bond Funds (6)	3,460	—	At Will
Total (7)	$101,149	$25,764

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)(8)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Total (7)	$116,581	$26,117

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Where fair value is calculated based on net asset value, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At May 31, 2015 and November 30, 2014, investments representing approximately 100% and 99%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At May 31, 2015 and November 30, 2014, the underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds. At May 31, 2015 and November 30, 2014, approximately 96% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in approximately two years. For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At May 31, 2015 and November 30, 2014, approximately 99% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The remaining investments are in liquidation and we are unable to estimate when the underlying assets will be fully liquidated.

(7)
Investments at fair value within Financial instruments owned in the Consolidated Statements of Financial Condition at May 31, 2015 and November 30, 2014 include $131.2 million and $126.3 million, respectively, of direct investments which do not have the characteristics of investment companies and therefore are not included within this table.

(8)
Fixed income and high yield hedge funds was revised by $2.5 million from that previously reported due to the inclusion of a fixed income fund, which has the characteristics of an investment company that is included in Investments at fair value within Financial instruments owned in the Consolidated Statement of Financial Condition. The total amount of Investments at fair value remained unchanged.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at May 31, 2015 and November 30, 2014, Other secured financings includes $3.9 million and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.
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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31, 2015
	Balance at February 28, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$18,210	$8,030	$—	$(73)	$—	$—	$(5,620)	$20,547	$8,073
Corporate debt securities	24,795	(532)	2,183	(2,368)	—	—	7,839	31,917	(922)
Collateralized debt obligations	96,837	(5,120)	29,021	(25,430)	—	—	(6,301)	89,007	(2,328)
Sovereign obligations	333	(12)	320	(641)	—	—	—	—	—
Residential mortgage-backed securities	79,953	(1,820)	8,733	(4,915)	(323)	—	7,067	88,695	315
Commercial mortgage-backed securities	24,629	(789)	1,256	(9,237)	(173)	—	2,176	17,862	(759)
Other asset-backed securities	7,146	(19)	8,322	(80)	(270)	—	(3,242)	11,857	41
Loans and other receivables	111,410	(748)	40,602	(26,335)	(16,314)	—	141	108,756	(669)
Investments at fair value	128,232	3,380	73	(78)	(264)	—	—	131,343	3,482
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	339	—	113	—	—	—	452	(339)
Net derivatives (2)	3,314	(4,912)	(11,963)	—	12,078	389	(492)	(1,586)	4,912
Loans	9,327	(332)	(1,170)	350	2,557	—	—	10,732	332
Other secured financings	65,602	—	—	—	(9,542)	—	—	56,060	—
Embedded conversion option	825	(100)	—	—	—	—	—	725	100

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2015
During the three months ended May 31, 2015, transfers of assets of $98.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $48.0 million, non-agency residential mortgage-backed securities of $30.0 million, commercial mortgage-backed securities of $7.7 million and other asset-backed securities of $2.1 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $1.0 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Corporate debt securities of $8.2 million and corporate equity securities of $1.4 million due to a lack of observable market transactions.
During the three months ended May 31, 2015, transfers of assets of $96.4 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $23.0 million, commercial mortgage-backed securities of $5.5 million and other asset-back securities of $5.4 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $54.4 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.0 million due to an increase in observable market transactions.
Net gains on Level 3 assets were $2.4 million and net gains on Level 3 liabilities were $5.0 million for the three months ended May 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of corporate equity securities and investments at fair value, partially offset by a decrease in valuation of collateralized debt obligations, residential and commercial mortgage-backed securities and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Six Months Ended May 31, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$7,066	$1,469	$(262)	$—	$—	$(8,690)	$20,547	$7,077
Corporate debt securities	22,766	(796)	3,095	(3,445)	—	—	10,297	31,917	(929)
Collateralized debt obligations	124,650	(17,229)	66,246	(59,532)	(147)	—	(24,981)	89,007	(8,989)
Residential mortgage-backed securities	82,557	(3,735)	24,083	(18,899)	(477)	—	5,166	88,695	(822)
Commercial mortgage-backed securities	26,655	(1,124)	4,685	(12,128)	(6,971)	—	6,745	17,862	(496)
Other asset-backed securities	2,294	(258)	8,385	(79)	(207)	—	1,722	11,857	(97)
Loans and other receivables	97,258	(5,795)	71,865	(29,184)	(33,895)	—	8,507	108,756	(3,166)
Investments, at fair value	53,224	4,615	5,270	(427)	(541)	—	69,202	131,343	4,882
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	225	(6,677)	6,804	—	—	(123)	452	(339)
Net derivatives (2)	(4,638)	1,925	(8,848)	120	8,395	1,460	—	(1,586)	(3,586)
Loans	14,450	(277)	(759)	350	—	—	(3,032)	10,732	277
Other secured financings	30,825	—	—	—	(11,760)	36,995	—	56,060	—
Embedded conversion option	693	32	—	—	—	—	—	725	(32)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2015
During the six months ended May 31, 2015, transfers of assets of $155.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $27.3 million, non-agency residential mortgage-backed securities of $20.3 million, commercial mortgage-backed securities of $10.2 million and other asset-backed securities of $2.1 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $13.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $10.4 million, corporate equity securities of $1.6 million and investments at fair value of $69.2 million due to a lack of observable market transactions.
During the six months ended May 31, 2015, transfers of assets of $87.0 million from Level 3 to Level 2 are primarily attributed to:

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Non-agency residential mortgage-backed securities of $15.1 million and commercial mortgage-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $52.3 million and loans and other receivables of $5.3 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $10.3 million due to an increase in observable market transactions.
During the six months ended May 31, 2015, there were transfers of loan liabilities of $3.0 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $17.3 million and net losses on Level 3 liabilities were $1.9 million for the six months ended May 31, 2015. Net losses on Level 3 assets were primarily due to decreased valuations of collateralized debt obligations, loans and other receivables and residential and commercial mortgage-backed securities, partially offset by an increase in valuation of corporate equity securities and certain investments at fair value. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2014 (in thousands):

	Three Months Ended May 31, 2014 (1)
	Balance at February 28, 2014	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at May 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2014 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$12,341	$(178)	$90	$(84)	$—	$4,233	$16,402	$(178)
Corporate debt securities	29,315	5,659	1,937	(5,831)	—	568	31,648	7,999
Collateralized debt obligations	66,028	4,706	19,146	(49,636)	(331)	2,400	42,313	238
Residential mortgage-backed securities	116,992	(791)	10,955	(24,618)	(459)	(30,117)	71,962	(422)
Commercial mortgage-backed securities	17,486	(903)	18,026	(21,038)	(1,189)	11,864	24,246	(1,933)
Other asset-backed securities	2,375	(314)	15,686	—	(438)	28,135	45,444	(314)
Loans and other receivables	128,832	11,933	42,278	(48,064)	(21,482)	25,146	138,643	11,922
Investments at fair value	82,205	2,349	5,160	(3,946)	—	(6,452)	79,316	(299)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,015	$(977)	$—	$—	$—	$—	$38	$558
Corporate debt securities	—	(84)	(4,082)	3,012	—	3,934	2,780	84
Net derivatives (3)	5,773	9,485	(2,150)	2,149	25	—	15,282	(9,485)
Loans	10,260	62	(9,629)	18,995	139	11,707	31,534	(57)
Other secured financings	30,394	—	(992)	—	(9,114)	—	20,288	—
Embedded conversion option	7,607	(3,712)	—	—	—	—	3,895	3,712

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	There were no issuances during the three months ended May 31, 2014.

(2)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(3)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2014
During the three months ended May 31, 2014, transfers of assets of $95.2 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $5.5 million, commercial mortgage-backed securities of $14.2 million and other asset-backed securities of $29.9 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $26.3 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $11.6 million and corporate debt securities of $0.6 million due to lack of observable market transactions;

•	Collateralized debt obligations of $7.1 million which have little to no transparency related to trade activity.
During the three months ended May 31, 2014, transfers of assets of $59.4 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $35.6 million, commercial mortgage-backed securities of $2.3 million and other asset-backed securities of $1.8 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $4.7 million, loans and other receivables of $1.1 million and investments at fair value of $6.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $7.4 million due to an increase in observable market transactions.

During the three months ended May 31, 2014, there were transfers of loan liabilities of $11.7 million from Level 2 to Level 3 due to a decrease in observable inputs in the valuation. There were $3.9 million transfers of corporate debt liabilities from Level 2 to Level 3 due to a lower number of observable market transactions.

Net gains on Level 3 assets were $22.5 million and net losses on Level 3 liabilities were $4.8 million for the three months ended May 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain loans and other receivables, collateralized debt obligations, corporate debt securities and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities and residential and commercial mortgage-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments, partially offset by decrease in valuation of the embedded conversion option and certain corporate equity and debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Six Months Ended May 31, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,583)	$608	$(370)	$—	$—	$7,863	$16,402	$(494)
Corporate debt securities	25,666	5,116	3,835	(3,224)	—	—	255	31,648	7,420
Collateralized debt obligations	37,216	14,169	36,200	(55,963)	—	—	10,691	42,313	5,656
Residential mortgage-backed securities	105,492	(4,114)	21,893	(37,356)	(529)	—	(13,424)	71,962	(1,324)
Commercial mortgage-backed securities	17,568	(2,191)	32,449	(29,864)	(1,710)	—	7,994	24,246	(3,236)
Other asset-backed securities	12,611	(537)	17,361	(5,496)	(438)	—	21,943	45,444	(569)
Loans and other receivables	145,890	3,946	92,579	(88,674)	(26,685)	—	11,587	138,643	3,382
Investments, at fair value	66,931	24,601	27,660	(32,648)	—	—	(7,228)	79,316	21,954
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(203)	(28,319)	31,431	—	—	(129)	2,780	203
Net derivatives (2)	6,905	11,591	(179)	(21)	318	—	(3,332)	15,282	(11,591)
Loans	22,462	754	(22,491)	27,908	139	—	2,762	31,534	(57)
Other secured financings	8,711	—	—	—	(9,114)	20,691	—	20,288	—
Embedded conversion option	9,574	(5,679)	—	—	—	—	—	3,895	5,679

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2014

During the six months ended May 31, 2014, transfers of assets of $94.9 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $20.9 million, commercial mortgage-backed securities of $8.4 million and other asset-backed securities of $25.5 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $14.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $11.5 million and corporate debt securities of $0.3 million due to lack of observable market transactions;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Collateralized debt obligations of $14.3 million which have little to no transparency in trade activity.

During the six months ended May 31, 2014, transfers of assets of $55.3 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $34.3 million, commercial mortgage-backed securities of $0.4 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $3.6 million, loans and other receivables of $2.6 million and investments at fair value of $7.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million due to an increase in observable market transactions.

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

Net gains on Level 3 assets were $39.4 million and net losses on Level 3 liabilities were $6.5 million for the six months ended May 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain corporate debt securities, collateralized debt obligations, loans and other receivables and investments at fair value, partially offset by a decrease in valuation of certain corporate equity securities, residential and commercial mortgage-backed securities and other asset backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments and loan positions, partially offset by decrease in valuation of the embedded conversion option and certain corporate debt securities.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2015 and November 30, 2014
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

May 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,647
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.8 to 5.9	5.4
		Discounted cash flows	Underlying stock price	5.3	—
		Scenario analysis	Estimated recovery percentage	79%	—
Corporate debt securities	$31,917

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

		Convertible bond model	Discount rate/yield	35%	—
		Discounted cash flows	Discount rate/yield	22%	—
Collateralized debt obligations	$46,565	Discounted cash flows	Constant prepayment rate	0% to 20%	17%
			Constant default rate	0% to 2%	2%
			Loss severity	25% to 100%	39%
			Yield	10% to 22%	11%
Residential mortgage-backed securities	$88,695	Discounted cash flows	Constant prepayment rate	0% to 50%	13%
			Constant default rate	1% to 100%	17%
			Loss severity	30% to 90%	59%
			Yield	0% to 12%	5%
Commercial mortgage-backed securities	$17,862	Discounted cash flows	Yield	12% to 21%	16%
			Cumulative loss rate	2% to 49%	10%
Other asset-backed securities	$11,857	Discounted cash flows	Constant prepayment rate	3% to 6%	3%
			Constant default rate	3% to 6%	5%
			Loss severity	60% to 70%	69%
			Yield	5% to 7%	5%
Loans and other receivables	$99,094	Comparable pricing	Comparable loan price	$99 to $100	$99.9
		Market approach	Yield	3% to 10%	8%
			EBITDA (a) multiple	7.3	—
		Scenario analysis	Estimated recovery percentage	10% to 75%	36%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—
Derivatives	40,012
Foreign exchange options		Option Model	Volatility	11% to 23%	13%
Commodity forwards		Discounted cash flows	Discount rate	24%	—
Unfunded commitment		Comparable pricing	Comparable loan price	$83 to $100	$99.9
		Market approach	Yield	8%	—
Investments at fair value
Private equity securities	$6,627	Market approach	Transaction Level	$56	—
Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$38,426
Foreign exchange options		Option model	Volatility	11% to 23%	13%
Unfunded commitment		Comparable pricing	Comparable loan price	$83 to $100	$88.7
		Market approach	Yield	5% to 8%	8%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—
Loans and other receivables	$10,732	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$56,060	Comparable pricing	Comparable loan price	$71 to $100	$97.0
Embedded conversion option	$725	Option valuation model	Historical volatility	20%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option Model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value	$8,500
Private equity securities		Market approach	Transaction level	$50	—
Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitment		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—
Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7
Embedded conversion option	$693	Option valuation model	Historical volatility	19%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2015 and November 30, 2014, asset exclusions consisted of $178.7 million and $137.8 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, investments in reinsurance

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

contracts, collateralized debt obligations, and certain loans and other receivables and corporate debt securities. At May 31, 2015 and November 30, 2014, liability exclusions consisted of $0.5 and $0.3 million, respectively of certain corporate debt and equity securities.
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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Financial Instruments Owned:
Loans and other receivables	$(5,294)	$2,038	$(2,377)	$1,430
Financial Instruments Sold:
Loans	$110	$(1,555)	$238	$(2,591)
Loan commitments	5,544	(9,024)	(1,622)	(11,090)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	May 31, 2015	November 30, 2014
Financial Instruments Owned:
Loans and other receivables (1)	$466,404	$403,119
Loans and other receivables greater than 90 days past due (1)	29,109	5,594
Loans and other receivables on nonaccrual status (1) (2)	(16,684)	(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $13.9 million and $0 at May 31, 2015 and November 30, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $332.0 million and $274.6 million at May 31, 2015 and November 30, 2014, respectively.

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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 4, Fair Value Disclosures, and Note 17, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)
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
The following tables present the fair value and related number of derivative contracts at May 31, 2015 and November 30, 2014 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. See Note 6, Collateralized Transactions, for information related to offsetting of certain secured financing transactions. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts
Exchange-traded	$2,892	61,924	$1,581	103,802
Cleared OTC	1,898,174	2,681	1,895,708	2,963
Bilateral OTC	736,995	1,689	702,048	1,455
Foreign exchange contracts
Exchange-traded	—	624	—	590
Bilateral OTC	645,414	10,656	655,504	9,780
Equity contracts
Exchange-traded	917,466	2,909,384	857,264	2,819,750
Bilateral OTC	53,815	1,056	110,662	1,208
Commodity contracts
Exchange-traded	57,831	709,590	34,881	712,279
Bilateral OTC	134,645	2,807	117,082	2,571
Credit contracts
Cleared OTC	47,813	45	51,038	39
Bilateral OTC	13,474	68	30,934	47
Total gross derivative assets/ liabilities:
Exchange-traded	978,189		893,726
Cleared OTC	1,945,987		1,946,746
Bilateral OTC	1,584,343		1,616,230
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(887,594)		(887,594)
Cleared OTC	(1,912,437)		(1,912,437)
Bilateral OTC	(1,306,399)		(1,405,949)
Net amounts per Consolidated Statements of Financial Condition (3)	$402,089		$250,722

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
Total gross derivative assets/liabilities:
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

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and six months ended May 31, 2015 and 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended		Six Months Ended
Gains (Losses)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Interest rate contracts	$18,064	$(61,367)	$(24,728)	$(66,485)
Foreign exchange contracts	8,352	(3,718)	23,524	2,348
Equity contracts	(111,682)	(73,925)	(40,641)	(170,161)
Commodity contracts	5,746	21,793	20,237	37,980
Credit contracts	9,805	(11,745)	3,763	(15,623)
Total	$(69,715)	$(128,962)	$(17,845)	$(211,941)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$50,402	$1,592	$21,717	$(3,562)	$70,149
Equity swaps and options	12,791	13,371	5,349	—	31,511
Credit default swaps	—	2,045	7,067	(1,519)	7,593
Total return swaps	10,160	2,635	—	(2,564)	10,231
Foreign currency forwards, swaps and options	143,252	30,561	—	(13,178)	160,635
Interest rate swaps, options and forwards	47,927	155,590	95,763	(64,051)	235,229
Total	$264,532	$205,794	$129,896	$(84,874)	515,348
Cross product counterparty netting					(16,998)
Total OTC derivative assets included in Financial instruments owned					$498,350

(1)	At May 31, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $94.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2015, cash collateral received was $190.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$51,982	$693	$3,474	$(3,562)	$52,587
Equity swaps and options	28,147	37,353	15,332	—	80,832
Credit default swaps	1,064	1,334	5,636	(1,519)	6,515
Total return swaps	21,311	9	1,489	(2,564)	20,245
Foreign currency forwards, swaps and options	121,295	62,607	—	(13,178)	170,724
Fixed income forwards	278	—	—	—	278
Interest rate swaps, options and forwards	45,926	96,089	120,986	(64,051)	198,950
Total	$270,003	$198,085	$146,917	$(84,874)	530,131
Cross product counterparty netting					(16,998)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$513,133

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	At May 31, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $27.7 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2015, cash collateral pledged was $290.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At May 31, 2015, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$178,941
BBB- to BBB+	129,161
BB+ or lower	84,507
Unrated	105,741
Total	$498,350

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2015 and November 30, 2014 is $106.1 million and $269.0 million, respectively, for which we have posted collateral of $97.9 million and $234.6 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2015 and November 30, 2014, we would have been required to post an additional $10.8 million and $55.1 million, respectively, of collateral to our counterparties.

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
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2015 and November 30, 2014, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.7 billion and $25.8 billion, respectively. At May 31, 2015 and November 30, 2014, a substantial portion of the securities received by us had been sold or repledged.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2015 and November 30, 2014, $9.6 million and $5.4 million, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
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
The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in the Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands). See Note 5, Derivative Financial Instruments, for information related to offsetting of derivatives.

	May 31, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,839,005	$—	$7,839,005	$(545,998)	$(921,694)	$6,371,313
Reverse repurchase agreements	13,695,209	(9,910,705)	3,784,504	(261,671)	(3,492,047)	30,786
Liabilities
Securities lending arrangements	$3,694,620	$—	$3,694,620	$(545,998)	$(3,104,520)	$44,102
Repurchase agreements	21,039,148	(9,910,705)	11,128,443	(261,671)	(9,099,025)	1,767,747

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

(3)
Amounts include $6,327.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,143.2 million, and $1,750.5 million of repurchase agreements, for which we have pledged securities collateral of $1,802.5 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

(4)
Amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $2,396.1 million and $3,444.7 million at May 31, 2015 and November 30, 2014, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies as an FCM to segregation requirements.

Note 7. Securitization Activities
We engage in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 8, Variable Interest Entities, for further discussion on variable interest entities and our determination of the primary beneficiary.
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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Transferred assets	$1,490.6	$1,599.7	$3,053.5	$3,226.6
Proceeds on new securitizations	1,527.1	1,600.1	3,091.6	3,228.2
Cash flows received on retained interests	12.2	20.4	19.0	28.9
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2015 and November 30, 2014.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$10,986.6	$139.5
U.S. government agency commercial mortgage-backed securities	3,022.9	85.8
Collateralized loan obligations	4,677.1	61.6

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4
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
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $3.9 million and $3.9 million, respectively, at May 31, 2015 and $7.8 million and $7.8 million, respectively, at November 30, 2014. The related liabilities do not have recourse to our general credit.

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

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans,

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2015 and November 30, 2014 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2015		November 30, 2014
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$0.2	$—	$0.2
Financial instruments owned	54.7	0.3	62.7	0.3
Securities purchased under agreement to resell (1)	654.1	—	575.2	—
Fees, interest and other receivables	0.3	—	0.4	—
	$709.1	$0.5	$638.3	$0.5
Other secured financings (2)	$708.2	$—	$637.7	$—
Other liabilities	0.9	0.2	0.6	0.2
	$709.1	$0.2	$638.3	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $2.6 million and $39.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at May 31, 2015 and November 30, 2014, respectively.

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
We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$84.6	$—	$373.9	$5,659.6
Consumer loan vehicles	171.0	—	1,116.2	609.2
Asset management vehicle (1)	6.9	—	6.9	49.0
Private equity vehicles (2)	24.3	—	48.9	72.0
Total	$286.8	$—	$1,545.9	$6,389.8

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan vehicles	170.6	—	797.8	485.2
Asset management vehicle (1)	11.3	—	11.3	432.3
Private equity vehicles (2)	44.3	—	59.2	92.8
Total	$360.2	$—	$1,795.2	$8,747.4

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

Consumer Loan Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily comprised of unsecured consumer and small business loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Asset Management Vehicle. We managed the Jefferies Umbrella Fund, an "Umbrella structure" company that invested primarily in convertible bonds and enabled investors to choose between one or more investment objectives by investing in one or more sub-funds within the same structure. Our variable interests in the Jefferies Umbrella Fund consist of equity interests, management fees and performance fees. Effective May 2015, the Jefferies Umbrella Fund was placed into liquidation.
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund L.P.”). At May 31, 2015 and November 30, 2014, we funded approximately $60.4 million and $60.1 million, respectively, of our commitment. The carrying amount of our equity investment was $23.2 million and $43.1 million at May 31, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.1 million and $1.2 million at May 31, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.
We have provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. At May 31, 2015, the carrying value and maximum exposure to loss of the guarantee was $0 and $10.0 million, respectively. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

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

At May 31, 2015 and November 30, 2014, we held $3,098.7 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $983.7 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At May 31, 2015, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At May 31, 2015, we have funded $486.5 million of our $600.0 million commitment, leaving $113.5 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is $1.0 billion, comprised of committed and discretionary amounts totaling $700.0 million and $300.0 million, respectively, at May 31, 2015. Committed advances are shared equally between us and MassMutual, while discretionary advances may be funded disproportionately if so agreed between MassMutual and us. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2015 and November 30, 2014, we have funded $0 and $0, respectively, of each of our $350.0 million commitments. During the three and six months ended May 31, 2015, $59,000 and $0.5 million of interest income, respectively, and unfunded commitment fees of $0.4 million and $0.8 million, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility. During the three and six months ended May 31, 2014, we earned interest income of $0.6 million and $1.1 million, respectively, and unfunded commitment fees of $0.4 million and $1.1 million, respectively.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2015	November 30, 2014
Total assets	$6,853.1	$5,954.0
Total liabilities	5,879.5	4,961.7
Total equity	973.6	992.3
Our total equity balance	486.8	496.0
The net earnings of Jefferies Finance were $41.2 million and $62.3 million for the three and six months ended May 31, 2015, respectively, and $29.3 million and $58.5 million for the three and six months ended May 31, 2014, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $39.9 million and $55.5 million during the three and six months ended May 31, 2015, respectively, and $38.8 million and $86.4 million during the three and six months ended May 31, 2014, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.9 million and $1.6 million during the three and six months ended May 31, 2015, respectively, and $3.4 million and $7.7 million during the three and six months ended May 31, 2014, respectively, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $3.1 million and $3.1 million during the three and six months ended May 31, 2015, respectively, and $1.8 million and $2.2 million during the three and six months ended May 31, 2014, respectively, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At May 31, 2015 and November 30, 2014, we held securities issued by CLOs managed by JFIN, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements with Jefferies Finance or derivative contracts whose underlying is based on certain securities issued by the CLO.
We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million and $4.2 million for the three months ended May 31, 2015 and 2014, respectively.
Under a service agreement, we charged Jefferies Finance $7.1 million and $34.9 million for services provided during the three and six months ended May 31, 2015, respectively, and $7.0 million and $28.7 million during the three and six months ended May 31, 2014, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $57.1 million and $41.5 million at May 31, 2015 and November 30, 2014, respectively.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At May 31, 2015 and November 30, 2014, we had funded $125.6 million and $200.9 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	May 31, 2015	November 30, 2014
Total assets	$1,887.2	$1,500.9
Total liabilities	1,386.6	962.7
Total equity	500.6	538.2
Our total equity balance	242.8	261.0
The net earnings of Jefferies LoanCore were $16.8 million and $36.8 million for the three and six months ended May 31, 2015, respectively, and $6.8 million and $11.8 million for the three and six months ended May 31, 2014, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.2 million and $0.6 million during the three and six months ended May 31, 2015, respectively, and $0.3 million and $0.6 million during the three and six months ended May 31, 2014, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $26.3 million and $48.9 million at May 31, 2015 and November 30, 2014, respectively. We account for these investments at fair value based on the net asset value ("NAV") of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Gains from these investments were $0.6 million in the three months ended May 31, 2015 and losses from these investments were $22.9 million for the six months ended May 31, 2015, and $6.6 million and $8.0 million for the three and six months ended May 31, 2014, respectively, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

At May 31, 2015, our outstanding commitment relating to JCP Fund V was $16.6 million. At May 31, 2015 and November 30, 2014, we were committed to invest equity of up to $85.0 million in JCP Fund V.

The following is a summary of selected financial information for 100% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	March 31, 2015 (1)	December 31, 2014 (1)
Total assets	$74,759	$73,261
Total liabilities	86	66
Total partners' capital	74,673	73,195

	Three months ended March 31, 2015 (1)	Three months ended December 31, 2014 (1)	Three months ended March 31, 2014 (1)	Three months ended December 31, 2013 (1)
Net increase (decrease) in net assets resulting from operations	$1,478	$(65,700)	$(18,779)	$(2,947)

(1)
Financial information for JCP Fund V within our financial position and results of operations at May 31, 2015 and November 30, 2014 and for the three and six months ended May 31, 2015 and 2014 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	May 31, 2015	November 30, 2014
Capital Markets	$1,657,193	$1,659,636
Asset Management	3,000	3,000
Total goodwill	$1,660,193	$1,662,636
The following table is a summary of the changes to goodwill for the six months ended May 31, 2015 (in thousands):

Balance at November 30, 2014	$1,662,636
Add: Translation adjustments	(2,443)
Balance at May 31, 2015	$1,660,193
Intangible Assets
The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$127,944	$(30,614)	$97,330	13.3
Trade name	131,587	(8,459)	123,128	32.8
Exchange and clearing organization membership interests and registrations	14,448	—	14,448	N/A
	$273,979	$(39,073)	$234,906

	November 30, 2014			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$128,323	$(26,402)	$101,921	13.7
Trade name	132,009	(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,528	—	14,528	N/A
	$274,860	$(33,079)	$241,781
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $6.1 million for the three and six months ended May 31, 2015, respectively, and $3.2 million and $6.4 million for the three and six months ended May 31, 2014, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remainder of fiscal 2015	$6,099
Year ended November 30, 2016	12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198

Note 11. Short-Term Borrowings
Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities that must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at May 31, 2015 and November 30, 2014 were $362.0 million and $12.0 million, respectively. At May 31, 2015, the interest rate on short-term borrowings outstanding is 2.03% per annum. Average daily short-term borrowings outstanding were $77.0 million and $58.2 million for the three and six months ended May 31, 2015, respectively, and $181.3 million and $97.6 million for the three and six months ended May 31, 2014, respectively.

On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for additional six months upon request. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2015, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015	November 30, 2014
Unsecured Long-Term Debt
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	$503,746	$507,944
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	358,159	363,229
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	836,381	842,359
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	819,594	832,797
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	548,005	620,725
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	846,007	853,091
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,895	4,379
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	622,114	623,311
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	380,626	381,515
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	348,706	349,261
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,891	513,046
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,810	421,960
	$6,201,934	$6,313,617
Secured Long-Term Debt
Credit facility	200,000	170,000
	$6,401,934	$6,483,617

(1)
The value of the 3.875% Convertible Senior debentures at May 31, 2015 and November 30, 2014 includes the fair value of the conversion feature of $0.7 million and $0.7 million, respectively. The change in fair value of the conversion feature,

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three and six months ended May 31, 2015, and amounted to a gain of $3.7 million and $5.7 million for the three and six months ended May 31, 2014, respectively.

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At June 11, 2015, each $1,000 debenture is currently convertible into 22.3089 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.83 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition.

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility are Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies is the surviving entity, and therefore, is a borrower under the Credit Facility. The Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest is based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility are secured by substantially all the assets of such borrower, but none of the borrowers is responsible for any obligations of any other borrower. At May 31, 2015 and November 30, 2014, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility. We expect to terminate the Credit Facility in the third quarter of fiscal 2015, due to the exiting of the Bache business. For further information with respect to our use of the Credit Facility, refer to Note 21, Exit Costs.

Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015	November 30, 2014
Global Equity Event Opportunity Fund, LLC (1)	$34,245	$33,303
Other	5,823	5,545
Noncontrolling interests	$40,068	$38,848

(1)	Noncontrolling interests attributed to Leucadia were $26.1 million and $25.4 million at May 31, 2015 and November 30, 2014, respectively.

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
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.5 million and $18.1 million at May 31, 2015 and November 30, 2014, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The components of net periodic pension (income) cost for our pension plans are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
U.S. Pension Plan	2015	2014	2015	2014
Components of net periodic pension (income) cost:
Service cost	$63	$56	$126	$112
Interest cost on projected benefit obligation	585	607	1,170	1,214
Expected return on plan assets	(848)	(789)	(1,696)	(1,578)
Net amortization	—	(36)	—	(72)
Net periodic pension income	$(200)	$(162)	$(400)	$(324)

	Three Months Ended May 31,		Six Months Ended May 31,
German Pension Plan	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$—	$11	$—	$22
Interest cost on projected benefit obligation	127	221	263	442
Net amortization	79	63	163	125
Net periodic pension cost	$206	$295	$426	$589
Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan or the German Pension Plan during the six months ended May 31, 2015 and we do not expect to make any contributions to the plans during the remainder of the fiscal year.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Components of compensation cost:
Restricted cash awards	$48.2	35.0	103.5	$78.2
Restricted stock and RSUs (1)	14.5	18.1	40.0	50.0
Profit sharing plan	1.4	1.4	4.7	4.8
Total compensation cost	$64.1	$54.5	$148.2	$133.0

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

Remaining unamortized amounts related to certain compensation plans at May 31, 2015 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$56.0	1.8
Restricted cash awards	314.0	3
Total	$370.0
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
Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

Note 16. Income Taxes
At May 31, 2015 and November 30, 2014, we had approximately $112.3 million and $126.7 million respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $74.7 million and $84.5 million at May 31, 2015 and November 30, 2014, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At May 31, 2015 and November 30, 2014, we had interest accrued of approximately $31.7 million and $30.6 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the six months ended May 31, 2015 and the year ended November 30, 2014.
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

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at May 31, 2015 (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.2	$0.9	$—	$257.7	$267.8
Loan commitments (1)	34.3	475.7	387.4	60.1	—	957.5
Mortgage-related and other purchase commitments	909.9	1,330.6	499.1	—	—	2,739.6
Underwriting commitments	36.9	—	—	—	—	36.9
Forward starting reverse repos and repos	2,384.4	—	—	—	—	2,384.4
Other unfunded commitments (1)	30.0	—	—	6.0	37.5	73.5
	$3,395.5	$1,815.5	$887.4	$66.1	$295.2	$6,459.7

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.
The table below presents our credit exposure from our loan commitments, including funded amounts, summarized by period of expiration at May 31, 2015. Credit exposure is based on the external credit ratings of the underlyings or referenced assets of our loan commitments. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements (in millions):

Credit Ratings	2015	2016-2020	2021 and Later	Total Corporate Lending Exposure (1)	Corporate Lending Exposure at Fair Value (2)	Corporate Lending Commitments (3)
Non-investment grade.	$—	$171.9	$—	$171.9	$9.7	$162.2
Unrated	115.0	864.6	—	979.6	184.3	795.3
Total	$115.0	$1,036.5	$—	$1,151.5	$194.0	$957.5

(1)	Total corporate lending exposure represents the potential loss assuming the fair value of funded loans and lending commitments were zero.

(2)
The corporate lending exposure at fair value includes $215.3 million of funded loans included in Financial instruments owned—Loans and Loans to and investments in related parties, and a $21.3 million net liability related to lending commitments recorded in Financial instruments sold, not yet purchased—Derivatives and Financial instruments owned—Derivatives in the Consolidated Statement of Financial Condition at May 31, 2015.

(3)	Represents the notional amount of unfunded lending commitments.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At May 31, 2015, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $30.2 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at May 31, 2015, we had other outstanding equity commitments to invest up to $4.4 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2015, we had $607.5 million of outstanding loan commitments to clients.

Loan commitments outstanding at May 31, 2015, also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $135.7 million at May 31, 2015.

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
Contingencies
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. Those agreements include an aggregate $25.0 million in payments and at May 31, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $0.7 million.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2015 (in millions):

	Expected Maturity Date
Guarantee Type:	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout
Derivative contracts—non-credit related	$28,156.7	$3,319.6	$614.6	$644.4	$430.6	$33,165.9
Written derivative contracts—credit related	2.0	—	—	1,436.3	20.0	1,458.3
Total derivative contracts	$28,158.7	$3,319.6	$614.6	$2,080.7	$450.6	$34,624.2
At May 31, 2015 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,324.3	$—	$—	$—	$—	$—	$1,324.3
Single name credit default swaps	$—	$—	$22.0	$24.0	$88.0	$—	$134.0
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2015, the fair value of derivative contracts meeting the definition of a guarantee is approximately $371.6 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At May 31, 2015, the maximum amount payable under these guarantees is $29.1 million.

Standby Letters of Credit. At May 31, 2015, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $37.3 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At May 31, 2015, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$998,320	$913,625
Jefferies Execution	7,800	7,550
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

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Capital Markets:
Net revenues	$789.1	$717.8	$1,351.5	$1,594.7
Expenses	$692.4	$617.1	$1,264.7	$1,322.8
Asset Management:
Net revenues	$2.5	$5.2	$31.7	$27.3
Expenses	$14.4	$6.7	$20.9	$17.8
Total:
Net revenues	$791.6	$723.0	$1,383.2	$1,622.0
Expenses	$706.8	$623.8	$1,285.6	$1,340.6
The following table summarizes our total assets by segment at May 31, 2015 and November 30, 2014 (in millions):

	May 31, 2015	November 30, 2014
Segment assets:
Capital Markets	$43,465.3	$44,002.6
Asset Management	676.5	515.0
Total assets	$44,141.8	$44,517.6
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Americas (1)	$616,857	$538,930	$1,053,643	$1,231,985
Europe (2)	148,998	159,983	288,204	346,774
Asia	25,699	24,079	41,379	43,261
Net revenues	$791,554	$722,992	$1,383,226	$1,622,020

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 20. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2015 and November 30, 2014, loans to and/or equity investments in Private Equity Related Funds were in aggregate $36.7 million and $60.7 million, respectively. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Other revenues and investment income (loss)	$947	$(9,036)	(24,212)	(11,459)
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At May 31, 2015 and November 30, 2014, we have commitments to purchase $336.5 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $266.6 million and $232.0 million at May 31, 2015 and November 30, 2014, respectively. Additionally, we recognized investment banking and advisory revenues of $0.9 million and $1.3 million during the three and six months ended May 31, 2015, respectively.
National Beef Packaging Company, LLC (“National Beef”). We act as an FCM for National Beef, which is partially owned by Leucadia. At May 31, 2015 and November 30, 2014, we had a customer payable to National Beef of $0.0 million and $4.1 million, respectively. During the three and six months ended May 31, 2015, we recognized commissions of $0.0 million and $0.2 million, respectively.
Officers, Directors and Employees. At May 31, 2015 and November 30, 2014, we had $24.3 million and $20.1 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At May 31, 2015 and November 30, 2014, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

Leucadia. The following is a description of related party transactions with Leucadia, which are settled on a quarterly basis:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $6.1 million and $11.2 million, for the three and six months ended May 31, 2015, respectively, and amounted to $9.2 million and $17.2 million for the three and six months ended May 31, 2014, respectively. At May 31, 2015 and November 30, 2014, we had a receivable from Leucadia of $3.0 million and $10.9 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At May 31, 2015 and November 30, 2014, we had a payable to Leucadia of $7.3 million and $41.5 million, respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•	We have a tax sharing agreement with Leucadia, for which any amounts outstanding are included in Other assets on the Consolidated Statements of Financial Condition.

•
At May 31, 2015 and November 30, 2014, $26.1 million and $25.4 million, respectively, of the total noncontrolling interests in asset management entities that are consolidated by us are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31, 2015	Six Months Ended May 31, 2015
Investment banking and advisory	$200	$21,200
Asset management	119	303
Commissions	1	37

•	On March 18, 2014, we sold our investment in HRG Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date.

•	On February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. The transfer is subject to customary closing conditions for a transaction of this nature. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. During the three months ended May 31, 2015, we have transferred about 50% of client accounts to Société Générale S.A. and other brokers. We expect to substantially complete the exit of the Bache business during the third quarter of fiscal 2015.
In addition, we expect to terminate our $750.0 million Credit Facility during the third quarter of fiscal 2015. At May 31, 2015, the remaining unamortized deferred origination costs were $2.2 million, which will be fully expensed during the third quarter of fiscal 2015.
During the three months ended May 31, 2015, we recorded restructuring and impairment costs as follows (in thousands):

Three Months Ended May 31, 2015
Severance costs	$15,559
Accelerated amortization of restricted stock and restricted cash awards	4,460
Accelerated amortization of capitalized software	6,260
Other expenses	2,291
Total	$28,570

Of the above costs, $10.8 million are of a non-cash nature.
Restructuring costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings for the three months ended May 31, 2015 (in thousands):

Three Months Ended May 31, 2015
Compensation and benefits	$20,019
Technology and communications	6,260
Professional services	2,033
Other expenses	258
Total	$28,570

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We expect to incur approximately an additional $48.6 million of restructuring costs through the remainder of fiscal 2015 in connection with our exit activities comprised of (1) severance and related benefits, including additional amortization for restricted stock and restricted cash awards and (2) contract termination costs.
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Total
Balance at February 28, 2015	$—	$—	$—
Expenses	15,559	2,291	17,850	$4,460	$6,260	$28,570
Payments	(2,523)	(1,518)	(4,041)
Liability at May 31, 2015	$13,036	$773	$13,809

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
Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net revenues	$791,554	$722,992	$1,383,226	$1,622,020
Non-interest expenses	706,842	623,855	1,285,630	1,340,614
Earnings before income taxes	84,712	99,137	97,596	281,406
Income tax expense	24,530	37,323	24,861	104,200
Net earnings	60,182	61,814	72,735	177,206
Net earnings to noncontrolling interests	349	488	1,220	3,448
Net earnings attributable to Jefferies Group LLC	59,833	61,326	71,515	173,758
Effective tax rate	29.0%	37.6%	25.5%	37.0%
Executive Summary

Three Months Ended May 31, 2015
Net revenues for the three months ended May 31, 2015 increased $68.6 million, or 9.5%, to $791.6 million compared with $723.0 million for the three months ended May 31, 2014. The increase primarily reflects higher revenues in our investment banking and

JEFFERIES GROUP LLC AND SUBSIDIARIES

equities businesses, partially offset by lower revenues in our fixed income business. Results in the three months ended May 31, 2015 include unrealized gains of $20.4 million from our investment in KCG Holdings, Inc. (“KCG”) compared with gains of $39.6 million in aggregate in the prior year quarter from our investments in KCG and HRG Group Inc. (“HRG”), the latter of which we sold to Leucadia in March 2014.

Non-interest expenses for the three months ended May 31, 2015 increased $83.0 million, or 13.3%, to $706.8 million compared with $623.9 million for the three months ended May 31, 2014, primarily reflecting an increase in Compensation and benefits expense. Compensation and benefits expense of $480.8 million increased 18.7% corresponding with the increase in net revenues. Compensation and benefits expenses as a percentage of Net revenues was 60.7% for the three months ended May 31, 2015 compared with 56.0% in the prior year quarter. Non-compensation expenses for the three months ended May 31, 2015 were $226.1 million, an increase of $7.1 million, or 3.2%.

On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. During the three months ended May 31, 2015, we have transfered about 50% of client accounts to Société Générale S.A. and other brokers. We expect to substantially complete the exit of the Bache business during the third quarter of fiscal 2015. Total non-interest expenses for the period include costs of $28.6 million, on a pre-tax basis, related to our exit of the Bache business. The after-tax effect of these costs is $20.5 million. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. We expect to incur additional costs related to Bache of approximately $48.6 million and approximately $34.3 million on a pre-tax and post-tax basis, respectively, over the remainder of fiscal 2015. Global net revenues from this business activity for the three months ended May 31, 2015 and 2014, which are included within our Fixed income results, were $34.6 million and $50.7 million, respectively. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the three months ended May 31, 2015 and 2014, were $73.0 million and $66.3 million, respectively. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.

At May 31, 2015, we had 3,830 employees globally, an increase of 45 employees from our headcount at May 31, 2014 of 3,785. Since May 31, 2014, our headcount has modestly expanded, primarily across our investment banking, equities and remaining fixed income businesses. These increases were partially offset by headcount reductions due to the exiting of the Bache business and corporate services outsourcing.

Six Months Ended May 31, 2015

Net revenues for the six months ended May 31, 2015 decreased $238.8 million, or 14.7%, to $1,383.2 million compared with $1,622.0 million for the six months ended May 31, 2014. The decrease primarily reflects lower revenues in our fixed income and investment banking businesses. The decrease was partially offset by higher revenues in our equities business for the six months ended May 31, 2015, which include unrealized gains of $55.0 million from our investment in KCG compared with gains of $26.5 million in aggregate in the prior year six months from our investments in KCG and HRG. Net revenues also included investment losses from managed funds of $23.1 million in the six months ended May 31, 2015, primarily due to lower valuations in the energy and shipping sectors, compared with investment losses of $7.5 million in the prior year six months.

Non-interest expenses for the six months ended May 31, 2015 decreased $55.0 million, or 4.1%, to $1,285.6 million compared with $1,340.6 million for the six months ended May 31, 2014, primarily reflecting a decline in Compensation and benefits expense. Compensation and benefits expense of $846.0 million declined 7.3% commensurate with the decline in net revenues. Compensation and benefits expenses as a percentage of Net revenues was 61.2% for the six months ended May 31, 2015 compared with 56.3% in the prior year six months. Non-compensation expenses for the six months ended May 31, 2015 were $439.6 million, an increase of $11.8 million, or 2.8%.

Global net revenues from our Bache business for the six months ended May 31, 2015 and 2014, which are included within our Fixed income results, were $84.5 million and $100.0 million, respectively. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the six months ended May 31, 2015 and 2014, were $135.6 million and $122.7 million, respectively.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three and six months ended May 31, 2015 and 2014:

	Three Months Ended May 31,				Six Months Ended May 31,
	2015		2014		2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$228,198	28.8%	$177,238	24.5%	$431,677	31.2%	$366,061	22.6%
Fixed income	153,444	19.4	217,706	30.1	279,479	20.2	503,634	31.0
Total sales and trading	381,642	48.2	394,944	54.6	711,156	51.4	869,695	53.6
Equity	108,805	13.8	83,726	11.6	187,876	13.6	178,464	11.0
Debt	154,670	19.5	147,000	20.3	215,546	15.7	320,038	19.7
Capital markets	263,475	33.3	230,726	31.9	403,422	29.3	498,502	30.7
Advisory	140,787	17.8	100,423	13.9	272,835	19.7	246,967	15.2
Total investment banking	404,262	51.1	331,149	45.8	676,257	49.0	745,469	45.9
Asset management fees and investment income (loss) from managed funds:
Asset management fees	4,903	0.6	4,927	0.7	18,888	1.3	14,373	0.9
Investment income (loss) from managed funds	747	0.1	(8,028)	(1.1)	(23,075)	(1.7)	(7,517)	(0.4)
Total	5,650	0.7	(3,101)	(0.4)	(4,187)	(0.4)	6,856	0.5
Net revenues	$791,554	100.0%	$722,992	100.0%	$1,383,226	100.0%	$1,622,020	100.0%

Net Revenues

Three Months Ended May 31, 2015

Net revenues for the three months ended May 31, 2015 of $791.6 million increased 9.5% from the prior year quarter. The increase primarily reflects higher revenues in our investment banking business as a result of higher transaction volume and higher revenues in our equities business from increased customer activity, partially offset by lower revenues in our fixed income business as certain segments were negatively impacted by market conditions. Investment banking revenues for the three months ended May 31, 2015 of $404.3 million were up 22.1% compared with the prior year quarter due to an increase in advisory revenues, as well as higher equity and debt capital markets revenues. The increase in investment banking revenues was primarily due to higher transaction

JEFFERIES GROUP LLC AND SUBSIDIARIES

volume. Overall, capital markets revenues of $263.5 million increased 14.2% from the prior year quarter. Fixed income revenues for the three months ended May 31, 2015 of $153.4 million were down 29.5% compared with the prior year quarter, primarily due to increased volatility in the treasury markets, credit spread tightening and expectations of future rate increases, which resulted in lower trading volume for our mortgages business, partially offset by solid performance from our corporate and U.S. and international rates businesses. The wind-down of our Bache business also contributed to the decline in fixed income revenues. Results for the three months ended May 31, 2015 reflect higher revenues in our equities business of $228.2 million, up 28.8% compared with the prior year quarter. The second quarter of 2015 includes unrealized gains of $20.4 million from our investment in KCG compared with gains of $39.6 million in aggregate in the prior year quarter from our investments in KCG and HRG. Net revenues from our asset management business was $5.7 million for the three months ended May 31, 2015 compared with losses of $3.1 million in the prior year quarter.

Six Months Ended May 31, 2015

Net revenues for the six months ended May 31, 2015 of $1,383.2 million decreased 14.7% from the comparable period in 2014. The decrease primarily reflects lower revenues in our investment banking and fixed income businesses primarily in the first quarter of 2015 as a result of fewer new issuances in leveraged finance capital markets and lower levels of trading activity due to challenging market conditions and global economic pressures, respectively. Investment banking revenues for the six months ended May 31, 2015 of $676.3 million were down 9.3% compared with the comparable period in 2014, due to a decrease in debt capital markets revenues, partially offset by higher advisory and equity capital markets revenues. Overall, capital markets revenues of $403.4 million decreased 19.1% from the comparable period in 2014, primarily due to lower transaction volume in the leveraged finance capital markets. Fixed income revenues for the six months ended May 31, 2015 of $279.5 million were down 44.5% compared with the comparable period in 2014, primarily due to tighter trading conditions across most core businesses, partially offset by solid performance from our international rates business. Results in the six months ended May 31, 2015 reflect higher revenues in our equities business of $431.7 million, up 17.9% compared with the comparable period in 2014, which includes unrealized gains of $55.0 million from our investment in KCG compared with gains of $26.5 million in aggregate in the comparable period in 2014 from our investments in KCG and HRG. Net revenues from our asset management business reflected a loss of $4.2 million for the six months ended May 31, 2015 compared with income of $6.9 million for the comparable period in 2014.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC ("Jefferies Finance") and Jefferies LoanCore, LLC ("LoanCore"), which are accounted for under the equity method, as well as changes in the value of our investments in KCG and HRG. In March 2014, we sold our investment in HRG to Leucadia at fair market value.

Three Months Ended May 31, 2015

Total equities revenue was $228.2 million for the three months ended May 31, 2015, an increase of $51.0 million, or 28.8% compared with $177.2 million for the three months ended May 31, 2014. The results for the three months ended May 31, 2015 include unrealized gains of $20.4 million from our investment in KCG compared with gains of $39.6 million in aggregate in the prior year quarter from our investments in KCG and HRG.
During the three months ended May 31, 2015, U.S. equity market conditions were characterized by a continual upward trend in U.S. stock prices, with economic data largely meeting expectations and the outlook for monetary policy remaining favorable. In the equity markets, the NASDAQ Composite Index increased by 2.1%. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. The improved performance from our U.S. and Asia equity cash desks and electronic trading platform has contributed to the increase in commission revenues, as a result of increased trading volumes, and higher revenues from equity block trading. Net mark-to-market gains from certain equity holdings also contributed to equities results for the three month 2015 period. Equities revenues from our Jefferies Finance and LoanCore joint ventures increased during the three months ended May 31, 2015 as compared to the prior year quarter due to an increase in loan closings and syndications by the ventures over the comparable period.

Six Months Ended May 31, 2015

Total equities revenue was $431.7 million for the six months ended May 31, 2015, an increase of $65.6 million, or 17.9% compared with $366.1 million for the six months ended May 31, 2014, primarily due to higher revenues from our electronic trading and

JEFFERIES GROUP LLC AND SUBSIDIARIES

equity options trading desks. The results for the six months ended May 31, 2015 include unrealized gains of $55.0 million from our investment in KCG compared with gains of $26.5 million in aggregate in the comparable period in 2014 from our investments in KCG and HRG; as well as net overall gains from certain equity holdings as compared to the prior year six month period. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014.

Equities revenues from our LoanCore and Jefferies Finance joint ventures increased during the six month period ended May 31, 2015 as compared to the comparable period in 2014 due to higher loan closings and securitizations by the ventures over the comparable period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended May 31, 2015

Total fixed income revenue was $153.4 million for the three months ended May 31, 2015, a decrease of $64.3 million, or 29.5%, compared with $217.7 million in the three months ended May 31, 2014. The second quarter of 2015 was characterized by volatility in the treasury markets, fluctuating expectations as to future Federal Reserve interest rate increases and depressed oil prices impacting the credit markets in the energy sector. Weak global economic data and geopolitical concerns in the Middle East, the increasing risk of the Greek exit from the EU and economic uncertainty caused by volatility in currency and energy markets added uncertainty with respect to growth of the global economy.

During the three months ended May 31, 2015, transaction volumes and revenues improved in our rates and investment grade corporates businesses as volatility caused attractive yields and new issuance interest.  However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Our mortgages business benefited from the expansion of our consumer loan finance activity but was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues. The uncertainty in the global economy coupled with lower energy prices put downward pressure on global high yield bonds, especially less liquid and higher yielding bonds. In addition, futures sales and trading revenues declined as we announced our exit from this business and are executing the wind down of this platform.

Six Months Ended May 31, 2015

Total fixed income revenue was $279.5 million for the six months ended May 31, 2015, a decrease of $224.2 million, or 44.5% compared with $503.6 million in the six months ended May 31, 2014. The decrease in revenues was primarily due to tighter trading conditions across most core businesses, partially offset by increased revenues in our international rates business.

During the six months ended May 31, 2015, the fixed income markets were impacted a various points by geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty caused by volatility in currency and energy markets. Uncertainty as to the timing of potential interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. As a result, transaction volumes and revenue improved in our rates business for the six month 2015 period as compared to the prior year six month period. Although results improved in the latter part of the second quarter of 2015, our other fixed income business were negatively impacted by the uncertainty and market conditions as investors focused on liquidity resulting in overall lower trading revenues as compared to the six months ended May 31, 2014.

Investment Banking Revenue

We provide capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Capital markets revenue includes underwriting and placement revenue related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenue consists primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Equity	$108,805	$83,726	$187,876	$178,464
Debt	154,670	147,000	215,546	320,038
Capital markets	263,475	230,726	403,422	498,502
Advisory	140,787	100,423	272,835	246,967
Total	$404,262	$331,149	$676,257	$745,469

Three Months Ended May 31, 2015

Total investment banking revenue was $404.3 million for the three months ended May 31, 2015, an increase of $73.1 million, or 22.1%, from the three months ended May 31, 2014. The increase was primarily due to a significant increase in advisory revenues, as well as higher equity and debt capital markets revenues, in both cases arising from an increase in both the number of transactions and the dollar value of transactions. Overall, capital markets revenues in the three months ended May 31, 2015 increased 14.2% from the prior year quarter and advisory revenues for the three months ended May 31, 2015 increased over 40% from the prior year quarter.

From equity and debt capital raising activities, we generated $108.8 million and $154.7 million in revenues, for the three months ended May 31, 2015, respectively. During the three months ended May 31, 2015, we completed 275 public and private debt financings that raised $68.5 billion in aggregate and we completed 51 public equity and convertible offerings that raised $14.1 billion (48 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $140.8 million, including revenues from 37 merger and acquisition transactions with an aggregate transaction value of $30.3 billion.

Investment banking revenue was $331.1 million for the three months ended May 31, 2014. From equity and debt capital raising activities, we generated $83.7 million and $147.0 million in revenues, respectively. During the three months ended May 31, 2014, we completed 268 public and private debt financings that raised $42.5 billion in aggregate and we completed 43 public equity and convertible offerings that raised $12.6 billion (35 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $100.4 million, including revenues from 31 merger and acquisition transactions with an aggregate transaction value of $14.5 billion.

Six Months Ended May 31, 2015

Total investment banking revenue was $676.3 million for the six months ended May 31, 2015, a decrease of $69.2 million from the six months ended May 31, 2014 reflecting a weaker first quarter of 2015, partially offset by a stronger second 2015 quarter. The decrease was due to a decrease in our debt capital market revenues. Overall, capital markets revenues of $403.4 million in the six months ended May 31, 2015 decreased from the comparable period in 2014, primarily due to lower transaction volume in key segments of the leveraged finance market. Advisory revenues of $272.8 million for the six months ended May 31, 2015 increased from the comparable period in 2014, due to higher transaction volume.

Investment banking revenue was $676.3 million for the six months ended May 31, 2015. From equity and debt capital raising activities, we generated $187.9 million and $215.5 million in revenues, respectively. During the six months ended May 31, 2015, we completed 507 public and private debt financings that raised $111.4 billion in aggregate and we completed 98 public equity and convertible offerings that raised $21.6 billion (88 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $272.8 million, including revenues from 72 merger and acquisition transactions with an aggregate transaction value of $57.3 billion.

Investment banking revenue was $745.5 million for the six months ended May 31, 2014. From equity and debt capital raising activities, we generated $178.5 million and $320.0 million in revenues, respectively. During the six months ended May 31, 2014, we completed 512 public and private debt financings that raised $95.6 billion in aggregate and we completed 83 public equity and convertible offerings that raised $24.0 billion (68 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $247.0 million, including revenues from 59 merger and acquisition transactions with an aggregate transaction value of $35.6 billion.

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

The following summarizes the results of our Asset Management businesses for the three and six months ended May 31, 2015 and 2014 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Asset management fees:
Fixed income	$818	$2,571	$1,564	$3,909
Equities	3,776	3,364	14,670	8,647
Convertibles	309	(1,008)	2,654	1,817
Total asset management fees	4,903	4,927	18,888	14,373
Investment income (loss) from managed funds	747	(8,028)	(23,075)	(7,517)
Total	$5,650	$(3,101)	$(4,187)	$6,856
Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Investment income (loss) from managed funds primarily comprise net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2015	November 30, 2014
Assets under management (1):
Equities	$648	$483
Convertibles (2)	—	225
Total	$648	$708

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Our investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds, is in liquidation at May 31, 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses for the three and six months ended May 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Compensation and benefits	$480,770	$404,876	$845,985	$912,775
Non-compensation expenses:
Floor brokerage and clearing fees	58,713	54,020	113,793	103,533
Technology and communications	72,361	70,257	144,748	134,563
Occupancy and equipment rental	24,420	26,673	48,604	53,175
Business development	26,401	24,917	48,338	51,393
Professional services	27,419	25,345	51,675	50,164
Other	16,758	17,767	32,487	35,011
Total non-compensation expenses	226,072	218,979	439,645	427,839
Total non-interest expenses	$706,842	$623,855	$1,285,630	$1,340,614
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
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $62.7 million and $143.5 million for the three and six months ended May 31, 2015, respectively, and $53.1 million and $128.2 million for the three and six months ended May 31, 2014, respectively. In addition, compensation and benefits expense for the three and six months ended May 31, 2015 includes approximately $3.4 million and $6.8 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction. Compensation and benefits expense for the three and six months ended May 31, 2014 includes approximately $3.9 million and $7.5 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.
Compensation and benefits expense directly related to our Bache business was $34.5 million and $29.8 million for the three months ended May 31, 2015 and 2014, respectively, and $58.5 million and $54.2 million for the six months ended May 31, 2015 and 2014, respectively. Included within compensation and benefits expense for the Bache business for the three months ended May 31, 2015 are severance, retention and related benefits costs of $20.0 million incurred as part of decisions surrounding the exit of this business. We anticipate that our exit activities will be substantially completed during the remainder of fiscal 2015 and estimate additional compensation-related exit costs of $22.4 million.
Compensation and benefits expense as a percentage of Net revenues was 60.7% and 61.2% for the three and six months ended May 31, 2015, respectively, and 56.0% and 56.3% for the three and six months ended May 31, 2014, respectively. Employee headcount was 3,830 at May 31, 2015 and 3,785 at May 31, 2014. Since May 31, 2014, our headcount was modestly expanded, primarily in our investment banking and equities businesses in Europe. These increases were partially offset by headcount reductions due to the exiting of the Bache business and corporate services outsourcing.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses

Three Months Ended May 31, 2015
Non-compensation expenses were $226.1 million for the three months ended May 31, 2015, an increase of $7.1 million, or 3.2% compared with $219.0 million in the three months ended May 31, 2014. Non-compensation expenses as a percentage of Net revenues was 28.6% and 30.3% for the three months ended May 31, 2015 and 2014, respectively.
The increase in Non-compensation expenses during the three months ended May 31, 2015 was primarily due to an increase in Floor brokerage and clearing fees and Technology and communications expenses. Floor brokerage and clearing expenses during the three months ended May 31, 2015 increased 8.7%, primarily reflecting the increase in trading volumes in our equities trading business. Technology and communications expense increased 3.0% during the three months ended May 31, 2015 primarily due to $6.3 million in accelerated amortization expense related to capitalized software used by our Jefferies Bache business. In both periods, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expense.
Non-compensation expenses associated directly with the activities of the Bache business were $38.5 million and $36.6 million for the three months ended May 31, 2015 and 2014, respectively. During the three months ended May 31, 2015, we incurred professional services costs of approximately $2.1 million in connection with our actions related to exiting the Bache business. We estimate that we will incur exit costs associated with the termination of various technology and other vendor contracts specifically pertaining to the Bache business as well as recognize incremental capitalized software amortization of approximately $26.2 million over the remainder of fiscal 2015 as we continue the wind-down of the Bache operations.

Six Months Ended May 31, 2015
Non-compensation expenses were $439.6 million for the six months ended May 31, 2015, an increase of $11.8 million, or 2.8% compared with $427.8 million in the six months ended May 31, 2014. Non-compensation expenses as a percentage of Net revenues was 31.8% and 26.4% for the six months ended May 31, 2015 and 2014, respectively. The increase in Non-compensation expenses during the six months ended May 31, 2015 was primarily due to an increase in Floor brokerage and clearing fees and Technology and communications expenses. Non-compensation expenses associated directly with the activities of the Bache business were $77.1 million and $68.4 million for the six months ended May 31, 2015 and 2014, respectively.
Income Taxes
For the three and six months ended May 31, 2015, the provision for income taxes was $24.5 million and $24.9 million, respectively, equating to an effective tax rate of 29.0% and 25.5%, respectively. For the three and six months ended May 31, 2014 the provision for income taxes was $37.3 million and $104.2 million, respectively, equating to an effective tax rate of 37.6% and 37.0%, respectively. The change in the effective tax rate during the three and six months ended May 31, 2015 as compared with the prior year periods is primarily due to net tax benefits related to the resolution of state income tax examinations during the current periods and a change in the geographical mix of earnings.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015		November 30, 2014
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,846,831	$2,191,220	$2,426,242	$1,985,864
Corporate debt securities	3,425,443	1,569,882	3,365,042	1,612,217
Government, federal agency and other sovereign obligations	6,059,214	4,167,029	6,125,901	4,044,140
Mortgage- and asset-backed securities	4,181,311	48,268	4,526,366	4,557
Loans and other receivables	1,708,575	968,329	1,556,018	870,975
Derivatives	402,089	250,722	406,268	363,515
Investments at fair value	174,545	—	168,541	—
Physical commodities	45,191	—	62,234	—
	$18,843,199	$9,195,450	$18,636,612	$8,881,268
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. (See Note 2, Summary of Significant Accounting Policies, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques.)

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at May 31, 2015 and November 30, 2014 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
Loans and other receivables	$108,756	$97,258	$10,732	$14,450
Collateralized debt obligations (1)	89,007	124,650	—	—
Derivatives	40,012	54,190	38,426	49,552
Residential mortgage-backed securities	88,695	82,557	—	—
Corporate debt securities (1)	31,917	22,766	452	223
Investments at fair value (2)	131,343	53,224	—	—
Commercial mortgage-backed securities	17,862	26,655	—	—
Corporate equity securities	20,547	20,964	38	38
Other asset-backed securities	11,857	2,294	—	—
Total Level 3 financial instruments (2)	$539,996	$484,558	$49,648	$64,263
Total Level 3 financial instruments as a percentage of total financial instruments (2)	2.9%	2.6%	0.5%	0.7%

(1)
Level 3 Collateralized debt obligations increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

(2)
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

While our Financial instruments sold, not yet purchased, which are included within liabilities in our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $56.1 million and $30.8 million at May 31, 2015 and November 30, 2014, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $0.7 million and $0.7 million reported within Long-term debt at May 31, 2015 and November 30, 2014, respectively.

The following table reflects activity with respect to our Level 3 assets and liabilities (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Assets:
Transfers from Level 3 to Level 2 (1)	$96.4	$59.4	$87.0	$55.3
Transfers from Level 2 to Level 3 (1)	98.4	95.2	155.0	94.9
Net gains (losses) (1)	2.4	22.5	(17.3)	39.4
Liabilities:
Transfers from Level 3 to Level 2	$—	$—	$3.2	$3.5
Transfers from Level 2 to Level 3	0.5	15.6	—	2.8
Net gains (losses)	5.0	(4.8)	(1.9)	(6.5)

(1)
In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

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
Goodwill and Other Intangible Assets
At May 31, 2015, goodwill recorded on our Consolidated Statement of Financial Condition is $1,660.2 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1.
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
At May 31, 2015, substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which is $1,657.2 million of total goodwill of $1,660.2 million at May 31, 2015.
Refer to Note 10, Goodwill and Other Intangible Assets, for further details on goodwill and intangible assets.
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
The following table provides detail on key balance sheet asset and liability line items (in millions):

	May 31, 2015	November 30, 2014	% Change
Total assets	$44,141.8	$44,517.6	(0.8)%
Cash and cash equivalents	3,288.8	4,080.0	(19.4)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,396.1	3,444.7	(30.4)%
Financial instruments owned	18,843.2	18,636.6	1.1%
Financial instruments sold, not yet purchased	9,195.5	8,881.3	3.5%
Total Level 3 assets (1)	540.0	484.6	11.4%

Securities borrowed	$7,839.0	$6,853.1	14.4%
Securities purchased under agreements to resell	3,784.5	3,926.9	(3.6)%
Total securities borrowed and securities purchased under agreements to resell	$11,623.5	$10,780.0	7.8%

Securities loaned	$3,694.6	$2,598.5	42.2%
Securities sold under agreements to repurchase	11,128.4	10,672.2	4.3%
Total securities loaned and securities sold under agreements to repurchase	$14,823.0	$13,270.7	11.7%

(1)
In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

Total assets at May 31, 2015 and November 30, 2014 were $44.1 billion and $44.5 billion, respectively. During the three and six months ended May 31, 2015, average total assets were approximately 15.6% and 14.3%, respectively, higher than total assets at May 31, 2015.
Jefferies LLC (our U.S. futures commission merchant) and Jefferies Bache Limited (our U.K. commodities and financial futures broker-dealer), receive cash or securities as margin to secure customer futures trades. Jefferies LLC ("Jefferies") (a U.S. broker-dealer), under SEC Rule 15c3-3 and under CFTC Regulation 1.25, is required to maintain customer cash or qualified securities in a segregated reserve account for the exclusive benefit of our clients. We are required to conduct customer segregation calculations to ensure the appropriate amounts of funds are segregated and that no customer funds are used to finance firm activity. Similar

JEFFERIES GROUP LLC AND SUBSIDIARIES

requirements exist under the U.K Financial Conduct Authority's Client Money Rules with respect to our European-based activities conducted through Jefferies Bache Limited and Jefferies International Limited (a U.K. broker-dealer). Customer funds received are required to be separately segregated and held by us as statutory trustee for our customers. If we rehypothecate customer securities, that activity is conducted only to finance customer activity. Additionally, we do not lend customer cash to counterparties to conduct securities financing activity (i.e., we do not lend customer cash to reverse in securities). Further, we have no customer loan activity in Jefferies International Limited and we do not have any European prime brokerage operations. In Jefferies Bache Limited, any funds received from a customer are placed on deposit and not used as part of our operations. We do not transfer U.S. customer assets to our U.K. entities. Cash and securities segregated decreased by $1,048.6 million from $3,444.7 million at November 30, 2014 to $2,396.1 million primarily as a result of execution of our plan to exit our Bache business, including the transfer of customer accounts to Société Générale S.A. and other brokers.
Our total Financial instruments owned inventory at May 31, 2015 was $18.8 billion, an increase of 1.1% from inventory of $18.6 billion at November 30, 2014, primarily driven by increases in inventory positions of corporate equity securities. The increase was partially offset by decreases in inventory positions of mortgage- and asset- backed securities as trading volumes are lower as a result of spreads tightening. Financial instruments sold, not yet purchased inventory was $9.2 billion and $8.9 billion at May 31, 2015 and November 30, 2014, respectively, with the increase primarily driven by increased trading of certain corporate equity securities. Our overall net inventory position was $9.6 billion and $9.8 billion at May 31, 2015 and November 30, 2014, respectively. The change in our net inventory balance is primarily attributed to a decrease in net mortgage- and asset-backed securities inventory.
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
Of our total Financial instruments owned, approximately 74.3% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.
At May 31, 2015 and November 30, 2014, our Level 3 financial instruments owned was 2.9% and 2.6%, respectively, of our financial instruments owned.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 7.8% from November 30, 2014 to May 31, 2015, due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 11.7% from November 30, 2014 to May 31, 2015 due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2015 were 26.5% and 17.5% higher, respectively, than the May 31, 2015 balances. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2015 were 18.7% and 14.9% higher, respectively, than the May 31, 2015 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Six Months Ended May 31, 2015	Year Ended November 30, 2014
Securities Purchased Under Agreements to Resell:
Period end	$3,785	$3,927
Month end average	5,709	5,788
Maximum month end	7,577	8,081
Securities Sold Under Agreements to Repurchase:
Period end	$11,128	$10,672
Month end average	13,593	13,291
Maximum month end	16,340	16,586
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
Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at May 31, 2015 and November 30, 2014 (in thousands):

		May 31, 2015	November 30, 2014
Total assets		$44,141,835	$44,517,648
Deduct:	Securities borrowed	(7,839,005)	(6,853,103)
	Securities purchased under agreements to resell	(3,784,504)	(3,926,858)

Add:	Financial instruments sold, not yet purchased	9,195,450	8,881,268
	Less derivative liabilities	(250,722)	(363,515)
Subtotal		8,944,728	8,517,753
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(2,396,114)	(3,444,674)
	Goodwill and intangible assets	(1,895,099)	(1,904,417)
Adjusted assets		$37,171,841	$36,906,349
Total equity		$5,519,642	$5,463,431
Deduct:	Goodwill and intangible assets	(1,895,099)	(1,904,417)
Tangible equity		$3,624,543	$3,559,014
Total member’s equity		$5,479,574	$5,424,583
Deduct:	Goodwill and intangible assets	(1,895,099)	(1,904,417)
Tangible member’s equity		$3,584,475	$3,520,166
Leverage ratio (1)		8.0	8.1
Tangible gross leverage ratio (2)		11.8	12.1
Leverage ratio – excluding impacts of the Leucadia Transaction (3)		10.1	10.3
Adjusted leverage ratio (4)		10.3	10.4

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)
On March 1, 2013, we converted into a limited liability company and became an indirect wholly owned subsidiary of Leucadia, pursuant to an agreement with Leucadia, which is accounted for using the acquisition method of accounting (the “Leucadia Transaction”). Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $116 million and $108 million during the period since the Leucadia Transaction to May 31, 2015 and November 30, 2014, respectively, on assets recognized at fair value in accounting for the Leucadia

JEFFERIES GROUP LLC AND SUBSIDIARIES

Transaction divided by the sum of total equity less $1,332 million and $1,310 million at May 31, 2015 and November 30, 2014, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $31 million and $9 million at May 31, 2015 and November 30, 2014, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total capital of $10.9 billion at May 31, 2015 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2015, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	May 31, 2015	Average balance Quarter ended May 31, 2015 (1)	November 30, 2014
Cash and cash equivalents:
Cash in banks	$802,419	$605,921	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,411,339	1,451,017	2,921,363
Total cash and cash equivalents	3,288,758	2,131,938	4,079,968
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,135,547	965,566	1,056,766
Other (3)	526,653	665,743	363,713
Total other sources	1,662,200	1,631,309	1,420,479
Total cash and cash equivalents and other liquidity sources	$4,950,958	$3,763,247	$5,500,447
Total cash and cash equivalents and other liquidity sources as % of Total Assets	11.2%		12.4%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	11.7%		12.9%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2015, we had the ability to readily obtain repurchase financing for 74.3% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2015 and November 30, 2014 (in thousands):

	May 31, 2015		November 30, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,639,204	$361,449	$2,191,288	$297,628
Corporate debt securities	2,195,026	26,159	2,583,779	11,389
U.S. government, agency and municipal securities	3,382,186	500,804	3,124,780	250,278
Other sovereign obligations	2,191,529	887,492	2,671,807	877,366
Agency mortgage-backed securities (1)	3,551,739	—	3,395,771	—
Physical commodities	45,192	—	62,234	—
	$14,004,876	$1,775,904	$14,029,659	$1,436,661

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
Average liquid financial instruments were $16.7 billion and $16.6 billion for the three and six months ended May 31, 2015, respectively, and $17.2 billion for both the three and twelve months ended November 30, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 75.3% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.
A significant portion of our financing of European Sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.
In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At May 31, 2015, the outstanding amount of the notes issued under the program was $653.5 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition. Of the $653.5 million aggregate notes, $40.0 million mature in March 2016, $200 million in July 2016, $80.0 million in August 2016, $60.0 million in December 2016, and $60.0 million in May 2017, all bearing interest at a spread over one month LIBOR. The remaining $213.5 million mature in January 2016, and bear interest at a spread over three month LIBOR. At May 31, 2015, $380.0 million of the $653.5 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders. For additional discussion on the program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at May 31, 2015. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $362.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for the three and six months ended May 31, 2015 were $77.0 million and $58.2 million, respectively.

On April 23, 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for additional six months upon request. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2015 we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Capital
At May 31, 2015 and November 30, 2014, we have total long-term capital of $10.9 billion and $11.3 billion resulting in a long-term debt to equity capital ratio of 0.97:1 and 1.06:1, respectively. Our total capital base at May 31, 2015 and November 30, 2014 was as follows (in thousands):

	May 31, 2015	November 30, 2014
Long-Term Debt (1)	$5,340,029	$5,805,673
Total Equity	5,519,642	5,463,431
Total Capital	$10,859,671	$11,269,104

(1)
Long-term debt for purposes of evaluating long-term capital at May 31, 2015 and November 30, 2014 excludes $200.0 million and $170.0 million, respectively, of our outstanding borrowings under our long-term revolving Credit Facility and excludes $358.2 million of our 5.5% Senior Notes at May 31, 2015 and $503.7 million and $507.9 million at May 31, 2015 and November 30, 2014, respectively, of our 3.875% Senior Notes, as these notes mature in less than one year from the period end.

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
Interest is based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility is guaranteed by Jefferies Group LLC and contains financial covenants that, among other things, imposes restrictions on future indebtedness of our subsidiaries, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provide a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At May 31, 2015 and November 30, 2014, the minimum tangible net worth requirement was $2,635.2 million and $2,603.1 million, respectively and the minimum liquidity requirement was $523.4 million and $541.7 million, respectively for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred. At May 31, 2015 and November 30, 2014, we had borrowings outstanding under the Credit Facility amounting to $200.0 million and $170.0 million, respectively. We expect to terminate our $750.0 million Credit Facility in the third quarter of fiscal 2015, due to the exiting of the Bache business. For further information with respect to our use of the Credit Facility, refer to Note 21, Exit Costs in our consolidated financial statements.
At May 31, 2015, our long-term debt, excluding the Credit Facility, has a weighted average maturity of approximately 8 years.
Our long-term debt ratings at May 31, 2015 are as follows:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition, on March 24, 2015, S&P assigned our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer), long-term ratings of BBB and assigned a stable outlook to these ratings. On May 6, 2015, Moody's assigned Jefferies and Jefferies International Limited, long-term ratings of Baa2 and assigned a negative outlook to these ratings.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2015, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $58.0 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at May 31, 2015. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$503.7	$358.2	$1,185.1	$1,367.6	$2,787.3	$6,201.9
Senior secured revolving credit facility (1)	—	—	200.0	—	—	200.0
Interest payment obligations on senior notes	326.6	294.8	538.0	379.8	1,280.8	2,820.0
	$830.3	$653.0	$1,923.1	$1,747.4	$4,068.1	$9,221.9
Commitments and guarantees:
Equity commitments	$—	$9.2	$0.9	$—	$257.7	$267.8
Loan commitments	34.3	475.7	387.4	60.1	—	957.5
Mortgage-related and other purchase commitments	909.9	1,330.6	499.1	—	—	2,739.6
Underwriting commitments	36.9	—	—	—	—	36.9
Forward starting reverse repos and repos	2,384.4	—	—	—	—	2,384.4
Other unfunded commitments	30.0	—	—	6.0	37.5	73.5
Derivative Contracts (2):
Derivative contracts – non credit related	28,156.7	3,319.6	614.6	644.4	430.6	33,165.9
Derivative contracts – credit related	2.0	—	—	1,436.3	20.0	1,458.3
	$31,554.2	$5,135.1	$1,502.0	$2,146.8	$745.8	$41,083.9

(1)
We expect to terminate our $750.0 million Credit Facility in the third quarter of fiscal 2015 due to the exiting of the Bache business. For further information with respect to our use of the Credit Facility, refer to Note 12, Long-Term Debt and Note 21, Exit Costs, in our consolidated financial statements.

(2)
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
At May 31, 2015, we did not have any commitments to purchase assets from our securitization vehicles. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2014, the increase to total member’s equity at May 31, 2015 is attributed to net earnings, partially offset by foreign currency translation adjustments.
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
At May 31, 2015, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$998,320	$913,625
Jefferies Execution	7,800	7,550
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR decreased to $12.80 million for the three months ended May 31, 2015 from $13.27 million for the three months ended February 28, 2015. The decrease was primarily driven by lower volatility from our investment in KCG, partially offset by a reduction in the diversification benefit. Excluding our investment in KCG, our average VaR increased to $9.86 million for the three months ended May 31, 2015 from $9.29 million in the three months ended February 28, 2015.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at May 31, 2015				VaR at February 28, 2015
Risk Categories		Daily VaR for the Three Months Ended May 31, 2015				Daily VaR for the Three Months Ended February 28, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$6.31	$6.19	$8.06	$4.88	$5.23	$5.60	$7.37	$4.19
Equity Prices	10.85	9.98	12.22	6.94	11.10	11.40	13.61	9.16
Currency Rates	0.27	0.28	0.81	0.12	0.34	0.70	3.32	0.27
Commodity Prices	0.26	0.32	0.81	0.10	0.56	0.35	0.69	0.11
Diversification Effect (2)	(2.57)	(3.97)	N/A	N/A	(5.38)	(4.78)	N/A	N/A
Firmwide	$15.12	$12.80	$15.98	$10.18	$11.85	$13.27	$17.31	$10.10

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

The chart below reflects our daily VaR over the last four quarters:
The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2015, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2015 (in thousands):

10% Sensitivity
Private investments	$30,059
Corporate debt securities in default	13,863
Trade claims	1,080
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there were five days with trading losses out of a total of 63 trading days in the three months ended May 31, 2015. Including these losses, there were ten days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2015 (in millions).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at May 31, 2015. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

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
Current counterparty credit exposures at May 31, 2015 and November 30, 2014 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2015, excluding cash and cash equivalents, the percentage of exposure from investment grade counter-parties marginally increased 2% to 72% from 70% at November 30, 2014, and are mainly concentrated in North America. When comparing our credit exposure at May 31, 2015 with credit exposure at November 30, 2014, excluding cash and cash equivalents, current exposure has decreased 9% to approximately $1.5 billion from $1.7 billion. Counterparty credit exposure from OTC derivatives decreased by 60%, primarily

JEFFERIES GROUP LLC AND SUBSIDIARIES

attributable to North American and European banks and broker dealers. Loans and lending decreased over the period by 13% and securities and margin finance increased by 9% over the period.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
AAA Range	$—	$—	$1.6	$1.9	$—	$—	$1.6	$1.9	$2,411.4	$2,921.4	$2,413.0	$2,923.3
AA Range	1.0	2.7	156.6	134.6	8.2	7.1	165.8	144.4	43.0	412.9	208.8	557.3
A Range	1.7	7.6	692.2	586.9	57.4	218.1	751.3	812.6	800.2	731.3	1,551.5	1,543.9
BBB Range	93.8	132.3	68.6	73.6	28.8	34.8	191.2	240.7	25.6	2.8	216.8	243.5
BB or Lower	179.9	189.9	89.4	127.9	28.7	45.2	298.0	363.0	—	—	298.0	363.0
Unrated	136.2	139.6	—	—	—	—	136.2	139.6	8.6	11.5	144.8	151.1
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
Asia/Latin America/Other	$47.4	$48.8	$37.4	$55.7	$24.5	$24.6	$109.3	$129.1	$153.3	$221.0	$262.6	$350.1
Europe	—	8.5	245.3	218.2	32.2	76.1	277.5	302.8	213.2	617.5	490.7	920.3
North America	365.2	414.8	725.7	651.0	66.4	204.5	1,157.3	1,270.3	2,922.3	3,241.4	4,079.6	4,511.7
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
Asset Managers	$—	$—	$119.8	$91.8	$—	$—	$119.8	$91.8	$2,411.4	$2,921.4	$2,531.2	$3,013.2
Banks, Broker-dealers	0.7	10.7	514.0	482.2	81.3	251.4	596.0	744.3	877.4	1,158.5	1,473.4	1,902.8
Commodities	—	—	39.6	59.9	22.2	24.8	61.8	84.7	—	—	61.8	84.7
Other	411.9	461.4	335.0	291.0	19.6	29.0	766.5	781.4	—	—	766.5	781.4
Total	$412.6	$472.1	$1,008.4	$924.9	$123.1	$305.2	$1,544.1	$1,702.2	$3,288.8	$4,079.9	$4,832.9	$5,782.1

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

2015 and November 30, 2014 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$523.6	$(179.4)	$19.4	$—	$107.8	$—	$41.3	$471.4	$512.7
Netherlands	526.2	(105.7)	(1.6)	—	25.1	—	—	444.0	444.0
Great Britain	534.2	(219.5)	(36.7)	—	44.0	19.1	96.1	341.1	437.2
Italy	1,112.4	(1,116.7)	368.5	—	0.1	0.1	—	364.4	364.4
Canada	141.0	(57.9)	(43.3)	—	127.2	20.2	3.0	187.2	190.2
Switzerland	124.6	(5.0)	3.3	—	50.9	6.0	3.1	179.8	182.9
Spain	491.7	(392.8)	—	—	—	—	25.0	98.9	123.9
Puerto Rico	109.0	—	—	—	—	0.6	—	109.6	109.6
Ireland	195.7	(95.9)	0.7	—	—	—	—	100.5	100.5
Hong Kong	22.6	(13.9)	(1.8)	—	0.1	—	77.8	7.0	84.8
Total	$3,781.0	$(2,186.8)	$308.5	$—	$355.2	$46.0	$246.3	$2,303.9	$2,550.2

	November 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
Great Britain	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3
As reflected above, our issuer and counterparty risk exposure to Puerto Rico was $109.6 million, which is in connection with our municipal securities market making activities. In June 2015, the government of Puerto Rico sought to restructure its municipal debt given concerns regarding the level of its debt service payments. In addition, during the second quarter of 2015 and subsequently, developments in Greece have led to renewed concerns about its economic and financial stability. At May 31, 2015, we had no net current counterparty credit exposure to Greece, and net issuer exposure from traded securities totaled $8.0 million.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2015 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2015 and November 30, 2014; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2015 and May 31, 2014; (iv) the Consolidated Statements of Changes in Equity for the six months ended May 31, 2015 and the year ended November 30, 2014; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 10, 2015	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)