Form 10-Q
period 2015-08-31
Jefferies Group LLC
filed 2015-10-07
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2015
PART I. FINANCIAL INFORMATION

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2015	November 30, 2014
ASSETS
Cash and cash equivalents ($259 and $178 at August 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	$3,441,785	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	904,009	3,444,674
Financial instruments owned, at fair value, (including securities pledged of $14,151,752 and $14,794,488 at August 31, 2015 and November 30, 2014, respectively; and $86,704 and $62,990 at August 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	18,892,372	18,636,612
Investments in managed funds	86,765	74,365
Loans to and investments in related parties	782,063	773,141
Securities borrowed	7,702,853	6,853,103
Securities purchased under agreements to resell	4,273,682	3,926,858
Securities received as collateral	11,365	5,418
Receivables:
Brokers, dealers and clearing organizations	2,055,513	2,164,006
Customers	1,302,763	1,250,520
Fees, interest and other ($347 and $363 at August 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	303,720	262,437
Premises and equipment	243,294	251,957
Goodwill	1,660,478	1,662,636
Other assets	1,124,016	1,131,953
Total assets	$42,784,678	$44,517,648
LIABILITIES AND EQUITY
Short-term borrowings	$12,000	$12,000
Financial instruments sold, not yet purchased, at fair value	9,447,636	8,881,268
Collateralized financings:
Securities loaned	3,645,195	2,598,487
Securities sold under agreements to repurchase	10,840,877	10,672,157
Other secured financings ($806,634 and $597,999 at August 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	806,634	605,824
Obligation to return securities received as collateral	11,365	5,418
Payables:
Brokers, dealers and clearing organizations	2,469,752	2,280,103
Customers	2,780,925	6,241,965
Accrued expenses and other liabilities ($977 and $589 at August 31, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	1,062,750	1,273,378
Long-term debt	6,194,010	6,483,617
Total liabilities	37,271,144	39,054,217
EQUITY
Member’s paid-in capital	5,507,281	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(21,275)	(9,654)
Additional minimum pension liability	(4,774)	(5,019)
Total accumulated other comprehensive loss	(26,049)	(14,673)
Total member’s equity	5,481,232	5,424,583
Noncontrolling interests	32,302	38,848
Total equity	5,513,534	5,463,431
Total liabilities and equity	$42,784,678	$44,517,648
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Revenues:
Commissions and other fees	$172,284	$159,085	$512,714	$488,526
Principal transactions	(50,297)	144,354	211,142	566,133
Investment banking	389,820	467,793	1,066,077	1,213,262
Asset management fees and investment income (loss) from managed funds	4,182	8,463	(5)	15,319
Interest	230,805	249,251	700,227	782,059
Other	34,329	26,489	82,810	57,962
Total revenues	781,123	1,055,435	2,572,965	3,123,261
Interest expense	202,195	212,126	610,811	657,932
Net revenues	578,928	843,309	1,962,154	2,465,329
Non-interest expenses:
Compensation and benefits	336,499	477,268	1,182,484	1,390,043
Non-compensation expenses:
Floor brokerage and clearing fees	45,307	55,967	159,100	159,500
Technology and communications	89,378	67,286	234,126	201,849
Occupancy and equipment rental	25,967	28,477	74,571	81,652
Business development	30,527	27,800	78,865	79,193
Professional services	24,684	31,231	76,359	81,395
Other	19,473	19,645	51,960	54,656
Total non-compensation expenses	235,336	230,406	674,981	658,245
Total non-interest expenses	571,835	707,674	1,857,465	2,048,288
Earnings before income taxes	7,093	135,635	104,689	417,041
Income tax expense	4,609	51,762	29,470	155,962
Net earnings	2,484	83,873	75,219	261,079
Net earnings attributable to noncontrolling interests	427	312	1,647	3,760
Net earnings attributable to Jefferies Group LLC	$2,057	$83,561	$73,572	$257,319
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net earnings	$2,484	$83,873	$75,219	$261,079
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(319)	(8,744)	(11,376)	7,899
Total other comprehensive income (loss), net of tax (1)	(319)	(8,744)	(11,376)	7,899
Comprehensive income	2,165	75,129	63,843	268,978
Net earnings attributable to noncontrolling interests	427	312	1,647	3,760
Comprehensive income attributable to Jefferies Group LLC	$1,738	$74,817	$62,196	$265,218

(1)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended August 31, 2015	Year Ended November 30, 2014
Member’s paid-in capital:
Balance, beginning of period	$5,439,256	$5,280,420
Net earnings attributable to Jefferies Group LLC	73,572	157,560
Tax benefit (detriment) for issuance of share-based awards	(5,547)	1,276
Balance, end of period	$5,507,281	$5,439,256
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(14,673)	$24,100
Currency adjustments	(11,621)	(30,995)
Pension adjustment, net of tax	245	(7,778)
Balance, end of period	(26,049)	(14,673)
Total member’s equity	$5,481,232	$5,424,583
Noncontrolling interests:
Balance, beginning of period	$38,848	$117,154
Net earnings attributable to noncontrolling interests	1,647	3,400
Contributions	—	39,075
Deconsolidation of asset management company	(8,193)	(120,781)
Balance, end of period	$32,302	$38,848
Total equity	$5,513,534	$5,463,431

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income during the nine months ended August 31, 2015 and the year ended November 30, 2014.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$75,219	$261,079
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,784	(9,409)
Income on loans to and investments in related parties	(87,692)	(73,640)
Distributions received on investments in related parties	70,825	43,440
Other adjustments	(64,479)	(41,678)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,538,334	316,049
Receivables:
Brokers, dealers and clearing organizations	100,690	(298,153)
Customers	(52,530)	(612,457)
Fees, interest and other	(41,759)	(6,687)
Securities borrowed	(852,183)	(908,113)
Financial instruments owned	(321,076)	(1,955,672)
Investments in managed funds	14,508	9,957
Securities purchased under agreements to resell	(351,875)	(820,235)
Other assets	(8,988)	(26,031)
Payables:
Brokers, dealers and clearing organizations	192,867	638,448
Customers	(3,454,703)	730,493
Securities loaned	1,049,172	(40,086)
Financial instruments sold, not yet purchased	601,758	2,634,241
Securities sold under agreements to repurchase	176,960	(252,215)
Accrued expenses and other liabilities	(204,520)	14,202
Net cash used in operating activities	(608,688)	(396,467)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,111,830)	(1,196,634)
Distributions from loans to and investments in related parties	1,119,775	1,297,139
Net payments on premises and equipment	(51,348)	(83,968)
Deconsolidation of asset management entity	(16,512)	(137,856)
Cash received from contingent consideration	2,541	5,215
Net cash used in investing activities	(57,374)	(116,104)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2015	2014
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$423	$1,640
Proceeds from short-term borrowings	14,422,000	13,566,163
Payments on short-term borrowings	(14,422,000)	(13,486,163)
Proceeds from secured credit facility	903,000	1,740,000
Payments on secured credit facility	(1,073,000)	(1,682,000)
Net proceeds from other secured financings	200,810	381,955
Net proceeds from issuance of senior notes, net of issuance costs	—	681,222
Repayment of long-term debt	—	(250,000)
Proceeds from contributions of noncontrolling interests	—	31,076
Net cash provided by financing activities	31,233	983,893
Effect of exchange rate changes on cash and cash equivalents	(3,354)	2,798
Net (decrease) increase in cash and cash equivalents	(638,183)	474,120
Cash and cash equivalents at beginning of period	4,079,968	3,561,119
Cash and cash equivalents at end of period	$3,441,785	$4,035,239

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$621,279	$752,429
Income taxes, net	1,574	117,300
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Bache Limited, Jefferies Hong Kong Limited, Jefferies Bache Financial Services, Inc., Jefferies Funding LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. At August 31, 2015, we have transfered virtually all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015. For further information on the exit of the Bache business, refer to Note 21, Exit Costs.
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

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities transactions are reported on the Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in the Consolidated Statements of Earnings. The commissions and related expenses on client transactions executed by Jefferies, a futures commission merchant (“FCM”), are recorded on a half-turn basis. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as an FCM is obligated by rules mandated by the Commodity Futures Trading Commission ("CFTC") under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.
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
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At August 31, 2015, we have reserved approximately $0.6 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.
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
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance, as stated in ASU No. 2014-09, was effective beginning in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Adopted Accounting Standards
Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This accounting change was effective in the second quarter of fiscal 2015. The guidance also requires new disclosures about certain transfers of financial assets accounted for as sales as well as increased transparency about the types of collateral pledged and remaining maturity of repurchase and securities lending agreements. The disclosure guidance related to certain transactions accounted for as sales was effective prospectively in the second quarter of fiscal 2015. The disclosure guidance related to the types of collateral pledged and remaining maturity of repurchase and securities lending agreements was effective prospectively in the third quarter of fiscal 2015. This guidance did not have a material effect on our consolidated financial statements and we have provided the additional disclosures in our consolidated financial statements.
Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). The guidance removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively and we have early adopted this guidance during the second quarter of fiscal 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements. The adjustments had the impact of reducing Level 3 assets by $97.1 million at November 30, 2014, $95.7 million at August 31, 2014, $94.9 million at May 31, 2014, and $91.6 million at November 30, 2013. For further information on the adoption of ASU No. 2015-07, refer to Note 4, Fair Value Disclosures.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $40.2 million and $42.2 million at August 31, 2015 and November 30, 2014, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2015
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,454,674	$176,636	$38,502	$—	$2,669,812
Corporate debt securities	—	2,956,190	24,331	—	2,980,521
Collateralized debt obligations	—	151,499	81,050	—	232,549
U.S. government and federal agency securities	2,109,086	592,321	—	—	2,701,407
Municipal securities	—	599,471	—	—	599,471
Sovereign obligations	1,052,681	798,645	—	—	1,851,326
Residential mortgage-backed securities	—	3,824,389	86,422	—	3,910,811
Commercial mortgage-backed securities	—	1,465,115	15,147	—	1,480,262
Other asset-backed securities	—	64,648	32,596	—	97,244
Loans and other receivables	—	1,666,454	95,399	—	1,761,853
Derivatives	2,182	4,827,243	34,345	(4,394,947)	468,823
Investments at fair value	—	16,866	66,209	—	83,075
Physical commodities	—	14,973	—	—	14,973
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,618,623	$17,154,450	$474,001	$(4,394,947)	$18,852,127
Cash and cash equivalents	$3,441,785	$—	$—	$—	$3,441,785
Cash and securities segregated and on deposit for regulatory purposes	$904,009	$—	$—	$—	$904,009
Securities received as collateral	$11,365	$—	$—	$—	$11,365

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,711,938	$99,051	$—	$—	$1,810,989
Corporate debt securities	—	1,932,534	226	—	1,932,760
U.S. government and federal agency securities	2,414,440	133,181	—	—	2,547,621
Sovereign obligations	1,228,377	874,705	—	—	2,103,082
Residential mortgage-backed securities	—	3,329	—	—	3,329
Loans	—	819,841	10,371	—	830,212
Derivatives	1,931	4,680,726	41,508	(4,504,522)	219,643
Total financial instruments sold, not yet purchased	$5,356,686	$8,543,367	$52,105	$(4,504,522)	$9,447,636
Obligation to return securities received as collateral	$11,365	$—	$—	$—	$11,365
Other secured financings	$—	$70,327	$574	$—	$70,901
Embedded conversion option	$—	$—	$114	$—	$114

(1)	There were no material transfers between Level 1 and Level 2 for the nine months ended August 31, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Asset-Backed Securities
Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services and prices observed for recently executed market transactions.
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

The following tables present information about our investments in entities that have the characteristics of an investment company at August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$79,431	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	2,130	—	—
Fund of Funds (4)	286	94	—
Equity Funds (5)	41,691	20,792	—
Convertible Bond Funds (6)	3,472	—	At Will
Total	$127,010	$20,886

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)(7)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Total	$116,581	$26,117

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At August 31, 2015 and November 30, 2014, investments representing approximately 100% and 99%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At August 31, 2015 and November 30, 2014, the underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds. At August 31, 2015 and November 30, 2014, approximately 95% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in the next sixteen months. For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At August 31, 2015 and November 30, 2014, approximately 100% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

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

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at August 31, 2015 and November 30, 2014, Other secured financings includes $0.0 and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.
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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31, 2015
	Balance at May 31, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,547	$3,901	$21,162	$(5,173)	$—	$—	$(1,935)	$38,502	$3,803
Corporate debt securities	31,917	(5,276)	10,395	(17,197)	(1)	—	4,493	24,331	(5,544)
Collateralized debt obligations	89,007	(12,560)	14,961	—	(13,230)	—	2,872	81,050	(12,561)
Residential mortgage-backed securities	88,695	(3,009)	10,034	(8,424)	(195)	—	(679)	86,422	655
Commercial mortgage-backed securities	17,862	(510)	—	(680)	—	—	(1,525)	15,147	(545)
Other asset-backed securities	11,857	870	21,913	—	(1,167)	—	(877)	32,596	813
Loans and other receivables	108,756	(2,111)	31,269	(603)	(42,529)	—	617	95,399	(6,182)
Investments at fair value	131,343	83,580	—	(127,427)	(277)	—	(21,010)	66,209	19,675
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	452	(226)	—	—	—	—	—	226	226
Net derivatives (2)	(1,586)	(1,020)	(1,432)	11,618	24	416	(857)	7,163	551
Loans	10,732	109	(3,012)	—	—	—	2,542	10,371	(110)
Other secured financings	56,060	—	—	—	(3,914)	—	(51,572)	574	—
Embedded conversion option	725	(611)	—	—	—	—	—	114	611

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2015
During the three months ended August 31, 2015, transfers of assets of $73.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $42.8 million, non-agency residential mortgage-backed securities of $17.8 million, commercial mortgage-backed securities of $3.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $4.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $5.0 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended August 31, 2015, transfers of assets of $91.4 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $18.5 million, commercial mortgage-backed securities of $5.2 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $39.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investment at fair value of $21.0 million due to an increase in observable market transactions;

•	Loans and other receivables of $3.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.9 million due to an increase in observable market transactions.
There were $2.5 million transfers of loan liabilities from Level 2 to Level 3 due to a decrease in observable inputs in the valuation and $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $64.9 million and net gains on Level 3 liabilities were $1.7 million for the three months ended August 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of corporate equity securities and investments at fair value, partially offset by a decrease in valuation of collateralized debt obligations, corporate debt securities, residential mortgage-backed securities and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Nine Months Ended August 31, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$10,247	$22,631	$(5,176)	$—	$—	$(10,164)	$38,502	$10,210
Corporate debt securities	22,766	(5,425)	83,613	(88,711)	(1)	—	12,089	24,331	(5,797)
Collateralized debt obligations	124,650	(28,999)	63,038	(47,570)	(20,481)	—	(9,588)	81,050	(22,654)
Residential mortgage-backed securities	82,557	(6,776)	30,865	(25,222)	(358)	—	5,356	86,422	(2,507)
Commercial mortgage-backed securities	26,655	(2,053)	3,366	(9,973)	(6,981)	—	4,133	15,147	(1,851)
Other asset-backed securities	2,294	666	69,892	(40,000)	(1,438)	—	1,182	32,596	607
Loans and other receivables	97,258	(7,331)	115,370	(40,978)	(82,100)	—	13,180	95,399	(8,850)
Investments, at fair value	53,224	88,195	—	(124,854)	(3,818)	—	53,462	66,209	24,372
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	223	(1)	(6,677)	6,804	—	—	(123)	226	(226)
Net derivatives (2)	(4,638)	3,022	(4,527)	11,340	(30)	1,901	95	7,163	(5,211)
Loans	14,450	(102)	(3,487)	—	—	—	(490)	10,371	102
Other secured financings	30,825	—	—	—	(15,674)	36,995	(51,572)	574	—
Embedded conversion option	693	(579)	—	—	—	—	—	114	579

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2015
During the nine months ended August 31, 2015, transfers of assets of $157.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $16.0 million, non-agency residential mortgage-backed securities of $21.3 million, commercial mortgage-backed securities of $9.8 million and other asset-backed securities of $1.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $19.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $12.2 million, corporate equity securities of $1.6 million and investments at fair value of $76.2 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the nine months ended August 31, 2015, transfers of assets of $88.1 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $15.9 million and commercial mortgage-backed securities of $5.6 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $25.6 million and loans and other receivables of $6.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investment at fair value of $22.7 million due to an increase in observable market transactions;

•	Corporate equity securities of $11.8 million due to an increase in observable market transactions.
There were $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $48.5 million and net losses on Level 3 liabilities were $2.3 million for the nine months ended August 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value and corporate equity securities, partially offset by decreased valuations of collateralized debt obligations, loans and other receivables and residential and commercial mortgage-backed securities, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31, 2014 (1)
	Balance at May 31, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2014 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,402	$(480)	$4,528	$(529)	$—	$—	$(12,144)	$7,777	$(286)
Corporate debt securities	31,648	5,454	21,793	(15,713)	(34)	—	(6,264)	36,884	3,470
Collateralized debt obligations	42,313	(845)	7,613	(15,204)	—	—	9,863	43,740	(1,575)
U.S. government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	71,962	(2,557)	3,981	(9,635)	(325)	—	17,608	81,034	(302)
Commercial mortgage-backed securities	24,246	(256)	641	(7,068)	—	—	1,764	19,327	(832)
Other asset-backed securities	45,444	1,272	50,620	(49,411)	(8,774)	—	(37,072)	2,079	(3)
Loans and other receivables	138,643	(8,074)	194,387	(96,340)	(40,617)	—	26	188,025	(7,967)
Investments at fair value	79,316	(512)	500	(5,414)	(305)	—	5,416	79,001	(403)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	2,780	(101)	(2,566)	—	—	—	129	242	67
Net derivatives (3)	15,282	(1,632)	(74)	74	(70)	—	—	13,580	70
Loans	31,534	—	(16,307)	—	—	—	(8,566)	6,661	—
Other secured financings	20,288	—	—	—	(7,570)	18,948	—	31,666	—
Embedded conversion option	3,895	(2,463)	—	—	—	—	—	1,432	2,463

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
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

•	Collateralized debt obligations of $5.3 million, loans and other receivables of $25.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $13.9 million due to an increase in observable market transactions.

During the three months ended August 31, 2014, there were transfers of loan liabilities of $8.6 million from Level 3 to Level 2 due to an increase in observable inputs in the valuation.

Net losses on Level 3 assets were $6.0 million and net gains on Level 3 liabilities were $4.2 million for the three months ended August 31, 2014. Net losses on Level 3 assets were primarily due to decreased valuations of certain loans and other receivables, residential and commercial mortgage-backed securities, collateralized debt obligations, corporate equity securities and investments at fair value, partially offset by an increase in valuation of certain corporate debt securities and other asset-backed securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of the embedded conversion option, certain derivative instruments and certain corporate debt securities.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Nine Months Ended August 31, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2014	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$(1,528)	$36,661	$(31,444)	$—	$—	$(5,796)	$7,777	$(400)
Corporate debt securities	25,666	10,727	137,164	(128,733)	—	—	(7,940)	36,884	10,177
Collateralized debt obligations	37,216	5,198	94,743	(99,661)	—	—	6,244	43,740	(6,283)
U.S. government and federal agency securities	—	(11)	2,505	—	—	—	—	2,494	(11)
Residential mortgage-backed securities	105,492	(6,974)	44,454	(65,229)	(812)	—	4,103	81,034	(3,564)
Commercial mortgage-backed securities	17,568	(3,120)	34,959	(32,774)	(1,315)	—	4,009	19,327	(3,380)
Other asset-backed securities	12,611	256	52,495	(52,282)	(8,804)	—	(2,197)	2,079	—
Loans and other receivables	145,890	(9,028)	247,383	(147,851)	(61,791)	—	13,422	188,025	(8,961)
Investments, at fair value	66,931	23,615	28,160	(38,062)	(945)	—	(698)	79,001	9,126
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	163	(7)	97	—	—	(11)	242	(163)
Net derivatives (2)	6,905	9,959	(124)	(76)	248	—	(3,332)	13,580	—
Loans	22,462	—	(15,472)	3,549	—	—	(3,878)	6,661	(10,519)
Other secured financings	8,711	—	—	—	(16,684)	39,639	—	31,666	—
Embedded conversion option	9,574	(8,142)	—	—	—	—	—	1,432	8,142

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2014

During the nine months ended August 31, 2014, transfers of assets of $79.3 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $27.2 million, commercial mortgage-backed securities of $4.6 million and other asset-backed securities of $1.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $31.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Collateralized debt obligations of $7.5 million which have little to no transparency in trade activity.

•	Investments at fair value of $6.5 million due to lack of observable market transactions.

During the nine months ended August 31, 2014, transfers of assets of $68.1 million from Level 3 to Level 2 are attributed to:

•
Non-agency residential mortgage-backed securities of $23.1 million, commercial mortgage-backed securities of $0.5 million and other asset-backed securities of $3.5 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $1.3 million, loans and other receivables of $18.0 million and investments at fair value of $7.2 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $6.5 million and corporate debt securities of $8.0 million due to an increase in observable market transactions.

During the nine months ended August 31, 2014, there were transfers of $3.9 million of loan liabilities and $3.3 million of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuation of certain loans and derivatives contracts, respectively.

Net gains on Level 3 assets were $19.1 million and net losses on Level 3 liabilities were $2.0 million for the nine months ended August 31, 2014. Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value, corporate debt securities and collateralized debt obligations, partially offset by a decrease in valuation of certain residential and commercial mortgage-backed securities, loans and other receivables, and corporate equity securities. Net losses on Level 3 liabilities were primarily due to increased valuation of certain derivative instruments, partially offset by decreased valuation of the embedded conversion option.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2015 and November 30, 2014
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$17,340
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.6 to 8.5	6.6
		Discounted cash flows	Underlying stock price	$5 to $7	$6
Corporate debt securities	$24,331
		Convertible bond model	Discount rate/yield	74%	—
		Market approach	Discount rate/yield	19%	—
			Transaction level	$138	—
Collateralized debt obligations	$33,075	Discounted cash flows	Constant prepayment rate	0% to 20%	17%
			Constant default rate	0% to 2%	2%
			Loss severity	25% to 100%	40%
			Yield	10% to 13%	11%
Residential mortgage-backed securities	$86,422	Discounted cash flows	Constant prepayment rate	0% to 50%	12%
			Constant default rate	1% to 8%	5%
			Loss severity	25% to 80%	52%
			Yield	1% to 11%	5%
Commercial mortgage-backed securities	$15,147	Discounted cash flows	Yield	8% to 20%	14%
			Cumulative loss rate	2% to 54%	15%
Other asset-backed securities	$32,596	Discounted cash flows	Constant prepayment rate	0% to 24%	10%
			Constant default rate	0% to 9%	5%
			Loss severity	0% to 100%	77%
			Yield	1% to 25%	10%
		Over-collateralization	Over-collateralization percentage	111% to 125%	123%
Loans and other receivables	$85,445	Comparable pricing	Comparable loan price	$91 to $100	$97.0
		Market approach	Discount rate/yield	2% to 13%	10%
			EBITDA (a) multiple	6.9	—
		Scenario analysis	Estimated recovery percentage	34% to 77%	39%
Derivatives	20,308
Foreign exchange options		Option Model	Volatility	11%	—%
Unfunded commitment		Comparable pricing	Comparable loan price	$91 to $100	$100
		Market approach	Discount rate/yield	12% to 15%	13%
Foreign exchange forwards			Credit spread	500 bps	—
Investments at fair value
Private equity securities	$38,497	Market approach	Transaction level	$3 to $56	$10
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$41,508
Foreign exchange options		Option model	Volatility	11%	—%
Equity options		Option model	Volatility	42%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$91 to $100	$95.8
		Market approach	Discount rate/yield	4% to 15%	13%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Yield	11%	—
Loans and other receivables	$10,371	Comparable pricing	Comparable loan price	$100	—
Embedded conversion option	$114	Option valuation model	Historical volatility	22%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option Model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value	$8,500
Private equity securities		Market approach	Transaction level	$50	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—
Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7
Embedded conversion option	$693	Option valuation model	Historical volatility	19%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2015 and November 30, 2014, asset exclusions consisted of $120.8 million and $137.8 million, respectively, primarily comprised of investments in non-exchange traded securities, private equity securities, derivative contracts, collateralized debt obligations and certain loans and other receivables. At August 31, 2015 and November 30, 2014, liability exclusions consisted of $0.8 million and $0.3 million, respectively of certain corporate debt and equity securities and other secured financings.

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

•
Loans and other receivables and loan and unfunded commitments and other secured financings using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, foreign exchange forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable or unfunded commitment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, non-exchange traded securities, corporate debt securities, residential and commercial mortgage-backed securities and other asset-backed securities, commodity forwards and unfunded commitments using a discounted cash flow valuation technique. A significant decrease (increase) in the underlying stock price would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•
Certain other asset-backed securities using an over-collateralization model. A significant increase (decrease) in the over-collateralization percentage would result in a significantly higher (lower) fair value measurement.

•	Derivative foreign exchange and equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•	Embedded conversion option using an option valuation model. A significant increase (decrease) in historical volatility would result in a significantly higher (lower) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Financial Instruments Owned:
Loans and other receivables	$(13,566)	$(15,002)	$(25,686)	$(12,841)
Financial Instruments Sold:
Loans	$38	$103	$112	$(751)
Loan commitments	(51)	1,338	(1,673)	(10,299)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	August 31, 2015	November 30, 2014
Financial Instruments Owned:
Loans and other receivables (1)	$354,262	$403,119
Loans and other receivables greater than 90 days past due (1)	32,867	5,594
Loans and other receivables on nonaccrual status (1) (2)	3,330	(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $13.0 million and $0.0 at August 31, 2015 and November 30, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $313.9 million and $274.6 million at August 31, 2015 and November 30, 2014, respectively.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2015 and November 30, 2014 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$1,806	74,381	$1,930	104,483
Cleared OTC	1,930,070	3,195	1,911,702	2,822
Bilateral OTC	683,237	2,051	613,344	898
Foreign exchange contracts:
Exchange-traded	—	419	—	407
Bilateral OTC	777,346	10,234	795,572	9,809
Equity contracts:
Exchange-traded	1,286,149	3,082,363	1,148,639	3,082,310
Bilateral OTC	88,463	1,017	143,041	967
Commodity contracts:
Exchange-traded	—	253,123	—	252,949
Bilateral OTC	38,418	488	23,161	544
Credit contracts:
Cleared OTC	43,456	103	42,246	88
Bilateral OTC	14,825	93	44,530	99
Total gross derivative assets/ liabilities:
Exchange-traded	1,287,955		1,150,569
Cleared OTC	1,973,526		1,953,948
Bilateral OTC	1,602,289		1,619,648
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(1,146,698)		(1,146,698)
Cleared OTC	(1,924,391)		(1,924,391)
Bilateral OTC	(1,323,858)		(1,433,433)
Net amounts per Consolidated Statements of Financial Condition (3)	$468,823		$219,643

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2014 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$2,450	67,437	$1,400	87,008
Cleared OTC	1,425,375	2,160	1,481,329	2,124
Bilateral OTC	871,982	1,908	809,962	729
Foreign exchange contracts:
Exchange-traded	—	1,562	—	1,821
Bilateral OTC	1,514,881	11,299	1,519,349	10,931
Equity contracts:
Exchange-traded	1,011,101	2,269,044	987,531	2,049,513
Bilateral OTC	39,889	2,463	70,484	1,956
Commodity contracts:
Exchange-traded	62,091	1,027,542	51,145	1,015,894
Bilateral OTC	214,635	4,026	252,061	4,524
Credit contracts:
Cleared OTC	17,831	27	23,264	22
Bilateral OTC	5,378	18	23,608	27
Total gross derivative assets/liabilities:
Exchange-traded	1,075,642		1,040,076
Cleared OTC	1,443,206		1,504,593
Bilateral OTC	2,646,765		2,675,464
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(1,038,992)		(1,038,992)
Cleared OTC	(1,416,613)		(1,416,613)
Bilateral OTC	(2,303,740)		(2,401,013)
Net amounts per Consolidated Statements of Financial Condition (3)	$406,268		$363,515

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts for the three and nine months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
Gains (Losses)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Interest rate contracts	$25,308	$(3,803)	$580	$(70,288)
Foreign exchange contracts	6,893	6,697	30,417	9,046
Equity contracts	68,649	(49,422)	28,008	(219,584)
Commodity contracts	(4,757)	(4,991)	15,480	32,989
Credit contracts	(4,375)	(1,330)	(612)	(16,953)
Total	$91,718	$(52,849)	$73,873	$(264,790)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$9,025	$1,112	$14,037	$—	$24,174
Equity swaps and options	33,975	8,486	2,316	—	44,777
Credit default swaps	54	4,084	2,224	(1,832)	4,530
Total return swaps	23,005	4	—	(180)	22,829
Foreign currency forwards, swaps and options	165,529	21,372	—	(11,252)	175,649
Interest rate swaps, options and forwards	70,025	158,272	77,267	(34,593)	270,971
Total	$301,613	$193,330	$95,844	$(47,857)	542,930
Cross product counterparty netting					(10,029)
Total OTC derivative assets included in Financial instruments owned					$532,901

(1)	At August 31, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $144.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2015, cash collateral received was $208.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,959	$—	$5,470	$—	$8,429
Equity swaps and options	16,909	39,538	9,139	—	65,586
Credit default swaps	—	1,519	11,016	(1,832)	10,703
Total return swaps	54,507	1,927	1,967	(180)	58,221
Foreign currency forwards, swaps and options	157,468	48,147	—	(11,252)	194,363
Fixed income forwards	342	—	—	—	342
Interest rate swaps, options and forwards	47,137	86,081	85,610	(34,593)	184,235
Total	$279,322	$177,212	$113,202	$(47,857)	521,879
Cross product counterparty netting					(10,029)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$511,850

(1)	At August 31, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $25.6 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2015, cash collateral pledged was $317.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At August 31, 2015, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$256,142
BBB- to BBB+	124,498
BB+ or lower	74,834
Unrated	77,427
Total	$532,901

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2015 and November 30, 2014 is $112.5 million and $269.0 million, respectively, for which we have posted collateral of $105.2 million and $234.6 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2015 and November 30, 2014, we would have been required to post an additional $13.1 million and $55.1 million, respectively, of collateral to our counterparties.

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity at August 31, 2015 (in thousands):

	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,506,969	$347,844	$2,854,813
Corporate debt securities	1,109,775	1,959,647	3,069,422
Mortgage- and asset-backed securities	—	5,044,406	5,044,406
U.S. government and federal agency securities	28,451	9,412,058	9,440,509
Municipal securities	—	492,599	492,599
Sovereign obligations	—	1,604,147	1,604,147
Loans and other receivables	—	617,861	617,861
Total	$3,645,195	$19,478,562	$23,123,757

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,954,916	$336,335	$1,353,944	$—	$3,645,195
Repurchase agreements	9,827,633	4,539,795	2,869,691	2,241,443	19,478,562
Total	$11,782,549	$4,876,130	$4,223,635	$2,241,443	$23,123,757
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2015 and November 30, 2014, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.1 billion and $25.8 billion, respectively. At August 31, 2015 and November 30, 2014, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,702,853	$—	$7,702,853	$(624,220)	$(776,755)	$6,301,878
Reverse repurchase agreements	12,911,367	(8,637,685)	4,273,682	(111,791)	(4,153,574)	8,317
Liabilities
Securities lending arrangements	$3,645,195	$—	$3,645,195	$(624,220)	$(2,985,739)	$35,236
Repurchase agreements	19,478,562	(8,637,685)	10,840,877	(111,791)	(9,263,393)	1,465,693

	November 30, 2014
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	14,059,133	(10,132,275)	3,926,858	(634,568)	(3,248,817)	43,473
Liabilities
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	20,804,432	(10,132,275)	10,672,157	(634,568)	(8,810,770)	1,226,819

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

(3)
Amounts include $6,266.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,068.1 million, and $1,438.7 million of repurchase agreements, for which we have pledged securities collateral of $1,484.0 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

(4)
Amounts include $4,847.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,694.0 million, and $1,201.9 million of repurchase agreements, for which we have pledged securities collateral of $1,238.4 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $904.0 million and $3,444.7 million at August 31, 2015 and November 30, 2014, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjects Jefferies as an FCM to segregation requirements.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Transferred assets	$853.9	$1,562.1	$3,931.5	$4,788.7
Proceeds on new securitizations	888.1	1,567.2	3,979.6	4,795.4
Cash flows received on retained interests	10.7	15.2	28.6	37.9
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2015 and November 30, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,480.4	$162.0
U.S. government agency commercial mortgage-backed securities	2,831.3	213.2
Collateralized loan obligations	3,731.7	52.3

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4
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
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $0.0 and $0.0, respectively, at August 31, 2015 and $7.8 million and $7.8 million, respectively, at November 30, 2014. The related liabilities do not have recourse to our general credit.

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2015 and November 30, 2014 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2015		November 30, 2014
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$0.1	$0.2	$—	$0.2
Financial instruments owned	86.4	0.3	62.7	0.3
Securities purchased under agreement to resell (1)	736.7	—	575.2	—
Fees, interest and other receivables	0.3	—	0.4	—
	$823.5	$0.5	$638.3	$0.5
Other secured financings (2)	$822.5	$—	$637.7	$—
Other liabilities	1.0	0.2	0.6	0.2
	$823.5	$0.2	$638.3	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $15.9 million and $39.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2015 and November 30, 2014, respectively.

Securitization Vehicles. We are the primary beneficiary of securitization vehicles to which we transferred term loans backed by consumer installment receivables and mortgage-backed securities. We retained a portion of the securities issued by the securitization vehicles. In the creation of the securitization vehicles, we were involved in the decisions made during the establishment and design of the entities and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIEs consist of the term loans backed by consumer installment receivables and mortgage-backed securities, which are available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIEs do not have recourse to our general credit and the assets of the VIEs are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$82.7	$—	$768.8	$6,409.1
Consumer loan vehicles	123.4	—	867.0	602.1
Asset management vehicles	3.6	—	3.6	49.8
Private equity vehicles	25.5	—	45.9	74.8
Total	$235.2	$—	$1,685.3	$7,135.8

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan vehicles	170.6	—	797.8	485.2
Asset management vehicle	11.3	—	11.3	432.3
Private equity vehicles	44.3	—	59.2	92.8
Total	$360.2	$—	$1,795.2	$8,747.4
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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of unaffiliated sponsors and provide advisory services to the unaffiliated sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs,

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests,

•	Trading positions in securities issued in a CLO transaction,

•	Investments in variable funding notes issued by CLOs,

•	A guarantee to a CLO managed by Jefferies Finance, LLC ("Jefferies Finance"), whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.
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
We manage an asset management vehicle that provides investors with exposure to absolute return strategies, primarily including merger arbitrage, relative value and stock loan arbitrage. Our variable interests in this asset management vehicle consist of management and performance fees.
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund L.P.”). At August 31, 2015 and November 30, 2014, we funded approximately $64.6 million and $60.1 million, respectively, of our commitment. The carrying amount of our equity investment was $24.4 million and $43.1 million at August 31, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.1 million and $1.2 million at August 31, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.
We have provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. At August 31, 2015, the carrying value and maximum exposure to loss of the guarantee was $0.0 and $10.0 million, respectively. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, collateralized debt obligations and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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

At August 31, 2015 and November 30, 2014, we held $4,706.5 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $893.5 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance and Jefferies LoanCore LLC (“Jefferies LoanCore”). Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
On October 7, 2004, we entered into an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) and Babson Capital Management LLC to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market.
At August 31, 2015, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At August 31, 2015, we have funded $510.4 million of our $600.0 million commitment, leaving $89.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. During the third quarter of 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $500.0 million, at August 31, 2015. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2015 and November 30, 2014, we have funded $0.0 and $0.0, respectively, of each of our $250.0 million and $350.0 million commitments, respectively. During the three and nine months ended August 31, 2015, $0.2 million and $0.7 million of interest income, respectively, and unfunded commitment fees of $0.4 million and $1.2 million, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility. During the three and nine months ended August 31, 2014, we earned interest income of $0.3 million and $1.4 million, respectively, and unfunded commitment fees of $0.4 million and $1.5 million, respectively.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2015	November 30, 2014
Total assets	$7,037.1	$5,954.0
Total liabilities	6,016.3	4,961.7
Total equity	1,020.8	992.3
Our total equity balance	510.4	496.0
The net earnings of Jefferies Finance were $47.2 million and $109.4 million for the three and nine months ended August 31, 2015, respectively, and $58.0 million and $116.2 million for the three and nine months ended August 31, 2014, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $53.3 million and $108.8 million during the three and nine months ended August 31, 2015, respectively, and $53.7 million and $139.8 million during the three and nine months ended August 31, 2014, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.5 million and $3.1 million during the three and nine months ended August 31, 2015, respectively, and $2.6 million and $10.5 million during the three and nine months ended August 31, 2014, respectively, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $0.0 and $3.1 million during the three and nine months ended August 31, 2015, respectively, and $2.5 million and $4.6 million during the three and nine months ended August 31, 2014, respectively, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At August 31, 2015 and November 30, 2014, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO. We have recognized revenue of $0.7 million and $0.7 million during the three and nine months ended August 31, 2014 relating to the derivative contracts.
We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $0.0 and $1.3 million during the three and nine months ended August 31, 2015, respectively, and $0.0 million and $4.2 million for the three and nine months ended August 31, 2014, respectively.
Under a service agreement, we charged Jefferies Finance $8.4 million and $43.3 million for services provided during the three and nine months ended August 31, 2015, respectively, and $6.5 million and $35.2 million during the three and nine months ended August 31, 2014, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $122.5 million and $41.5 million at August 31, 2015 and November 30, 2014, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At August 31, 2015 and November 30, 2014, we had funded $118.4 million and $200.9 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	August 31, 2015	November 30, 2014
Total assets	$1,789.3	$1,500.9
Total liabilities	1,277.9	962.7
Total equity	511.5	538.2
Our total equity balance	248.1	261.0
The net earnings of Jefferies LoanCore were $25.6 million and $62.4 million for the three and nine months ended August 31, 2015, respectively, and $4.5 million and $16.3 million for the three and nine months ended August 31, 2014, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $1.0 million and $1.6 million during the three and nine months ended August 31, 2015, respectively, and $0.0 and $0.6 million during the three and nine months ended August 31, 2014, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $27.7 million and $48.9 million at August 31, 2015 and November 30, 2014, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $3.4 million and $26.3 million for the three and nine months ended August 31, 2015, respectively, and a gain of $0.9 million for the three months ended August 31, 2014 and a loss of $7.1 million for the nine months ended August 31, 2014, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

At August 31, 2015 and November 30, 2014, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2015, our unfunded commitment relating to JCP Fund V was $11.8 million.

The following is a summary of selected financial information for 100% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	June 30, 2015 (1)	December 31, 2014 (1)
Total assets	$78,762	$73,261
Total liabilities	66	66
Total partners' capital	78,696	73,195

	Three Months Ended
	June 30, 2015 (1)	March 31, 2015 (1)	December 31, 2014 (1)	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)
Net increase (decrease) in net assets resulting from operations	$(8,875)	$1,478	$(65,700)	$3,609	$(18,779)	$(2,947)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)
Financial information for JCP Fund V within our financial position and results of operations at August 31, 2015 and November 30, 2014 and for the three and nine months ended August 31, 2015 and 2014 is included based on the presented periods.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	August 31, 2015	November 30, 2014
Capital Markets	$1,657,478	$1,659,636
Asset Management	3,000	3,000
Total goodwill	$1,660,478	$1,662,636
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2015 (in thousands):

Balance at November 30, 2014	$1,662,636
Add: Translation adjustments	(2,158)
Balance at August 31, 2015	$1,660,478

Goodwill Impairment Testing
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2015.
Our annual goodwill impairment testing at August 1, 2015 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value substantially in excess of their carrying amounts based on current projections. At August 31, 2015, goodwill allocated to these reporting units is $1,657.5 million of total goodwill of $1,660.5 million. For the remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.
Intangible Assets
The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2015 and November 30, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2015				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$127,944	$—	$(32,730)	$95,214	13.1
Trade name	131,656	—	(9,404)	122,252	32.5
Exchange and clearing organization membership interests and registrations	14,455	(1,289)	—	13,166	N/A
	$274,055	$(1,289)	$(42,134)	$230,632

		November 30, 2014			Weighted average remaining lives (years)
		Gross cost	Accumulated amortization	Net carrying amount
Customer relationships		$128,323	$(26,402)	$101,921	13.7
Trade name		132,009	(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations		14,528	—	14,528	N/A
		$274,860	$(33,079)	$241,781
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2015. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as all other membership interests and registrations related to the Bache business. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $3.1 million and $9.2 million for the three and nine months ended August 31, 2015, respectively, and $3.2 million and $9.6 million for the three and nine months ended August 31, 2014, respectively, which is included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2015	$3,049
Year ended November 30, 2016	12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198

Note 11. Short-Term Borrowings
Short-term borrowings include bank loans that are payable on demand, as well as borrowings under revolving credit facilities that must be repaid within one year or less. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate. Short-term borrowings at August 31, 2015 and November 30, 2014 were $12.0 million and $12.0 million, respectively. At August 31, 2015, the interest rate on short-term borrowings outstanding is 0.68% per annum. Average daily short-term borrowings outstanding were $18.5 million and $44.9 million for the three and nine months ended August 31, 2015, respectively, and $31.3 million and $87.9 million for the three and nine months ended August 31, 2014, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for an additional six months upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2015, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015	November 30, 2014
Unsecured Long-Term Debt
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	$501,630	$507,944
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	355,600	363,229
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	833,352	842,359
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	812,894	832,797
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	560,111	620,725
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	842,406	853,091
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,996	4,379
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	621,505	623,311
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	380,172	381,515
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	347,799	349,261
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,811	513,046
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,734	421,960
	$6,194,010	$6,313,617
Secured Long-Term Debt
Credit facility	—	170,000
	$6,194,010	$6,483,617

(1)
The value of the 3.875% Convertible Senior debentures at August 31, 2015 and November 30, 2014 includes the fair value of the conversion feature of $0.1 million and $0.7 million, respectively. The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three and nine months ended August 31, 2015, and amounted to a gain of $2.4 million and $8.1 million for the three and nine months ended August 31, 2014, respectively.

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At September 10, 2015, each $1,000 debenture is currently convertible into 22.3764 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.69 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition.

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million could be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies was the surviving entity, and therefore, was a borrower under the Credit Facility. The Credit Facility contained certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility were secured by substantially all the assets of such borrower, but none of the borrowers was responsible for any obligations of any other borrower. At November 30, 2014, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility. We terminated the Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to our use of the Credit Facility, refer to Note 21, Exit Costs.

Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015	November 30, 2014
Global Equity Event Opportunity Fund, LLC (1)	$26,245	$33,303
Other	6,057	5,545
Noncontrolling interests	$32,302	$38,848

(1)	Noncontrolling interests attributed to Leucadia were $26.2 million and $25.4 million at August 31, 2015 and November 30, 2014, respectively.

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
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.5 million and $18.1 million at August 31, 2015 and November 30, 2014, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The components of net periodic pension (income) cost for our pension plans are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
U.S. Pension Plan	2015	2014	2015	2014
Components of net periodic pension (income) cost:
Service cost	$63	$56	$189	$168
Interest cost on projected benefit obligation	585	607	1,755	1,821
Expected return on plan assets	(848)	(789)	(2,544)	(2,367)
Net amortization	—	(36)	—	(108)
Net periodic pension income	$(200)	$(162)	$(600)	$(486)

	Three Months Ended August 31,		Nine Months Ended August 31,
German Pension Plan	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$—	$11	$—	$33
Interest cost on projected benefit obligation	132	216	395	658
Net amortization	82	61	245	186
Net periodic pension cost	$214	$288	$640	$877
Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan or the German Pension Plan during the nine months ended August 31, 2015 and we do not expect to make any contributions to the plans during the remainder of the fiscal year.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Components of compensation cost:
Restricted cash awards	$39.4	37.4	142.9	$115.6
Restricted stock and RSUs (1)	13.8	18.0	53.8	68.0
Profit sharing plan	0.6	1.2	5.3	6.0
Total compensation cost	$53.8	$56.6	$202.0	$189.6

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remaining unamortized amounts related to certain compensation plans at August 31, 2015 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$42.1	1.8
Restricted cash awards	282.5	3
Total	$324.6
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Income Taxes
At August 31, 2015 and November 30, 2014, we had approximately $112.3 million and $126.7 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $74.7 million and $84.5 million at August 31, 2015 and November 30, 2014, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At August 31, 2015 and November 30, 2014, we had interest accrued of approximately $34.0 million and $30.6 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the nine months ended August 31, 2015 and the year ended November 30, 2014.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2006
California	2006
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2013

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at August 31, 2015 (in millions):

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Maximum Payout
Equity commitments (1)	$—	$9.9	$—	$—	$232.4	$242.3
Loan commitments (1)	5.0	356.0	450.3	52.3	—	863.6
Mortgage-related and other purchase commitments	472.4	1,553.1	576.4	—	—	2,601.9
Forward starting reverse repos and repos	2,712.6	—	—	—	—	2,712.6
Other unfunded commitments (1)	—	—	24.0	6.0	37.0	67.0
	$3,190.0	$1,919.0	$1,050.7	$58.3	$269.4	$6,487.4

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts are however available on demand.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At August 31, 2015, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $25.4 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Additionally, at August 31, 2015, we had other outstanding equity commitments to invest up to $4.4 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2015, we had $613.6 million of outstanding loan commitments to clients.

Loan commitments outstanding at August 31, 2015 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $187.7 million at August 31, 2015.
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
Contingencies
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. Those agreements include an aggregate $25.0 million in payments and at August 31, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $0.6 million.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2015 (in millions):

	Expected Maturity Date
Guarantee Type:	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Notional/ Maximum Payout
Derivative contracts—non-credit related	$19,399.8	$4,076.5	$382.4	$250.0	$440.0	$24,548.7
Written derivative contracts—credit related	—	—	50.6	1,904.9	20.0	1,975.5
Total derivative contracts	$19,399.8	$4,076.5	$433.0	$2,154.9	$460.0	$26,524.2
At August 31, 2015 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$1,746.9	$—	$—	$—	$—	$—	$1,746.9
Single name credit default swaps	$—	$—	$22.0	$21.5	$134.5	$50.6	$228.6
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2015, the fair value of derivative contracts meeting the definition of a guarantee is approximately $620.0 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At August 31, 2015, the maximum amount payable under these guarantees is $28.8 million.

Standby Letters of Credit. At August 31, 2015, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $39.5 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At August 31, 2015, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,260,105	$1,177,141
Jefferies Execution	8,895	8,645
FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM. Effective September 21, 2015, the National Futures Association will be the DSRO for Jefferies as an FCM.

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

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Capital Markets:
Net revenues	$565.2	$828.5	$1,916.7	$2,423.2
Expenses	$564.5	$697.8	$1,829.3	$2,020.6
Asset Management:
Net revenues	$13.8	$14.8	$45.5	$42.1
Expenses	$7.3	$9.9	$28.2	$27.7
Total:
Net revenues	$579.0	$843.3	$1,962.2	$2,465.3
Expenses	$571.8	$707.7	$1,857.5	$2,048.3
The following table summarizes our total assets by segment at August 31, 2015 and November 30, 2014 (in millions):

	August 31, 2015	November 30, 2014
Segment assets:
Capital Markets	$41,943.5	$44,002.6
Asset Management	841.2	515.0
Total assets	$42,784.7	$44,517.6
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Americas (1)	$454,996	$661,738	$1,508,639	$1,893,723
Europe (2)	103,959	153,455	392,163	500,229
Asia	19,973	28,116	61,352	71,377
Net revenues	$578,928	$843,309	$1,962,154	$2,465,329

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2015 and November 30, 2014, loans to and/or equity investments in Private Equity Related Funds were in aggregate $38.0 million and $60.7 million, respectively. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Other revenues and investment income (loss)	$(3,495)	$371	(27,707)	(11,088)
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At August 31, 2015 and November 30, 2014, we have commitments to purchase $412.0 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $266.6 million and $232.0 million at August 31, 2015 and November 30, 2014, respectively. Additionally, we recognized investment banking and advisory revenues of $0.0 million and $1.3 million during the three and nine months ended August 31, 2015, respectively.
National Beef Packaging Company, LLC (“National Beef”). We act as an FCM for National Beef, which is partially owned by Leucadia. At August 31, 2015 and November 30, 2014, we had a customer payable to National Beef of $0.0 million and $4.1 million, respectively. During the three and nine months ended August 31, 2015, we recognized commissions of $0.1 million and $0.3 million, respectively.
Officers, Directors and Employees. At August 31, 2015 and November 30, 2014, we had $28.6 million and $20.1 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At August 31, 2015 and November 30, 2014, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $11.0 million and $22.2 million, for the three and nine months ended August 31, 2015, respectively, and amounted to $9.0 million and $26.2 million for the three and nine months ended August 31, 2014, respectively. At August 31, 2015 and November 30, 2014, we had a

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

receivable from Leucadia of $5.1 million and $10.9 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At August 31, 2015 and November 30, 2014, we had a payable to Leucadia of $4.0 million and $41.5 million, respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At August 31, 2015, an estimated net current tax receivable from Leucadia of $65.2 million is included in Other assets on the Consolidated Statements of Financial Condition.

•
Of the total noncontrolling interests in asset management entities that are consolidated by us at August 31, 2015 and November 30, 2014, $26.2 million and $25.4 million, respectively, are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Investment banking and advisory	$—	$2,800	$21,200	$2,800
Asset management	102	—	405	—
Commissions and other fees	1	—	38	—

•	On August 28, 2015, we sold an equity position to Leucadia at fair value of $124.4 million for cash. There was no gain or loss on the transaction.

•	On March 18, 2014, we sold our investment in HRG Group Inc., consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date.

•	On February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. The transfer is subject to customary closing conditions for a transaction of this nature. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. At August 31, 2015, we have transferred virtually all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015.
In addition, we terminated our $750.0 million Credit Facility on July 31, 2015. During the three and nine months ended August 31, 2015, we recognized costs of $2.7 million and $3.8 million, respectively, related to the Credit Facility.
During the three and nine months ended August 31, 2015, we recorded restructuring and impairment costs as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2015
Severance costs	$11,373	$26,932
Accelerated amortization of restricted stock and restricted cash awards	2,442	6,902
Accelerated amortization of capitalized software	6,719	12,979
Contract termination costs	11,216	11,216
Other expenses	1,523	3,814
Total	$33,273	$61,843

Of the above costs, $10.2 million and $21.0 million are of a non-cash nature for the three and nine months ended August 31, 2015, respectively.
Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings for the three and nine months ended August 31, 2015 (in thousands):

	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2015
Compensation and benefits	$13,815	$33,834
Technology and communications	17,935	24,195
Professional services	444	2,477
Other expenses	1,079	1,337
Total	$33,273	$61,843

We expect to incur approximately an additional $12.0 million of restructuring and exit costs through the remainder of fiscal 2015 in connection with our exit activities comprised of severance and related benefits, including additional amortization for restricted stock and restricted cash awards, contract termination costs and additional amortization of capitalized software.
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Balance at February 28, 2015	$—	$—	$—	$—
Expenses	26,932	2,735	11,216	40,883	$6,902	$12,979	$1,079	$61,843
Payments	(13,770)	(2,507)	(11,213)	(27,490)
Liability at August 31, 2015	$13,162	$228	$3	$13,393

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
Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net revenues	$578,928	$843,309	$1,962,154	$2,465,329
Non-interest expenses	571,835	707,674	1,857,465	2,048,288
Earnings before income taxes	7,093	135,635	104,689	417,041
Income tax expense	4,609	51,762	29,470	155,962
Net earnings	2,484	83,873	75,219	261,079
Net earnings to noncontrolling interests	427	312	1,647	3,760
Net earnings attributable to Jefferies Group LLC	2,057	83,561	73,572	257,319
Effective tax rate	65.0%	38.2%	28.2%	37.4%
Executive Summary

Three Months Ended August 31, 2015
Net revenues for the three months ended August 31, 2015 decreased $264.4 million, or 31.4%, to $578.9 million compared with $843.3 million for the three months ended August 31, 2014. The decrease primarily reflects negative fixed income net revenues

JEFFERIES GROUP LLC AND SUBSIDIARIES

for the three months ended August 31, 2015 compared with solid positive net revenues in the prior year comparable quarter. The decrease was also due to slightly lower investment banking revenues, partially offset by higher equities revenues. During the three months ended August 31, 2015, we reduced our KCG Holdings, Inc. (“KCG”) position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. Results in the three months ended August 31, 2015 also include a net loss of $28.3 million from our investment in KCG compared with a loss of $6.5 million in aggregate in the prior year quarter from our investment in KCG.

Non-interest expenses for the three months ended August 31, 2015 decreased $135.8 million, or 19.2%, to $571.8 million compared with $707.7 million for the three months ended August 31, 2014, primarily reflecting a decrease in Compensation and benefits expense. Compensation and benefits expense of $336.5 million decreased 29.5% corresponding with the decrease in net revenues. Compensation and benefits expenses as a percentage of Net revenues was 58.1% for the three months ended August 31, 2015 compared with 56.6% in the prior year quarter. Non-compensation expenses for the three months ended August 31, 2015 were $235.3 million, an increase of $4.9 million, or 2.1%.

On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. At August 31, 2015, we have transferred virtually all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015. Total non-interest expenses for the period include costs of $33.1 million, on a pre-tax basis, related to our exit of the Bache business. The after-tax effect of these costs is $23.7 million. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. We expect to incur additional costs related to Bache of approximately $11.8 million and approximately $8.5 million on a pre-tax and post-tax basis, respectively, over the remainder of fiscal 2015. Negative revenues globally from this business activity for the three months ended August 31, 2015, which are included within our Fixed income results, were $4.3 million, compared with global net revenues of $47.9 million for the three months ended August 31, 2014. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the three months ended August 31, 2015 and 2014, were $59.8 million and $58.7 million, respectively. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.

At August 31, 2015, we had 3,665 employees globally, a decrease of 220 employees from our headcount at August 31, 2014 of 3,885. Since August 31, 2014, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our investment banking, equities and remaining fixed income businesses.

Nine Months Ended August 31, 2015

Net revenues for the nine months ended August 31, 2015 decreased $503.2 million, or 20.4%, to $1,962.2 million compared with $2,465.3 million for the nine months ended August 31, 2014. The decrease primarily reflects lower fixed income revenues. The decrease was partially offset by higher equities revenues for the nine months ended August 31, 2015. During the nine months ended August 31, 2015, we reduced our KCG position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. The results in the nine months ended August 31, 2015 also include net gains of $26.7 million from our investment in KCG compared with gains of $20.0 million in aggregate in the prior year nine months from our investments in KCG and HRG Group Inc. ("HRG"), the latter of which we sold to Leucadia National Corporation ("Leucadia") in March 2014. Net revenues also included investment losses from managed funds of $26.0 million in the nine months ended August 31, 2015, primarily due to lower valuations in the energy and shipping sectors, compared with investment losses of $6.4 million in the prior year nine months.

Non-interest expenses for the nine months ended August 31, 2015 decreased $190.8 million, or 9.3%, to $1,857.5 million compared with $2,048.3 million for the nine months ended August 31, 2014, primarily reflecting a decline in Compensation and benefits expense. Compensation and benefits expense of $1,182.5 million declined 14.9% commensurate with the decline in net revenues. Compensation and benefits expenses as a percentage of Net revenues was 60.3% for the nine months ended August 31, 2015 compared with 56.4% in the prior year nine months. Non-compensation expenses for the nine months ended August 31, 2015 were $675.0 million, an increase of $16.7 million, or 2.5%.

Global net revenues from our Bache business for the nine months ended August 31, 2015 and 2014, which are included within our Fixed income results, were $80.6 million and $147.9 million, respectively. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the nine months ended August 31, 2015 and 2014, were $195.4 million and $181.3 million, respectively.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” for the three and nine months ended August 31, 2015 and 2014:

	Three Months Ended August 31,				Nine Months Ended August 31,
	2015		2014		2015		2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$203,077	35.1%	$171,708	20.4%	$634,754	32.3%	$537,769	21.8%
Fixed income	(18,151)	(3.1)	195,345	23.2	261,328	13.3	698,979	28.3
Total sales and trading	184,926	32.0	367,053	43.6	896,082	45.6	1,236,748	50.1
Equity	127,051	22.0	93,309	11.1	314,927	16.1	271,773	11.0
Debt	113,928	19.6	175,597	20.8	329,474	16.9	495,635	20.1
Capital markets	240,979	41.6	268,906	31.9	644,401	33.0	767,408	31.1
Advisory	148,841	25.7	198,887	23.6	421,676	21.5	445,854	18.1
Total investment banking	389,820	67.3	467,793	55.5	1,066,077	54.5	1,213,262	49.2
Asset management fees and investment income (loss) from managed funds:
Asset management fees	7,067	1.2	7,379	0.9	25,955	1.2	21,752	0.9
Investment income (loss) from managed funds	(2,885)	(0.5)	1,084	—	(25,960)	(1.3)	(6,433)	(0.2)
Total	4,182	0.7	8,463	0.9	(5)	(0.1)	15,319	0.7
Net revenues	$578,928	100.0%	$843,309	100.0%	$1,962,154	100.0%	$2,465,329	100.0%

Net Revenues

Three Months Ended August 31, 2015

Net revenues for the three months ended August 31, 2015 of $578.9 million decreased 31.4% from the prior year quarter, primarily reflecting negative fixed income net revenues in the three months ended August 31, 2015 compared with positive net revenues in the prior year quarter, as certain products were negatively impacted by market conditions. The decrease was also due to slightly

JEFFERIES GROUP LLC AND SUBSIDIARIES

lower investment banking revenues as a result of lower transaction volume, partially offset by higher equities revenues, primarily from net mark-to-market gains from certain equity holdings. Investment banking revenues for the three months ended August 31, 2015 of $389.8 million were down 16.7% compared with the prior year quarter due to lower debt capital markets and advisory revenues, partially offset by higher equity capital markets revenues. Overall, capital markets revenues of $241.0 million decreased 10.4% from the prior year quarter. Our fixed income results reflected negative revenues for the three months ended August 31, 2015 of $18.2 million compared with positive revenues of $195.3 million in the prior year quarter, primarily reflecting the slow market environment and increased volatility with concerns about a possible Greek exit from the Euro and the slowdown of economic growth in China. The wind-down of our Bache business also contributed to the decline in fixed income revenues. Results for the three months ended August 31, 2015 reflect higher revenues in our equities business of $203.1 million, up 18.3% compared with the prior year quarter. During the three months ended August 31, 2015, we reduced our KCG position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. The results in the three months ended August 31, 2015 also include a net loss of $28.3 million from our investment in KCG compared with a loss of $6.5 million in aggregate in the prior year quarter from our investment in KCG. Net revenues from our asset management business were $4.2 million for the three months ended August 31, 2015 compared with gains of $8.5 million in the prior year quarter.

Nine Months Ended August 31, 2015

Net revenues for the nine months ended August 31, 2015 of $1,962.2 million decreased 20.4% from the comparable period in 2014. The decrease primarily reflects lower fixed income revenues, as a result of lower levels of trading activity due to challenging market conditions and global economic pressures and fewer new issuances in leveraged finance capital markets, respectively. Investment banking revenues for the nine months ended August 31, 2015 of $1,066.1 million were down 12.1% compared with the comparable period in 2014, due to a decrease in debt capital markets revenues and lower advisory revenues, partially offset by higher equity capital markets revenues. Overall, capital markets revenues of $644.4 million decreased 16.0% from the comparable period in 2014, primarily due to lower transaction volume in the leveraged finance capital markets. Fixed income revenues for the nine months ended August 31, 2015 of $261.3 million were down 62.6% compared with the comparable period in 2014, primarily due to tighter trading conditions across most core businesses and losses in our high yield distressed sales and trading business. Results in the nine months ended August 31, 2015 reflect higher revenues in our equities business of $634.8 million, up 18.0% compared with the comparable period in 2014. The results include reducing our KCG position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash, partially offset by net gains of $26.7 million from our investment in KCG, compared with gains of $20.0 million in aggregate in the comparable period in 2014 from our investments in KCG and HRG. Net revenues from our asset management business were relatively flat for the nine months ended August 31, 2015 compared with income of $15.3 million for the comparable period in 2014.

Equities Revenue

Equities revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance, LLC ("Jefferies Finance") and Jefferies LoanCore, LLC ("Jefferies LoanCore"), which are accounted for under the equity method, as well as changes in the value of our investments in KCG and HRG. In March 2014, we sold our investment in HRG to Leucadia at fair market value.

Three Months Ended August 31, 2015

Total equities revenue was $203.1 million for the three months ended August 31, 2015, an increase of $31.4 million, or 18.3% compared with $171.7 million for the three months ended August 31, 2014. During the three months ended August 31, 2015, we reduced our KCG position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash. The results in the three months ended August 31, 2015 also include a net loss of $28.3 million from our investment in KCG compared with a loss of $6.5 million in aggregate in the prior year quarter from our investment in KCG.
During the three months ended August 31, 2015, U.S. equity market conditions were characterized by a downward trend in stock prices. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased by 5.8%, 6.4% and 8.2%, respectively. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. Lower revenues from equity block trading contributed to the decline in revenues from our U.S. equity cash desk. Reduced volatility led to lower trading revenues in our equity options desk. Offsetting the decline in trading revenues were net mark-to-market gains from other equity inventory positions for three month 2015 period as well as robust performance from our electronic trading platform, as a result of increased trading volumes, contributing to the increase in commissions. Equities revenues from our Jefferies LoanCore joint venture increased during the three months ended August 31, 2015 as compared to the prior year

JEFFERIES GROUP LLC AND SUBSIDIARIES

quarter due to an increase in loan closings and syndications by the venture over the comparable period, while revenues from our Jefferies Finance joint venture in the 2015 quarter declined slightly from the comparable prior year quarter.

Nine Months Ended August 31, 2015

Total equities revenue was $634.8 million for the nine months ended August 31, 2015, an increase of $97.0 million, or 18.0% compared with $537.8 million for the nine months ended August 31, 2014, primarily due to net mark-to-market gains from certain equity inventory positions, as well as higher revenues from our electronic trading and Asia equity cash desks. This was partially offset by lower revenues from equity block trading results from our U.S. equity cash desk. The results also include reducing our KCG position by tendering 6.5 million shares at $14 per share, resulting in proceeds of $91.5 million in cash, partially offset by net gains of $26.7 million from our investment in KCG, compared with gains of $20.0 million in aggregate in the comparable period in 2014 from our investments in KCG and HRG. Additionally, during the first quarter of 2014, we recognized a mark-to-market gain of $12.2 million in connection with our investment in CoreCommodity Management LLC, which was transferred to Leucadia on February 28, 2014.

Equities revenues from our Jefferies LoanCore and Jefferies Finance joint ventures increased during the nine month period ended August 31, 2015 as compared to the comparable period in 2014 due to higher loan closings and securitizations by the ventures over the comparable period.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended August 31, 2015

Fixed income negative revenues totaled $18.2 million for the three months ended August 31, 2015, a decrease of $213.5 million, or 109.3% compared with positive revenues $195.3 million in the three months ended August 31, 2014. The third quarter of 2015 was characterized by volatility in the treasury markets, fluctuating expectations as to future Federal Reserve interest rate increases and depressed oil prices impacting the credit markets in the energy sector. Weak global economic data and the slowdown of China's economic growth, the risk of the Greek exit from the European Union and further economic uncertainty from volatility in currency and energy markets added compounded concerns with respect to growth of the global economy.

During the three months ended August 31, 2015, the uncertainty in the global economy coupled with lower energy prices led to mark-to-market write-downs in our inventory, resulting in losses in our high yield distressed sales and trading business for the quarter. Transaction volumes and revenues improved in our rates and investment grade corporates businesses as volatility caused attractive yields and new issuance interest. However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Our mortgages business was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues. In addition, futures sales and trading revenues declined as we executed the wind down of this platform.

Nine Months Ended August 31, 2015

Total fixed income revenue was $261.3 million for the nine months ended August 31, 2015, a decrease of $437.7 million, or 62.6% compared with $699.0 million in the nine months ended August 31, 2014. The decrease in revenues was primarily due to tighter trading conditions across most core businesses and losses in our high yield distressed sales and trading business.

During the nine months ended August 31, 2015, the fixed income markets were impacted at various points by geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty caused by volatility in currency and energy markets. Uncertainty as to the timing of potential interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. Most of our core fixed income businesses were negatively impacted during the nine months ended August 31, 2015 by the uncertainty and market conditions, as investors focused on liquidity resulting in overall lower trading revenues as compared to the nine months ended August 31, 2014. In addition, results in our distressed trading businesses were negatively impacted by our position in the energy sector. Revenues from futures sales and trading were also reduced for the nine months ended August 31, 2015 from that of the comparable prior year period given our

JEFFERIES GROUP LLC AND SUBSIDIARIES

decision to exit this business activity. Partially offsetting the decrease was an increase in transaction volumes and revenues in our rates and corporates businesses for the nine month 2015 period as compared to the prior year nine month period.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Equity	$127,051	$93,309	$314,927	$271,773
Debt	113,928	175,597	329,474	495,635
Capital markets	240,979	268,906	644,401	767,408
Advisory	148,841	198,887	421,676	445,854
Total	$389,820	$467,793	$1,066,077	$1,213,262

Three Months Ended August 31, 2015

Total investment banking revenue was $389.8 million for the three months ended August 31, 2015, a decrease of $78.0 million from the three months ended August 31, 2014. The decrease was primarily due to a decrease in debt capital markets transaction volume and the dollar value of advisory transactions, partially offset by higher equity capital markets revenues. Overall, capital markets revenues in the three months ended August 31, 2015 decreased 10.4% from the prior year quarter and advisory revenues for the three months ended August 31, 2015 decreased 25.2% from the prior year quarter.

From equity and debt capital raising activities, we generated $127.1 million and $113.9 million in revenues, respectively, for the three months ended August 31, 2015. During the three months ended August 31, 2015, we completed 297 public and private debt financings that raised $49.8 billion in aggregate and we completed 53 public equity and convertible offerings that raised $15.8 billion (50 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $148.8 million, including revenues from 44 merger and acquisition transactions with an aggregate transaction value of $25.3 billion.

Investment banking revenue was $467.8 million for the three months ended August 31, 2014. From equity and debt capital raising activities, we generated $93.3 million and $175.6 million in revenues, respectively. During the three months ended August 31, 2014, we completed 333 public and private debt financings that raised $62.7 billion in aggregate and we completed 61 public equity and convertible offerings that raised $27.9 billion (53 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $198.9 million, including revenues from 38 merger and acquisition transactions with an aggregate transaction value of $32.2 billion.

Nine Months Ended August 31, 2015

Total investment banking revenue was $1,066.1 million for the nine months ended August 31, 2015, a decrease of $147.2 million from the nine months ended August 31, 2014 reflecting a decrease in our debt capital market revenues, as well as lower advisory revenues, partially offset by higher equity capital market revenues. Overall, capital markets revenues of $644.4 million in the nine months ended August 31, 2015 decreased 16.0% from the comparable period in 2014, primarily due to lower transaction volume in key segments of the leveraged finance market. Advisory revenues of $421.7 million for the nine months ended August 31, 2015 decreased 5.4% from the comparable period in 2014, due to a decrease in the dollar value of transactions.

Investment banking revenue was $1,066.1 million for the nine months ended August 31, 2015. From equity and debt capital raising activities, we generated $314.9 million and $329.5 million in revenues, respectively. During the nine months ended August 31, 2015, we completed 804 public and private debt financings that raised $161.2 billion in aggregate and we completed 151 public equity and convertible offerings that raised $37.4 billion (138 of which we acted as sole or joint bookrunner). Financial advisory

JEFFERIES GROUP LLC AND SUBSIDIARIES

revenues totaled $421.7 million, including revenues from 116 merger and acquisition transactions with an aggregate transaction value of $82.6 billion.

Investment banking revenue was $1,213.3 million for the nine months ended August 31, 2014. From equity and debt capital raising activities, we generated $271.8 million and $495.6 million in revenues, respectively. During the nine months ended August 31, 2014, we completed 845 public and private debt financings that raised $195.8 billion in aggregate and we completed 144 public equity and convertible offerings that raised $51.9 billion (121 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $445.9 million, including revenues from 96 merger and acquisition transactions and ten restructuring and recapitalization transactions with an aggregate transaction value of $98.2 billion.

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

The following summarizes the results of our Asset Management businesses for the three and nine months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Asset management fees:
Fixed income	$1,678	$1,155	$3,242	$5,064
Equities	5,362	5,807	20,032	14,454
Convertibles	27	417	2,681	2,234
Total asset management fees	7,067	7,379	25,955	21,752
Investment income (loss) from managed funds	(2,885)	1,084	(25,960)	(6,433)
Total	$4,182	$8,463	$(5)	$15,319
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
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	August 31, 2015	November 30, 2014
Assets under management (1):
Equities	$652	$483
Convertibles (2)	—	225
Total	$652	$708

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(2)	Our investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds, is in liquidation at August 31, 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses for the three and nine months ended August 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Compensation and benefits	$336,499	$477,268	$1,182,484	$1,390,043
Non-compensation expenses:
Floor brokerage and clearing fees	45,307	55,967	159,100	159,500
Technology and communications	89,378	67,286	234,126	201,849
Occupancy and equipment rental	25,967	28,477	74,571	81,652
Business development	30,527	27,800	78,865	79,193
Professional services	24,684	31,231	76,359	81,395
Other	19,473	19,645	51,960	54,656
Total non-compensation expenses	235,336	230,406	674,981	658,245
Total non-interest expenses	$571,835	$707,674	$1,857,465	$2,048,288
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
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $53.2 million and $196.7 million for the three and nine months ended August 31, 2015, respectively, and $55.4 million and $183.6 million for the three and nine months ended August 31, 2014, respectively. In addition, compensation and benefits expense for the three and nine months ended August 31, 2015 and for the three and nine months ended August 31, 2014 includes approximately $4.2 million, $11.0 million, $3.4 million and $11.0 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.
Compensation and benefits expense directly related to our Bache business was $22.1 million and $80.6 million for the three and nine months ended August 31, 2015, respectively, and $22.6 million and $76.8 million for the three and nine months ended August 31, 2014, respectively. Included within compensation and benefits expense for the Bache business for the three and nine months ended August 31, 2015 are severance, retention and related benefits costs of $13.8 million and $33.8 million, respectively, incurred as part of decisions surrounding the exit of this business. We anticipate that our exit activities will be substantially completed during the remainder of fiscal 2015 and estimate additional compensation-related exit costs of $4.4 million.
Compensation and benefits expense as a percentage of Net revenues was 58.1% and 60.3% for the three and nine months ended August 31, 2015, respectively, and 56.6% and 56.4% for the three and nine months ended August 31, 2014, respectively. Employee headcount was 3,665 at August 31, 2015 and 3,885 at August 31, 2014. Since August 31, 2014, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our investment banking, equities and remaining fixed income businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses

Three Months Ended August 31, 2015
Non-compensation expenses were $235.3 million for the three months ended August 31, 2015, an increase of $4.9 million, or 2.1% compared with $230.4 million in the three months ended August 31, 2014. Non-compensation expenses as a percentage of Net revenues was 40.7% and 27.3% for the three months ended August 31, 2015 and 2014, respectively.
The increase in Non-compensation expenses during the three months ended August 31, 2015 was primarily due to an increase in Technology and communications expenses, partially offset by a decrease in Floor brokerage and clearing expenses and professional services expenses. Technology and communications expense increased 32.8% during the three months ended August 31, 2015, primarily due to $6.5 million in accelerated amortization expense related to capitalized software and $11.2 million in contract termination costs related to our Jefferies Bache business. Floor brokerage and clearing expenses during the three months ended August 31, 2015 decreased 19.0%, primarily reflecting the wind down of the Jefferies Bache business. Professional services expense decreased 21.0%, primarily reflecting lower legal and consulting fees related to implementing various regulatory requirements.
Non-compensation expenses associated directly with the activities of the Bache business were $37.7 million and $36.1 million for the three months ended August 31, 2015 and 2014, respectively. We estimate that we will incur exit costs associated with the termination of various technology and other vendor contracts specifically pertaining to the Bache business as well as recognize incremental capitalized software amortization of approximately $7.4 million over the remainder of fiscal 2015 as we continue the wind-down of the Bache operations.

Nine Months Ended August 31, 2015
Non-compensation expenses were $675.0 million for the nine months ended August 31, 2015, an increase of $16.7 million, or 2.5% compared with $658.2 million in the nine months ended August 31, 2014. Non-compensation expenses as a percentage of Net revenues was 34.4% and 26.7% for the nine months ended August 31, 2015 and 2014, respectively. The increase in Non-compensation expenses during the nine months ended August 31, 2015 was primarily due to an increase in Technology and communications expenses related to accelerated amortization expense of $12.8 million related to capitalized software and $11.2 million in contract termination costs related to our Jefferies Bache business. This was partially offset by a decrease in Occupancy and equipment rental expense, primarily due to lower rent expenses and a decrease in Professional services expense, primarily reflecting lower legal and consulting fees related to implementing various regulatory requirements. Non-compensation expenses associated directly with the activities of the Bache business were $114.8 million and $104.5 million for the nine months ended August 31, 2015 and 2014, respectively. During the nine months ended August 31, 2015, we incurred professional services costs of approximately $2.5 million in connection with our actions related to exiting the Bache business.
Income Taxes
For the three and nine months ended August 31, 2015, the provision for income taxes was $4.6 million and $29.5 million, respectively, equating to an effective tax rate of 65.0% and 28.2%, respectively. For the three and nine months ended August 31, 2014, the provision for income taxes was $51.8 million and $156.0 million, respectively, equating to an effective tax rate of 38.2% and 37.4%, respectively. The change in the effective tax rate during the three months ended August 31, 2015 as compared with the prior year period is primarily due to expenses that are non-deductible for tax purposes related to the wind down of the Bache business and a change in the geographical mix of earnings.

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
We believe our application of U.S. GAAP and the associated estimates are reasonable. Our accounting estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application

JEFFERIES GROUP LLC AND SUBSIDIARIES

of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased at August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015		November 30, 2014
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,669,812	$1,810,989	$2,426,242	$1,985,864
Corporate debt securities	2,980,521	1,932,760	3,365,042	1,612,217
Government, federal agency and other sovereign obligations	5,152,204	4,650,703	6,125,901	4,044,140
Mortgage- and asset-backed securities	5,720,866	3,329	4,526,366	4,557
Loans and other receivables	1,761,853	830,212	1,556,018	870,975
Derivatives	468,823	219,643	406,268	363,515
Investments at fair value	123,320	—	168,541	—
Physical commodities	14,973	—	62,234	—
	$18,892,372	$9,447,636	$18,636,612	$8,881,268
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. (See Note 2, Summary of Significant Accounting Policies, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at August 31, 2015 and November 30, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
Loans and other receivables	$95,399	$97,258	$10,371	$14,450
Collateralized debt obligations (1)	81,050	124,650	—	—
Derivatives	34,345	54,190	41,508	49,552
Residential mortgage-backed securities	86,422	82,557	—	—
Corporate debt securities (1)	24,331	22,766	226	223
Investments at fair value (2)	66,209	53,224	—	—
Commercial mortgage-backed securities	15,147	26,655	—	—
Corporate equity securities	38,502	20,964	—	38
Other asset-backed securities	32,596	2,294	—	—
Total Level 3 financial instruments (2)	$474,001	$484,558	$52,105	$64,263
Total Level 3 financial instruments as a percentage of total financial instruments (2)	2.5%	2.6%	0.6%	0.7%

(1)
Level 3 Collateralized debt obligations at November 30, 2014 increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

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

While our Financial instruments sold, not yet purchased, which are included within liabilities in our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $70.9 million and $30.8 million at August 31, 2015 and November 30, 2014, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $0.1 million and $0.7 million reported within Long-term debt at August 31, 2015 and November 30, 2014, respectively.

The following table reflects activity with respect to our Level 3 assets and net liabilities (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Assets:
Transfers from Level 3 to Level 2 (1)	$91.4	$108.6	$88.1	$68.1
Transfers from Level 2 to Level 3 (1)	73.4	87.8	157.7	79.3
Net gains (losses) (1)	64.9	(6.0)	48.5	19.1
Net Liabilities:
Transfers from Level 3 to Level 2	$51.5	$8.6	$54.8	$7.2
Transfers from Level 2 to Level 3	1.5	0.1	2.6	—
Net gains (losses)	1.7	4.2	(2.3)	(2.0)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Goodwill
At August 31, 2015, goodwill recorded on our Consolidated Statement of Financial Condition is $1,660.5 million (3.9% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2015.
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
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies. Under the market approach, the key assumptions are the selected multiples and our internally developed forecasts of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2015.

The carrying values of goodwill by reporting unit at August 31, 2015 are unchanged and the same as they were at the time of the Leucadia Transaction on March 1, 2013, and are as follows: $569.2 million in Investment banking, $170.5 million in Equities and Wealth Management, $917.8 million in Fixed Income and $3.0 million in Strategic Investments.

The results of our assessment indicated that our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our Fixed Income reporting unit is sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty given current economic conditions and results.  If the future were to differ adversely from management’s best estimates, this could cause a decline in the estimated fair value of the Fixed Income reporting unit and a resulting impairment of a portion of our goodwill.
Refer to Note 10, Goodwill and Other Intangible Assets, for further details on goodwill.
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
The following table provides detail on key balance sheet asset and liability line items (in millions):

	August 31, 2015	November 30, 2014	% Change
Total assets	$42,784.7	$44,517.6	(3.9)%
Cash and cash equivalents	3,441.8	4,080.0	(15.6)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	904.0	3,444.7	(73.8)%
Financial instruments owned	18,892.4	18,636.6	1.4%
Financial instruments sold, not yet purchased	9,447.6	8,881.3	6.4%
Total Level 3 assets (1)	474.0	484.6	(2.2)%

Securities borrowed	$7,702.9	$6,853.1	12.4%
Securities purchased under agreements to resell	4,273.7	3,926.9	8.8%
Total securities borrowed and securities purchased under agreements to resell	$11,976.6	$10,780.0	11.1%

Securities loaned	$3,645.2	$2,598.5	40.3%
Securities sold under agreements to repurchase	10,840.9	10,672.2	1.6%
Total securities loaned and securities sold under agreements to repurchase	$14,486.1	$13,270.7	9.2%

(1)
In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

Total assets at August 31, 2015 and November 30, 2014 were $42.8 billion and $44.5 billion, respectively. During the three and nine months ended August 31, 2015, average total assets were approximately 13.0% and 16.2%, respectively, higher than total assets at August 31, 2015.
Cash and securities segregated decreased by $2,540.7 million from $3,444.7 million at November 30, 2014 to $904.0 million primarily as a result of execution of the exit of the Bache business in the third quarter of fiscal 2015, including the transfer of virtually all of our customer accounts to Société Générale S.A. and other brokers.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at August 31, 2015 was $18.9 billion, an increase of 1.4% from inventory of $18.6 billion at November 30, 2014, primarily driven by increases in inventory positions of mortgage- and asset-backed securities as trading volumes are higher due to an increase in volatility. The increase was partially offset by decreases in inventory positions of government, federal agency and other sovereign government obligations, primarily due to a decline in sovereign obligations due to global economic concerns. Financial instruments sold, not yet purchased inventory was $9.4 billion and $8.9 billion at August 31, 2015 and November 30, 2014, respectively, with the increase primarily driven by government, federal agency and other sovereign obligations inventory due to U.S. treasury hedges. Our overall net inventory position was $9.4 billion and $9.8 billion at August 31, 2015 and November 30, 2014, respectively. The change in our net inventory balance is primarily attributed to a decrease in net government, federal agency and other sovereign obligations inventory, partially offset by an increase in net mortgage and asset-backed securities.
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
Of our total Financial instruments owned, approximately 73.1% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital and consumer loans. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.
At August 31, 2015 and November 30, 2014, our Level 3 financial instruments owned was 2.5% and 2.6%, respectively, of our financial instruments owned.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 11.1% from November 30, 2014 to August 31, 2015, due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 9.2% from November 30, 2014 to August 31, 2015 due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2015 were 23.9% and 17.3% higher, respectively, than the August 31, 2015 balances. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2015 were 19.5% and 18.2% higher, respectively, than the August 31, 2015 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Nine Months Ended August 31, 2015	Year Ended November 30, 2014
Securities Purchased Under Agreements to Resell:
Period end	$4,274	$3,927
Month end average	5,724	5,788
Maximum month end	7,577	8,081
Securities Sold Under Agreements to Repurchase:
Period end	$10,841	$10,672
Month end average	13,639	13,291
Maximum month end	16,340	16,586
Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell over the

JEFFERIES GROUP LLC AND SUBSIDIARIES

periods presented are influenced in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.
Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at August 31, 2015 and November 30, 2014 (in thousands):

		August 31, 2015	November 30, 2014
Total assets		$42,784,678	$44,517,648
Deduct:	Securities borrowed	(7,702,853)	(6,853,103)
	Securities purchased under agreements to resell	(4,273,682)	(3,926,858)

Add:	Financial instruments sold, not yet purchased	9,447,636	8,881,268
	Less derivative liabilities	(219,643)	(363,515)
Subtotal		9,227,993	8,517,753
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(904,009)	(3,444,674)
	Goodwill and intangible assets	(1,891,110)	(1,904,417)
Adjusted assets		$37,241,017	$36,906,349
Total equity		$5,513,534	$5,463,431
Deduct:	Goodwill and intangible assets	(1,891,110)	(1,904,417)
Tangible equity		$3,622,424	$3,559,014
Total member’s equity		$5,481,232	$5,424,583
Deduct:	Goodwill and intangible assets	(1,891,110)	(1,904,417)
Tangible member’s equity		$3,590,122	$3,520,166
Leverage ratio (1)		7.8	8.1
Tangible gross leverage ratio (2)		11.4	12.1
Leverage ratio – excluding impacts of the Leucadia Transaction (3)		9.8	10.3
Adjusted leverage ratio (4)		10.3	10.4

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)
On March 1, 2013, we converted into a limited liability company and became an indirect wholly owned subsidiary of Leucadia, pursuant to an agreement with Leucadia, which is accounted for using the acquisition method of accounting (the “Leucadia Transaction”). Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $120 million and $108 million during the period since the Leucadia Transaction to August 31, 2015 and November 30, 2014, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,342 million and $1,310 million at August 31, 2015 and November 30, 2014, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $41 million and $9 million at August 31, 2015 and November 30, 2014, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.9 billion at August 31, 2015 exceeded our cash capital requirements.
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

•
Collateral postings to counterparties due to adverse changes in the value of our Over-the-counter ("OTC") derivatives and other outflows due to trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings.

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2015, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	August 31, 2015	Average balance Quarter ended August 31, 2015 (1)	November 30, 2014
Cash and cash equivalents:
Cash in banks	$860,812	$663,198	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,505,973	1,518,267	2,921,363
Total cash and cash equivalents	3,441,785	2,256,465	4,079,968
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,263,110	1,151,878	1,056,766
Other (3)	446,355	669,784	363,713
Total other sources	1,709,465	1,821,662	1,420,479
Total cash and cash equivalents and other liquidity sources	$5,151,250	$4,078,127	$5,500,447
Total cash and cash equivalents and other liquidity sources as % of Total Assets	12.0%		12.4%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	12.6%		12.9%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

reasonable financing haircuts and additional funds available under the committed senior secured revolving credit facility available for working capital needs of Jefferies.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2015, we had the ability to readily obtain repurchase financing for 73.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2015 and November 30, 2014 (in thousands):

	August 31, 2015		November 30, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,520,785	$301,099	$2,191,288	$297,628
Corporate debt securities	1,862,093	89,922	2,583,779	11,389
U.S. government, agency and municipal securities	3,151,589	500,510	3,124,780	250,278
Other sovereign obligations	1,617,007	878,145	2,671,807	877,366
Agency mortgage-backed securities (1)	4,648,276	—	3,395,771	—
Physical commodities	14,970	—	62,234	—
	$13,814,720	$1,769,676	$14,029,659	$1,436,661

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
Average liquid financial instruments were $15.4 billion and $14.7 billion for the three and nine months ended August 31, 2015, respectively, and $17.2 billion for both the three and twelve months ended November 30, 2014. Average unencumbered liquid financial instruments were $1.9 billion and $1.8 billion for the three months ended August 31, 2015 and November 30, 2014, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 73.4% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.

JEFFERIES GROUP LLC AND SUBSIDIARIES

A significant portion of our financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at August 31, 2015. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2015, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $12.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings for the three and nine months ended August 31, 2015 were $18.5 million and $44.9 million, respectively.
In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At August 31, 2015, the outstanding amount of the notes issued under the program was $736.2 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition. Of the $736.2 million aggregate notes, $40.0 million mature in March 2016, $50 million in June 2016, $200 million in July 2016, $80.0 million in August 2016, $60.0 million in December 2016, $60.0 million in May 2017, and $60.0 million in October 2017, all bearing interest at a spread over one month LIBOR. The remaining $186.2 million mature in January 2016, and bear interest at a spread over three month LIBOR. At August 31, 2015, $440.0 million of the $736.2 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders. For additional discussion on the program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements.

On April 23, 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for an additional six months upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2015 we were in compliance with debt covenants under the Intraday Credit Facility.
Total Long-Term Capital
At August 31, 2015 and November 30, 2014, we have total long-term capital of $10.9 billion and $11.3 billion resulting in a long-term debt to equity capital ratio of 0.97:1 and 1.06:1, respectively. Our total long-term capital base at August 31, 2015 and November 30, 2014 was as follows (in thousands):

	August 31, 2015	November 30, 2014
Long-Term Debt (1)	$5,336,780	$5,805,673
Total Equity	5,513,534	5,463,431
Total Long-Term Capital	$10,850,314	$11,269,104

(1)
Long-term debt for purposes of evaluating long-term capital at November 30, 2014 excludes $170.0 million of our outstanding borrowings under our long-term revolving Credit Facility. In addition, long-term capital excludes $355.6 million of our 5.5% Senior Notes at August 31, 2015 and $501.6 million and $507.9 million of our 3.875% Senior Notes at August 31, 2015 and November 30, 2014, respectively, as these notes mature in less than one year from the period end.

Long-Term Debt
On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in Dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million can be borrowed by Jefferies Bache Limited without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility to extend the term of the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1,

JEFFERIES GROUP LLC AND SUBSIDIARIES

2014, Jefferies Bache, LLC merged with and into Jefferies LLC (“Jefferies”), (a U.S. broker-dealer). Jefferies was the surviving entity, and therefore, was a borrower under the Credit Facility. At November 30, 2014, borrowings under the Credit Facility amounted to $170.0 million and were denominated in U.S. dollars.
Interest was based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility was guaranteed by Jefferies Group LLC and contained financial covenants that, among other things, imposed restrictions on future indebtedness of our subsidiaries, required Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and required certain of our subsidiaries to maintain specified levels of regulated capital. On a monthly basis we provided a certificate to the Administrative Agent of the Credit Facility as to the maintenance of various financial covenant ratios at all times during the preceding month. At November 30, 2014, the minimum tangible net worth requirement was $2,603.1 million and the minimum liquidity requirement was $541.7 million for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred. We terminated our $750.0 million Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to our use of the Credit Facility, refer to Note 21, Exit Costs in our consolidated financial statements.
At August 31, 2015, our long-term debt has a weighted average maturity of approximately 7 years.
Our long-term debt ratings at August 31, 2015 are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2015, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $54.9 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at August 31, 2015. The table presents principal cash flows with expected maturity dates (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Expected Maturity Date
	2015	2016	2017 and 2018	2019 and 2020	2021 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$501.6	$355.6	$1,181.2	$1,373.0	$2,782.6	$6,194.0
Interest payment obligations on senior notes	80.9	295.1	538.6	380.2	1,280.8	2,575.6
	$582.5	$650.7	$1,719.8	$1,753.2	$4,063.4	$8,769.6
Commitments and guarantees:
Equity commitments	$—	$9.9	$—	$—	$232.4	$242.3
Loan commitments	5.0	356.0	450.3	52.3	—	863.6
Mortgage-related and other purchase commitments	472.4	1,553.1	576.4	—	—	2,601.9
Forward starting reverse repos and repos	2,712.6	—	—	—	—	2,712.6
Other unfunded commitments	—	—	24.0	6.0	37.0	67.0
Derivative Contracts (1):
Derivative contracts – non credit related	19,399.8	4,076.5	382.4	250.0	440.0	24,548.7
Derivative contracts – credit related	—	—	50.6	1,904.9	20.0	1,975.5
	$22,589.8	$5,995.5	$1,483.7	$2,213.2	$729.4	$33,011.6

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
At August 31, 2015, we did not have any commitments to purchase assets from our securitization vehicles. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2014, the increase to total member’s equity at August 31, 2015 is attributed to net earnings, partially offset by foreign currency translation adjustments.
Net Capital

JEFFERIES GROUP LLC AND SUBSIDIARIES

As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the Commodity Futures Trading Commission ("CFTC"), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At August 31, 2015, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,260,105	$1,177,141
Jefferies Execution	8,895	8,645
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers and the Chicago Mercantile Exchange is the DSRO for Jefferies as an FCM. Effective September 21, 2015, the National Futures Association will be the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products LLC and Jefferies Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR increased to $13.77 million for the three months ended August 31, 2015 from $12.80 million for the three months ended May 31, 2015. The increase was primarily driven by an increase in various equity block positions and a reduction in the diversification benefit. Excluding our investment in KCG, our average VaR increased to $12.16 million for the three months ended August 31, 2015 from $9.86 million in the three months ended May 31, 2015.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at August 31, 2015				VaR at May 31, 2015
Risk Categories		Daily VaR for the Three Months Ended August 31, 2015				Daily VaR for the Three Months Ended May 31, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$5.18	$5.89	$6.91	$4.96	$6.31	$6.19	$8.06	$4.88
Equity Prices	6.71	10.16	12.72	6.71	10.85	9.98	12.22	6.94
Currency Rates	0.92	0.35	0.97	0.12	0.27	0.28	0.81	0.12
Commodity Prices	1.62	0.66	1.62	0.04	0.26	0.32	0.81	0.10
Diversification Effect (2)	(4.26)	(3.29)	N/A	N/A	(2.57)	(3.97)	N/A	N/A
Firmwide	$10.17	$13.77	$17.75	$10.17	$15.12	$12.80	$15.98	$10.18

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2015, results of the evaluation at the aggregate level demonstrated 2 days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2015 (in thousands):

10% Sensitivity
Private investments	$24,032
Corporate debt securities in default	10,266
Trade claims	2,292
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there were 18 days with trading losses out of a total of 65 trading days in the three months ended August 31, 2015. Including these losses, there were 21 days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2015 (in millions).

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at August 31, 2015. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

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
Current counterparty credit exposures at August 31, 2015 and November 30, 2014 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2015, excluding cash and cash equivalents, the percentage of exposure from investment grade counter-parties increased 6% to 76% from 70% at November 30, 2014, and are mainly concentrated in North America. When comparing our credit exposure at August 31, 2015 with credit exposure at November 30, 2014, excluding cash and cash equivalents, current exposure has decreased 13% to approximately $1.5 billion from $1.7 billion. Counterparty credit exposure from OTC derivatives decreased by 34%, primarily attributable to North American and European banks and broker dealers. Loans and lending decreased over the period by 19% and securities and margin finance decreased by 3% over the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
AAA Range	$—	$—	$2.0	$1.9	$—	$—	$2.0	$1.9	$2,506.0	$2,921.4	$2,508.0	$2,923.3
AA Range	—	2.7	129.8	134.6	9.2	7.1	139.0	144.4	125.9	412.9	264.9	557.3
A Range	0.1	7.6	636.1	586.9	109.8	218.1	746.0	812.6	783.6	731.3	1,529.6	1,543.9
BBB Range	90.7	132.3	108.6	73.6	45.9	34.8	245.2	240.7	26.2	2.8	271.4	243.5
BB or Lower	199.9	189.9	22.2	127.9	35.2	45.2	257.3	363.0	—	—	257.3	363.0
Unrated	92.2	139.6	—	—	—	—	92.2	139.6	0.1	11.5	92.3	151.1
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
Asia/Latin America/Other	$37.4	$48.8	$21.6	$55.7	$31.4	$24.6	$90.4	$129.1	$157.4	$221.0	$247.8	$350.1
Europe	0.4	8.5	211.7	218.2	59.7	76.1	271.8	302.8	246.0	617.5	517.8	920.3
North America	345.1	414.8	665.4	651.0	109.0	204.5	1,119.5	1,270.3	3,038.4	3,241.4	4,157.9	4,511.7
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
Asset Managers	$—	$—	$117.2	$91.8	$0.1	$—	$117.3	$91.8	$2,506.0	$2,921.4	$2,623.3	$3,013.2
Banks, Broker-dealers	0.5	10.7	469.0	482.2	147.0	251.4	616.5	744.3	935.8	1,158.5	1,552.3	1,902.8
Commodities	—	—	—	59.9	21.4	24.8	21.4	84.7	—	—	21.4	84.7
Corporates/Loans	244.6	320.8	—	—	6.7	0.8	251.3	321.6	—	—	251.3	321.6
Other	137.8	140.6	312.5	291.0	24.9	28.2	475.2	459.8	—	—	475.2	459.8
Total	$382.9	$472.1	$898.7	$924.9	$200.1	$305.2	$1,481.7	$1,702.2	$3,441.8	$4,079.9	$4,923.5	$5,782.1

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at August 31, 2015 and November 30, 2014 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$536.5	$(226.0)	$(2.2)	$0.4	$43.9	$30.4	$40.9	$383.0	$423.9
Germany	310.9	(249.1)	(30.4)	—	106.4	0.4	46.0	138.2	184.2
Italy	877.4	(1,090.2)	388.1	—	—	—	—	175.3	175.3
France	367.7	(153.4)	(70.3)	—	12.3	13.9	—	170.2	170.2
Belgium	43.7	(37.7)	(5.5)	—	—	—	116.3	0.5	116.8
Netherlands	237.8	(171.4)	8.6	—	17.8	0.2	—	93.0	93.0
Hong Kong	28.6	(14.4)	(2.0)	—	—	—	78.4	12.2	90.6
Switzerland	79.6	(47.9)	—	—	31.2	13.7	3.8	76.6	80.4
Australia	57.3	(29.6)	6.0	37.4	—	0.5	1.8	71.6	73.4
Puerto Rico	58.5	—	—	2.5	—	0.6	—	61.6	61.6
Total	$2,598.0	$(2,019.7)	$292.3	$40.3	$211.6	$59.7	$287.2	$1,182.2	$1,469.4

	November 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
United Kingdom	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

As reflected above, our issuer and counterparty risk exposure to Puerto Rico was $61.6 million, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $72 billion in debt on a voluntary basis. In addition, ongoing developments in Greece have renewed concerns about its economic and financial stability. At August 31, 2015, we had no net current counterparty credit exposure to Greece, and net issuer exposure from traded securities totaled $9.2 million.

We have no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns, given that individually and collectively all countries of concern are less than 2% of Jefferies total exposure.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2015 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2015 and November 30, 2014; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015 and 2014; (iv) the Consolidated Statements of Changes in Equity for the nine months ended August 31, 2015 and the year ended November 30, 2014; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 7, 2015	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)