Form 10-K
period 2015-11-30
Jefferies Group LLC
filed 2016-01-29
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2015.
The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-K
November 30, 2015

PART IV. EXHIBTS AND SIGNATURES

Item 15. Exhibits and Financial Statement Schedules	136
Signatures	138

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I

Item 1.	Business.
Introduction
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. Our largest operating subsidiary, Jefferies LLC (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, we converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Richard Handler, our Chief Executive Officer and Chairman, is Leucadia's Chief Executive Officer and Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President. Messrs. Handler and Friedman are also Leucadia Directors. We are an SEC reporting company and retain a credit rating separate from Leucadia.
At November 30, 2015, we had approximately 3,550 employees in the Americas, Europe, Asia and the Middle East. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is (212) 284-2550 and our Internet address is jefferies.com.
The following documents and reports are available on our public website:

•	Earnings Releases and Other Public Announcements

•	Annual and interim reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K;

•	Code of Ethics;

•	Reportable waivers, if any, from our Code of Ethics by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Charter of the Audit Committee of the Board of Directors; and

•	Any amendments to the above-mentioned documents and reports.
We expect to use our website as our main form of communication of significant news. We encourage you to visit our website for additional information. In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, Jefferies Group LLC, 520 Madison Avenue, New York, NY 10022, by calling 203-708-5975 or by sending an email to info@jefferies.com.
Business Segments
We currently operate in two business segments, Capital Markets and Asset Management. Our Capital Markets reportable segment, which principally represents our entire business, consists of our securities trading and investment banking activities. The Capital Markets reportable segment provides the sales, trading and/or origination and execution effort for various equity, fixed income, futures, foreign exchange and advisory products and services. The Asset Management segment includes asset management activities and related services.

Financial information regarding our reportable business segments at November 30, 2015, November 30, 2014 and November 30, 2013 is set forth in Note 22, Segment Reporting, in this Annual Report on Form 10-K.
Our Businesses
Capital Markets

Our Capital Markets segment focuses on Equities, Fixed Income and Investment Banking. We primarily serve institutional investors, corporations and government entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equities
Equities Research, Sales and Trading

We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. Our main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,000 companies around the world and a further nearly 700 companies are covered by eight leading local firms in Asia Pacific with whom we maintain alliances.
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
Fixed Income
Fixed Income Sales and Trading

We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, high yield and distressed securities, emerging markets debt and derivative products. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe and trades a broad spectrum of other European government bonds. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.

Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income desk analysts provide ideas and analysis across a variety of fixed income products.

Futures and Foreign Exchange

In April 2015 we entered into a definitive agreement to transfer most of our futures activities to Société Générale S.A. That transaction closed in the second quarter of 2015. As of the end of 2015, our futures business consists solely of executing certain customer and proprietary futures orders.

We also offer trade execution in foreign exchange spot, forward, swap and option contracts across major currencies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking

We provide our clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Our services are enhanced by our industry sector expertise, our global distribution capabilities and our senior level commitment to our clients.

Approximately 750 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our sector coverage groups include Consumer & Retailing; Financial Institutions; Industrials; Healthcare; Energy; Real Estate, Gaming & Lodging; Media & Telecommunications; Technology; Financial Sponsors and State & Local Governments. Our product coverage groups include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization and U.K. corporate broking. Our geographic coverage groups include coverage teams based in major cities in the United States, Canada, Brazil, United Kingdom, France, Germany, Sweden, India, United Arab Emirates, China and Singapore.

Equity Capital Markets

We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities transactions.

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
Asset Management

We provide investment management services to pension funds, insurance companies and other institutional investors. Our primary asset management programs are strategic investment, special situation and global macro strategies. We partner with Leucadia’s asset management business in providing asset management services.

Our strategic investment programs are systematic, multi-strategy, multi-asset class programs with the objective of generating a steady stream of absolute returns irrespective of the direction of major market indices or phase of the economic cycle. These strategies are provided through both long-short equity private funds and separately managed accounts. Our special situation programs consist of managed account and hedge fund offerings that employ event driven strategies evaluating corporate events, including mergers and restructuring for investment opportunities.

Our global macro programs consist of managed account and hedge fund offerings and are designed to profit from deep-rooted global macroeconomic trends.

Leucadia has made investments in certain managed accounts and funds managed by these programs and, accordingly, a portion of the net results are allocated to Leucadia.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our tenacity and commitment to serve our clients.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, self-regulatory organizations, principally Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”), are actively involved in the regulation of financial services businesses. The SEC, CFTC and self-regulatory organizations conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants (“FCMs”) and swap dealers. The applicable self-regulatory authority for Jefferies’ activities as a broker-dealer is FINRA, and the applicable self-regulatory authority for Jefferies’ FCM activities is the National Futures Association (“NFA”). Financial services businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

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
U.S. registered FCMs are subject to the CFTC’s minimum financial requirements for futures commission merchants and introducing brokers. Jefferies Group LLC is not a registered FCM or a registered Introducing Broker, and is therefore not subject to the CFTC’s minimum financial requirements; however, Jefferies is registered as an FCM and is therefore subject to the minimum financial requirements. Under the minimum financial requirements, an FCM must maintain adjusted net capital equal to or in excess of the greater of (A) $1,000,000 or (B) the FCM’s risk-based capital requirements totaling (1) eight percent of the total risk margin requirement for positions carried by the FCM in customer accounts, plus (2) eight percent of the total risk margin requirement for positions carried by the FCM in noncustomer accounts. An FCM’s ability to make capital and certain other distributions is subject to the rules and regulations of various exchanges, clearing organizations and other regulatory agencies which may have capital requirements that are greater than the CFTC’s. Jefferies, as a dually registered broker-dealer and FCM, is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements.
During October 2015, Jefferies ceased being a full-service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds. While Jefferies may execute certain customer orders, it no longer clears such transactions.

Our subsidiaries that are registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once they become final. For additional information see Item 1A. Risk Factors - “Recent legislation and new and pending regulation may significantly affect our business.”

JEFFERIES GROUP LLC AND SUBSIDIARIES

See Net Capital within Item 7. Management’s Discussion and Analysis and Note 21, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., our subsidiaries are subject to extensive regulations promulgated and enforced by, among other regulatory bodies, the U.K. Financial Conduct Authority, the Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors - “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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
Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps and parties that deal in such swaps and security-based swaps. Three of our subsidiaries as registered as swap dealers with the CFTC and are members of the NFA. We may also register one or more subsidiaries as security-based swap dealers with the SEC. The new laws and regulations subject certain swaps and security-based swaps to clearing and exchange trading requirements and subject swap dealers and security-based swap dealers to significant new burdens, including (i) capital and margin requirements, (ii) reporting, recordkeeping and internal business conduct requirements, (iii) external business conduct requirements in dealings with swap counterparties (which are particularly onerous when the counterparty is a special entity such as a federal, state, or municipal entity, an ERISA plan, a government employee benefit plan or an endowment), and (iv) large trader position reporting and certain position limit requirements. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased capital and margin requirements on our registered entities and require additional operational and compliance costs and resources that will likely affect our business.
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
The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in securities and derivatives trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to,

JEFFERIES GROUP LLC AND SUBSIDIARIES

sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.

Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, or regulations and such investigations and similar reviews will not result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the U.S., is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to registered trade repositories. EMIR is being introduced in phases in the U.K., with implementation of additional requirements expected through 2019. The EU finalized the Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive, both of which are expected to become effective in January 2018. These give effect to the G-20 commitments, including new market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The European Commission’s changes to the Capital Requirements Directive (“CRD”) comprising CRD IV and the Capital Requirements Regulation (“CRR”) became effective January 1, 2014 implementing Basel III in the UK and imposing higher requirements around capital quality and liquidity monitoring. The EU is also currently considering or executing upon significant revisions to law covering: resolution of banks, investment firms and market infrastructure; administration of financial benchmarks; credit rating activities; anti-money-laundering controls; data security and privacy; remuneration principles and proportionality; disclosures under the Basel regime aiming to increase market transparency and consistency; and corporate governance in financial firms.

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

•
Limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

We may incur losses if our risk management is not effective.
We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our exposure to acceptable levels as we conduct our business. We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity. Our framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, value-at-risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital, and performance analysis. While we employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.

As a holding company, we are dependent for liquidity from payments from our subsidiaries, many of which are subject to restrictions.
As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer subsidiaries, are subject to regulation that restrict dividend payments or reduce the availability of the flow of funds from those subsidiaries to us. In addition, our broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Certain of our financial and other data processing systems rely on access to and the functionality of operating systems maintained by third parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and devote significant resources to maintaining and upgrading our systems and networks with measures such as intrusion and detection prevention systems, monitoring firewall to safeguard critical business applications and supervising third party providers that have access to our systems, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, we and our third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt of degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Certain business initiatives, including expansions of existing businesses, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.
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
We maintain offices in over 30 cities throughout the world including, in the United States, New York, Charlotte, Chicago, Boston, Houston, Los Angeles, San Francisco, Stamford, and Jersey City, and internationally, London, Frankfurt, Milan, Paris, Zurich,

JEFFERIES GROUP LLC AND SUBSIDIARIES

Dubai, Hong Kong, Singapore, Tokyo and Mumbai. In addition, we maintain backup data center facilities with redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which management believes is adequate for our business.

Item 3.	Legal Proceedings.
Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any pending matter will have a material adverse effect on our financial condition.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the Leucadia Transaction, our common stock was traded on the NYSE under the symbol JEF. On March 1, 2013, all of our outstanding common shares were exchanged for shares of Leucadia, our common stock was delisted and there is no longer a public trading market for our common stock. Our ability to pay distributions to Leucadia is subject to the restrictions set forth in the governing provisions of the Delaware Limited Liability Company Act. We do not currently anticipate making distributions.
Dividends per Common Share (declared) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015	N/A	N/A	N/A	N/A
2014	N/A	N/A	N/A	N/A
2013	$0.075	N/A	N/A	N/A

Item 6.	Selected Financial Data.
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
Consolidated Results of Operations
On March 1, 2013, Jefferies Group, Inc. converted into a limited liability company (renamed Jefferies Group LLC) and became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) pursuant to an agreement with Leucadia (the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a common share of Leucadia

JEFFERIES GROUP LLC AND SUBSIDIARIES

(the “Exchange Ratio”). Jefferies Group LLC operates as a full-service investment banking firm and as the holding company to its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is an SEC reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia. (See Note 1, Organization and Basis of Presentation in our consolidated financial statements for further information.)

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have presented the historical financial results in the tables that follow for the periods before and after the Leucadia Transaction. The period prior to March 1, 2013 is referred to as the Predecessor period, while periods after March 1, 2013 are referred to as Successor periods to reflect the fact that under U.S. generally accepted accounting principles (“U.S. GAAP”) Leucadia’s cost of acquiring Jefferies Group LLC has been pushed down to create a new accounting basis for Jefferies Group LLC. The Predecessor and Successor periods have been separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. Our financial results of operations are discussed separately for the following periods (i) the year ended November 30, 2015 and the year ended November 30, 2014 and the nine months ended November 30, 2013 (the “Successor periods”) and (ii) the three months ended February 28, 2013 (the “Predecessor period”) The following table provides an overview of our consolidated results of operations (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015 (1)	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Net revenues, less interest on mandatorily redeemable preferred interests	$2,475,241	$2,990,138	$2,137,313	$807,583
Non-interest expenses	2,361,014	2,687,117	1,873,018	668,096
Earnings before income taxes	114,227	303,021	264,295	139,487
Income tax expense	18,898	142,061	94,686	48,645
Net earnings	95,329	160,960	169,609	90,842
Net earnings to noncontrolling interests	1,795	3,400	8,418	10,704
Net earnings attributable to Jefferies Group LLC / common stockholders	93,534	157,560	161,191	80,138
Effective tax rate	16.5%	46.9%	35.8%	34.9%

(1) Our results of operations for the year ended November 30, 2015 as reported in this Annual Report on Form 10-K differ from the results of operations as presented in our Current Report on Form 8-K, dated December 15, 2015 to reflect post-closing adjustments for inventory valuations, increases in legal reserves and accruals of certain expenses. The net impact of these adjustments was to decrease Net earnings attributable to Jefferies Group LLC for the reported period from that previously disclosed by $4.5 million. As a result of these adjustments, Total net revenues decreased by $9,000 from $2,475.250 million to $2,475.241 million and Total Non-interest expenses increased by $7.6 million from $2,353.5 million to $2,361.0 million. The tax effect of these adjustments was to decrease income tax expense by $3.0 million from $21.9 million to $18.9 million.
Executive Summary

Year Ended November 30, 2015

Net revenues, less interest on mandatorily redeemable preferred interests for the year ended November 30, 2015 were $2,475.2 million, primarily reflecting challenging market conditions in fixed income throughout the year, partially offset by increased revenues in equities. Almost all our fixed income credit businesses were impacted by lower levels of liquidity due to the expectations of interest rate increases by the Federal Reserve and deterioration in the global energy and distressed markets. There were a number of periods of extreme volatility, which were followed by periods of low trading volume. The results for the year ended November 30, 2015 reflect within Net revenues positive income of $100.2 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction. Results in the year ended November 30, 2015 also include a net gain of $49.1 million from our investment in KCG Holdings, Inc. (“KCG”).

Non-interest expenses were $2,361.0 million for the year ended November 30, 2015 and include Compensation and benefits expense of $1,467.1 million recognized commensurate with the level of net revenues for the year. Compensation and benefits expenses as a percentage of Net revenues was 59.3% for the year ended November 30, 2015. Non-interest expenses include $4.1

JEFFERIES GROUP LLC AND SUBSIDIARIES

million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $14.8 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $13.3 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.

On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache (also referred to as Futures) business to Société Générale S.A. At November 30, 2015, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015. We expect to incur additional restructuring and exit costs in fiscal 2016 in connection with our exit activities.

Total non-interest expenses, since the agreement on April 9, 2015, include costs of $73.1 million, on a pre-tax basis, related to our exit of the Bache business. The after-tax impact of these costs is $52.6 million. These costs consist primarily of severance, retention and benefit payments for employees, incremental amortization of outstanding restricted stock and cash awards, contract termination costs and incremental amortization expense of capitalized software expected to no longer be used subsequent to the wind-down of the business. Net revenues from this business activity for the year ended November 30, 2015, which are included within our fixed income results, were $80.2 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the year ended November 30, 2015 were $214.8 million. For further information, refer to Note 24, Exit Costs in our consolidated financial statements.

At November 30, 2015, we had 3,557 employees globally, a decrease of 358 employees from our headcount at November 30, 2014 of 3,915. Since November 30, 2014, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our investment banking, equities and asset management businesses.

Year Ended November 30, 2014
Net revenues for the year ended November 30, 2014 were $2,990.1 million, reflecting record revenues in investment banking, partially offset by lower revenues in fixed income due to challenging market conditions during portions of the year. The results reflected the continued tapering of the U.S. Federal reserve monetary stimulus and global economic pressures, as well as the challenging credit markets, specifically the high yield bond and distressed markets in the fourth quarter of 2014. In addition, our Jefferies Bache business experienced various challenges with respect to its profitability. The results for the year ended November 30, 2014 reflect within Net revenues positive income of $100.6 million from the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and a loss of $14.7 million from our investment in KCG and a gain of $19.9 from our investment in Harbinger Group Inc. (“HRG”), the latter of which we sold to Leucadia in March 2014.
Non-interest expenses were $2,687.1 million for the year ended November 30, 2014 and include Compensation and benefits expense of $1,698.5 million recognized commensurate with the level of net revenues for the year. Compensation and benefits expenses as a percentage of Net revenues was 56.8% for the year ended November 30, 2014. Non-interest expenses include goodwill impairment losses of $54.0 million and impairment losses of $7.8 million on certain intangible assets related to our Jefferies Bache and International Asset Management businesses. In addition, Non-interest expenses include $7.7 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $14.2 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $14.4 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction.

Net revenues from the Bache business activity for the year ended November 30, 2014, which are included within our fixed income results, were $202.8 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the year ended November 30, 2014 were $348.2 million. For further information, refer to Note 24, Exit Costs in our consolidated financial statements.
At November 30, 2014, we had 3,915 employees globally, an increase of 118 employees from our headcount of 3,797 at November 30, 2013.
Nine Months Ended November 30, 2013
Net revenues, less mandatorily redeemable preferred interests, for the nine months ended November 30, 2013 were $2,137.3 million reflecting a challenging environment for our fixed income businesses during portions of the period, partially offset by strong results in equities and investment banking. The results for the nine month period reflect within Net revenues positive income

JEFFERIES GROUP LLC AND SUBSIDIARIES

of $73.8 million, representing the amortization of premiums arising from recognizing our long-term debt at fair value as part of the pushdown accounting for the Leucadia Transaction and gains of $89.3 million in aggregate from our investments in KCG and HRG.

Non-interest expenses were $1,873.0 million for the nine months ended November 30, 2013 and include Compensation and benefits expense of $1,213.9 million recognized commensurate with the level of Net revenues for the nine month period. Compensation and benefits expenses as a percentage of Net revenues was 56.7% for the nine months ended November 30, 2013. Non-interest expense also includes approximately $50.0 million in merger related costs associated with the closing of the Leucadia Transaction. These costs are comprised of $11.6 million in transaction-related investment banking, legal and filing fees, $6.3 million in additional lease expense related to recognizing existing leases at their current market value, incremental amortization expense of $21.1 million associated with intangible assets and internally developed software recognized at the Leucadia Transaction date, and $11.0 million of additional amortization expense related to the write-up of the cost of outstanding share-based awards, which had future service requirements at the transaction date. In addition, occupancy and equipment includes an $8.7 million charge associated with our relocating certain staff and abandoning certain London office space recognized during the nine month period.

Net revenues from the Bache business activity for the nine months ended November 30, 2013, which are included within our fixed income results, were $158.4 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the year ended November 30, 2014 were $193.4 million. For further information, refer to Note 24, Exit Costs in our consolidated financial statements.
At November 30, 2013, we had 3,797 employees globally, slightly below our headcount at November 30, 2012.

Three Months Ended February 28, 2013
Net revenues, less mandatorily redeemable preferred interests, for the three months ended February 28, 2013 were $807.6 million, which include strong investment banking revenues, particularly in debt and equity capital markets, and a gain of $26.5 million on our then share ownership in KCG. Non-interest expenses of $668.1 million for the three months ended February 28, 2013 reflect compensation expense consistent with the level of net revenues and professional service costs associated with the Leucadia Transaction. Compensation costs as a percentage of Net revenues for the three months ended February 28, 2013 were 57.9%.

Net revenues from the Bache business activity for the three months ended February 28, 2013, which are included within our fixed income results, were $56.1 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the year ended November 30, 2014 were $65.8 million. For further information, refer to Note 24, Exit Costs in our consolidated financial statements.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (amounts in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Successor						Predecessor
	Year Ended November 30, 2015 (1)		Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$757,447	30.7%	$696,221	23.3%	$582,355	27.4%	$167,354	20.4%
Fixed income	270,772	10.9	747,596	25.0	504,092	23.5	352,029	43.0
Total sales and trading	1,028,219	41.6	1,443,817	48.3	1,086,447	50.9	519,383	63.4
Other	—	—	—	—	4,624	0.2	—	—
Equity	408,474	16.5	339,683	11.4	228,394	10.7	61,380	7.5
Debt	398,179	16.1	627,536	21.0	415,932	19.4	140,672	17.2
Capital markets	806,653	32.6	967,219	32.4	644,326	30.1	202,052	24.7
Advisory	632,354	25.5	562,055	18.8	369,191	17.2	86,226	10.5
Total investment banking	1,439,007	58.1	1,529,274	51.2	1,013,517	47.3	288,278	35.2
Asset management fees and investment income (loss) from managed funds:
Asset management fees	31,819	1.3	26,682	0.9	26,473	1.2	11,083	1.4
Investment income (loss) from managed funds	(23,804)	(1.0)	(9,635)	(0.4)	9,620	0.4	(200)	—
Total	8,015	0.3	17,047	0.5	36,093	1.6	10,883	1.4
Net revenues	2,475,241	100.0%	2,990,138	100.0%	2,140,681	100.0%	818,544	100.0%
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—		—		3,368		10,961
Net revenues, less interest on mandatorily redeemable preferred interests	$2,475,241		$2,990,138		$2,137,313		$807,583

(1) Equities revenues and Fixed income revenues for the year ended November 30, 2015 as reported in this Annual Report on Form 10-K differ from the results of operations as presented in our Current Report on Form 10-K, dated December 15, 2015 to reflect post-closing adjustments for inventory valuations. The net impact of the adjustments was to reduce Equities revenues by $1.0 million and increase Fixed income revenues by $1.0 million.
Net Revenues

Year Ended November 30, 2015

Net revenues for the year ended November 30, 2015 were $2,475.2 million, primarily reflecting lower fixed income revenues due to challenging market conditions and global economic pressures, partially offset by higher revenues in equities. Investment banking revenues for the year ended November 30, 2015 were $1,439.0 million, reflecting record equity capital markets and advisory revenues, partially offset by lower debt capital markets revenue. Overall, capital markets revenues were $806.7 million, primarily due to lower transaction volume in the leveraged finance and energy debt capital markets. Fixed income revenues for the year ended November 30, 2015 were $270.8 million primarily driven by lower trading volumes and mark to market losses in distressed trading, as a result of lower levels of liquidity due to the future expectations of Federal Reserve rate increases and the deterioration of the global energy markets. The wind-down of our Bache business also contributed to the lower fixed income revenues. Results in the year ended November 30, 2015 reflect revenues in our equities business of $757.4 million. Results in the year ended November 30, 2015 also include a net gain of $49.1 million from our investment in KCG. Net revenues from our asset management business were $8.0 million for the year ended November 30, 2015, as a result of asset management fees of $31.8 million, partially offset by investment losses from managed funds of $23.8 million.
Year Ended November 30, 2014

Net revenues for the year ended November 30, 2014 were $2,990.1 million, reflecting record investment banking revenues, partially offset by lower revenues due to challenging trading environments in our fixed income business, particularly in the fourth quarter of 2014. Our core equities business performed relatively well during the year ended November 30, 2014. The 2014 results include a loss of $14.7 million from our investment in KCG and a gain of $19.9 from our investment in HRG, the latter of which we sold

JEFFERIES GROUP LLC AND SUBSIDIARIES

to Leucadia in March 2014. Asset management fee results were offset by write-downs on certain of our investments in unconsolidated funds and the exclusion of fees from our ownership interest in CoreCommodity Management, LLC (“CoreCommodity”), which we restructured on September 11, 2013.
Nine Months Ended November 30, 2013
Net revenues for the nine months ended November 30, 2013 of $2,140.7 million reflect a solid performance in our equity sales and trading business and continued strength in our investment banking platform. Our fixed income businesses experienced difficult trading conditions for a portion of the period as a result of a change in expectations for interest rates surrounding the Federal Reserve’s plans for tapering its asset purchase program. The nine months results include gains of $89.3 million in aggregate within Equities Principal transaction revenues from our investments in KCG and HRG.

Three Months Ended February 28, 2013

Net revenues for the three months ended February 28, 2013 were $818.5 million as a result of improved overall market activity, with all of our business lines demonstrating strong results. Within Equities revenues, Net revenues include Principal transaction revenues of $26.5 million from unrealized gains related to our investment in KCG during the quarter.
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

Year Ended November 30, 2015

Total equities revenue was $757.4 million for the year ended November 30, 2015. Results in the year ended November 30, 2015 include a net gain of $49.1 million from our investment in KCG. Also included within interest expense allocated to our equities business is positive income of $48.9 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction

U.S. equity market conditions were characterized by instability in stock prices and moderate economic growth. In the equity markets, the NASDAQ Composite Index increased 6.6% and the S&P 500 Index increased 0.6%, while the Dow Jones Industrial Average decreased by 0.6% during the fiscal year. In Europe and Asia, the recovery remains gradual and economic developments vary across regions. Strong revenues, as a result of increased trading volumes, from our electronic trading platform contributed to higher commissions revenues. Total equities revenue also includes higher revenues from the Asia equity cash desk and net mark-to-market gains from equity investments, as well as growth from our wealth management platform. This was partially offset by lower revenues from equity block trading results from our U.S. equity cash desk and lower commissions in our Europe equity cash desk.

Equities revenue from our Jefferies LoanCore joint venture during the year ended November 30, 2015 includes higher revenues from an increase in loan closings and securitizations by the venture over the comparable prior year period. Equities revenue from our Jefferies Finance joint venture during the year ended November 30, 2015 includes lower revenues as a result of syndicate costs associated with the sell down of commitments, as well as reserves taken on certain loans held for investment as compared with the prior year period.
Year Ended November 30, 2014
Total equities revenue was $696.2 million for the year ended November 30, 2014. Equities revenue includes losses of $14.7 million from our investment in KCG and a gain of $19.9 from our investment in HRG, as compared to gains of $116.8 million recognized

JEFFERIES GROUP LLC AND SUBSIDIARIES

primarily in the fourth quarter of fiscal 2013. Revenues also include an unrealized gain of $8.9 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. Additionally, during the first quarter of 2014, we recognized a gain of $12.2 million in connection with our investment in CoreCommodity, which was transferred to Leucadia on February 28, 2014. Also included within interest expense allocated to our equities business is positive income of $45.1 million related to the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.
For the year ended November 30, 2014, U.S. stock prices continued an overall upward trend with company earnings and economic data largely meeting expectations and the outlook for monetary policy remaining favorable. While the markets in the fourth quarter were relatively unsettled, the S&P 500 Index was up 14.5% for the fiscal year and exchange trading volumes increased generally, which contributed to increased commission revenue. Similarly, European exchange volumes grew significantly throughout the 2014 year. Additionally, the performance from our electronic trading platform and our prime brokerage business continued to increase.
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
Nine Months Ended November 30, 2013
Total equities revenue was $582.4 million for the nine months ended November 30, 2013. Equities revenue includes within Principal transaction revenues a gain of $19.5 million on our investment in KCG, a gain of $69.8 million from our investment in HRG and an unrealized gain of $6.9 million from marking to market the option on Leucadia shares embedded in our 3.875% Senior Convertible Debentures. In addition, included within Interest expense is positive income of $33.7 million from the allocation to our equities business of a portion of the amortization of premiums arising from the adjustment of our long-term debt to fair value as part of accounting for the Leucadia Transaction.
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
In Europe, liquidity returned to the market as the European Central Bank convinced investors that it would not allow the Eurozone to break up aiding results to both our cash and option desks, although the results are still impacted by relatively low trading volumes given the region’s fragile economy. Additionally, Asian equity commissions are stronger, particularly in Japan with new monetary policies increasing trading volumes on the Nikkei Exchange.
Our Securities Finance desk also contributed solidly to Equities revenue for the period and the performance of certain strategic investment strategies were strong. Revenue from our sales and trading of convertible securities for the nine months are reflective of increased market share as we have expanded our team in this business. Net earnings from our Jefferies Finance and Jefferies LoanCore joint ventures reflect a solid level of securitization deals and loan closings during the 2013 nine month period.
Three Months Ended February 28, 2013
Total equities revenue was $167.4 million for the three months ended February 28, 2013 and includes within Principal transaction revenues an unrealized gain of $26.5 million recognized on our investment in KCG. While U.S. equity markets posted gains during our first quarter, with the S&P index up 7%, investors remained cautious as evidenced by declining volumes. Although market

JEFFERIES GROUP LLC AND SUBSIDIARIES

volumes declined, our equity trading desks experienced ample client trading volumes. For the three months ended February 28, 2013, performance from certain strategic investments benefited from the increase in the overall stock markets and other positioning.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Year Ended November 30, 2015

Total fixed income revenue was $270.8 million for the year ended November 30, 2015. The lower revenues were primarily due to tighter trading conditions across most core businesses and losses in our high yield distressed sales and trading business and international mortgages business, partially offset by higher revenues in our U.S. and International rates businesses, as well as our U.S. investment grade corporate credit business. Included within Interest expense for the year is positive income of $51.3 million from the allocation to our fixed income business of a portion of the amortization of premiums arising from adjusting our long-term debt to fair value as part of accounting for the Leucadia Transaction.

During the year ended November 30, 2015, the fixed income markets were impacted at various points by the expectations of and uncertainty related to interest rate increases by the Federal Reserve, deterioration in the global energy markets, the slowdown of China's economic growth, geopolitical concerns in the Middle East, the potential of a Greece default, and economic uncertainty, which led to volatility in currency markets. The uncertainty as to the timing of the interest rate increases by the Federal Reserve and extremely low rates globally drove investors to seek spread and yield primarily in more liquid investments. The higher revenues in our U.S. and International rates businesses, as well as our U.S. investment grade corporate credit business, resulted from higher transaction volumes as volatility caused attractive yields and interest in new issuances. However, that same volatility negatively impacted the municipal securities business as prices declined and the sector experienced overall net cash outflows. Most of our credit fixed income businesses were negatively impacted during the year ended November 30, 2015 by periods of extreme volatility and market conditions, as investors focused on liquidity, resulting in periods of low trading volume during the year. In addition, results in our distressed trading businesses were negatively impacted by our position in the energy sector and led to mark-to-market write-downs in our inventory and results in our emerging markets business were lower due to slower growth in the emerging markets during the year. Revenues from futures sales and trading were also lower for the year ended November 30, 2015 as we exited this business activity. Our mortgages business was also negatively impacted by market volatility as credit spreads tightened for these asset classes and expectations of future rate increases resulted in lower trading volumes and revenues.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

and transaction fees generated in connection with merger, acquisition and restructuring transactions. The following table sets forth our investment banking revenue (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Equity	$408,474	$339,683	$228,394	$61,380
Debt	398,179	627,536	415,932	140,672
Capital markets	806,653	967,219	644,326	202,052
Advisory	632,354	562,055	369,191	86,226
Total	$1,439,007	$1,529,274	$1,013,517	$288,278

Year Ended November 30, 2015

Total investment banking revenue was $1,439.0 million for the year ended November 30, 2015, reflecting lower debt capital market revenues, partially offset by record equity capital markets and advisory revenues. Overall, capital markets revenues of $806.7 million in the year ended November 30, 2015 were lower primarily due to significantly lower transaction volume in the leveraged finance market. Record advisory revenues of $632.4 million for the year ended November 30, 2015 were primarily due to higher transaction volume.

From equity and debt capital raising activities, we generated $408.5 million and $398.2 million in revenues, respectively. During the year ended November 30, 2015, we completed 1,003 public and private debt financings that raised $199.8 billion in aggregate and we completed 191 public equity and convertible offerings that raised $53.9 billion (176 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $632.4 million, including revenues from 158 merger and acquisition transactions and 13 restructuring and recapitalization transactions with an aggregate transaction value of $141.0 billion.
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
Investment banking revenues were a record $1,529.3 million for the year ended November 30, 2014. From equity and debt capital raising activities, we generated $339.7 million and $627.5 million in revenues, respectively. During the year ended November 30, 2014, we completed 1,109 public and private debt financings that raised $250.0 billion and we completed 193 public equity and convertible offerings that raised $66.0 billion (159 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $562.1 million, including revenues from 132 merger and acquisition transactions and 12 restructuring and recapitalization transactions with an aggregate transaction value of $176.0 billion.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2013
For the three months ended February 28, 2013, investment banking revenue was $288.3 million, including advisory revenues of $86.2 million and $202.1 million in revenues from capital market activities. Debt capital markets revenue were $140.7 million, driven by a high number of debt capital market transactions as companies took advantage of lower borrowing costs and more favorable economic and market conditions. During the three months ended February 28, 2013, we completed 121 public and private debt financings that raised a total of $42.0 billion. Equity capital markets revenue totaled $61.4 million, completing 30 public equity financings that raised $10.0 billion (25 of which we acted as sole or joint bookrunner). Reflective of a subdued mergers and acquisition deal environment, despite improving fundamentals, for the three months ended February 28, 2013, advisory revenue totaled $86.2 million. During the three months ended February 28, 2013, we served as financial advisor on 31 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of approximately $21.0 billion.

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

The following summarizes the results of our Asset Management businesses by asset class (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014 (1)	Nine Months Ended November 30, 2013 (1)	Three Months Ended February 28, 2013 (1)
Asset management fees:
Fixed income	$4,090	$6,087	$3,932	$1,154
Equities	4,875	9,212	4,262	1,510
Multi-asset	20,173	8,863	2,652	1,496
Convertibles	2,681	2,520	3,602	665
Commodities	—	—	12,025	6,258
Total asset management fees	31,819	26,682	26,473	11,083
Investment income (loss) from managed funds	(23,804)	(9,635)	9,620	(200)
Total	$8,015	$17,047	$36,093	$10,883

(1)
Prior period amounts have been recast to conform to the current year’s presentation due to the presentation of the multi-asset asset class. Previously, these fees have been classified within the equities asset class. We have also concluded that certain fees previously reported within the convertibles asset class are better aligned within the equities asset class. The total amount of asset management fees remains unchanged in the prior periods.

As a result of deconsolidation of certain strategic investment entities during the first quarter of 2014, results above attributed to Multi-asset include asset management fees from these entities. Fixed income asset management fees represent ongoing

JEFFERIES GROUP LLC AND SUBSIDIARIES

consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Investment income (loss) from managed funds primarily comprise net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	November 30, 2015	November 30, 2014 (1)
Assets under management (2):
Equities	$18	$—
Multi-asset	688	483
Convertibles (3)	—	225
Total	$706	$708

(1)
Prior period amounts have been recast to conform to the current year’s presentation due to the inclusion of the multi-asset asset class. Previously, these assets under management have been classified within the equities asset class. The total amount of assets under management remains unchanged in the prior periods.

(2)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

(3)	Our investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds, is in liquidation at November 30, 2015.

Non-interest Expenses
Non-interest expenses were as follows (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Compensation and benefits	$1,467,131	$1,698,530	$1,213,908	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	199,780	215,329	150,774	46,155
Technology and communications	313,044	268,212	193,683	59,878
Occupancy and equipment rental	101,138	107,767	86,701	24,309
Business development	105,963	106,984	63,115	24,927
Professional services	103,972	109,601	72,802	24,135
Bad debt provision	(396)	55,355	179	1,945
Goodwill impairment	—	54,000	—	—
Other	70,382	71,339	91,856	12,530
Total non-compensation expenses	893,883	988,587	659,110	193,879
Total non-interest expenses	$2,361,014	$2,687,117	$1,873,018	$668,096
Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards, historical annual share-based compensation awards and the amortization of certain annual and non-annual share-based and cash compensation awards to employees. Historical share-based awards and a portion of cash awards granted to employees as part of year end compensation contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for such awards granted at year end as part of annual compensation is fully recorded in the year of the award. Separately, a portion of cash awards granted to employees as part

JEFFERIES GROUP LLC AND SUBSIDIARIES

of year end compensation which are subject to ratable vesting terms with service requirements. Accordingly, the compensation expense for this portion of awards granted at year end as part of annual compensation is recognized in each period over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods.
Refer to Note 16, Compensation Plans, for further details on compensation and benefits.
Year Ended November 30, 2015
Compensation and benefits expense for the year ended November 30, 2015 was $1,467.1 million, which is 59.3% as a percentage of Net revenues. Amortization expense of $307.1 million related to share- and cash-based awards is included within 2015 compensation cost, as well as additional amortization expense of $13.3 million related to the write-up of the cost of outstanding share-based awards, which had remaining future service requirements at the date of the Leucadia Transaction. Employee headcount was 3,557 at November 30, 2015. Since November 30, 2014, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our investment banking, equities and asset management businesses.
Compensation and benefits expense directly related to our Bache business was $87.7 million for the year ended November 30, 2015. Included within compensation and benefits expense for the Bache business for the year ended November 30, 2015 are severance, retention and related benefits costs of $38.2 million incurred as part of decisions surrounding the exit of this business.
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
Compensation and benefits expense directly related to our Bache business was $98.6 million for the year ended November 30, 2014.
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
Compensation and benefits expense directly related to our Bache business was $87.1 million and $30.3 million for the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.

Non-Compensation Expenses

Year Ended November 30, 2015
Non-compensation expenses were $893.9 million for the year ended November 30, 2015, equating to 36.1% of Net revenues. Technology and communications expenses includes costs associated with the development of the various trading systems and projects associated with corporate support infrastructure, as well as accelerated amortization expense of $19.7 million related to capitalized software and $11.2 million in contract termination costs related to our Jefferies Bache business. Floor brokerage and clearing expenses for the year are reflective of the exit of the Bache business, partially offset by higher trading volumes in our equities trading businesses. Business development costs reflect our continued efforts to continue to build market share. We continue

JEFFERIES GROUP LLC AND SUBSIDIARIES

to incur legal and consulting fees as part of implementing various regulatory requirements, which is recognized in Professional services expense. Non-compensation expenses associated directly with the activities of the Bache business were $127.2 million for the year ended November 30, 2015. During the year ended November 30, 2015, we incurred professional services costs of approximately $2.5 million in connection with our actions related to exiting the Bache business. During the year ended November 30, 2015, we also released $4.4 million in reserves related to the resolution of bankruptcy claims against Lehman Brothers Holdings, Inc., which is presented within Bad debt expenses.

Year Ended November 30, 2014
Non-compensation expenses were $988.6 million for the year ended November 30, 2014, equating to 33.1% of Net revenues. Non-compensation expenses include a goodwill impairment loss of $51.9 million related to our Jefferies Bache business, which constitutes our global futures sales and trading operations. In addition, a goodwill impairment loss of $2.1 million was recognized for the period related to our International Asset Management business. Additionally, approximately $7.6 million in impairment losses were recognized related to customer relationship intangible assets within our Jefferies Bache and International Asset Management businesses, which is presented within Other expenses. Non-compensation expenses associated directly with the activities of the Bache business were $249.6 million for the year ended November 30, 2014.
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
Nine Months Ended November 30, 2013
Non-compensation expenses were $659.1 million for the nine months ended November 30, 2013, equating to 30.8% of Net revenues. Non-compensation expenses include approximately $21.1 million in incremental amortization expense associated with fair value adjustments to identifiable tangible and intangible assets recognized as part of acquisition accounting reported within Technology and communications expense and Other expense, $6.3 million in additional lease expense related to recognizing existing leases at their current market value in Occupancy and equipment rental expense and $11.6 million in Leucadia Transaction-related investment banking filing fees recognized in Professional services expense. Additionally, during the nine month period an $8.7 million charge was recognized in Occupancy and equipment rental expense due to vacating certain office space in London. Other expenses for the nine months ended November 30, 2013 include $38.4 million in litigation expenses, which includes litigation costs related to the final judgment on our last outstanding auction rate securities legal matter and to agreements reached in principle with the relevant authorities pertaining to an investigation of purchases and sales of mortgage-backed securities. Non-compensation expenses associated directly with the activities of the Bache business were $106.3 million for the nine months ended November 30, 2013.

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
Three Months Ended February 28, 2013
Non-compensation expenses were $193.9 million for the three months ended February 28, 2013, or 23.7% of Net revenues. Floor brokerage and clearing expense for the 2013 first quarter is commensurate with equity, fixed income and futures trading volumes for the quarter. Occupancy and equipment expense for the period includes costs associated with taking on additional space at our global head office in New York offset by a reduction in integration costs for technology and communications as significant system migrations for Jefferies Bache have been completed. Professional services expense includes legal and consulting fees of $2.1 million related to the Leucadia Transaction and business and development expense contains costs incurred in connection with our efforts to build out our market share. Non-compensation expenses associated directly with the activities of the Bache business were $35.4 million for the three months ended February 28, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Income Taxes
For the year ended November 30, 2015, the provision for income taxes was $18.9 million equating to an effective tax rate of 16.5%. For the year ended November 30, 2014, the provision for income taxes was $142.1 million equating to an effective tax rate of 46.9%. For the nine months ended November 30, 2013 and the three months ended February 28, 2013 the provision for income taxes was $94.7 million and $48.6 million, respectively, equating to an effective tax rate of 35.8% and 34.9%, respectively. The change in the effective tax rate during the year ended November 30, 2015 as compared with the prior year is primarily due to net tax benefits related to the resolution of state income tax examinations and statute expirations during the current year, a change in the geographical mix of earnings and the impact of the goodwill impairment charge that was non-deductible in the prior year period.
Earnings per Common Share
Diluted net earnings per common share was $0.35 for the three months ended February 28, 2013 on 217,844,000 shares. Earnings per share data is not provided for periods subsequent to February 28, 2013, coinciding with the date we became a limited liability company and wholly-owned subsidiary of Leucadia. (See Note 18, Earnings per Share, in our consolidated financial statements for further information regarding the calculation of earnings per common share.)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased (in thousands):

	November 30, 2015		November 30, 2014
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,027,989	$1,418,933	$2,426,242	$1,985,864
Corporate debt securities	2,893,041	1,556,941	3,365,042	1,612,217
Government, federal agency and other sovereign obligations	5,792,233	2,831,117	6,125,901	4,044,140
Mortgage- and asset-backed securities	4,166,362	117	4,526,366	4,557
Loans and other receivables	1,312,333	769,408	1,556,018	870,975
Derivatives	251,080	208,548	406,268	363,515
Investments at fair value	116,078	—	168,541	—
Physical commodities	—	—	62,234	—
	$16,559,116	$6,785,064	$18,636,612	$8,881,268
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. (See Note 2, Summary of Significant Accounting Policies, and Note 5, Fair Value Disclosures, in our consolidated financial statements for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Loans and other receivables	$189,289	$97,258	$10,469	$14,450
Residential mortgage-backed securities	70,263	82,557	—	—
Collateralized debt obligations (1)	85,092	124,650	—	—
Investments at fair value (2)	53,120	53,224	—	—
Corporate equity securities	40,906	20,964	38	38
Corporate debt securities (1)	25,876	22,766	—	223
Other asset-backed securities	42,925	2,294	—	—
Derivatives	19,785	54,190	19,543	49,552
Commercial mortgage-backed securities	14,326	26,655	—	—
Sovereign obligations	120	—	—	—
Total Level 3 financial instruments (2)	$541,702	$484,558	$30,050	$64,263
Total Level 3 financial instruments as a percentage of total financial instruments (2)	3.3%	2.6%	0.4%	0.7%

(1)
Level 3 Collateralized debt obligations at November 30, 2014 increased by $33.2 million with a corresponding decrease in Level 3 Corporate debt securities from those previously reported to correct for the classification of certain positions. The total amount of Level 3 assets remained unchanged.

(2)
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 5, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

While our Financial instruments sold, not yet purchased, which are included within liabilities in our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $0.5 million and $30.8 million at November 30, 2015 and November 30, 2014, respectively, and the conversion option to Leucadia shares embedded in our 3.875% Convertible Senior debenture of approximately $0.0 and $0.7 million reported within Long-term debt at November 30, 2015 and November 30, 2014, respectively.

The following table reflects activity with respect to our Level 3 assets and net liabilities (in millions):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Assets:
Transfers from Level 3 to Level 2 (1)	$85.8	$54.6	$55.9	$112.7
Transfers from Level 2 to Level 3 (1)	236.7	139.0	82.4	100.5
Net gains (losses) (1)	(34.3)	(28.6)	(3.4)	13.2
Net Liabilities:
Transfers from Level 3 to Level 2	$52.3	$4.4	$0.1	$0.7
Transfers from Level 2 to Level 3	1.1	—	—	—
Net gains (losses)	8.3	(6.0)	1.1	(2.7)

(1)
In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 5, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

JEFFERIES GROUP LLC AND SUBSIDIARIES

For additional discussion on transfers of assets and liabilities among the fair value hierarchy levels, see Note 5, Fair Value Disclosures, in our consolidated financial statements.
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
Goodwill
At November 30, 2015, goodwill recorded on our Consolidated Statement of Financial Condition is $1,656.6 million (4.3% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 11, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value.
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

Our annual goodwill impairment testing at August 1, 2015 did not indicate any goodwill impairment in any of our reporting units. The carrying values of goodwill by reporting unit at November 30, 2015 are as follows: $568.7 million in Investment Banking, $161.5 million in Equities and Wealth Management, $923.4 million in Fixed Income and $3.0 million in Strategic Investments.

The results of our assessment indicated that our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our Fixed Income reporting unit is sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty given current economic conditions and results. Changes in global economic growth, fixed income market liquidity and destabilization in the commodity markets, among other factors, may adversely impact our fixed income business relative to our forecast which could cause a decline in the estimated fair value of the Fixed Income reporting unit and a resulting impairment of a portion of our goodwill.
Refer to Note 11, Goodwill and Other Intangible Assets, for further details on goodwill.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The following table provides detail on key balance sheet asset and liability line items (in millions):

	November 30, 2015	November 30, 2014	% Change
Total assets	$38,565.1	$44,517.6	(13.4)%
Cash and cash equivalents	3,510.2	4,080.0	(14.0)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751.1	3,444.7	(78.2)%
Financial instruments owned	16,559.1	18,636.6	(11.1)%
Financial instruments sold, not yet purchased	6,785.1	8,881.3	(23.6)%
Total Level 3 assets (1)	541.7	484.6	11.8%

Securities borrowed	$6,975.1	$6,853.1	1.8%
Securities purchased under agreements to resell	3,857.3	3,926.9	(1.8)%
Total securities borrowed and securities purchased under agreements to resell	$10,832.4	$10,780.0	0.5%

Securities loaned	$2,979.3	$2,598.5	14.7%
Securities sold under agreements to repurchase	10,004.4	10,672.2	(6.3)%
Total securities loaned and securities sold under agreements to repurchase	$12,983.7	$13,270.7	(2.2)%

(1)
In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 5, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)

Total assets at November 30, 2015 and November 30, 2014 were $38.6 billion and $44.5 billion, respectively, a decline of 13.4%. This decline reflects reductions that we implemented in connection with our view of the current market environment, which are

JEFFERIES GROUP LLC AND SUBSIDIARIES

also reflected in a reduction in risk at the comparable period ends. During the year ended November 30, 2015, average total assets were approximately 28.4% higher than total assets at November 30, 2015.
Cash and cash equivalents decreased by $569.8 million from $4,080.0 million at November 30, 2014 to $3,510.2 million, primarily due to the repayment of $500.0 million in unsecured senior notes, which matured during the fourth quarter of fiscal 2015. Cash and securities segregated decreased by $2,693.6 million from $3,444.7 million at November 30, 2014 to $751.1 million at November 30, 2015, primarily as a result of the exit of the Bache business during the year ended November 30, 2015. At November 30, 2015, we have transfered all of our customer accounts to Société Générale S.A. and other brokers. With the changes in our balance sheet from November 30, 2014 to November 30, 2015, our liquidity pool as a percentage of total assets increased from 12.4% at November 30, 2014 to 13.2% at November 30, 2015. (See “Sources of Liquidity” herein.)
Our total Financial instruments owned inventory at November 30, 2015 was $16.6 billion, a decrease of 11.1% from inventory of $18.6 billion at November 30, 2014, driven by a reduction in all inventory positions in response to market conditions. Financial instruments sold, not yet purchased inventory was $6.8 billion and $8.9 billion at November 30, 2015 and November 30, 2014, respectively, with the decrease in all inventory products primarily consisting of a decline in government obligations, federal agency and other sovereign inventory due to U.S. treasury hedges and global market concerns. Our overall net inventory position was $9.8 billion both at November 30, 2015 and November 30, 2014, due to an increase in our net inventory of government, federal agency and other sovereign obligations, offset by a reduction in our net inventory of corporate debt securities and mortgage- and asset-backed securities. The reductions in our balance sheet and mix of inventory was substantially effected during our fourth quarter. While our total financial instruments owned declined from November 30, 2014 to November 30, 2015, our Level 3 financial instruments owned as a percentage of total financial instruments owned remained relatively consistent at 3.3% at November 30, 2015 and 2.6% at November 30, 2014.
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
Of our total Financial instruments owned, approximately 76.7% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, a portion of these assets has internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, our Financial instruments owned primarily consisting of bank loans, consumer loans, investments and non-agency mortgage-backed securities are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these maximum levels.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 0.5% from November 30, 2014 to November 30, 2015, primarily due to an increase in our matched book activity, partially offset by a decrease in firm financing of our short inventory. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 2.2% from November 30, 2014 to November 30, 2015 primarily due to a decrease in firm financing of our inventory, partially offset by an increase in our matched book activity. By executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the year ended November 30, 2015 were 31.3% and 34.4% higher, respectively, than the November 30, 2015 balances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Year Ended November 30, 2015	Year Ended November 30, 2014
Securities Purchased Under Agreements to Resell:
Period end	$3,857	$3,927
Month end average	5,719	5,788
Maximum month end	7,577	8,081
Securities Sold Under Agreements to Repurchase:
Period end	$10,004	$10,672
Month end average	14,026	13,291
Maximum month end	18,629	16,586
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
Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios (in thousands):

		November 30, 2015	November 30, 2014
Total assets		$38,565,142	$44,517,648
Deduct:	Securities borrowed	(6,975,136)	(6,853,103)
	Securities purchased under agreements to resell	(3,857,306)	(3,926,858)

Add:	Financial instruments sold, not yet purchased	6,785,064	8,881,268
	Less derivative liabilities	(208,548)	(363,515)
Subtotal		6,576,516	8,517,753
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(751,084)	(3,444,674)
	Goodwill and intangible assets	(1,882,371)	(1,904,417)
Adjusted assets		$31,675,761	$36,906,349
Total equity		$5,509,377	$5,463,431
Deduct:	Goodwill and intangible assets	(1,882,371)	(1,904,417)
Tangible equity		$3,627,006	$3,559,014
Total member’s equity		$5,481,909	$5,424,583
Deduct:	Goodwill and intangible assets	(1,882,371)	(1,904,417)
Tangible member’s equity		$3,599,538	$3,520,166
Leverage ratio (1)		7.0	8.1
Tangible gross leverage ratio (2)		10.2	12.1
Leverage ratio – excluding impacts of the Leucadia Transaction (3)		8.8	10.3
Adjusted leverage ratio (4)		8.7	10.4

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)
On March 1, 2013, we converted into a limited liability company and became an indirect wholly owned subsidiary of Leucadia, pursuant to an agreement with Leucadia, which is accounted for using the acquisition method of accounting

JEFFERIES GROUP LLC AND SUBSIDIARIES

(the “Leucadia Transaction”). Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $124 million and $108 million during the period since the Leucadia Transaction to November 30, 2015 and November 30, 2014, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,353 million and $1,310 million at November 30, 2015 and November 30, 2014, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $52 million and $9 million at November 30, 2015 and November 30, 2014, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.8 billion at November 30, 2015 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2015, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	November 30, 2015	Average balance Quarter ended November 30, 2015 (1)	November 30, 2014
Cash and cash equivalents:
Cash in banks	$973,796	$811,034	$1,083,605
Certificate of deposit	75,000	75,000	75,000
Money market investments	2,461,367	2,001,419	2,921,363
Total cash and cash equivalents	3,510,163	2,887,453	4,079,968
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,265,840	1,138,614	1,056,766
Other (3)	305,123	522,514	363,713
Total other sources	1,570,963	1,661,128	1,420,479
Total cash and cash equivalents and other liquidity sources	$5,081,126	$4,548,581	$5,500,447
Total cash and cash equivalents and other liquidity sources as % of total assets	13.2%		12.4%
Total cash and cash equivalents and other liquidity sources as % of total assets less goodwill and intangible assets	13.9%		12.9%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2015, we had the ability to readily obtain repurchase financing for 76.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral (in thousands):

	November 30, 2015		November 30, 2014
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,881,419	$268,664	$2,191,288	$297,628
Corporate debt securities	1,999,162	89,230	2,583,779	11,389
U.S. government, agency and municipal securities	2,987,784	317,518	3,124,780	250,278
Other sovereign obligations	2,444,339	1,026,842	2,671,807	877,366
Agency mortgage-backed securities (1)	3,371,680	—	3,395,771	—
Physical commodities	—	—	62,234	—
	$12,684,384	$1,702,254	$14,029,659	$1,436,661

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Average liquid financial instruments were $15.3 billion and $15.2 billion for the three and twelve months ended November 30, 2015, respectively, and $17.2 billion for both the three and twelve months ended November 30, 2014. Average unencumbered liquid financial instruments were $1.9 billion for both the three and twelve months ended November 30, 2015, and $1.8 billion and $2.1 billion for the three and twelve months ended November 30, 2014, respectively.
In addition to being able to be readily financed at modest haircut levels, we estimate that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that a significant portion of the portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.
Sources of Funding and Capital Resources
Our assets are funded by equity capital, senior debt, convertible debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 81.2% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.
A significant portion of our financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.
Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at November 30, 2015. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2015, short-term borrowings, which include bank loans, which must be repaid within one year or less, as well as borrowings under revolving credit and loan facilities, totaled $310.7 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $65.3 million for the year ended November 30, 2015 and $81.7 million for the year ended November 30, 2014.

On October 29, 2015, we entered into a secured revolving loan facility (“Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Loan Facility agreement. At November 30, 2015, borrowings under the Loan Facility amounted to $48.7 million and are included within the Short-term borrowings balance above and in the Consolidated Statements of Financial Condition.
In addition to the above financing arrangements, in November 2012, we initiated a program whereby we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At November 30, 2015, the outstanding amount of the notes issued under the program was $716.7 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition. Of the $716.7 million aggregate notes, $40.0 million mature in March 2016, $50.0 million in June 2016, $195.1 million

JEFFERIES GROUP LLC AND SUBSIDIARIES

in July 2016, $76.5 million in August 2016, $60.0 million in December 2016, $60.0 million in May 2017, and $60.0 million in October 2017, all bearing interest at a spread over one month LIBOR. The remaining $175.1 million matured in January 2016, and bore interest at a spread over three month LIBOR. At November 30, 2015, $431.6 million of the $716.7 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders. For additional discussion on the program, refer to Note 9, Variable Interest Entities, in our consolidated financial statements.

On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility was six months after the closing date, but could be extended for an additional six months upon our request and at the lender's discretion. On October 22, 2015, we amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2015, we were in compliance with debt covenants under the Intraday Credit Facility.
Total Long-Term Capital
At November 30, 2015 and November 30, 2014, we have total long-term capital of $10.8 billion and $11.3 billion resulting in a long-term debt to equity capital ratio of 0.96:1 and 1.06:1, respectively. Our total long-term capital base at November 30, 2015 and November 30, 2014 was as follows (in thousands):

	November 30, 2015	November 30, 2014
Long-Term Debt (1)	$5,288,867	$5,805,673
Total Equity	5,509,377	5,463,431
Total Long-Term Capital	$10,798,244	$11,269,104

(1)
Long-term debt for purposes of evaluating long-term capital at November 30, 2014 excludes $170.0 million of our outstanding borrowings under our long-term revolving Credit Facility. In addition, long-term capital excludes $353.0 million of our 5.5% Senior Notes at November 30, 2015 and $507.9 million of our 3.875% Senior Notes at November 30, 2014, as these notes mature in less than one year from the period end.

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
Interest was based on the Federal funds rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The Credit Facility contained financial covenants that, among other things, imposed restrictions on future indebtedness of our subsidiaries, required Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and required certain of our subsidiaries to maintain specified levels of regulated capital. At November 30, 2014, the minimum tangible net worth requirement was $2,603.1 million and the minimum liquidity requirement was $541.7 million for which we were in compliance. Throughout the period, no instances of noncompliance with the Credit Facility occurred. We terminated our $750.0 million Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to the Credit Facility, refer to Note 24, Exit Costs in our consolidated financial statements.
On May 20, 2014, under our $2.0 billion Euro Medium Term Note Program we issued senior unsecured notes with a principal amount of €500.0 million, due 2020, which bear interest at 2.375% per annum. Proceeds amounted to €498.7 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At November 30, 2015, our long-term debt has a weighted average maturity of approximately 8 years. Our 3.875% Senior Notes with a principal amount of $500.0 million matured in November 2015.
Our long-term debt ratings are currently as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s (2)	BBB-	Stable
Fitch Ratings (3)	BBB-	Stable

(1)	On January 21, 2016, Moody's affirmed our long-term debt rating of Baa3 and our rating outlook was changed from negative to stable.

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
In addition, on March 24, 2015, S&P assigned our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer), long-term ratings of BBB and assigned a stable outlook to these ratings. On May 6, 2015, Moody's assigned Jefferies and Jefferies International Limited, long-term ratings of Baa2 and assigned a negative outlook to these ratings. On January 21, 2016, Moody's reaffirmed our Jefferies and Jefferies International Limited ratings of Baa2 and our rating outlook was changed to stable from negative.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2015, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $49.5 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at November 30, 2015. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$353.0	$347.3	$1,636.4	$1,366.4	$1,938.8	$5,641.9
Interest payment obligations on senior notes	294.3	287.6	461.4	297.1	1,150.8	2,491.2
Purchase obligations (1)	66.2	55.5	78.9	52.6	23.4	276.6
	$713.5	$690.4	$2,176.7	$1,716.1	$3,113.0	$8,409.7
Commitments and guarantees:
Equity commitments	$9.5	$—	$—	$15.8	$189.5	$214.8
Loan commitments	247.3	170.7	81.4	—	—	499.4
Mortgage-related and other purchase commitments	1,571.4	312.5	1,013.7	—	—	2,897.6
Forward starting reverse repos and repos	1,635.0	—	—	—	—	1,635.0
Other unfunded commitments	87.0	186.9	20.2	5.7	35.6	335.4
Derivative Contracts (2):
Derivative contracts – non credit related	11,840.6	584.6	142.8	—	414.4	12,982.4
Derivative contracts – credit related	—	—	115.4	955.4	10.0	1,080.8
	$15,390.8	$1,254.7	$1,373.5	$976.9	$649.5	$19,645.4

(1)
Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2015 reflect the minimum contractual obligations under legally enforceable contracts.

(2)
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 20, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2015, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2016 through 2020 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2016	$54,532
2017	57,072
2018	57,298
2019	55,755
2020	50,584
Thereafter	396,041

Total	$671,282

During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated in the third quarter of fiscal 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continued into 2015. At November 30, 2015, minimum future lease payments are as follows (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fiscal Year
2016	$3,798
2017	3,798
2018	1,513
2019	189

Net minimum lease payments	9,298
Less amount representing interest	471

Present value of net minimum lease payments	$8,827

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in the Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value Disclosures, and Note 6, Derivative Financial Instruments, in our consolidated financial statements.
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
At November 30, 2015, we did not have any commitments to purchase assets from our securitization vehicles. For additional information regarding our involvement with VIEs, see Note 8, Securitization Activities, and Note 9, Variable Interest Entities, in our consolidated financial statements.
We expect to make cash payments of $508.5 million on January 31, 2016 related to compensation awards for fiscal 2015.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 19, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2014, the increase to total member’s equity at November 30, 2015 is primarily attributed to net earnings, partially offset by foreign currency translation adjustments.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

At November 30, 2015, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,556,602	$1,471,663
Jefferies Execution	9,647	9,397
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers. Effective September 21, 2015, the National Futures Association is the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited and Jefferies Bache Limited which are subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products, LLC, which registered during August 2014.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR decreased to $12.39 million for the year ended November 30, 2015 from $14.35 million for the year ended November 30, 2014, a 13.7% decrease. The decrease was primarily driven by a decrease in our investment in KCG and the exit of the Bache business. In addition, our VaR declined from $13.28 million at November 30, 2014 to November 30, 2015 to $7.73

JEFFERIES GROUP LLC AND SUBSIDIARIES

million. The decrease is reflective of a reduction in risk that we implemented in connection with our view of the current market environment. The reductions in our balance sheet and mix of inventory was substantially effected during our fourth quarter. Excluding our investment in KCG, our average VaR increased to $9.97 million for the year ended November 30, 2015 from $9.54 million in the year ended November 30, 2014.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at November 30, 2015				VaR at November 30, 2014
		Daily VaR for the Year Ended November 30, 2015				Daily VaR for theYear Ended November 30, 2014
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates	$5.01	$5.84	$8.06	$4.19	$5.56	$5.77	$8.69	$3.16
Equity Prices	6.69	9.79	13.61	5.39	10.53	11.08	14.68	7.85
Currency Rates	0.30	0.46	3.32	0.12	0.87	1.33	6.59	0.15
Commodity Prices	0.82	0.57	1.62	0.04	0.19	0.70	2.14	0.07
Diversification Effect (2)	(5.09)	(4.27)	N/A	N/A	(3.87)	(4.53)	N/A	N/A
Firmwide	$7.73	$12.39	$17.75	$6.35	$13.28	$14.35	$19.68	$10.31

(1)
VaR is the potential loss in value of our trading positions due to adverse market movements over a defined time horizon with a specific confidence level. For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

(2)
The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the year.

The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification effect equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the

JEFFERIES GROUP LLC AND SUBSIDIARIES

historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the year ended November 30, 2015, results of the evaluation at the aggregate level demonstrated five days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2015 (in thousands):

10% Sensitivity
Private investments	$24,889
Corporate debt securities in default	7,223
Trade claims	1,435
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there were 55 days with trading losses out of a total of 252 trading days in the year ended November 30, 2015. Including these losses, there were 64 days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the year ended November 30, 2015 (in millions).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•
Loans and lending arise in connection with our capital markets activities and represents the notional value of loans that have been drawn by the borrower and lending commitments that were outstanding at November 30, 2015. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

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
Current counterparty credit exposures at November 30, 2015 and November 30, 2014 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2015, excluding cash and cash equivalents, the percentage of exposure from investment grade counter-parties increased 6% to 76% from 70% at November 30, 2014, and are mainly concentrated in North America. When comparing our credit

JEFFERIES GROUP LLC AND SUBSIDIARIES

exposure at November 30, 2015 with credit exposure at November 30, 2014, excluding cash and cash equivalents, current exposure has decreased 19% to approximately $1.4 billion from $1.7 billion. Counterparty credit exposure from OTC derivatives decreased by 47%, primarily attributable to North American and European banks and broker dealers. Loans and lending decreased over the year by 22% and securities and margin finance decreased by 9% over the year.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
AAA Range	$—	$—	$11.8	$1.9	$—	$—	$11.8	$1.9	$2,461.4	$2,921.4	$2,473.2	$2,923.3
AA Range	—	2.7	152.3	134.6	4.4	7.1	156.7	144.4	175.0	412.9	331.7	557.3
A Range	1.0	7.6	556.4	586.9	95.9	218.1	653.3	812.6	846.3	731.3	1,499.6	1,543.9
BBB Range	86.6	132.3	107.9	73.6	31.7	34.8	226.2	240.7	25.8	2.8	252.0	243.5
BB or Lower	197.5	189.9	14.8	127.9	30.1	45.2	242.4	363.0	—	—	242.4	363.0
Unrated	85.1	139.6	—	—	0.1	—	85.2	139.6	1.7	11.5	86.9	151.1
Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Asia/Latin America/ Other	$37.4	$48.8	$15.3	$55.7	$40.6	$24.6	$93.3	$129.1	$159.6	$221.0	$252.9	$350.1
Europe	0.4	8.5	212.2	218.2	43.4	76.1	256.0	302.8	341.8	617.5	597.8	920.3
North America	332.4	414.8	615.7	651.0	78.2	204.5	1,026.3	1,270.3	3,008.8	3,241.4	4,035.1	4,511.7
Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Asset Managers	$—	$—	$69.8	$91.8	$—	$—	$69.8	$91.8	$2,461.3	$2,921.4	$2,531.1	$3,013.2
Banks, Broker-dealers	0.9	10.7	464.9	482.2	95.1	251.4	560.9	744.3	1,048.9	1,158.5	1,609.8	1,902.8
Commodities	—	—	—	59.9	16.7	24.8	16.7	84.7	—	—	16.7	84.7
Corporates/ Loans	237.4	320.8	—	—	11.3	0.8	248.7	321.6	—	—	248.7	321.6
Other	131.9	140.6	308.5	291.0	39.1	28.2	479.5	459.8	—	—	479.5	459.8
Total	$370.2	$472.1	$843.2	$924.9	$162.2	$305.2	$1,375.6	$1,702.2	$3,510.2	$4,079.9	$4,885.8	$5,782.1
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 6, Derivative Financial Instruments, in our consolidated financial statements included within this Annual Report on Form 10-K.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at November 30, 2015 and November 30, 2014 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5

	November 30, 2014
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Germany	$357.6	$(153.7)	$196.1	$—	$97.8	$16.8	$59.5	$514.6	$574.1
Spain	587.2	(171.0)	—	0.2	1.2	—	—	417.6	417.6
United Kingdom	441.0	(252.5)	(25.4)	6.5	29.8	25.2	138.9	224.6	363.5
Belgium	137.6	(65.9)	(8.4)	—	2.5	—	278.7	65.8	344.5
Canada	123.1	(28.8)	(27.3)	—	120.2	79.6	5.3	266.8	272.1
Netherlands	341.4	(121.0)	(13.5)	—	5.4	—	—	212.3	212.3
Italy	1,467.9	(880.1)	(427.7)	—	—	0.3	—	160.4	160.4
Hong Kong	18.4	(8.5)	—	—	0.6	—	145.1	10.5	155.6
Luxembourg	5.6	(6.9)	2.9	—	0.4	—	127.2	2.0	129.2
Puerto Rico	108.2	—	—	—	—	0.8	—	109.0	109.0
Total	$3,588.0	$(1,688.4)	$(303.3)	$6.7	$257.9	$122.7	$754.7	$1,983.6	$2,738.3

In addition, at November 30, 2015 our issuer and counterparty risk exposure to Puerto Rico was $40.1 million, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $72 billion in debt on a voluntary basis. At November 30, 2015, we had no material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns, given that individually and collectively all countries of concern are less than 2% of Jefferies' total exposure.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting	51
Report of Independent Registered Public Accounting Firm	52
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Financial Condition at November 30, 2015 and 2014	54
Consolidated Statements of Earnings for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	55
Consolidated Statements of Comprehensive Income for the Year Ended November 30, 2015, Year ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	56
Consolidated Statements of Changes in Equity for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	57
Consolidated Statements of Cash Flows for the Year ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	58
Notes to Consolidated Financial Statements	60

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
Management evaluated our internal control over financial reporting as of November 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2015, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 52.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Jefferies Group LLC

In our opinion, the accompanying consolidated statements of financial condition as of November 30, 2015 and 2014 and the related consolidated statements of earnings, of comprehensive income, of changes in equity, and of cash flows for the years ended November 30, 2015 and 2014, and the nine months ended November 30, 2013 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries (Successor Company) at November 2015 and 2014, and the results of their operations and their cash flows for the year ended November 2015 and 2014 and the nine months ended November 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
January 29, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Jefferies Group, Inc.

In our opinion, the consolidated statements of earnings, of comprehensive income, of changes in equity and of cash flows of Jefferies Group, Inc. and its subsidiaries (Predecessor company) for the three months ended February 28, 2013 present fairly, in all material respects, the results of operations and cash flows of Jefferies Group, Inc. and its subsidiaries for the three months ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
January 29, 2016

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30, 2015	November 30, 2014
ASSETS
Cash and cash equivalents ($669 and $178 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	$3,510,163	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	751,084	3,444,674
Financial instruments owned, at fair value, (including securities pledged of $12,207,123 and $14,794,488 at November 30, 2015 and November 30, 2014, respectively; and $68,679 and $62,990 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	16,559,116	18,636,612
Investments in managed funds	85,775	74,365
Loans to and investments in related parties	825,908	773,141
Securities borrowed	6,975,136	6,853,103
Securities purchased under agreements to resell	3,857,306	3,926,858
Securities received as collateral	—	5,418
Receivables:
Brokers, dealers and clearing organizations	1,574,759	2,164,006
Customers	1,191,316	1,250,520
Fees, interest and other ($329 and $363 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	260,924	262,437
Premises and equipment	243,486	251,957
Goodwill	1,656,588	1,662,636
Other assets	1,073,581	1,131,953
Total assets	$38,565,142	$44,517,648
LIABILITIES AND EQUITY
Short-term borrowings	$310,659	$12,000
Financial instruments sold, not yet purchased, at fair value	6,785,064	8,881,268
Collateralized financings:
Securities loaned	2,979,300	2,598,487
Securities sold under agreements to repurchase	10,004,428	10,672,157
Other secured financings ($762,909 and $597,999 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	762,909	605,824
Obligation to return securities received as collateral	—	5,418
Payables:
Brokers, dealers and clearing organizations	2,742,001	2,280,103
Customers	2,780,493	6,241,965
Accrued expenses and other liabilities ($859 and $589 at November 30, 2015 and November 30, 2014, respectively, related to consolidated VIEs)	1,049,019	1,273,378
Long-term debt	5,641,892	6,483,617
Total liabilities	33,055,765	39,054,217
EQUITY
Member’s paid-in capital	5,526,855	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(36,811)	(9,654)
Additional minimum pension liability	(8,135)	(5,019)
Total accumulated other comprehensive loss	(44,946)	(14,673)
Total member’s equity	5,481,909	5,424,583
Noncontrolling interests	27,468	38,848
Total equity	5,509,377	5,463,431
Total liabilities and equity	$38,565,142	$44,517,648
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Revenues:
Commissions and other fees	$659,002	$668,801	$472,596	$146,240
Principal transactions	172,608	532,292	399,091	300,278
Investment banking	1,439,007	1,529,274	1,003,517	288,278
Asset management fees and investment income from managed funds	8,015	17,047	36,093	10,883
Interest	922,189	1,019,970	714,248	249,277
Other	74,074	78,881	94,195	27,004
Total revenues	3,274,895	3,846,265	2,719,740	1,021,960
Interest expense	799,654	856,127	579,059	203,416
Net revenues	2,475,241	2,990,138	2,140,681	818,544
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	—	3,368	10,961
Net revenues, less interest on mandatorily redeemable preferred interests of consolidated subsidiaries	2,475,241	2,990,138	2,137,313	807,583
Non-interest expenses:
Compensation and benefits	1,467,131	1,698,530	1,213,908	474,217
Non-compensation expenses:
Floor brokerage and clearing fees	199,780	215,329	150,774	46,155
Technology and communications	313,044	268,212	193,683	59,878
Occupancy and equipment rental	101,138	107,767	86,701	24,309
Business development	105,963	106,984	63,115	24,927
Professional services	103,972	109,601	72,802	24,135
Bad debt provision	(396)	55,355	179	1,945
Goodwill impairment	—	54,000	—	—
Other	70,382	71,339	91,856	12,530
Total non-compensation expenses	893,883	988,587	659,110	193,879
Total non-interest expenses	2,361,014	2,687,117	1,873,018	668,096
Earnings before income taxes	114,227	303,021	264,295	139,487
Income tax expense	18,898	142,061	94,686	48,645
Net earnings	95,329	160,960	169,609	90,842
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Net earnings attributable to Jefferies Group LLC/ common stockholders	$93,534	$157,560	$161,191	$80,138
Earnings per common share:
Basic	N/A	N/A	N/A	$0.35
Diluted	N/A	N/A	N/A	$0.35
Dividends declared per common share	N/A	N/A	N/A	$0.075
Weighted average common shares:
Basic	N/A	N/A	N/A	213,732
Diluted	N/A	N/A	N/A	217,844
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Net earnings	$95,329	$160,960	$169,609	$90,842
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(27,157)	(30,995)	21,341	(10,018)
Minimum pension liability adjustments, net of tax (1)	(3,116)	(7,778)	2,759	—
Total other comprehensive income (loss), net of tax (2)	(30,273)	(38,773)	24,100	(10,018)
Comprehensive income	65,056	122,187	193,709	80,824
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Comprehensive income attributable to Jefferies Group LLC/ common stockholders	$63,261	$118,787	$185,291	$70,120

(1)
Includes income tax benefit of $4.2 million, $0.5 million, $2.5 million and $0.0 for the years ended November 30, 2015 and 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Common stock, par value $0.0001 per share:
Balance, beginning of period	$—	$—	$—	$20
Issued	—	—	—	1
Balance, end of period	$—	$—	$—	$21
Member’s paid-in capital:
Balance, beginning of period	$5,439,256	$5,280,420	$4,754,101	$—
Contributions	—	—	362,255	—
Net earnings attributable to Jefferies Group LLC	93,534	157,560	161,191	—
Tax benefit (detriment) for issuance of share-based awards	(5,935)	1,276	2,873	—
Balance, end of period	$5,526,855	$5,439,256	$5,280,420	$—
Additional paid-in capital:
Balance, beginning of period	$—	$—	$—	$2,219,959
Benefit plan share activity (1)	—	—	—	3,138
Share-based expense, net of forfeitures and clawbacks	—	—	—	22,288
Proceeds from exercise of stock options	—	—	—	57
Acquisitions and contingent consideration	—	—	—	2,535
Tax deficiency for issuance of share-based awards	—	—	—	(17,965)
Dividend equivalents on share-based plans	—	—	—	1,418
Balance, end of period	$—	$—	$—	$2,231,430
Retained earnings:
Balance, beginning of period	$—	$—	$—	$1,281,855
Net earnings to common stockholders	—	—	—	80,138
Dividends	—	—	—	(17,217)
Balance, end of period	$—	$—	$—	$1,344,776
Accumulated other comprehensive income (loss) (2) (3):
Balance, beginning of period	$(14,673)	$24,100	$—	$(53,137)
Currency adjustments	(27,157)	(30,995)	21,341	(10,018)
Pension adjustments, net of tax	(3,116)	(7,778)	2,759	—
Balance, end of period	$(44,946)	$(14,673)	$24,100	$(63,155)
Treasury stock, at cost:
Balance, beginning of period	$—	$—	$—	$(12,682)
Purchases	—	—	—	(166,541)
Returns / forfeitures	—	—	—	(1,922)
Balance, end of period	$—	$—	$—	$(181,145)
Total member’s / common stockholders’ equity	$5,481,909	$5,424,583	$5,304,520	$3,331,927
Noncontrolling interests:
Balance, beginning of period	$38,848	$117,154	$356,180	$346,738
Net earnings attributable to noncontrolling interests	1,795	3,400	8,418	10,704
Contributions	—	39,075	100,210	—
Distributions	(4,982)	—	(25)	(1,262)
Redemptions	—	—	(347,629)	—
Deconsolidation of asset management company	(8,193)	(120,781)	—	—
Balance, end of period	$27,468	$38,848	$117,154	$356,180
Total equity	$5,509,377	$5,463,431	$5,421,674	$3,688,107

(1)	Includes grants related to the Incentive Plan, Deferred Compensation Plan and Directors' Plan.

(2)
The components of other comprehensive income (loss) are attributable to Jefferies Group LLC (formerly Jefferies Group, Inc.). None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(3)
There were no material reclassifications out of Accumulated other comprehensive income during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$95,329	$160,960	$169,609	$90,842
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,236	691	(2,509)	17,393
Goodwill impairment	—	54,000	—	—
Interest on mandatorily redeemable preferred interests of consolidated subsidiaries	—	—	3,368	10,961
Accruals related to various benefit plans and stock issuances, net of forfeiture	—	—	—	23,505
Deferred income taxes	88,796	122,195	31,284	30,835
Income on loans to and investments in related parties	(75,717)	(90,243)	(92,181)	—
Distributions received on investments in related parties	76,681	53,985	37,742	—
Other adjustments	(97,804)	(78,064)	(14,740)	(1,154)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	2,691,028	166,108	113,754	352,891
Receivables:
Brokers, dealers and clearing organizations	576,832	11,872	506,774	(1,225,840)
Customers	57,837	(294,412)	(170,286)	67,626
Fees, interest and other	541	(12,062)	(29,388)	(29,149)
Securities borrowed	(127,060)	(1,497,438)	(41,678)	(224,557)
Financial instruments owned	2,003,978	(2,243,053)	(200,974)	229,394
Loans to and investments in related parties	—	—	—	(197,166)
Investments in managed funds	15,498	13,473	2,674	(2,213)
Securities purchased under agreements to resell	53,817	(200,568)	(156,197)	(224,418)
Other assets	(63,110)	(146,114)	47,296	(5,346)
Payables:
Brokers, dealers and clearing organizations	471,661	968,615	(532,255)	(1,018,241)
Customers	(3,455,080)	1,089,423	(224,772)	(124,233)
Securities loaned	385,929	95,607	600,539	(28,138)
Financial instruments sold, not yet purchased	(2,043,319)	1,832,930	(2,511,777)	2,327,667
Securities sold under agreements to repurchase	(650,795)	(84,303)	2,794,412	(197,493)
Accrued expenses and other liabilities	(230,370)	69,459	414,515	(267,336)
Net cash (used in) provided by operating activities	(210,092)	(6,939)	745,210	(394,170)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,438,675)	(2,786,394)	(2,241,232)	—
Distributions from loans to and investments in related parties	1,384,944	2,751,384	2,360,691	—
Net payments on premises and equipment	(68,813)	(110,536)	(48,534)	(10,706)
Cash disposed in connection with disposal of reporting units, net of cash received	—	—	(4,939)	—
Deconsolidation of asset management entity	(16,512)	(137,856)	—	—
Cash received from contingent consideration	4,444	6,253	3,796	1,203
Net cash (used in) provided by investing activities	(134,612)	(277,149)	69,782	(9,503)

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$749	$1,921	$3,054	$5,682
Proceeds from short-term borrowings	17,263,217	18,965,163	13,623,650	6,744,000
Payments on short-term borrowings	(16,964,558)	(18,965,163)	(13,711,650)	(6,794,000)
Proceeds from secured credit facility	903,000	2,819,000	920,000	900,000
Payments on secured credit facility	(1,073,000)	(2,849,000)	(980,000)	(990,007)
Net proceeds from other secured financings	157,085	371,113	114,711	60,000
Net proceeds from issuance of senior notes, net of issuance costs	—	681,222	—	991,469
Repayment of long-term debt	(500,000)	(250,000)	—	—
Proceeds from contributions of noncontrolling interests	—	39,075	100,210	—
Payments on mandatorily redeemable preferred interest of consolidated subsidiaries	—	—	(64)	(61)
Payments on repurchase of common stock	—	—	—	(166,541)
Payments on dividends	—	—	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	—	—	57
Payments on distributions to noncontrolling interests	(4,982)	—	(347,654)	(1,262)
Net cash (used in) provided by financing activities	(218,489)	813,331	(277,743)	733,538
Effect of changes in exchange rates on cash and cash equivalents	(6,612)	(10,394)	5,912	(4,502)
Net (decrease) increase in cash and cash equivalents	(569,805)	518,849	543,161	325,363
Cash and cash equivalents at beginning of period	4,079,968	3,561,119	3,017,958	2,692,595
Cash and cash equivalents at end of period	$3,510,163	$4,079,968	$3,561,119	$3,017,958

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$859,815	$922,194	$638,657	$178,836
Income taxes, net	(683)	120,703	55,251	(34,054)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Derivative Products, LLC, Jefferies Financial Products, LLC and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies (a U.S. broker-dealer), with Jefferies as the surviving entity. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. At November 30, 2015, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during fiscal 2015. For further information on the exit of the Bache business, refer to Note 24, Exit Costs.
On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 13, Long-Term Debt, for further details). Jefferies Group LLC operates as a full-service investment banking firm and as the holding company of its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, certain financial instruments used for initial and variation margin purposes with clearing and depository organizations are recorded in this caption. Jefferies as an FCM is obligated by rules mandated by the Commodity Futures Trading Commission ("CFTC") under the Commodities Exchange Act, to segregate or set aside cash or qualified securities to satisfy such regulations, which regulations have been promulgated to protect customer assets. During October 2015, Jefferies ceased being a full service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

or losses included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 10, Investments, and Note 23, Related Party Transactions, for additional information regarding certain of these investments.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest income and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by U.S. GAAP. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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
At November 30, 2015 and November 30, 2014, furniture, fixtures and equipment, including amounts under capital leases, amounted to $365.8 million and $351.1 million, respectively, and leasehold improvements amounted to $190.5 million and $156.9 million, respectively. Accumulated depreciation and amortization was $312.8 million and $256.0 million at November 30, 2015 and November 30, 2014, respectively.
Depreciation and amortization expense amounted to $78.7 million for the year ended November 30, 2015, $58.0 million for the year ended November 30, 2014, $38.8 million for the nine months ended November 30, 2013 and $12.9 million for the three months ended February 28, 2013, respectively.

Goodwill and Intangible Assets

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1 or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill.
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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. We provide deferred taxes on our temporary differences and on any carryforwards that we could claim on our

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results.

The tax benefit related to Leucadia dividends and dividend equivalents paid on non-vested share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax effects, are included in “Tax benefit (detriment) for issuance of share-based awards” on the Consolidated Statements of Changes in Equity. In the event tax benefits associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision. Once Leucadia's consolidated pool of windfall tax benefits has been depleted, these tax benefits will be recognized in our Consolidated Statements of Earnings.
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
We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. At November 30, 2015, we have reserved approximately $0.5 million for remaining payments under a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, both with respect to an investigation of certain purchases and sales of mortgage-backed securities. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to the consolidated financial statements.
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
Prior to the Leucadia Transaction, Jefferies Group, Inc. (the Predecessor company) had common shares and other common share equivalents outstanding. For the Predecessor period, basic earnings per share (“EPS”) was computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. For Predecessor periods, diluted EPS was computed by dividing net earnings available to common shareholders plus dividends on dilutive mandatorily redeemable convertible preferred stock by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earning per share. Restricted stock and Restricted stock units (“RSUs”) granted as part of our share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. As such, Basic and Diluted earnings per share were calculated under the two-class method.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods

Financial Instruments. In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Consolidation. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. We adopted this guidance in the first quarter of fiscal 2016. The adoption of this amendment did not have a material impact on our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) and in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

disclosures. We intend to adopt the new guidance on December 1, 2017 and are currently evaluating the impact of the new guidance on our consolidated financial statements.

Adopted Accounting Standards
Repurchase Agreements. In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting guidance changed the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. This accounting change was effective in the second quarter of fiscal 2015. The guidance also required new disclosures about certain transfers of financial assets accounted for as sales as well as increased transparency about the types of collateral pledged and remaining maturity of repurchase and securities lending agreements. The disclosure guidance related to certain transactions accounted for as sales was effective prospectively in the second quarter of fiscal 2015. The disclosure guidance related to the types of collateral pledged and remaining maturity of repurchase and securities lending agreements was effective prospectively in the third quarter of fiscal 2015. This guidance did not have a material effect on our consolidated financial statements and we have provided the additional disclosures in our consolidated financial statements.
Investments in Certain Entities That Calculate Net Asset Value. In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). The guidance removed the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” The guidance also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which we have elected to measure the fair value using that practical expedient. The guidance is effective retrospectively and we early adopted this guidance during the second quarter of fiscal 2015. Since the guidance only impacts our disclosures, adoption did not affect our consolidated financial statements. The adjustments had the impact of reducing Level 3 assets by $97.1 million at November 30, 2014 and $91.6 million at November 30, 2013. For further information on the adoption of ASU No. 2015-07, refer to Note 5, Fair Value Disclosures.
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
In connection with the Leucadia Transaction, we recognized $11.5 million and $2.1 million in transaction costs during the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively.
The summary computation of the purchase price and the fair values assigned to the assets and liabilities are presented as follows (in thousands, except share amounts):

Purchase Price:
Jefferies common stock outstanding	205,368,031
Less: Jefferies common stock owned by Leucadia	(58,006,024)
Jefferies common stock acquired by Leucadia	147,362,007
Exchange ratio	0.81
Leucadia’s shares issued (excluding for Jefferies shares held by Leucadia)	119,363,226
Less: restricted shares issued for share-based payment awards (1)	(6,894,856)
Leucadia’s shares issued, excluding share-based payment awards	112,468,370
Closing price of Leucadia’s common stock (2)	$26.90
Fair value of common shares acquired by Leucadia	$3,025,399
Fair value of 3.25% cumulative convertible preferred shares (3)	125,000
Fair value of shares-based payment awards (4)	343,811
Fair value of Jefferies shares owned by Leucadia (5)	1,259,891
Total purchase price	$4,754,101

(1)	Represents shares of restricted stock included in Jefferies common stock outstanding that contained a future service requirement at March 1, 2013.

(2)
The value of the shares of common stock exchanged with Jefferies shareholders was based upon the closing price of Leucadia’s common stock at February 28, 2013, the last trading day prior to the date of acquisition.

(3)	Represents Leucadia’s 3.25% Cumulative Convertible Preferred Shares issued in exchange for Jefferies Group, Inc.’s 3.25% Series A-1 Convertible Cumulative Preferred Stock.

(4)
The fair value of share-based payment awards is calculated in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation. Share-based payment awards attributable to pre-combination service are included as part of the total purchase price. Share-based payment awards attributable to pre-combination service is estimated based on the ratio of the pre-combination service performed to the original service period of the award.

(5)	The fair value of Jefferies shares owned by Leucadia was based upon a price of $21.72, the closing price of Jefferies common stock at February 28, 2013.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Assets acquired:
Cash and cash equivalents	$3,017,958
Cash and securities segregated	3,728,742
Financial instruments owned, at fair value	16,413,535
Investments in managed funds	59,976
Loans to and investments in related parties	766,893
Securities borrowed	5,315,488
Securities purchased under agreements to resell	3,578,366
Securities received as collateral	25,338
Receivables:
Brokers, dealers and clearing organizations	2,444,085
Customers	1,045,251
Fees, interest and other	225,555
Premises and equipment	192,603
Indefinite-lived intangible exchange memberships and licenses (1)	15,551
Finite-lived intangible customer relationships (1)	136,002
Finite-lived trade name (1)	131,299
Other assets	939,600
Total assets	$38,036,242
Liabilities assumed:
Short-term borrowings	$100,000
Financial instruments sold, not yet purchased, at fair value	9,766,876
Securities loaned	1,902,687
Securities sold under agreements to repurchase	7,976,492
Other secured financings	122,294
Obligation to return securities received as collateral	25,338
Payables:
Brokers, dealers and clearing organizations	1,787,055
Customers	5,450,781
Accrued expenses and other liabilities	793,843
Long-term debt	6,362,024
Mandatorily redeemable preferred interests	358,951
Total liabilities	$34,646,341
Noncontrolling interests	$356,180
Fair value of net assets acquired, excluding goodwill	$3,033,721
Goodwill	$1,720,380

(1)	Intangible assets are recorded within Other assets on the Consolidated Statements of Financial Condition.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Fair Value Disclosures

The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $36.7 million and $42.2 million at November 30, 2015 and November 30, 2014, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2015
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,853,351	$133,732	$40,906	$—	$2,027,989
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	1,037	4,395,704	19,785	(4,165,446)	251,080
Investments at fair value	—	26,224	53,120	—	79,344
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,660,772	$14,485,354	$541,702	$(4,165,446)	$16,522,382
Cash and cash equivalents	$3,510,163	$—	$—	$—	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes	$751,084	$—	$—	$—	$751,084

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,382,377	$36,518	$38	$—	$1,418,933
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities	1,488,121	—	—	—	1,488,121
Sovereign obligations	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,446,639	19,543	(4,257,998)	208,548
Total financial instruments sold, not yet purchased	$3,708,476	$7,304,536	$30,050	$(4,257,998)	$6,785,064
Other secured financings	$—	$—	$544	$—	$544

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2014
	Level 1 (1)	Level 2 (1)	Level 3		Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,178,837	$226,441	$20,964		$—	$2,426,242
Corporate debt securities	—	3,342,276	22,766	(4)	—	3,365,042
Collateralized debt obligations	—	306,218	124,650	(4)	—	430,868
U.S. government and federal agency securities	2,694,268	81,273	—		—	2,775,541
Municipal securities	—	590,849	—		—	590,849
Sovereign obligations	1,968,747	790,764	—		—	2,759,511
Residential mortgage-backed securities	—	2,879,954	82,557		—	2,962,511
Commercial mortgage-backed securities	—	966,651	26,655		—	993,306
Other asset-backed securities	—	137,387	2,294		—	139,681
Loans and other receivables	—	1,458,760	97,258		—	1,556,018
Derivatives	65,145	5,046,278	54,190		(4,759,345)	406,268
Investments at fair value	—	73,148	53,224		—	126,372
Physical commodities	—	62,234	—		—	62,234
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,906,997	$15,962,233	$484,558		$(4,759,345)	$18,594,443
Cash and cash equivalents	$4,079,968	$—	$—		$—	$4,079,968
Cash and securities segregated and on deposit for regulatory purposes (3)	$3,444,674	$—	$—		$—	$3,444,674
Securities received as collateral	$5,418	$—	$—		$—	$5,418
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,911,145	$74,681	$38		$—	$1,985,864
Corporate debt securities	—	1,611,994	223		—	1,612,217
Collateralized debt obligations	—	4,557	—		—	4,557
U.S. government and federal agency securities	2,253,055	—	—		—	2,253,055
Sovereign obligations	1,217,075	574,010	—		—	1,791,085
Loans	—	856,525	14,450		—	870,975
Derivatives	52,778	5,117,803	49,552		(4,856,618)	363,515
Total financial instruments sold, not yet purchased	$5,434,053	$8,239,570	$64,263		$(4,856,618)	$8,881,268
Obligation to return securities received as collateral	$5,418	$—	$—		$—	$5,418
Other secured financings	$—	$—	$30,825		$—	$30,825
Embedded conversion option	$—	$—	$693		$—	$693

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

Collateralized Debt Obligations
Collateralized debt obligations are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severities.
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
Sovereign Obligations
Foreign sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Foreign sovereign government obligations are classified in Level 1, Level 2 or Level 3 of the fair value hierarchy, primarily based on the country of issuance.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Asset-Backed Securities
Other asset-backed securities include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services and broker quotes and prices observed for recently executed market transactions.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$78,083	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Convertible Bond Funds (6)	326	—	At Will
Total	$122,510	$20,885

	November 30, 2014
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$44,983	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)(7)	2,704	—	—
Fund of Funds (4)	323	94	—
Equity Funds (5)	65,216	26,023	—
Convertible Bond Funds (6)	3,355	—	At Will
Total	$116,581	$26,117

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At November 30, 2015 and November 30, 2014, investments representing approximately 100% and 99%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At November 30, 2015 and November 30, 2014, the underlying assets of 8% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds. At November 30, 2015 and November 30, 2014, approximately 95% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to be liquidated in the next twelve months. For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At November 30, 2015 and November 30, 2014, approximately 100% and 99%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

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

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets. In addition, at November 30, 2015 and November 30, 2014, Other secured financings includes $0.0 and $7.8 million, respectively, related to transfers of loans accounted for as secured financings rather than as sales and classified as Level 3 within the fair value hierarchy.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2015 (in thousands):

	Successor
	Year Ended November 30, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2015	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	25,876	(9,443)
Collateralized debt obligations	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign obligations	—	47	1,032	(1,031)	—	—	72	120	39
Residential mortgage-backed securities	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	70,263	(4,498)
Commercial mortgage-backed securities	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	14,326	(3,205)
Other asset-backed securities	2,294	(990)	42,922	(1,299)	(2)	—	—	42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	189,289	(16,802)
Investments, at fair value	53,224	64,380	5,510	(124,852)	(4,093)	—	58,951	53,120	(388)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	544	—
Embedded conversion option	693	(693)	—	—	—	—	—	—	693

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2015
During the year ended November 30, 2015, transfers of assets of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Collateralized debt obligations of $69.8 million, non-agency residential mortgage-backed securities of $30.4 million, commercial mortgage-backed securities of $11.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $21.5 million and loans and other receivables of $20.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Investments at fair value of $74.7 million and corporate debt securities of $7.4 million due to a lack of observable market transactions.
During the year ended November 30, 2015, transfers of assets of $85.8 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $16.3 million and commercial mortgage-backed securities of $6.3 million for which market trades were observed in the period for either identical or similar securities;

•
Collateralized debt obligations of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $15.8 million due to an increase in observable market transactions;

•	Corporate equity securities of $7.7 million due to an increase in observable market transactions.
During the year ended November 30, 2015, there were $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $34.3 million and net gains on Level 3 net liabilities were $8.3 million for the year ended November 30, 2015. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain collateralized debt obligations, certain loans and other receivables and residential and commercial mortgage-backed securities, partially offset by increased valuations of certain investments at fair value and corporate equity securities. Net gains on Level 3 net liabilities were primarily due to decreased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor
	Year Ended November 30, 2014
	Balance at November 30, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2014	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2014 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$9,884	$957	$18,138	$(12,826)	$—	$—	$4,811	$20,964	$2,324
Corporate debt securities	25,666	6,629	38,316	(40,328)	—	—	(7,517)	22,766	8,982
Collateralized debt obligations	37,216	(6,386)	204,337	(181,757)	(1,297)	—	72,537	124,650	(1,141)
U.S. government and federal agency securities	—	13	2,505	(2,518)	—	—	—	—	—
Residential mortgage-backed securities	105,492	(9,870)	42,632	(61,689)	(1,847)	—	7,839	82,557	(4,679)
Commercial mortgage-backed securities	17,568	(4,237)	49,159	(51,360)	(782)	—	16,307	26,655	(2,384)
Other asset-backed securities	12,611	1,784	4,987	(18,002)	—	—	914	2,294	1,484
Loans and other receivables	145,890	(31,311)	130,169	(92,140)	(60,390)	—	5,040	97,258	(26,864)
Investments at fair value	66,931	13,781	32,493	(43,286)	(1,243)	—	(15,452)	53,224	(1,876)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(149)	(565)	960	—	—	(23)	223	(8)
Net derivatives (2)	6,905	15,055	(24,682)	1,094	322	—	(3,332)	(4,638)	(15,615)
Loans	22,462	—	(18,332)	11,338	—	—	(1,018)	14,450	—
Other secured financings	8,711	—	—	—	(17,525)	39,639	—	30,825	—
Embedded conversion option	9,574	(8,881)	—	—	—	—	—	693	8,881

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2014
During the year ended November 30, 2014, transfers of assets of $139.0 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $30.3 million and commercial mortgage-backed securities of $16.6 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $8.5 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Collateralized debt obligations of $73.0 million which have little to no transparency related to trade activity.

•	Corporate equity securities of $9.7 million due to a lack of observable market transactions.
During the year ended November 30, 2014, transfers of assets of $54.6 million from Level 3 to Level 2 are attributed to:

•	Non-agency residential mortgage-backed securities of $22.4 million for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $3.5 million and investments at fair value of $15.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.9 million and corporate debt securities of $7.5 million due to an increase in observable market transactions.

During the year ended November 30, 2014, there were transfers of loan liabilities of $1.0 million from Level 3 to Level 2 and $3.3 million of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation and an increase in observable inputs used in valuing of derivative contracts, respectively.

Net losses on Level 3 assets were $28.6 million and net losses on Level 3 liabilities were $6.0 million for the year ended November 30, 2014. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain loans and other receivables and residential and commercial mortgage-backed securities, partially offset by increased valuations of certain investments at fair value, certain corporate debt securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreased valuations of the embedded conversion option.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended November 30, 2013 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor
	Nine Months Ended November 30, 2013
	Balance at February 28, 2013	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2013	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2013 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$13,234	$1,551	$3,583	$(7,141)	$—	$—	$(1,343)	$9,884	$(419)
Corporate debt securities	31,820	(2,454)	31,014	(34,125)	—	—	(589)	25,666	(2,749)
Collateralized debt obligations	24,736	(2,309)	45,437	(32,874)	—	—	2,226	37,216	(8,384)
Residential mortgage-backed securities	169,426	(4,897)	89,792	(150,807)	(11,007)	—	12,985	105,492	(6,932)
Commercial mortgage-backed securities	17,794	(4,469)	20,130	(13,538)	(100)	—	(2,249)	17,568	(3,794)
Other asset-backed securities	1,292	(4,535)	105,291	(104,711)	—	—	15,274	12,611	(3,497)
Loans and other receivables	170,986	15,008	287,757	(115,231)	(211,805)	—	(825)	145,890	13,402
Investments, at fair value	39,693	(1,317)	28,515	(102)	(875)	—	1,017	66,931	(1,290)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	1,542	(1,542)	—	—	—	—	—	—	—
Net derivatives (2)	11,185	4,408	—	(300)	(8,515)	—	127	6,905	1,609
Loans	7,398	2,959	(16,027)	28,065	67	—	—	22,462	(2,970)
Other secured financings	—	—	—	—	—	8,711	—	8,711	—
Embedded conversion option (3)	16,488	(6,914)	—	—	—	—	—	9,574	6,914

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

(3)	The embedded conversion option of $16.5 million is at March 1, 2013, upon completion of the Leucadia Transaction (See Note 13.)

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended November 30, 2013

During the nine months ended November 30, 2013, transfers of assets of $82.4 million from Level 2 to Level 3 of the fair value hierarchy are attributed to:

•
Non-agency residential mortgage-backed securities of $58.8 million, and other asset-backed securities of $16.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Loans and other receivables of $0.8 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate equity securities of $2.3 million, corporate debt securities of $0.2 million and investments at fair value of $1.0 million due to a lack of observable market transactions.

•	Collateralized debt obligations of $2.8 million which have little to no transparency in trade activity;

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

•	Collateralized debt obligations of $0.6 million, loans and other receivables of $1.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $3.6 million and corporate debt securities of $0.8 million due to an increase in observable market transactions.

During the nine months ended November 30, 2013, there were no transfers liabilities from Level 2 to Level 3 and $0.1 million transfers of net derivative liabilities from Level 3 to Level 2 due to an increase in observable inputs used in the valuation of certain derivatives contracts.

Net losses on Level 3 assets were $3.4 million and net gains on Level 3 liabilities were $1.1 million for the nine months ended November 30, 2013, respectively. Net losses on Level 3 assets were primarily due to a decrease in valuation of certain corporate debt securities, collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities, partially offset by increased valuations of certain corporate equity securities and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuation of the embedded conversion option, partially offset by increased valuations of certain derivative instruments and loan positions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2013 (in thousands):

	Predecessor
	Three Months Ended February 28, 2013 (1)
	Balance at November 30, 2012	Total gains/ losses (realized and unrealized) (2)	Purchases	Sales	Settlements	Net transfers into/ (out of) Level 3	Balance at February 28, 2013	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2013 (2)
Assets:
Financial instruments owned:
Corporate equity securities	$16,815	$200	$707	$109	$—	$(4,597)	$13,234	$172
Corporate debt securities	3,631	7,836	11,510	(1,918)	—	10,761	31,820	7,833
Collateralized debt obligations	31,255	3,584	4,406	(17,374)	—	2,865	24,736	(1,165)
Residential mortgage-backed securities	156,069	11,906	132,773	(130,143)	(6,057)	4,878	169,426	4,511
Commercial mortgage-backed securities	30,202	(995)	2,280	(2,866)	(1,188)	(9,639)	17,794	(2,059)
Other asset-backed securities	1,114	90	1,627	(1,342)	(19)	(178)	1,292	39
Loans and other receivables	180,393	(8,682)	105,650	(29,828)	(61,407)	(15,140)	170,986	(12,374)
Investments, at fair value	48,879	(756)	5,000	(4,656)	(7,676)	(1,098)	39,693	(473)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$38	$—
Residential mortgage-backed securities	—	25	(73,846)	75,363	—	—	1,542	(19)
Net derivatives (3)	9,188	2,648	—	—	—	(651)	11,185	(2,648)
Loans	1,711	—	(1,711)	7,398	—	—	7,398	—

(1)	There were no issuances during the three months ended February 28, 2013.

(2)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(3)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

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

Net gains on Level 3 assets were $13.2 million and net losses on Level 3 liabilities were $2.7 million for the three months ended February 28, 2013. Net gains on Level 3 assets were primarily due to increased valuations of certain residential mortgage-backed securities, corporate debt securities, collateralized debt obligations and investments at fair value, partially offset by a decrease in valuation of certain loans and other receivables, commercial mortgage-backed securities and investments in managed funds. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2015 and November 30, 2014
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA (a) multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5-$102	$19
Corporate debt securities	$20,257
		Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
Collateralized debt obligations	$49,923	Discounted cash flows
			Constant prepayment rate	5%-20%	13%
			Constant default rate	2%-8%	2%
			Loss severity	25%-90%	52%
			Yield	6%-13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0%-50%	13%
			Constant default rate	1%-9%	3%
			Loss severity	25%-70%	39%
			Yield	1%-9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7%-30%	16%
			Cumulative loss rate	2%-63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6%-8%	7%
			Constant default rate	3%-5%	4%
			Loss severity	55%-75%	62%
			Yield	7%-22%	18%
		Over-collateralization	Over-collateralization percentage	117%-125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99-$100	$99.7
		Market approach	Discount rate/yield	2%-17%	12%
			EBITDA (a) multiple	10	—
		Scenario analysis	Estimated recovery percentage	6%-100%	83%
Derivatives	19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—
			Transaction level	$9,500,000	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-$92.4	$92.1
Investments at fair value
Private equity securities	$7,693	Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79-$100	$82.6
		Market approach	Discount rate/yield	3%-10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-92.4	$92.1
Loans and other receivables	$10,469	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2014
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,814
Non-exchange traded securities		Market approach	EBITDA multiple	3.4 to 4.7	3.6
		Scenario analysis	Estimated recovery percentage	24%	—
Corporate debt securities	$22,766	Convertible bond model	Discount rate/yield	32%	—
Collateralized debt obligations	$41,784	Discounted cash flows	Constant prepayment rate	0% to 20%	13%
			Constant default rate	0% to 2%	2%
			Loss severity	0% to 70%	39%
			Yield	2% to 51%	16%
Residential mortgage-backed securities	$82,557	Discounted cash flows	Constant prepayment rate	1% to 50%	13%
			Constant default rate	1% to 100%	14%
			Loss severity	20% to 80%	50%
			Yield	3% to 13%	7%
Commercial mortgage-backed securities	$26,655	Discounted cash flows	Yield	8% to 12%	11%
			Cumulative loss rate	4% to 72%	15%
		Scenario analysis	Estimated recovery percentage	90%	—
Other asset-backed securities	$2,294	Discounted cash flows	Constant prepayment rate	8%	—
			Constant default rate	3%	—
			Loss severity	70%	—
			Yield	7%	—
Loans and other receivables	$88,154	Comparable pricing	Comparable loan price	$100 to $101	$100.3
		Market approach	Yield	3% to 5%	4%
			EBITDA multiple	3.4 to 8.2	7.6
		Scenario analysis	Estimated recovery percentage	10% to 41%	36%
Derivatives	$54,190
Foreign exchange options		Option Model	Volatility	13% to 23%	17%
Commodity forwards		Discounted cash flows	Discount rate	17%	—
Loan commitments		Comparable pricing	Comparable loan price	$100	—
Investments at fair value	$8,500
Private equity securities		Market approach	Transaction level	$50	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$49,552
FX options		Option model	Volatility	13% to 23%	17%
Unfunded commitments		Comparable pricing	Comparable loan price	$89 to $100	$92.0
			Credit spread	45bps	—
		Market approach	Yield	5%	—
Loans and other receivables	$14,450	Comparable pricing	Comparable loan price	$100	—
Other secured financings	$30,825	Comparable pricing	Comparable loan price	$81 to $100	$98.7
Embedded conversion option	$693	Option valuation model	Historical volatility	19%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2015 and November 30, 2014, asset exclusions consisted of $156.2 million and $137.8 million, respectively, primarily comprised of certain corporate debt and equity securities, investments at fair value, private equity securities, derivative contracts, collateralized debt obligations, sovereign obligations and certain loans and other receivables. At November 30, 2015 and November 30, 2014, liability exclusions consisted of $0.6 million and $0.3 million, respectively of certain corporate debt and equity securities and other secured financings.

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

•
Loans and other receivables, loan and unfunded commitments, total return swaps and other secured financings using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan price in isolation would result in a significantly higher (lower) fair value measurement.

•	Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield of a corporate debt security, loan and other receivable or unfunded commitment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, commercial mortgage-backed securities and loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, corporate debt securities, residential and commercial mortgage-backed securities and other asset-backed securities, commodity forwards and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans and other receivables and loan commitments measured at fair value under the fair value option (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Financial Instruments Owned:
Loans and other receivables	$(17,389)	$(24,785)	$15,327	$3,924
Financial Instruments Sold:
Loans	$(162)	$(585)	$(32)	$—
Loan commitments	7,502	(15,459)	(1,007)	(2,746)
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables measured at fair value under the fair value option (in thousands):

	November 30, 2015	November 30, 2014
Financial Instruments Owned:
Loans and other receivables (1)	$408,369	$403,119
Loans and other receivables greater than 90 days past due (1)	29,720	5,594
Loans and other receivables on nonaccrual status (1) (2)	54,652	(22,360)

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $11.3 million and $0.0 at November 30, 2015 and November 30, 2014, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $307.5 million and $274.6 million at November 30, 2015 and November 30, 2014, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. These assets include goodwill and intangible assets. The following table presents those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment during the years ended November 30, 2015 and November 30, 2014 (in thousands):

	Carrying Value at November 30, 2015	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2015
Futures Reporting Unit (1):
Exchange ownership interests (2)	$4,178	$4,178	$—	$1,289

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Carrying Value at November 30, 2014	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2014
Futures Reporting Unit (1):
Exchange ownership interests (2)	$5,608	$5,608	$—	$178
Goodwill (3)	—	—	—	51,900
Intangible assets (4)	—	—	—	7,534

International Asset Management Reporting Unit (5):
Goodwill (6)	$—	$—	$—	$2,100
Intangible assets (7)	—	—	—	60

(1)
Given management’s decision to pursue strategic alternatives for our Futures business, including possible disposal, as a result of recent operating performance and margin challenges experienced by the business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2015 and November 30, 2014, respectively. (See Note 11, Goodwill and Other Intangible Assets.)

(2)
Exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, were written down to their fair value during the year ended November 30, 2015 and the year ended November 30, 2014 resulting in impairment losses of $1.3 million and $0.2 million, respectively, recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership.

(3)
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

(4)
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

(5)
Given management’s decision to liquidate our International Asset Management business, an impairment analysis of the carrying amounts of goodwill, intangible assets and certain other assets employed directly by the business was performed at November 30, 2014. (See Note 11, Goodwill and Other Intangible Assets.)

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

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the year ended November 30, 2015 and the year ended November 30, 2014. There were no liabilities measured at fair value on a non-recurring basis during the year ended November 30, 2015 and the year ended November 30, 2014. There were no significant assets or liabilities measured at fair value on a non-recurring basis during the nine months ended November 30, 2013, the three months ended February 28, 2013.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the fair values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon our consolidated financial statements.
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Net realized and unrealized gains and losses are recognized in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis and as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. Acting in a trading capacity, we may enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. (See Note 5, Fair Value Disclosures, and Note 20, Commitments, Contingencies and Guarantees for additional disclosures about derivative financial instruments.)
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
The following tables present the fair value and related number of derivative contracts at November 30, 2015 and November 30, 2014 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$998	52,605	$364	70,672
Cleared OTC	2,213,730	2,742	2,202,836	2,869
Bilateral OTC	695,365	1,401	646,758	1,363
Foreign exchange contracts:
Exchange-traded	—	441	—	112
Bilateral OTC	472,544	7,675	470,649	7,292
Equity contracts:
Exchange-traded	955,287	3,054,315	1,004,699	2,943,657
Bilateral OTC	61,004	1,039	81,085	1,070
Commodity contracts:
Exchange-traded	—	1,726	—	1,684
Credit contracts:
Cleared OTC	621	39	841	44
Bilateral OTC	16,977	100	59,314	135
Total gross derivative assets/ liabilities:
Exchange-traded	956,285		1,005,063
Cleared OTC	2,214,351		2,203,677
Bilateral OTC	1,245,890		1,257,806
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(938,482)		(938,482)
Cleared OTC	(2,184,438)		(2,184,438)
Bilateral OTC	(1,042,526)		(1,135,078)
Net amounts per Consolidated Statements of Financial Condition (3)	$251,080		$208,548

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents net unrealized and realized gains (losses) on derivative contracts:

	Successor			Predecessor
Gains (Losses)	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Interest rate contracts	$(37,601)	$(149,587)	$132,397	$45,875
Foreign exchange contracts	36,101	39,872	5,514	12,228
Equity contracts	(137,636)	(327,978)	(21,216)	(20,938)
Commodity contracts	21,409	58,746	45,546	19,585
Credit contracts	(14,397)	(23,934)	(18,098)	(3,886)
Total	$(132,124)	$(402,881)	$144,143	$52,864
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2015 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$4,628	$14,713	$—	$—	$19,341
Equity swaps and options	26,278	7,112	—	(3,782)	29,608
Credit default swaps	—	6,022	—	(2,839)	3,183
Total return swaps	8,648	252	—	(1)	8,899
Foreign currency forwards, swaps and options	82,382	15,780	—	(7,462)	90,700
Interest rate swaps, options and forwards	57,655	158,874	63,816	(43,881)	236,464
Total	$179,591	$202,753	$63,816	$(57,965)	388,195
Cross product counterparty netting					(13,063)
Total OTC derivative assets included in Financial instruments owned					$375,132

(1)	At November 30, 2015, we held exchange traded derivative assets and other credit agreements with a fair value of $20.4 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At November 30, 2015, cash collateral received was $144.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$4,628	$—	$—	$—	$4,628
Equity swaps and options	4,880	28,516	3,046	(3,782)	32,660
Credit default swaps	—	2,628	31,982	(2,839)	31,771
Total return swaps	22,644	774	2,540	(1)	25,957
Foreign currency forwards, swaps and options	98,726	12,255	—	(7,462)	103,519
Fixed income forwards	2,522	—	—	—	2,522
Interest rate swaps, options and forwards	41,938	91,139	89,934	(43,881)	179,130
Total	$175,338	$135,312	$127,502	$(57,965)	380,187
Cross product counterparty netting					(13,063)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$367,124

(1)	At November 30, 2015, we held exchange traded derivative liabilities and other credit agreements with a fair value of $78.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At November 30, 2015, cash collateral pledged was $237.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At November 30, 2015, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$188,146
BBB- to BBB+	76,471
BB+ or lower	50,581
Unrated	59,934
Total	$375,132

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2015 and November 30, 2014 is $114.5 million and $269.0 million, respectively, for which we have posted collateral of $97.2 million and $234.6 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2015 and November 30, 2014, we would have been required to post an additional $19.7 million and $55.1 million, respectively, of collateral to our counterparties.

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged and remaining contractual maturity at November 30, 2015 (in thousands):

	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,195,912	$275,880	$2,471,792
Corporate debt securities	748,405	1,752,222	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,006,081	12,041,064
Municipal securities	—	357,350	357,350
Sovereign obligations	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$2,979,300	$20,195,982	$23,175,282

	Contractual Maturity
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$483,624	$2,979,300
Repurchase agreements	7,850,791	5,218,059	5,291,729	1,835,403	20,195,982
Total	$9,373,266	$5,218,059	$6,264,930	$2,319,027	$23,175,282
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2015 and November 30, 2014, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.2 billion and $25.8 billion, respectively. At November 30, 2015 and November 30, 2014, a substantial portion of the securities received by us had been sold or repledged.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	November 30, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	14,048,860	(10,191,554)	3,857,306	(83,452)	(3,745,215)	28,639
Liabilities
Securities lending arrangements	$2,979,300	$—	$2,979,300	$(478,991)	$(2,464,395)	$35,914
Repurchase agreements	20,195,982	(10,191,554)	10,004,428	(83,452)	(8,103,468)	1,817,508

	November 30, 2014
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,853,103	$—	$6,853,103	$(680,222)	$(1,274,196)	$4,898,685
Reverse repurchase agreements	14,059,133	(10,132,275)	3,926,858	(634,568)	(3,248,817)	43,473
Liabilities
Securities lending arrangements	$2,598,487	$—	$2,598,487	$(680,222)	$(1,883,140)	$35,125
Repurchase agreements	20,804,432	(10,132,275)	10,672,157	(634,568)	(8,810,770)	1,226,819

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)
Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(3)
Amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not yet determined the agreements to be legally enforceable.

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

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $751.1 million and $3,444.7 million at November 30, 2015 and November 30, 2014, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers, and with the Commodity Exchange Act, which subjected Jefferies as an FCM to segregation requirements. During October 2015, Jefferies ceased being a full service FCM. As a result, Jefferies no longer carries customer or proprietary accounts or holds any customer monies or funds.

Note 8. Securitization Activities
We engage in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of variable interest entities; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 9, Variable Interest Entities, for further discussion on variable interest entities and our determination of the primary beneficiary.
We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or collateralized loan obligations), which are included within Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Transferred assets	$5,770.5	$6,112.6	$4,592.5	$2,735.2
Proceeds on new securitizations	5,811.3	6,221.1	4,609.0	2,751.3
Cash flows received on retained interests	31.2	46.3	35.6	32.3

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2015 and November 30, 2014.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$10,901.9	$203.6
U.S. government agency commercial mortgage-backed securities	2,313.4	87.2
Collateralized loan obligations	4,538.4	51.5
Consumer and other loans	655.0	31.0

	November 30, 2014
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$19,196.9	$226.9
U.S. government agency commercial mortgage-backed securities	5,848.5	204.7
Collateralized loan obligations	4,511.8	108.4
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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-marking activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 9, Variable Interest Entities.
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying value of assets and liabilities resulting from transfers of financial assets treated as secured financings was $0.0 and $0.0, respectively, at November 30, 2015 and $7.8 million and $7.8 million, respectively, at November 30, 2014. The related liabilities do not have recourse to our general credit.

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2015 and November 30, 2014 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30, 2015		November 30, 2014
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$0.5	$0.2	$—	$0.2
Financial instruments owned	68.3	0.3	62.7	0.3
Securities purchased under agreement to resell (1)	717.3	—	575.2	—
Fees, interest and other receivables	0.3	—	0.4	—
	$786.4	$0.5	$638.3	$0.5
Other secured financings (2)	$785.0	$—	$637.7	$—
Other liabilities	1.4	0.2	0.6	0.2
	$786.4	$0.2	$638.3	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $22.1 million and $39.7 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at November 30, 2015 and November 30, 2014, respectively.

Securitization Vehicles. We are the primary beneficiary of securitization vehicles associated with our financing of consumer and small business loans. In the creation of the securitization vehicles, we were involved in the decisions made during the establishment and design of the entities and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIEs consist of the small business loans and term loans backed by consumer installment receivables, which are available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIEs do not have recourse to our general credit and the assets of the VIEs are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Asset management vehicles	0.5	—	0.5	45.5
Private equity vehicles	27.3	—	40.7	80.8
Total	$289.7	$0.2	$1,345.1	$7,628.0

	November 30, 2014
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets
Collateralized loan obligations	$134.0	$—	$926.9	$7,737.1
Consumer loan vehicles	170.6	—	797.8	485.2
Asset management vehicle	11.3	—	11.3	432.3
Private equity vehicles	44.3	—	59.2	92.8
Total	$360.2	$—	$1,795.2	$8,747.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with collateralized loan obligations where we have been involved in providing underwriting and/or advisory services consist of the following:

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
Private Equity Vehicles. On July 26, 2010, we committed to invest equity of up to $75.0 million in Jefferies SBI USA Fund L.P. (the “SBI USA Fund L.P.”). At November 30, 2015 and November 30, 2014, we funded approximately $64.6 million and $60.1 million, respectively, of our commitment. The carrying amount of our equity investment was $26.2 million and $43.1 million at November 30, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity commitment. The SBI USA Fund L.P. has assets consisting primarily of private equity and equity related investments.
We have a variable interest in Jefferies Employees Partners IV, LLC (“JEP IV”) consisting of an equity investment. The carrying amount of our equity investment was $1.1 million and $1.2 million at November 30, 2015 and November 30, 2014, respectively. Our exposure to loss is limited to our equity investment. JEP IV has assets consisting primarily of private equity and equity related investments.
We have provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. At November 30, 2015, the carrying value and maximum exposure to loss of the guarantee was $11,000 and $3.0 million, respectively. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

At November 30, 2015 and November 30, 2014, we held $3,359.1 million and $3,186.9 million of agency mortgage-backed securities, respectively, and $630.5 million and $1,120.0 million of nonagency mortgage- and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At November 30, 2015, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At November 30, 2015, we have funded $497.4 million of our $600.0 million commitment, leaving $102.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. During the year ended November 30, 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $500.0 million, at November 30, 2015. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2015 and November 30, 2014, we have funded $19.3 million and $0.0, respectively, of each of our $250.0 million and $350.0 million commitments, respectively. During the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 , we earned interest income of $0.9 million, $2.0 million, $1.5 million and $4.1 million, respectively, and unfunded commitment fees of $1.6 million, $1.9 million, $1.2 million and $0.3 million, respectively, which are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.
The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30, 2015	November 30, 2014
Total assets	$7,292.1	$5,954.0
Total liabilities	6,297.3	4,961.7
Total equity	994.8	992.3
Our total equity balance	497.4	496.0
Separate financial statements for Jefferies Finance are included in this Annual Report on Form 10-K. The net earnings of Jefferies Finance were $83.4 million and $138.6 million and $132.7 million for the year ended November 30, 2015, the year ended November 30, 2014 and the year ended November 30, 2013, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned net underwriting fees of $122.7 million, $199.5 million, $125.8 million during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively, and $39.9 million during the three months ended February 28, 2013, which are recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $5.9 million, $10.6 million, $12.0 million during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively, and $0.8 million during the three months ended February 28, 2013, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $6.2 million, $4.6 million and $1.9 million during the year ended November 30, 2015, the year ended November 30, 2014 and the year ended November 30, 2013, respectively, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At November 30, 2015 and November 30, 2014, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and have provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLOs. We have recognized revenue of $0.0 and $0.7 million during the year ended November 30, 2015 and the year ended November 30, 2014, respectively, relating to the derivative contracts.
We acted as underwriter in connection with debt issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million, $7.7 million and $6.0 million during the year ended November 30, 2015, the year ended November 30, 2014, and the year ended November 30, 2013, respectively.
Under a service agreement, we charged Jefferies Finance $51.7 million, $41.6 million and $14.2 million for services provided during the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013 respectively, and $15.7 million during the three months ended February 28, 2013. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $7.8 million and $41.5 million at November 30, 2015 and November 30, 2014, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At November 30, 2015 and November 30, 2014, we had funded $207.4 million and $200.9 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	November 30, 2015	November 30, 2014
Total assets	$2,069.1	$1,502.8
Total liabilities	1,469.8	964.5
Total equity	599.3	538.3
Our total equity balance	290.7	261.1
Separate financial statements for Jefferies LoanCore are included in this Annual Report on Form 10-K. The net earnings of Jefferies LoanCore were $79.0 million, $38.7 million and $85.1 million for the year ended November 30, 2015, the year ended November 30, 2014, and the year ended November 30, 2013, respectively.
Under a service agreement, we charged Jefferies LoanCore $0.2 million, $0.1 million and $0.5 million for the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively and $0.6 million during . the three months ended February 28, 2013 for administrative services. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $15,800 and $8,900 at November 30, 2015 and November 30, 2014, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $1.6 million and $1.6 million during the year ended November 30, 2015 and year ended November 30, 2014, respectively.
On derivative transactions with Jefferies LoanCore, we recognized a net gain of $3.6 million during the nine months ended November 30, 2013 and a net gain of $0.2 million during the three months ended February 28, 2013, which are included in Principal transactions revenue on the Consolidated Statements of Earnings.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $29.7 million and $48.9 million at November 30, 2015 and November 30, 2014, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $24.3 million and $10.3 million for the year ended November 30, 2015 and the year ended November 30, 2014, respectively and gains of $2.1 million and losses of $3.9 million during the nine months ended November 30, 2013, and the three months ended February 28, 2013, respectively, which are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

At November 30, 2015 and November 30, 2014, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2015, our unfunded commitment relating to JCP Fund V was $11.8 million.

The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	September 30, 2015 (1)	December 31, 2014 (1)
Total assets	$84,417	$73,261
Total liabilities	75	66
Total partners' capital	84,342	73,195

	Nine Months Ended September 30, 2015 (1)	Three Months Ended December 30, 2014 (1)	Nine Months Ended September 30, 2014 (1)	Three Months Ended December 30, 2013 (1)	Nine Months Ended September 30, 2013 (1)	Three Months Ended December 30, 2012 (1)
Net increase (decrease) in net assets resulting from operations	$(1,751)	$(65,700)	$(24,239)	$(2,947)	$8,416	$(8,690)

(1)
Financial information for JCP Fund V within our consolidated financial statements at November 30, 2015 and November 30, 2014 and for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013 is included based on the presented periods.

Note 11. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	November 30, 2015	November 30, 2014
Capital Markets	$1,653,588	$1,659,636
Asset Management	3,000	3,000
Total goodwill	$1,656,588	$1,662,636
The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30, 2015	Year Ended November 30, 2014
Balance, at beginning of period	$1,662,636	$1,722,346
Impairment loss (1)	—	(54,000)
Purchase accounting adjustments (2)	(1,959)	—
Translation adjustments	(4,089)	(5,710)
Balance, at end of period	$1,656,588	$1,662,636

(1)
Activity for the year ended November 30, 2014 represents impairment losses of $51.9 million related to our Futures reporting unit and $2.1 million related to our International Asset Management business.

(2)
During the year ended November 30, 2015, we have made correcting adjustments to decrease goodwill by $2.0 million. Goodwill has been overstated in the historical financial statements since the Leucadia Transaction. Financial instruments owned and Accrued expenses and other liabilities have been understated, while the net deferred tax asset and net income tax receivable, both of which are presented within Other assets on the face of the consolidated statements of financial condition, have been overstated. We do not believe this misstatement is material to our financial statements for any previously reported period.

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
Our annual goodwill impairment testing at August 1, 2015 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At November 30, 2015, goodwill allocated to these reporting units is $1,653.6 million of total goodwill of $1,656.6 million. For the remaining less significant reporting units, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.
Intangible Assets
The following tables present the gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2015 and November 30, 2014 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015					Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$127,667	$—	$—	$(34,754)	$92,913	12.9
Trade name	131,288	—	—	(10,315)	120,973	32.3
Exchange and clearing organization membership interests and registrations	14,413	(1,227)	(1,289)	—	11,897	N/A
	$273,368	$(1,227)	$(1,289)	$(45,069)	$225,783

	November 30, 2014				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (2)	$135,926	$(7,603)	$(26,402)	$101,921	13.7
Trade name	132,009	—	(6,677)	125,332	33.3
Exchange and clearing organization membership interests and registrations	14,706	(178)	—	14,528	N/A
	$282,641	$(7,781)	$(33,079)	$241,781

(1)    Activity is related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.
(2)    Impairment losses are related to the Futures reporting unit. The impairment charge is included within Other expenses in the Consolidated Statements of Earnings.
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2015. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as all other membership interests and registrations related to the Bache business. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In applying our quantitative assessment at August 1, 2014 we recognized an impairment loss of $178,000 on certain exchange memberships based on a decline in fair value as observed based on quoted sales prices.
As a result of management’s decisions during the fourth quarter of 2014 to pursue strategic alternatives for our Futures business and to liquidate our International Asset Management business, we performed additional impairment testing of indefinite- and finite-life intangible assets that are associated with those reporting units. Estimating the fair value of customer relationship intangible assets using a discounted cash flow methodology, we recognized impairment losses at November 30, 2014 of $7.5 million and $0.1 million in our Futures business and our International Asset Management business, respectively, which are recognized in Other expenses on the Consolidated Statement of Earnings.
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $12.2 million for the year ended November 30, 2015, $12.8 million for the year ended November 30, 2014, $20.5 million for the nine months ended November 30, 2013 and $0.4 million for the three months ended February 28, 2013. These expenses are included in Other expenses on the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ended November 30, 2016	$12,198
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198

Note 12. Short-Term Borrowings
Short-term borrowings at November 30, 2015 and November 30, 2014 include bank loans that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	November 30, 2015	November 30, 2014
Bank loans	$262,000	$12,000
Secured revolving loan facility	48,659	—
Committed revolving credit facility	—	—
	$310,659	$12,000
At November 30, 2015, the interest rate on short-term borrowings outstanding is 0.85% per annum. Average daily short-term borrowings outstanding were $65.3 million for the year ended November 30, 2015 and $81.7 million for the year ended November 30, 2014. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate.

On October 29, 2015, we entered into a secured revolving loan facility (“Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Loan Facility agreement.

On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility was six months after the closing date, but could be extended for an additional six months upon our request and at the lender's discretion. On October 22, 2015, we amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon our request and at the lender's discretion.The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2015, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 13. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2015	November 30, 2014
Unsecured Long-Term Debt
3.875% Senior Notes, due November 9, 2015 (effective interest rate of 2.17%)	$—	$507,944
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	353,025	363,229
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	830,298	842,359
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	806,125	832,797
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	527,606	620,725
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	838,765	853,091
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,779	4,379
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	620,890	623,311
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	379,711	381,515
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	347,307	349,261
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,730	513,046
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,656	421,960
	$5,641,892	$6,313,617
Secured Long-Term Debt
Credit facility	—	170,000
	$5,641,892	$6,483,617

(1)
The value of the 3.875% Convertible Senior debentures at November 30, 2015 and November 30, 2014 includes the fair value of the conversion feature of $0.0 million and $0.7 million, respectively. The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the year ended November 30, 2015 and amounted to a gain of $8.9 million for the year ended November 30, 2014.

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

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At December 10, 2015, each $1,000 debenture is currently convertible into 22.4574 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.53 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceeds $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Secured Long-Term Debt – On August 26, 2011, we entered into a committed senior secured revolving credit facility (“Credit Facility”) with a group of commercial banks in U.S. dollars, Euros and Sterling, for an aggregate committed amount of $950.0 million with availability subject to one or more borrowing bases and of which $250.0 million could be borrowed without a borrowing base requirement. On June 26, 2014, we amended and restated the Credit Facility for three years and reduced the committed amount to $750.0 million. The borrowers under the Credit Facility were Jefferies Bache Financial Services, Inc., Jefferies Bache, LLC and Jefferies Bache Limited, with a guarantee from Jefferies Group LLC. On September 1, 2014, Jefferies Bache, LLC merged with and into Jefferies. Jefferies was the surviving entity, and therefore, was a borrower under the Credit Facility. The Credit Facility contained certain financial covenants, including, but not limited to, restrictions on future indebtedness of our subsidiaries, minimum tangible net worth and liquidity requirements and minimum capital requirements. Interest was based on, in the case of U.S. dollar borrowings, the Federal funds rate or the London Interbank Offered Rate or, in the case of Euro and Sterling borrowings, the Euro Interbank Offered Rate and the London Interbank Offered Rate, respectively. The obligations of each borrower under the Credit Facility were secured by substantially all the assets of such borrower, but none of the borrowers was responsible for any obligations of any other borrower. At November 30, 2014, borrowings under the Credit Facility were denominated in U.S. dollars and we were in compliance with debt covenants under the Credit Facility. We terminated the Credit Facility on July 31, 2015, due to the exiting of the Bache business. For further information with respect to the Credit Facility, refer to Note 24, Exit Costs.

Note 14. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at November 30, 2015 and November 30, 2014 (in thousands):

	November 30, 2015	November 30, 2014
Global Equity Event Opportunity Fund, LLC (1)	$26,292	$33,303
Other	1,176	5,545
Noncontrolling interests	$27,468	$38,848

(1)	Noncontrolling interests attributed to Leucadia were $26.3 million and $25.4 million at November 30, 2015 and November 30, 2014, respectively.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not make any contributions to the U.S. Pension Plan during the year ended November 30, 2015. We expect to contribute approximately $3.0 million to the plan during the year ended November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$55,262	$48,255
Service cost	250	250
Interest cost	2,340	2,429
Actuarial losses	4,280	5,834
Administrative expenses paid	(359)	(196)
Benefits paid	(729)	(1,310)
Settlements	(2,714)	—
Projected benefit obligation, end of period	$58,330	$55,262
Change in plan assets:
Fair value of assets, beginning of period	$51,085	$47,416
Benefit payments made	(729)	(1,310)
Administrative expenses paid	(359)	(196)
Actual return on plan assets	(252)	5,175
Settlements	(2,714)	—
Fair value of assets, end of period	$47,031	$51,085
Funded status at end of period	$(11,299)	$(4,177)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2015	2014
Consolidated statements of financial condition:
Liabilities	$(11,299)	$(4,177)
Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(5,255)	$2,390

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$250	$250	$225
Interest cost on projected benefit obligation	2,340	2,429	2,201
Expected return on plan assets	(3,357)	(3,125)	(2,698)
Net amortization	—	(94)	326
Settlement losses	244	—	—
Net periodic pension cost	$(523)	$(540)	$54

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2015	2014	2013
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$7,890	$3,784	$(9,419)
Amortization of net loss	—	94	(326)
Settlements during the period	(244)	—	—
Total recognized in Other comprehensive income	7,646	3,878	(9,745)
Net amount recognized in net periodic benefit cost and Other comprehensive income	$7,123	$3,338	$(9,691)

The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	2015	2014	2013
Discount rate used to determine benefit obligation	4.10%	4.30%	5.10%
Weighted average assumptions used to determine net pension cost:
Discount rate	4.30%	5.10%	4.40%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2016	$2,103
2017	1,828
2018	2,163
2019	3,046
2020	2,448
2021 through 2025	21,085

Plan Assets - The following tables present the fair value of plan assets by level within the fair value hierarchy (in thousands):

	At November 30, 2015
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$487	$—	$487
Listed equity securities (2)	29,156	—	29,156
Fixed income securities:
Corporate debt securities	—	6,598	6,598
Foreign corporate debt securities	—	2,140	2,140
U.S. government securities	3,975	—	3,975
Agency mortgage-backed securities	—	3,504	3,504
Commercial mortgage-backed securities	—	425	425
Asset-backed securities	—	746	746
	$33,618	$13,413	$47,031

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	At November 30, 2014
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$373	$—	$373
Listed equity securities (2)	31,327	—	31,327
Fixed income securities:
Corporate debt securities	—	6,482	6,482
Foreign corporate debt securities	—	1,321	1,321
U.S. government securities	5,929	—	5,929
Agency mortgage-backed securities	—	3,883	3,883
Commercial mortgage-backed securities.	—	1,080	1,080
Asset-backed securities	—	690	690
	$37,629	$13,456	$51,085

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.
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

◦
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

◦	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.
Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by the Administrative Committee of the U.S. Pension Plan. Because the U.S. Pension Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation which includes adequate diversification among assets classes.
The target allocation of plan assets for 2016 is approximately 50% equities and 50% fixed income securities. The target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve the plan’s investment objective and to minimize any concentration of investment risk. The Administrative Committee evaluates the asset allocation strategy and adjusts the allocation if warranted based upon market conditions and the impact of the investment strategy on future contribution requirements. The expected long-term rate of return assumption is based on an analysis of historical experience of the portfolio and the summation of prospective returns for each asset class in proportion to the fund’s current asset allocation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.3 million and $18.1 million at November 30, 2015 and November 30, 2014, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2015 and November 30, 2014.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$28,434	$26,368
Service cost	—	40
Interest cost	523	801
Actuarial losses	(40)	4,631
Benefits paid	(1,069)	(1,193)
Currency adjustment	(4,303)	(2,213)
Projected benefit obligation, end of period	$23,545	$28,434
Funded status at end of period	$(23,545)	$(28,434)
Th

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2015	2014
Consolidated statements of financial condition:
Liabilities	$23,545	$28,434
Accumulated other comprehensive income (loss), before taxes:
Net gain (loss)	$(4,917)	$(5,281)

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables summarize the components of net periodic pension cost and other amounts recognized in other comprehensive income excluding taxes (in thousands):

	Year Ended November 30,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$—	$40	$67
Interest cost on projected benefit obligation	523	801	902
Net amortization	325	244	179
Net periodic pension cost	$848	$1,085	$1,148

	Year Ended November 30,
	2015	2014	2013
Amounts recognized in other comprehensive income:
Net (gain) loss arising during the period	$(39)	$4,631	$1,033
Amortization of net loss	(325)	(244)	(179)
Total recognized in Other comprehensive income	$(364)	$4,387	$854
Net amount recognized in net periodic benefit cost and Other comprehensive income	$484	$5,472	$2,002

The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,
	2015	2014
Projected benefit obligation:
Discount rate	2.20%	2.10%
Rate of compensation increase (1)	N/A	3.00%
Net periodic pension benefit cost:
Discount rate	2.10%	3.40%
Rate of compensation increase (1)	N/A	3.00%
(1)    There were no active participants of the pension plan at November 30, 2015.
Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2016	$1,143
2017	1,124
2018	1,133
2019	1,110
2020	1,159
2021 through 2025	5,831

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Components of compensation cost:
Restricted cash awards	$249.2	$193.7	$164.4	48.2
Restricted stock and RSUs (1)	57.9	84.5	64.4	22.3
Profit sharing plan	6.1	6.1	3.2	2.6
Total compensation cost	$313.2	$284.3	$232.0	$73.1

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $399,000 for the year ended November 30, 2015, $268,000 for the year ended November 30, 2014, $111,000 and $72,000 for the nine months ended November 30, 2013 and three months ended February 28, 2013, respectively.

Remaining unamortized amounts related to certain compensation plans at November 30, 2015 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$32.1	2
Restricted cash awards	258.3	3
Total	$290.4

In December 2015, we approved approximately $318.7 million of restricted cash awards related to the 2015 performance year that contain a future service requirement. Absent estimated or actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30, 2015	Year Ended November 30, 2016	Year Ended November 30, 2017	Thereafter	Total
Restricted cash awards	$61.6	$61.6	$61.6	$133.9	$318.7
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

for shares of Leucadia at the Exchange Ratio, with all such awards subject to the same terms and conditions that previously existed (except for the elimination of fractional shares).
Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with both performance and service conditions, and are amortized over the service period if we determine that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 and 2014 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that will vest.
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
Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares and, prior to the Leucadia Transaction, in Jefferies Group, Inc. common stock, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. In connection with the transaction with Leucadia on March 1, 2013, the Deferred Compensation Plan was amended and deferrals denominated as Deferred Compensation Plan shares became settleable by delivery of Leucadia common shares. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferral compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
Profit Sharing Plan. We have a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

Restricted Cash Awards. We provide compensation to new and existing employees in the form of loans and/or other cash awards which are subject to ratable vesting terms with service requirements. We amortize these awards to compensation expense over the relevant service period, which is generally considered to start at the beginning of the annual compensation year.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 17. Non-interest Expenses
The following table presents the components of non-interest expenses (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Non-interest expenses:
Compensation and benefits	$1,467,131	$1,698,530	$1,213,908	$474,217
Non-compensation expenses:
Floor brokerage and clearing fees	199,780	215,329	150,774	46,155
Technology and communications	313,044	268,212	193,683	59,878
Occupancy and equipment rental	101,138	107,767	86,701	24,309
Business development	105,963	106,984	63,115	24,927
Professional services	103,972	109,601	72,802	24,135
Bad debt provision (1)	(396)	55,355	179	1,945
Goodwill impairment (2)	—	54,000	—	—
Intangible assets amortization and impairment (3)	13,487	20,569	20,784	384
Other	56,895	50,770	71,072	12,146
Total non-compensation expenses	893,883	988,587	659,110	193,879
Total non-interest expenses	$2,361,014	$2,687,117	$1,873,018	$668,096

(1)
During the year ended November 30, 2015, we released $4.4 million in reserves related to the resolution of bankruptcy claims against Lehman Brothers Holdings, Inc. During the fourth quarter of 2014, we recognized a bad debt provision, which primarily relates to a receivable of $52.3 million from a client to which we provided futures clearing and execution services, which declared bankruptcy.

(2)
Goodwill impairment losses of $51.9 million and $2.1 million at November 30, 2014 were recognized in the Futures and International Asset Management reporting units at November 30, 2014, respectively. (See Note 11, Goodwill and Other Intangible Assets for further information.)

(3)
The amount for the year ended November 30, 2015 includes an impairment loss of $1.3 million on certain exchange memberships based on a decline in fair value at August 1, 2015. The amount for the year ended November 30, 2014 includes impairment losses at November 30, 2014 of $7.5 million and $0.1 million in the Futures business and the International Asset Management business, respectively. (See Note 11, Goodwill and Other Intangible Assets for further information.)

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 18. Earnings per Share
Earnings per share data is not provided for periods subsequent to March 1, 2013, the date we became a limited liability company and wholly-owned subsidiary of Leucadia. The following is a reconciliation of the numerators and denominators of the Basic and Diluted earnings per common share computations for the three months ended February 28, 2013 (in thousands, except per share amounts):

Predecessor
Three Months Ended February 28, 2013
Earnings for basic earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704
Net earnings to common shareholders	80,138
Less: Allocation of earnings to participating securities (1)	5,890
Net earnings available to common shareholders	$74,248
Earnings for diluted earnings per common share:
Net earnings	$90,842
Net earnings to noncontrolling interests	10,704
Net earnings to common shareholders	80,138
Add: Mandatorily redeemable convertible preferred stock dividends	1,016
Less: Allocation of earnings to participating securities (1)	5,882
Net earnings available to common shareholders	$75,272
Shares:
Average common shares used in basic computation	213,732
Stock options	2
Mandatorily redeemable convertible preferred stock	4,110
Average common shares used in diluted computation	217,844
Earnings per common share:
Basic	$0.35
Diluted	$0.35
Dividends:
Dividends declared per share of common stock	$0.075

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

Our ability to pay distributions to Leucadia is subject to the restrictions set forth in certain financial covenants associated with the governing provisions of the Delaware Limited Liability Company Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 19. Income Taxes

Total income taxes were allocated as follows (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Income tax expense	$18,898	$142,061	$94,686	$48,645
Stockholders’ equity, for compensation expense for tax purposes (in excess of)/less than amounts recognized for financial reporting purposes	$5,935	$(1,276)	$(2,873)	$17,965

The provision for income tax expense consists of the following components (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Current:
U.S. Federal	$(45,007)	$4,335	$50,089	$22,936
U.S. state and local	(28,260)	4,056	6,263	(3,176)
Foreign	3,369	11,475	7,050	(1,950)
	(69,898)	19,866	63,402	17,810
Deferred:
U.S. Federal	74,085	87,293	25,262	17,392
U.S. state and local	22,811	27,181	8,868	9,761
Foreign	(8,100)	7,721	(2,846)	3,682
	88,796	122,195	31,284	30,835
	$18,898	$142,061	$94,686	$48,645

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor						Predecessor
	Year Ended November 30, 2015		Year Ended November 30, 2014		Nine Months Ended November 30, 2013		Three Months Ended February 28, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$39,979	35.0%	$106,058	35.0%	$92,504	35.0%	$48,820	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	(3,542)	(3.1)	20,304	6.7	9,835	3.7	4,280	3.1
Income allocated to Noncontrolling interest, not subject to tax	(628)	(0.5)	(1,190)	(0.4)	(2,946)	(1.1)	(3,553)	(2.5)
Foreign rate differential	(10,130)	(8.9)	(9,024)	(2.9)	(4,750)	(1.8)	(2,993)	(2.2)
Tax exempt income	(6,789)	(5.9)	(6,746)	(2.2)	(3,742)	(1.4)	(1,003)	(0.7)
Non deductible settlements	—	—	3,850	1.3	4,900	1.9	—	—
Valuation allowance related to Futures business	—	—	4,655	1.5	—	—	—	—
Goodwill impairment	—	—	13,619	4.5	—	—	—	—
Foreign tax credits	(7,240)	(6.3)	(3,149)	(1.0)	—	—	—	—
Non-deductible Bache Wind down Costs	3,225	2.8	—	—	—	—	—	—
Meals & entertainment	5,232	4.6	4,103	1.4	2,908	1.1	890	0.6
Other, net	(1,209)	(1.2)	9,581	3.0	(4,023)	(1.6)	2,204	1.6
Total income taxes	$18,898	16.5%	$142,061	46.9%	$94,686	35.8%	$48,645	34.9%
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Balance at beginning of period	$126,662	$126,844	$129,010	$110,539
Increases based on tax positions related to the current period	—	4,831	8,748	7,185
Increases based on tax positions related to prior periods	2,818	1,624	7,383	15,356
Decreases based on tax positions related to prior periods	(3,883)	(1,709)	(18,297)	(4,070)
Decreases related to settlements with taxing authorities	(17,695)	(4,928)	—	—
Balance at end of period	$107,902	$126,662	$126,844	$129,010
The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $71.9 million and $84.5 million (net of federal benefits of taxes) at November 30, 2015 and November 30, 2014, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $2.2 million, $7.7 million and $5.8 million for the year ended November 30, 2015, the year ended November 30, 2014 and the nine months ended November 30, 2013, respectively. For the three months ended February 28, 2013, interest expense was $1.8 million. At November 30, 2015 and November 30, 2014, we had interest accrued of approximately $32.8 million and $30.6 million, respectively, included in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2015 and November 30, 2014.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30, 2015	November 30, 2014
Deferred tax assets:
Compensation and benefits	$253,291	$302,072
Net operating loss	14,985	17,830
Long-term debt	95,765	140,685
Accrued expenses and other	106,136	89,273
Sub-total	470,177	549,860
Valuation allowance	(13,337)	(13,069)
Total deferred tax assets	456,840	536,791
Deferred tax liabilities:
Amortization of intangibles	103,560	97,268
Other	26,345	26,454
Total deferred tax liabilities	129,905	123,722
Net deferred tax asset, included in Other assets	$326,935	$413,069
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $326.9 million is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.

At November 30, 2015, we had gross net operating loss carryforwards in Asia, primarily Japan, and in Europe, primarily the United Kingdom (“U.K.”), of approximately $74.4 million, in aggregate. The Japanese losses begin to expire in the year 2018, while the U.K. losses have an unlimited carryforward period. A deferred tax asset of $1.3 million related to net operating losses in Asia has been fully offset by a valuation allowance while a $5.9 million deferred tax asset related to net operating losses in Europe has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2015, there is a net current tax receivable of $109.5 million from Leucadia.
At November 30, 2015 and November 30, 2014, we had approximately $205.0 million and $171.0 million, respectively, of earnings attributable to foreign subsidiaries for which no U.S. Federal income tax provision has been recorded. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, a deferred tax liability of approximately $59.0 million and $46.0 million has not been recorded with respect to these earnings at November 30, 2015 and November 30, 2014, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $3.8 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jurisdiction	Tax Year
United States	2007
California	2006
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014

Note 20. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at November 30, 2015 (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$9.5	$—	$—	$15.8	$189.5	$214.8
Loan commitments (1)	247.3	170.7	81.4	—	—	499.4
Mortgage-related and other purchase commitments	1,571.4	312.5	1,013.7	—	—	2,897.6
Forward starting reverse repos and repos	1,635.0	—	—	—	—	1,635.0
Other unfunded commitments (1)	87.0	186.9	20.2	5.7	35.6	335.4
	$3,550.2	$670.1	$1,115.3	$21.5	$225.1	$5,582.2

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At November 30, 2015, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.6 million.
See Note 10, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at November 30, 2015, we had other outstanding equity commitments to invest up to $4.4 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2015, we had $268.7 million of outstanding loan commitments to clients.

Loan commitments outstanding at November 30, 2015 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $238.6 million at November 30, 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
Leases. As lessee, we lease certain premises and equipment under noncancelable agreements expiring at various dates through 2029 which are operating leases. At November 30, 2015, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2016 through 2020 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2016	$54,532
2017	57,072
2018	57,298
2019	55,755
2020	50,584
Thereafter	396,041

Total	$671,282

The total minimum rentals to be received in the future under non-cancelable subleases at November 30, 2015 was $7.1 million.
Rental expense, net of subleases, amounted to $57.4 million, $57.4 million, $43.2 million, and $12.1 million for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.
During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease may be terminated in the third quarter of fiscal 2017 for a termination cost of the present value of the remaining lease payments plus a residual value. If not terminated early, the lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continued into 2015. At November 30, 2015, minimum future lease payments are as follows (in thousands):

Fiscal Year
2016	$3,798
2017	3,798
2018	1,513
2019	189

Net minimum lease payments	9,298
Less amount representing interest	471

Present value of net minimum lease payments	$8,827

Contingencies
During the first quarter of 2014, we reached a non-prosecution agreement with the United States Attorney for the District of Connecticut and a settlement agreement with the SEC, relating to an investigation of purchases and sales of mortgage-backed securities. Those agreements include an aggregate $25.0 million in payments and at November 30, 2015, the outstanding reserve with respect to remaining payments to be made under the agreements is approximately $0.5 million.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2015 (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$11,840.6	$584.6	$142.8	$—	$414.4	$12,982.4
Written derivative contracts—credit related	—	—	115.4	955.4	10.0	1,080.8
Total derivative contracts	$11,840.6	$584.6	$258.2	$955.4	$424.4	$14,063.2
At November 30, 2015 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$698.4	$—	$—	$—	$—	$—	$698.4
Single name credit default swaps	$—	$—	$10.0	$57.5	$264.3	$50.6	$382.4
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2015, the fair value of derivative contracts meeting the definition of a guarantee is approximately $394.8 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At November 30, 2015, the maximum amount payable under these guarantees is $21.8 million.

Standby Letters of Credit. At November 30, 2015, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.1 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
At November 30, 2015, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,556,602	$1,471,663
Jefferies Execution	9,647	9,397
FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers. Effective September 21, 2015, the National Futures Association became the DSRO for Jefferies as an FCM.
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

Our net revenues and expenses by segment are summarized below (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Capital Markets:
Net revenues	$2,415.1	$2,949.0	$2,074.1	$807.6
Expenses	$2,325.2	$2,652.0	$1,840.4	$660.6
Asset Management:
Net revenues	$60.1	$41.1	$66.6	$10.9
Expenses	$35.8	$35.1	$32.6	$7.5
Total:
Net revenues	$2,475.2	$2,990.1	$2,140.7	$818.5
Expenses	$2,361.0	$2,687.1	$1,873.0	$668.1
The following table summarizes our total assets by segment (in millions):

	November 30, 2015	November 30, 2014
Segment assets:
Capital Markets	$37,806.1	$44,002.6
Asset Management	759.0	515.0
Total assets	$38,565.1	$44,517.6
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Americas (1)	$1,887,007	$2,261,683	$1,651,789	$663,588
Europe (2)	510,044	634,358	441,795	133,104
Asia	78,190	94,097	47,097	21,852
Net revenues	$2,475,241	$2,990,138	$2,140,681	$818,544

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 23. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2015 and November 30, 2014, loans to and/or equity investments in Private Equity Related Funds were in aggregate $39.6 million and $60.7 million, respectively. The following table presents interest income earned on loans to Private Equity Related Funds and other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Interest income	$—	$—	$852	$516
Other revenues and investment income (loss)	(26,179)	(14,868)	9,294	947
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 20, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At November 30, 2015 and November 30, 2014, we have commitments to purchase $752.4 million and $344.8 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. ('HRG"). As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG of $261.6 million and $232.0 million at November 30, 2015 and November 30, 2014, respectively. Additionally, we recognized investment banking and advisory revenues of $1.3 million for the year ended November 30, 2015 and $0.5 million for the year ended November 30, 2014.
National Beef Packaging Company, LLC (“National Beef”). We acted as an FCM for National Beef, which is partially owned by Leucadia. At November 30, 2015 and November 30, 2014, we had a customer payable to National Beef of $0.0 million and $4.1 million, respectively. We recognized commissions of $0.3 million for the year ended November 30, 2015 and $0.2 million for the year ended November 30, 2014.
Officers, Directors and Employees. At November 30, 2015 and November 30, 2014, we had $28.3 million and $20.1 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. During the year ended November 30, 2014, we sold private equity interests with a fair value of $4.0 million at their then fair value to a private equity fund owned by our employees. At November 30, 2015 and November 30, 2014, we have provided a guarantee of a credit agreement for the private equity fund owned by our employees.

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement we charge Leucadia for certain services, which amounted to $34.6 million for the year ended November 30, 2015, $22.3 million for the year ended November 30, 2014 and $16.7 million for the nine months ended November 30, 2013. At November 30, 2015 and November 30, 2014, we had a receivable from Leucadia of $10.2 million and $10.9 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At November 30, 2015 and November 30, 2014, we had a payable to Leucadia of $0.6 million and $41.5 million, respectively, related to stock compensation arrangements and senior executive benefits provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2015, a net current tax receivable from Leucadia of $109.5 million is included in Other assets on the Consolidated Statements of Financial Condition.

•
Of the total noncontrolling interests in asset management entities that are consolidated by us at November 30, 2015 and November 30, 2014, $26.3 million and $25.4 million, respectively, are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the Year Ended November 30,
	2015	2014
Investment banking and advisory	$21,185	$2,800
Asset management	400	—
Commissions and other fees	43	—

•	On August 28, 2015, we sold an equity position to Leucadia at fair value of $124.4 million for cash. There was no gain or loss on the transaction.

•	On March 18, 2014, we sold our investment in HRG, consisting of approximately 18.6 million shares, to Leucadia at the closing price on that date.

•	On February 28, 2014, we sold our ownership interest in CoreCommodity Capital, LLC (formerly CoreCommodity Management, LLC, our commodity asset management business) to Leucadia at a fair value.
For information on transactions with our equity method investees, see Note 10, Investments.

Note 24. Exit Costs

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. The transfer is subject to customary closing conditions for a transaction of this nature. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. At November 30, 2015, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015.
In addition, we terminated our $750.0 million Credit Facility on July 31, 2015. During the year ended November 30, 2015, we recognized costs of $3.8 million related to the Credit Facility.
During the year ended November 30, 2015, we recorded restructuring and impairment costs as follows (in thousands):

Year Ended November 30, 2015
Severance costs	$30,327
Accelerated amortization of restricted stock and restricted cash awards	7,922
Accelerated amortization of capitalized software	19,745
Contract termination costs	11,247
Other expenses	3,853
Total	$73,094

Of the above costs, $28.7 million are of a non-cash nature for the year ended November 30, 2015.
Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings for the year ended November 30, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Year Ended November 30, 2015
Compensation and benefits	$38,249
Technology and communications	30,992
Professional services	2,508
Other expenses	1,345
Total	$73,094

We expect to incur approximately an additional $3.1 million of restructuring and exit costs in fiscal 2016 in connection with our exit activities comprised of severance and related benefits and contract termination costs.
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Balance at February 28, 2015	$—	$—	$—	$—
Expenses	30,327	2,774	11,247	44,348	$7,922	$19,745	$1,079	$73,094
Payments	(25,522)	(2,774)	(11,247)	(39,543)
Liability at November 30, 2015	$4,805	$—	$—	$4,805

Note 25. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the year ended November 30, 2015 and the year ended November 30, 2014 (in thousands):

	Three Months Ended
	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015
Total revenues	$701,930	$781,123	$1,008,510	$783,332
Net revenues	513,087	578,928	791,554	591,672
Earnings before income taxes	9,538	7,093	84,712	12,884
Net earnings attributable to Jefferies Group LLC	19,962	2,057	59,833	11,682

	Three Months Ended
	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014
Total revenues	$723,004	$1,055,435	$970,786	$1,097,040
Net revenues	524,809	843,309	722,992	899,028
Earnings (loss) before income taxes	(114,020)	135,635	99,137	182,269
Net earnings (loss) attributable to Jefferies Group LLC	(99,759)	83,561	61,326	112,432

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2015 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation.
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services.
For the fiscal years ended November 30, 2015 and November 30, 2014, the fees for services provided by PricewaterhouseCoopers LLP were as follows:

	2015	2014
Audit Fees	$6,481,521	$6,236,500
Audit-Related Fees	$435,000	$125,000
Tax Fees	$320,370	$179,950
All Other Fees	$87,000	$50,000
Total All Fees	$7,323,891	$6,591,450
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2015 and 2014. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2015, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2015 and 2014. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the audit of our pension plan, preparation of our SAS 70 and/or SSAE-16 report, performing agreed upon procedures related to specific matters at our request, the audits of our employee benefit plans, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2015 and 2014 related to tax compliance, tax advice and tax planning.
All Other Fees — Includes fees during fiscal 2015 and 2014 for performing agreed upon procedures relating to structuring and placing certain funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)2. Financial Statement Schedules
All Schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

JEFFERIES GROUP LLC AND SUBSIDIARIES

(a)3. Exhibits

3.1	Certificate of Formation of Jefferies Group LLC effective as of March 1, 2013 is incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.

3.2	Certificate of Conversion of Jefferies Group LLC effective as of March 1, 2013 is incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.

3.3	Limited Liability Company Agreement of Jefferies Group LLC dated as of March 1, 2013 is incorporated by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.

4
Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche LLP.

23.3*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2015 and November 30, 2014; (ii) the Consolidated Statements of Earnings for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and for the three months ended February 28, 2013; (iii) the Consolidated Statements of Comprehensive Income for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and for the three months ended February 28, 2013; (iv) the Consolidated Statements of Changes in Equity for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and for the three months ended February 28, 2013; (v) the Consolidated Statements of Cash Flows for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and for the three months ended February 28, 2013; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(c)	Financial Statement Schedules

Jefferies Finance LLC financial statements as of November 30, 2015 and 2014, and for the years ended November 30, 2015, 2014 and 2013
Jefferies LoanCore financial statements as of November 30, 2015 and 2014, and for the years ended November 30, 2015, 2014 and 2013

JEFFERIES GROUP LLC AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: January 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 29, 2016
Richard B. Handler

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 29, 2016
Peregrine C. Broadbent

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 29, 2016
Brian P. Friedman

Director
W. Patrick Campbell

/s/	BARRY J. ALPERIN	Director	January 29, 2016
Barry J. Alperin

/s/	RICHARD G. DOOLEY	Director	January 29, 2016
Richard G. Dooley

/s/	MARYANNE GILMARTIN	Director	January 29, 2016
MaryAnne Gilmartin

/s/	JOSEPH S. STEINBERG	Director	January 29, 2016
Joseph S. Steinberg

Jefferies Finance LLC and Subsidiaries

Consolidated Balance Sheets as of November 30, 2015 and 2014 and
Related Statements of Earnings, Changes in Members’ Equity and Cash Flows for
the Years Ended November 30, 2015, 2014 and 2013

JEFFERIES FINANCE LLC AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY

We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2015 and 2014, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for the years ended November 30, 2015, 2014 and 2013, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended November 30, 2015, 2014 and 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 28, 2016

CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets
As of November 30, 2015 and 2014
(Dollars in thousands)

	NOVEMBER 30, 2015	NOVEMBER 30, 2014
ASSETS
Cash	$1,491,833	$576,222
Restricted cash	1,275,900	670,015
Loans receivable, net of deferred loan fees	3,915,273	3,280,933
Less allowance for loan losses	(53,970)	(27,970)
Loans receivable, net	3,861,303	3,252,963
Loans held for sale, net	247,853	1,038,307
Accrued interest receivable	32,349	28,554
Investments (includes restricted investments of $215,809 and $214,971 at November 30, 2015 and 2014, respectively)	241,778	235,106
Other assets	141,043	152,896
TOTAL ASSETS	$7,292,059	$5,954,063
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities	$381,956	$493,225
Secured notes payable, net	4,034,711	2,826,517
Interest payable	27,825	27,519
Other liabilities	182,070	117,901
Due to affiliates	8,175	46,566
Long-term debt	1,662,548	1,450,000
Total liabilities	6,297,285	4,961,728
MEMBERS’ EQUITY	994,774	992,335
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,292,059	$5,954,063

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)
As of November 30, 2015 and 2014
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

	NOVEMBER 30, 2015	NOVEMBER 30, 2014
ASSETS
Restricted cash	$1,200,396	$633,778
Loans receivable, net of deferred loan fees	3,388,328	2,429,487
Less allowance for loan losses	(47,828)	(20,400)
Loans receivable, net	3,340,500	2,409,087
Loans held for sale, net	2,579	3,957
Accrued interest receivable	19,388	13,761
Investments (includes restricted investments of $215,809 and $214,971 at November 30, 2015 and 2014, respectively)	225,629	225,534
Other assets	92,386	78,701
TOTAL ASSETS	$4,880,878	$3,364,818

LIABILITIES
Secured notes payable, net	$4,034,711	$2,826,517
Interest payable	11,304	2,156
Other liabilities	129,941	38,219
Due to affiliates	266	1,121
TOTAL LIABILITIES	$4,176,222	$2,868,013

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Earnings
For the Years Ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

	NOVEMBER 30, 2015	NOVEMBER 30, 2014	NOVEMBER 30, 2013
NET INTEREST AND FEE INCOME:
Fee income, net	$170,679	$172,314	$139,447
Interest income	256,032	195,366	130,520
Total interest and fee income	426,711	367,680	269,967
Interest expense	232,841	144,928	74,003
Net interest and fee income	193,870	222,752	195,964
Provision for loan losses	29,900	7,979	7,346
Net interest and fee income after provision for loan losses	163,970	214,773	188,618
OTHER LOSSES, NET	(16,640)	(9,999)	(7,898)
OTHER EXPENSES:
Compensation and benefits	32,620	33,029	25,856
General, administrative and other	27,850	27,640	17,252
Total other expenses	60,470	60,669	43,108
EARNINGS BEFORE INCOME TAX EXPENSE	86,860	144,105	137,612
INCOME TAX EXPENSE	3,421	5,542	4,912
NET EARNINGS	$83,439	$138,563	$132,700

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—November 30, 2013	$610,204	$64,692	$674,896
Contributions	250,000	—	250,000
Distributions	(56,899)	(14,225)	(71,124)
Net earnings	110,852	27,711	138,563
BALANCE—November 30, 2014	$914,157	$78,178	$992,335
Distributions	(64,800)	(16,200)	(81,000)
Net earnings	66,752	16,687	83,439
BALANCE—November 30, 2015	$916,109	$78,665	$994,774

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

	NOVEMBER 30, 2015	NOVEMBER 30, 2014	NOVEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,439	$138,563	$132,700
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan fees and discounts	(46,518)	(35,618)	(27,423)
Amortization of deferred structuring fees	18,430	9,690	4,318
Amortization of discount on secured notes	7,418	3,763	1,616
Provision for loan losses	29,900	7,979	7,346
Realized loss (gain) on sale of loans held for sale	9,610	(5,429)	11,386
Change in fair value of loans held for sale	1,552	8,859	(1,579)
Realized loss (gain) on sales of investments	2,437	114	(1,873)
Unrealized loss (gain) on investments	5,218	6,455	(225)
Loss on loan receivables	—	—	189
Deferred income tax (benefit) expense	(604)	1,489	1,338
(Increase) decrease in operating assets:
Origination of loans held for sale	(13,616,750)	(13,937,341)	(8,750,447)
Proceeds from sales of loans held for sale	14,392,732	13,843,178	8,063,761
Principal collections on loans held for sale	1,651	13,610	92,785
Accrued interest receivable	(3,796)	(6,005)	(13,032)
Other assets	(4,991)	(15,645)	6,158
Increase (decrease) in operating liabilities:
Interest payable	307	17,378	6,974
Other liabilities	275,142	11,044	11,920
Due to affiliates	(38,391)	13,494	(7,888)
Net cash provided by (used in) operating activities	1,116,786	75,578	(461,976)
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(4,450,748)	(3,658,903)	(2,144,775)
Principal collections of loans receivable	3,088,609	1,936,162	1,080,917
Proceeds from sales of loans held for sale	576,147	369,983	239,932
Net change in restricted cash	(605,886)	(592,060)	(40,191)
Purchases of investments	(475,235)	(589,117)	(5,000)
Proceeds from sales of investments	464,887	352,998	1,873
Net cash used in investing activities	(1,402,226)	(2,180,937)	(867,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions	(81,000)	(71,124)	—
Capital contributions	—	250,000	—
Repayments of secured notes payable	(91,317)	(89,028)	(10,075)
Proceeds from sale of secured notes	—	12,925	21,475
secured notes	1,275,970	1,885,611	385,739
Net proceeds from issuance of long-term debt	208,666	832,552	585,363
Proceeds from borrowings on credit facilities	4,834,843	7,856,957	5,013,167
Repayments on credit facilities	(4,946,111)	(8,158,358)	(4,679,233)
Net cash provided by financing activities	1,201,051	2,519,535	1,316,436
NET INCREASE (DECREASE) IN CASH	915,611	414,176	(12,784)
CASH—Beginning of the year	576,222	162,046	174,830
CASH—End of the year	$1,491,833	$576,222	$162,046
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$208,498	$114,252	$64,640
Cash paid for income taxes, net	$3,316	$2,570	$591
NONCASH ITEMS:
Conversion of loan receivable to investments	$7,880	$—	$—

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

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

JFIN is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Our operations are primarily conducted through two business lines, Underwriting & Arrangement and Portfolio & Asset Management. JFIN also purchases performing loans in the syndicated markets. JFIN may also originate second lien term loans, bridge loans, mezzanine loans as well as related equity co-investments and purchase stressed and distressed loans in the secondary markets. In addition, JFIN and its subsidiary Apex Credit Partners LLC each act as portfolio manager for several collateralized loan funds and are registered with the Securities and Exchange Commission as Registered Investment Advisers (“RIA”) under the Investment Advisers Act of 1940 since March 1, 2012 and November 19, 2014, respectively.

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

JFIN’s capital structure consists of Class A members and Class B members, owning 80% and 20% of JFIN, respectively. Net earnings and losses are allocated on a pro rata basis across all Members, unless a loss allocation would cause a negative capital account.

Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2015 through January 28, 2016, the date that these financial statements were issued. We have determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

loans that is held by the other syndicate members. In the event that a loan is prepaid before the scheduled maturity, all remaining deferred loan fees are recorded to interest income.

Cash and Restricted Cash—Cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $2,767.7 million and $1,246.2 million at November 30, 2015 and 2014, respectively, at several financial institutions.

Restricted cash represents the amount of principal and interest on deposit in the Company’s credit facilities and collateralized loan obligations (“CLOs”). The credit facilities limit the use of principal cash to funding or purchasing additional eligible loans or reducing the debt of the related credit facilities. Cash on deposit in the interest account of the Company’s credit facilities is limited to the payment of interest, servicing fees and other expenses of the Company’s credit facilities at specific times outlined in the credit agreements.

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

Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other losses, net in the Consolidated Statements of Earnings.

Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade dates and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other losses, net, in the Consolidated Statements of Earnings.

Investments—Investments are recorded on a trade date basis. Investments, including financial derivative instruments are recorded on the Consolidated Balance Sheets at fair value with changes in value recorded as a component of Other losses, net, in the Consolidated Statements of Earnings.

The Company has elected to carry its investments primarily at fair value under the fair value option election in accordance with ASC 825, Financial Instruments. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition of the eligible financial asset. The fair value election may not be revoked once an election is made.

The Company presents derivatives on the Consolidated Balance Sheets as assets or liabilities, with their resulting gains or losses recognized in Other losses, net. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions, benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Derivative contracts are valued using models, whose input reflect the assumption that we believe market participants would use in valuing the derivative in a current period transaction. Inputs to valuation models are appropriately calibrated to market data.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

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

The Company’s fair value measurements involve third party pricing for the majority of its assets and liabilities. If third party pricing is unavailable, the Company may employ various valuation techniques and models, which involve inputs that are observable, when available. The Company’s valuation policies and procedures are reviewed at least annually and are updated as necessary. Further, the Company tracks the fair values of significant assets and liabilities using a variety of methods including third party vendors, comparison to previous trades and an assessment for overall reasonableness. See Note 7 for further information on fair value measurements.

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

New Accounting Developments

Disclosures about Offsetting Assets and Liabilities—In December 2011, and clarified in January 2013, the FASB issued an Accounting Standards Update (“ASU”), No. 2011-11 and ASU, No. 2013-1 respectively which amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the disclosure of both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance was required to be applied

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

retrospectively and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this guidance starting fiscal year 2014. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Revenue Recognition—In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers which defines how companies report revenues from contracts with customers, and also require enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2019. FASB issued ASU, No 2015-14 which deferred the effective date by one year. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The Company does not expect this guidance to have a material effect on the consolidated financial condition, results of operations or cash flows.

Consolidation—In February 2015, the FASB issued ASU, No. 2015-02, Amendments to Consolidation Analysis which requires companies to reevaluate whether they should consolidate certain entities. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company early adopted this guidance starting fiscal year 2015. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Presentation of Debt Issuance Costs—In April 2015, the FASB issued ASU, No. 2015-03, Amendments to Simplifying the Presentation of Debt Issuance Costs which requires companies to present debt issue costs as a direct deduction from that debt liability. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The Company does not expect this guidance to have a material effect on the consolidated financial condition, results of operations or cash flows.

Financial Instruments—In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. RESTRICTED CASH

The following is a summary of restricted cash as of November 30, 2015 and 2014 (in thousands):

	2015	2014
Principal and interest collections on loans held in credit facilities and CLOs	$202,098	$106,642
Reserves held in credit facilities and CLOs to support future commitments	1,073,802	563,373
Total restricted cash	$1,275,900	$670,015

Certain CLOs holding restricted cash are within their reinvestment periods and in compliance with collateralization tests allowing the use of principal cash to purchase or fund eligible assets. $900.0 million of cash reserves are held in funding accounts in our revolver CLOs to support future drawings. The CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs were not in compliance with the collateralization tests, cash in the interest accounts would be used to pay senior management fees, interest to the note holders and the residual could be diverted to reduce the secured notes outstanding. See also Note 8, Variable Interest Entities for a discussion of restricted cash held by CLOs.

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

The following is a summary of outstanding loan balances as of November 30, 2015 and 2014 (in thousands):

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

	2015	2014
Loans receivable:
Originated	$2,104,665	$1,853,438
Secondary	1,950,678	1,549,371
Total loans receivable	4,055,343	3,402,809
Less: original issue discount	(50,691)	(40,920)
Total loans receivable, net of original issue discount	4,004,652	3,361,889
Less: deferred loan fees	(89,379)	(80,956)
Total loans receivable, net of deferred loan fees	3,915,273	3,280,933
Less: allowance for loan losses	(53,970)	(27,970)
Total loans receivable, net	$3,861,303	$3,252,963

As of November 30, 2015 there was $31.8 million and $18.9 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2014 there was $29.3 million and $11.6 million of original issue discount included in originated and secondary loans, respectively.

As of November 30, 2015 and 2014, $3.9 billion and $3.1 billion, respectively, of loans receivable were pledged as collateral against the Company’s credit facilities and secured notes issued by the CLOs. See also Note 8, Variable Interest Entities for a discussion of loans receivable owned by CLOs.

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

The following is an analysis of past due loans at November 30, 2015 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$—	$—	$2,072,898	$2,072,898
Secondary	13,563	—	13,563	1,918,191	1,931,754
Total	$13,563	$—	$13,563	$3,991,089	$4,004,652

The following is an analysis of past due loans as of November 30, 2014 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$—	$—	$1,824,096	$1,824,096
Secondary	—	—	—	1,537,793	1,537,793
Total	$—	$—	$—	$3,361,889	$3,361,889

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Interest received on impaired loans is typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans will be charged off against the allowance when full collection of the principal from the sale of collateral, if applicable, or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The following is a summary of impaired loans as of November 30, 2015 (in thousands)

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$38,801	$42,701	$6,418	$11,651
Secondary	43,509	44,883	22,321	22,427
Total	$82,310	$87,584	$28,739	$34,078

The following is a summary of impaired loans as of November 30, 2014 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$7,820	$7,820	$1,580	$6,324
Secondary	5,776	7,150	3,400	8,138
Total	$13,596	$14,970	$4,980	$14,462

The average recorded investment reflects the change in the balance of impaired loans throughout the years ended November 30, 2015 and 2014.

As of November 30, 2015 and 2014, each individual impaired loan had an allowance recorded.

Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2015, 2014 and 2013. If the impaired and nonaccrual loans had been performing, an additional $1.5 million, $0.6 million and $0.5 million of interest income would have been recorded for the years ended November 30, 2015, 2014 and 2013, respectively.

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

The reserve factors used in the calculation are determined by analyzing the following elements:

■	the types of loans;

■	the expected loss with regard to the loan type;

■	the internal credit rating assigned to the loans; and

■	type of industry for a given loan.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

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

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for loan losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2015 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2014	$10,373	$17,597	$27,970
Provision for (recovery of) loan losses—general	2,243	(2)	2,241
Provision for loan losses—specific	8,738	18,921	27,659
Charge-offs	(3,900)	—	(3,900)
Balance, November 30, 2015	17,454	36,516	53,970
Balance, end of period—general	$11,036	$14,195	$25,231
Balance, end of period—specific	$6,418	$22,321	$28,739
Loans receivable:
Loans collectively evaluated—general	$2,034,097	$1,888,245	$3,922,342
Loans individually evaluated—specific	38,801	43,509	82,310
Total	$2,072,898	$1,931,754	$4,004,652

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2014 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2013	$3,755	$17,873	$21,628
Provision for loan losses—general	5,038	1,420	6,458
Provision for (recovery of) loan losses—specific	2,261	(740)	1,521
Transfers to loans held for sale, net	(681)	(956)	(1,637)
Balance, November 30, 2014	10,373	17,597	27,970
Balance, end of period—general	$8,793	$14,197	$22,990
Balance, end of period—specific	$1,580	$3,400	$4,980
Loans receivable:
Loans collectively evaluated—general	$1,816,276	$1,532,017	$3,348,293
Loans individually evaluated—specific	7,820	5,776	13,596
Total	$1,824,096	$1,537,793	$3,361,889

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2013 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2012	$4,437	$11,237	$15,674
Provision for loan losses—general	1,155	6,760	7,915
Recovery of (provision for) loan losses—specific	(1,837)	1,268	(569)
Transfers to loans held for sale, net	—	(1,099)	(1,099)
Charge-offs	—	(293)	(293)
Balance, November 30, 2013	3,755	17,873	21,628
Balance, end of period—general	$3,755	$12,777	$16,532
Balance, end of period—specific	$—	$5,096	$5,096
Loans receivable:
Loans collectively evaluated—general	$823,963	$1,229,764	$2,053,727
Loans individually evaluated—specific	—	11,712	11,712
Total	$823,963	$1,241,476	$2,065,439

The reserve balances related to loan losses on unfunded commitments were $3.6 million and $3.5 million as of November 30, 2015 and 2014, respectively. In addition, the Company increased the reserve related to loan losses on unfunded commitments by $0.1 million. $0.4 million and $0.7 million during the years ended November 30, 2015, 2014 and 2013, respectively. The changes in reserve were recognized in General, administrative and other in the Consolidated Statements of Earnings and the reserve was included in Other liabilities on the Consolidated Balance Sheets.

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

For each borrower, the Company evaluates the following credit risk categories:

■	Industry segment

■	Position within the industry

■	Earnings / Operating Cash Flows

■	Asset / Liability values

■	Financial flexibility / debt capacity

■	Management and controls

The Company utilizes a risk grading matrix to assign an internal credit grade (“ICG”) to each of its loans. Loans are individually rated on a tiered scale of one to ten, with each rating further divided into three levels of .2, .5 and .8.

A description of the general characteristics of the ICGs is as follows:

■	Grade 1—Issuers assigned this grade are characterized as substantially risk free and having an extremely strong capacity to meet all financial obligations.

■	Grade 2—Issuers assigned this grade are characterized as representing minimal risk.

■	Grade 3—Issuers assigned this grade are characterized as representing modest risk.

■	Grade 4—Issuers assigned this grade are characterized as representing better than average risk.

■	Grade 5—Issuers assigned this grade are characterized as representing average risk.

■	Grade 6—Issuers assigned this grade are characterized as representing acceptable risk.

■
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

■
Grade 8—Issuers assigned this grade are characterized by inadequate repayment capacity and / or recovery of the obligor or of the collateral pledged resulting in potential loss if deficiencies are not corrected.

■
Grade 9—Issuers assigned this grade are in (a) payment default at any level in its debt structure or (b) bankruptcy. In addition, asset weaknesses may make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

■	Grade 10—Issuers assigned this grade are charged-off.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

The following is a summary of credit risk profile by ICG as of November 30, 2015 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$39,209	$39,209
5.5	—	62,460	62,460
5.8	30,269	166,900	197,169
6.2	243,597	376,283	619,880
6.5	856,837	740,159	1,596,996
6.8	628,437	414,041	1,042,478
7.2	186,133	57,194	243,327
7.5	51,799	24,556	76,355
7.8	72,851	10,026	82,877
8.2	2,975	27,363	30,338
8.5	—	13,563	13,563
Total	$2,072,898	$1,931,754	$4,004,652

The following is a summary of credit risk profile by ICG as of November 30, 2014 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
4.8	$—	$1,990	$1,990
5.2	—	40,135	40,135
5.5	—	70,778	70,778
5.8	24,987	185,938	210,925
6.2	114,812	234,014	348,826
6.5	1,084,586	489,818	1,574,404
6.8	520,509	346,041	866,550
7.2	23,623	116,293	139,916
7.5	47,758	18,380	66,138
7.8	—	19,297	19,297
8.2	—	10,274	10,274
8.5	7,821	4,835	12,656
Total	$1,824,096	$1,537,793	$3,361,889

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

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

The Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Payment default of principal and interest

■	Bankruptcy declaration

■	Going concern opinion issued by accountants

■	Insufficient cash flow to service debt with low likelihood of turnaround in the short term

■	Securities (public) are de-listed

■	Refinancing sources are unlikely

■	Financial covenants breach is unlikely to be amended

If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Modification of interest rate below market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Delaying principal and/or interest for a period of year or more

■	Forgiveness of the principal balance

Below is a summary of the Company’s loans which were classified as TDR as of November 30, 2015 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED INVESTMENT	POST- MODIFICATION OUTSTANDING RECORDED INVESTMENT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Secondary	$8,660	$4,911	$—
Total	$8,660	$4,911	$—

Below is a summary of the Company’s loans which were classified as TDR as of November 30, 2014 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED INVESTMENT	POST- MODIFICATION OUTSTANDING RECORDED INVESTMENT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Secondary	$972	$972	$—
Total	$972	$972	$—

All restructured loans that remain outstanding are on non-accrual status. Because the loans were classified on non-accrual status both before and after restructuring, the modifications did not impact the Company’s determination of the allowance for loan losses. There were no payment defaults on loans restructured in troubled debt restructurings during the years ended November 30, 2015 and 2014.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Modified loans that are classified as TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

Other Assets and Other Liabilities—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2015 and 2014, there were $42.7 million and $63.3 million, respectively, of pending sales. Additionally, included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2015 and 2014 there were $140.4 million and $70.6 million, respectively, of pending purchases.

5. LOANS HELD FOR SALE, NET

Below is a summary of Loans held for sale, net, as of November 30, 2015 and 2014 (in thousands):

	2015	2014
Loans held for sale	$266,155	$1,072,900
Less: original issue discount	(10,979)	(19,161)
Total loans held for sale, net of original issue discount	255,176	1,053,739
Less:
Valuation allowance	(7,756)	(10,208)
Deferred loan fees, net	433	(5,224)
Loans held for sale, net	$247,853	$1,038,307

Included in the Loans held for sale was $174.1 million and $861.9 million of loans that funded prior to but settled after November 30, 2015 and November 30, 2014, respectively. As of November 30, 2015 and November 30, 2014 loans held for sale of $65.1 million and $4.0 million were pledged as collateral against the Company’s credit facilities and secured notes issued by CLOs, respectively. See Note 8, Variable Interest Entities for more information on loans held for sale owned by CLOs.

As of November 30, 2015 and 2014, the Company had one impaired / non-accrual loans in the amount of $2.6 million in Loans held for sale, net.

6. INVESTMENTS

As of November 30, 2015 and 2014, one of the consolidated CLOs held $215.8 million and $215.0 million, respectively of U.S. Treasury Securities which have short-term maturities and are restricted under the terms as stated in the CLO indentures. Also, under the fair value option as of November 30, 2015 and 2014, the Company held investments of $26.0 million and $20.1 million, respectively in a corporate bond, interest rate swaps and other investments which were accounted for at fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

As part of certain CLOs’ risk management strategy to manage the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) rates associated with its loan commitments, interest rate swaps were purchased with an initial notional value of $1,203.0 million with maturities ranging from one to seven years. On August 14, 2014, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly owned subsidiary of JGL, with the $23.0 million Variable Funding note for one of the consolidated CLOs as the underlying asset. The TRS has a remaining maturity of approximately 6 years.

As of November 30, 2015 and 2014, the interest rate swaps and the TRS had a fair value of $9.8 million and $10.5 million, respectively and were included within Investments on the Consolidated Balance Sheets. The net loss on the interest rate swaps and TRS was $10.4 million and $6.2 million for the years ended November 30, 2015 and 2014, respectively and was included in Other losses, net in the Consolidated Statements of Earnings. As of November 30, 2015, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

The following table sets forth the remaining contract maturities of the interest rate swaps and total return swap at their notional value as of November 30, 2015 (in thousands):
	1-5 YEARS	GREATER THAN 5 YEARS	TOTAL
Interest rate swaps	$1,135,000	$68,000	$1,203,000
Total return swap	$—	$23,000	$23,000
7. FINANCIAL INSTRUMENTS AT FAIR VALUE

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of November 30, 2015 and 2014 by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2015	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net of original issue discount	$—	$192,316	$55,104	$247,420
Assets, recurring basis:
Investments
U.S. treasury securities	$215,809	$—	$—	$215,809
Bonds	—	4,450	—	4,450
Interest rate swaps	—	7,300	—	7,300
Corporate equity securities	—	—	11,675	11,675
Derivatives	—	—	2,544	2,544
Total Investments	$215,809	$11,750	$14,219	$241,778

NOVEMBER 30, 2014	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net of original issue discount	$—	$1,043,531	$—	$1,043,531
Assets, recurring basis:
Investments
U.S. treasury securities	214,971	—	—	214,971
Bonds	—	4,837	—	4,837
Interest rate swaps	—	10,505	—	10,505
Other investments	—	4,793	—	4,793
Total Investments	$214,971	$20,135	$—	$235,106

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis as of November 30, 2015 (in thousands):
	BALANCE AT DECEMBER 1, 2014	PURCHASES	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)	TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2015	NET CHANGE IN UNREALIZED GAINS RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2015
Corporate equity securities	$—	$3,891	$—	$3,084	$4,700	$11,675	$11,675
Loans held for sale, net	$—	$—	$—	$—	$55,103	$55,103	$—
Derivatives	$—	$—	$2,544	$—	$—	$2,544	$2,544

For the year ended November 30, 2015, $59.8 million was transferred from Level 2 to Level 3 due to decreased observability of inputs.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for the year ended November 30, 2014.

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

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	NET SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$11,675	Market Approach	EBITDA multiple	6.5x-8.4x	7.7x
Loans held for sale
Loan	$55,103	Market Approach	Yield relative to market	3.8%	—
Derivatives
Total return swap	$2,544	Discounted Cash Flows	Constant prepayment rate	20.0%	—
			Constant default rate	2.0%
			Loss severity	25.0%
			Yield	11.0%

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

U.S. Treasury Securities are measured based on quoted market prices.

Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis as of November 30, 2015 and 2014, but for which fair value is required to be disclosed (in thousands):

	NOVEMBER 30, 2015		NOVEMBER 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$1,491,833	$1,491,833	$576,222	$576,222
Restricted cash	1,275,900	1,275,900	670,015	670,015
Loans receivable, net	3,861,303	3,811,651	3,252,963	3,334,757
Total	$6,629,036	$6,579,384	$4,499,200	$4,580,994
Financial liabilities:
Credit facilities	$381,956	$381,956	$493,225	$493,225
Secured notes payable, net	4,034,711	3,995,159	2,826,517	2,826,840
Long-term debt	1,662,548	1,593,656	1,450,000	1,390,875
Total	$6,079,215	$5,970,771	$4,769,742	$4,710,940

Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and is considered Level 1 measurement.

Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotations and using pricing service data from external providers. When pricing data is unavailable and there are no observable inputs, valuations are based on models involving projected cash flows of the issuer and market prices for comparable issuers and are considered Level 2 measurements since there is no open exchange for loan assets. In loans receivable, net there is $34.7 million of loan value that is based on a Level 3 measurement.

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

Long-term debt—Fair value of long-term debt is based on broker quotations, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market rates interest for issuances of similar term debt.

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
November 30, 2015 and 2014

Company’s variable interest is significant to the VIE requires significant judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.

The following table presents information about the Company’s consolidated VIEs at November 30, 2015 and 2014 (in thousands):

	NOVEMBER 30, 2015	NOVEMBER 30, 2014
Restricted cash	$1,200,396	$633,778
Loans	3,343,079	2,413,044
Investments	225,629	225,534
Accrued interest receivable and other assets	111,774	92,462
	$4,880,878	$3,364,818
Secured notes payable	$4,034,711	$2,826,517
Interest payable and other liabilities	141,511	41,496
	$4,176,222	$2,868,013

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

9. CREDIT FACILITIES

As of November 30, 2015 and 2014, the Company had secured credit facilities totaling $1.4 billion and $3.0 billion, respectively, which were used to fund eligible loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.

During the years ended November 30, 2015, 2014 and 2013, the Company entered into revolving credit agreements for $0.5 billion, $1.7 billion and $0.8 million, respectively. During the years ended November 30, 2015, 2014 and 2013, $1.8 billion, $0.7 billion and $0.4 billion, respectively of outstanding commitments matured or terminated and any outstanding amounts were repaid.

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2015 (in millions):

	THIRD PARTY FRONTING LINE	JFIN FUND IV 2014 LLC	CLO 2015-II WH	JFBC I	JFUND III	FRONTING LINE	TOTAL
Total availability under the facility	$481.7	$—	$—	$100.0	$300.0	$500.0	$1,381.7
Outstanding balance	67.2	—	—	45.1	231.1	38.6	382.0
Current availability	$414.5	$—	$—	$54.9	$68.9	$461.4	$999.7
Principal balance pledged as collateral	$67.2	$—	$—	$67.2	$380.5	$38.6	$553.5
Largest outstanding amounts during the periods	386.7	350.2	170.9	47.2	231.1	530.0	1,716.1
Interest expense incurred	1.0	1.8	0.6	0.4	5.7	1.9	11.4
Undrawn facility fees incurred	2.0	—	—	0.3	0.6	3.0	5.9
Variable interest rate based on LIBOR	3.38%	2.26%	1.85%	1.83%	2.66%	5.36%	—
Maturity Date	2-27-16 (2)	Terminated	Terminated (4)	9-12-18	2-12-19	3-1-16 (3)	—

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2014 (in millions):

	JFIN CAPITAL 2014 LLC	THIRD PARTY FRONTING LINE	JFIN FUND IV 2014 LLC	JFIN FUND IV LLC	JFIN BUSINESS CREDIT FUND I LLC	JFIN CAPITAL 2013 LLC	JFIN FUND III LLC	MEMBERS’ FRONTING LINE	TOTAL
Total availability under the facility	$400.0	$750.0	$400.0	$—	$100.0	$—	$300.0	$1,000.0	$2,950.0
Outstanding balance	—	—	279.2	—	14.1	—	199.9	—	493.2
Current availability	$400.0	$750.0	$120.8	$—	$85.9	$—	$100.1	$1,000.0	$2,456.8
Principal balance pledged as collateral	—	—	385.1	—	21.7	—	271.9	—	678.7
Largest outstanding amounts during the periods	—	250.0	279.2	302.0	21.0	320.9	199.9	940.0	2,313.0
Interest expense incurred	—	0.1	1.2	1.0	0.1	4.3	3.6	4.1	14.4
Undrawn facility fees incurred	0.8	0.6	—	—	0.4	0.4	0.6	3.2	6.0
Variable interest rate based on LIBOR	—	3.25%	1.36%	1.31%	1.73%	2.40%	2.49%	5.88%	—
Maturity date	5-20-16 (1)	6-11-15	1-7-16	Terminated	9-12-18	Terminated	2-12-19	3-1-16	—

(1)	On December 1, 2014, the credit facility was terminated.

(2)
On August 19, 2015, the Third Party Fronting Line was increased to $481.7 million from the $386.7 million base level. After February 27, 2016, the Third Party Fronting Line contains annual one-year extensions, subject to lenders reconfirming their commitments at least 90 days prior to maturity.

(3)
After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60 day termination notice by either party. The commitment on the Members’ Fronting Line was reduced to $500 million on August 21, 2015.

(4)	JFIN CLO 2015-II credit facility relates to a consolidated VIE

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2013 (in millions):

	JFIN FUND IV LLC	JFIN BUSINESS CREDIT FUND I LLC	JFIN CAPITAL 2013 LLC	JFIN CAPITAL LLC	JFIN FUND III LLC	MEMBERS’ FRONTING LINE	TOTAL
Total availability under the facility	$320.0	$100.0	$400.0	$—	$150.0	$1,000.0	$1,970.0
Outstanding balance	151.0	—	228.7	—	124.3	292.5	796.5
Current availability	$169.0	$100.0	$171.3	$—	$25.7	$707.5	$1,173.5
Principal balance pledged as collateral	$202.3	$12.0	$367.5	$—	$169.6	$292.5	$1,043.9
Largest outstanding amounts during the periods	151.0	—	228.7	209.5	124.3	786.8	1,500.3
Interest expense incurred	0.2	—	1.7	0.9	2.3	11.5	16.6
Undrawn facility fees incurred	—	0.1	1.0	0.3	0.8	2.7	4.9
Variable interest rate based on LIBOR	1.32%	1.74%	2.41%	2.54%	2.55%	8.28%	—

Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

credit facilities originated by JFIN. In June 2015, the Company extended its availability under the Facility until June 26, 2018. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. Interest expense for the years ended November 30, 2015, 2014 and 2013 was $1.1 million, $1.0 million and $0.5 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $5.4 million and $9.3 million at November 30, 2015, and November 30, 2014, respectively, and are included in Other assets on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2015, 2014 and 2013 was $7.6 million, $3.9 million and $2.0 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Undrawn Facility Fees—Undrawn facility fees in aggregate were $5.9 million, $5.9 million and $5.0 million as of and for the years ended November 30, 2015, 2014 and 2013, respectively, and are included in Interest expense in the Consolidated Statements of Earnings.

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

Following are the remaining maturities of the secured notes payable, net (in thousands):

	November 30, 2015	November 30, 2014
Due in 2016	$—	$—
Due in 2017	—	—
Due in 2018	—	—
Due in 2019	—	—
Due in 2020	125,749	—
Thereafter	3,908,962	2,826,517
Total	$4,034,711	$2,826,517

For the years ended November 30, 2015 and 2014, the Company prepaid $91.3 million and $89.0 million of outstanding secured notes payable, respectively.

Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.205% to 9.000%.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $44.5 million and $34.1 million as of November 30, 2015 and November 30, 2014, respectively, and are included in Other assets on the Consolidated Balance Sheets. Deferred structuring fee expense was $5.9 million, $2.7 million and $0.9 million for the years ended November 30, 2015, 2014 and 2013, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $61.3 million and $50.7 million as of November 30, 2015 and November 30, 2014, respectively, was included within Secured notes payable, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $7.2 million, $4.1 million and $1.6 million for the years ended November 30, 2015, 2014 and 2013, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

11. LONG-TERM DEBT

Below is a summary of JFIN’s long-term debt as of November 30, 2015 (in millions):

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

DESCRIPTION	ISSUE DATE	PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES	REDEMPTION FEATURES
2020 Notes (1)	3/26/2013	$600.0	April 1, 2020	7.375%	April and October 1	35% at 107.375% (prior to April 1, 2016)
2021 Notes (1)	10/14/2014	$425.0	April 15, 2021	7.500%	April and October 15	35% at 107.500% (prior to October 15, 2017)
2022 Notes (1)	3/31/2014	$425.0	April 15, 2022	6.875%	April and October 15	35% at 106.875% (prior to April 15, 2017)
Secured Term Loan (2)	5/14/2015	$215.0	May 15, 2020 (3)	Libor +3.5%	Last business day of each fiscal quarter	N/A

(1)	Collectively, the 2020 Notes, 2021 Notes and the 2022 Notes are referred to as the “Senior Notes”.

(2)	Issued with a Libor floor of 1%

(3)	The Secured Term Loan matures on May 15, 2020, or October 1, 2019 if the 2020 Notes are still outstanding on such date.

The Senior Notes are not guaranteed by any of the Company’s subsidiaries, however its subsidiaries may be required to guarantee the Senior Notes in the future pursuant to certain covenants as defined in the Senior Notes offering memorandum. At any time prior to April 1, 2016, October 15, 2017 and April 15, 2017, the Company may redeem the Senior Notes, respectively, in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such Senior Notes, respectively, plus the relevant applicable premium as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date.

The table below summarizes the redemption prices and dates for the Senior Notes:

	2020 NOTES	2021 NOTES	2022 NOTES
YEAR	Percentage
2016	105.531%	—	—
2017	103.688%	105.625%	105.156%
2018	101.844%	103.750%	103.438%
2019	100.000%	101.875%	101.719%
2020 and thereafter	—	100.000%	100.000%

The Company may redeem the Senior Notes with cash proceeds from any equity offering at a redemption price, plus accrued but unpaid interest, if any, to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the Senior Notes, respectively (including any additional notes); provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering; and (2) not less than 65% of the original aggregate principal amount of the Senior Notes, respectively (including any additional notes) issued under the indenture remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Senior Notes, respectively then held by the Issuers or any of their restricted subsidiaries).

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

On May 14, 2015, JFIN issued a $215.0 million senior secured term loan. The debt under the five-year term loan is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to a collateral value coverage ratio test and other negative covenants. As of November 30, 2015, $380.2 million of loans were pledged as collateral to the term loan.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Interest expense was $110.7 million, $67.9 million and $30.1 million for the years ended November 30, 2015, 2014 and 2013, respectively.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $26.6 million and $27.6 million as of November 30, 2015 and 2014, respectively and are included in Other assets on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $4.9 million, $3.0 million and $1.4 million for the years ended November 30, 2015, 2014 and 2013, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

12. FEE INCOME, NET

The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Underwriting fees	$410,611	$438,574	$364,203
Administration fees	8,745	5,307	4,552
Other fees	44,056	31,136	19,475
	463,412	475,017	388,230
Less:
Deferred underwriting fees	(56,026)	(80,822)	(58,394)
Fees paid to Jefferies LLC (1)	(130,958)	(198,349)	(162,344)
Fees paid to third parties	(105,749)	(23,532)	(28,045)
Fee income, net	$170,679	$172,314	$139,447

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.

13. OTHER LOSSES, NET

The following summarizes Other losses, net for the years ended November 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Loss on loans receivable	$—	$—	$(189)
Realized (loss) gain on sale of loans held for sale	(9,610)	5,429	(11,386)
Change in fair value of loans held for sale	(1,552)	(8,859)	1,579
Realized (loss) gain on investments	(2,437)	(114)	1,873
Unrealized (loss) gain on investments	(5,218)	(6,455)	225
Dividends	2,177	—	—
Other losses, net	$(16,640)	$(9,999)	$(7,898)

14. INCOME TAXES

Income tax expense for years ended November 30, 2015, 2014 and 2013, consist of the following (in thousands):

	2015	2014	2013
Current—local	$4,411	$7,032	$6,250
Deferred—local	(990)	(1,490)	(1,338)
Total income tax expense	$3,421	$5,542	$4,912

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $5.5 million and $4.9 million at November 30, 2015 and November 30, 2014, respectively, included in Other assets on the Consolidated Balance Sheets. For the years ended November 30, 2015 and 2014, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance at November 30, 2015 and November 30, 2014.

The Company had a current income tax payable balance of $16.4 million and $15.7 million at November 30, 2015 and 2014, respectively, included in Other liabilities on the Consolidated Balance Sheets.

The Company’s effective tax rate was 4.0%, 3.9% and 3.6% for the years ended November 30, 2015, 2014 and 2013 respectively. The Company’s effective tax rate for the years ended November 30, 2014 and 2013 differed from the New York City statutory rate of 4.0% primarily due to the exclusion of foreign income and losses not subject to tax in the United States.

The Company accounts for uncertainties in income taxes under ASC 740, Income Taxes. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest, penalties, accounting in interim periods, disclosure and transition. The balance of net unrecognized tax benefits at November 30, 2015 and November 30, 2014, was approximately $20.5 million and $18.6 million, respectively.

Interest related to income tax liabilities is recognized in income tax expense. Penalties, if any, are recognized in General, administrative and other expenses. The Company has interest accrued of approximately $1.7 million and $0.9 million at November 30, 2015 and November 30, 2014, respectively. No material penalties were accrued.

The Company is currently under examination by New York City for the years 2006 to 2009. The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements.

15. RELATED PARTY TRANSACTIONS

JGL—During 2014, JGL contributed $125.0 million of capital to JFIN. Distributions by JFIN to JGL in respect of taxes were $35.6 million in 2014 and $40.5 million in 2015. The undrawn capital commitment available to JFIN from JGL at November 30, 2015 and 2014 was $102.6 million and $103.8 million, respectively.

JFIN owed JGL $0.5 million and $0.9 million as of November 30, 2015 and 2014, respectively related to interest payable on the Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets.

JGL provides a guarantee to one of the consolidated CLOs, whereby Jefferies is required to make certain payments to the CLO in the event that JFIN is unable to meet its obligations. As of November 30, 2015 and 2014, there was $2.1 million and $1.2 million, respectively, outstanding of the maximum amount payable under the guarantee of $21.0 million which matures in January 2021.

Mass Mutual—During 2014, Mass Mutual contributed $125.0 million of capital to JFIN. Distributions by JFIN to Mass Mutual in respect of taxes were $32.0 million in 2014 and $36.5 million in 2015. The undrawn capital commitment available to JFIN from Mass Mutual at November 30, 2015 and 2014 was $102.6 million and $103.8 million, respectively.

JFIN owed Mass Mutual $0.5 million and $0.9 million as of November 30, 2015 and 2014, respectively, related to interest payable on the Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets.

BCM—Under the Babson Service Agreement, JFIN is required to reimburse BCM for management fees. Management fees paid to BCM are based on a percentage of the consolidated portfolio, excluding the CLOs. BCM is the sub-advisor to certain CLOs and is entitled to receive management fees underlined in the sub-advisor agreement. All management fees earned by BCM are included in General, administrative and other in the Consolidated Statements of Earnings. The Babson Service Agreement was terminated effective March 1, 2015. Additionally, the Company ended all but one of its CLO sub-advisory and CLO services agreements with BCM effective as of August 31, 2015.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

Below is a summary of management fees earned by BCM for the years ended November 30, 2015, 2014 and 2013 (in thousands):
	2015	2014	2013
Babson Service Agreement management fees	$2,527	$8,050	$4,435
Collateral management fees	5,504	6,158	3,115
Total management fees charged by BCM	$8,031	$14,208	$7,550

JFIN owed BCM approximately $0.2 million and $4.8 million at November 30, 2015 and November 30, 2014, respectively, which are recorded in Due to affiliates on the Consolidated Balance Sheets.

In March of 2014, JFIN made a distribution to BCM in the amount of $3.6 million. In April of 2015, JFIN made a distribution to BCM in the amount of $4.0 million.

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

Below is a summary of expenses paid by Jefferies on behalf of JFIN for the years ended November 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Compensation and benefits	$39,121	$32,165	$23,212
Administration expenses	5,827	4,440	3,091
Occupancy expenses	2,670	2,160	1,338
New York City Unincorporated Business Tax	3,362	2,637	2,231
Expenses charged by Jefferies	$50,980	$41,402	$29,872

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

Under the Jefferies Service Agreement, JFIN is required to pay Jefferies fees on certain transactions originated by Jefferies. Origination fees charged by Jefferies were $131.0 million, $198.3 million and $162.3 million for the years ended November 30, 2015, 2014 and 2013, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.

In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL to provide certain operational support, subsidies for loans, reimbursement of expenses, or to mitigate potential losses on transactions.

JFIN owed Jefferies $7.0 million and $39.9 million at November 30, 2015 and November 30, 2014, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.

At November 30, 2015 and 2014, JGL held securities issued by CLOs managed by JFIN and provided a guarantee whereby they are required to make certain payments to a CLO in the event that JFIN is unable to meet its obligations to the CLO. Additionally, JFP and Jefferies Funding LLC (JFL) have entered into derivative contracts or participation agreements with JFIN whose underlying value is based on certain securities issued by the CLO. Under these contracts, JFIN paid approximately $2.5 million and $1.2 million to JFP and JFL, respectively. Refer to Note 6, Investments, and Note 7, Financial Instruments at Fair Value.

In connection with the issuance of the Senior Notes, Jefferies acted as underwriter. Jefferies also acted as a placement agent for certain CLOs and holds a portion of certain CLO notes.

On July 31, 2015, JFIN CLO 2015-II entered into a $300.0 million pre-CLO warehouse financing with Jefferies Leveraged Credit Products LLC. The warehouse was terminated on October 22, 2015. Jefferies also acted as underwriter on closing of JFIN CLO 2015-II.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2015 and 2014

The accompanying consolidated financial statements have been prepared from separate records maintained by the Company, which may not necessarily be indicative of the financial condition or the results of operations that would have existed if the Company had been operated as an unaffiliated company.

16. LOAN COMMITMENTS

From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded on the Consolidated Balance Sheets. Once drawn, these commitments can be pledged as collateral under the Company’s credit facilities and funded. As of November 30, 2015 and 2014, the Company had undrawn commitments of $1,665.3 million and $1,463.5 million, respectively, in both the loans receivable and loans held for sale portfolios. As of November 30, 2015, the Company through the consolidated CLOs had the capacity to fund $1.2 billion of revolving commitments. In addition, $255.8 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2015 and 2014, these commitments had maturity dates through August 2021 and October 2020, respectively. For the years ended November 30, 2015, 2014 and 2013, the Company earned accrued unfunded fees of $12.0 million, $9.2 million and $5.1 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.

In addition, during the normal course of business, the Company extends commitments to underwrite credit facilities. As of November 30, 2015, the Company had $2.7 billion of commitments to lend to such underwritings, of which $0.9 billion have been syndicated to third parties with the balance of the commitments scheduled to de-risk in subsequent periods. As of November 30, 2014, the Company had $4.2 billion of commitments to lend to such underwritings, of which $1.5 billion had been syndicated to third parties with the balance of the commitments scheduled to de-risk in subsequent periods.

17. CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2015, there was no borrower whose individual outstanding loan balances represented 5% of all loan balances. As of November 30, 2014, there were four borrowers whose individual outstanding loan balances represented 11%, 4%, 3% and 3% of all loan balances. As of November 30, 2015, healthcare, retail, high tech industries and business services were the largest industry concentrations, which made up approximately 14%, 10%, 9% and 9%, respectively, of all loan balances. As of November 30, 2014, healthcare, finance and retail stores were the largest industry concentrations, which made up approximately 23%, 10% and 8%, respectively, of all loan balances. Loans balances include both Loans receivable and Loans held for sale.

* * * * * *

Jefferies LoanCore LLC

Consolidated Statements of Financial Condition as of November 30, 2015, 2014 and 2013 and
Related Statements of Operations and Comprehensive Income, Changes in Members’ Equity and Cash Flows for
the Years Ended November 30, 2015, 2014 and 2013

Jefferies LoanCore LLC
Index

Independent Auditor's Report

To the Management of Jefferies Loancore LLC

We have audited the accompanying consolidated financial statements of Jefferies LoanCore LLC and its subsidiaries, which comprise the consolidated statement of financial condition as of November 30, 2015 and the related consolidated statements of operations and comprehensive income, of changes in members’ equity, and of cash flows for the year then ended.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of
America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies LoanCore LLC and its subsidiaries as of November 30, 2015, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying consolidated statements of financial condition of Jefferies LoanCore LLC and its subsidiaries as of November 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity, and of cash flows for the years then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the financial statements as of and for the years ended November 30, 2014 and 2013 to be audited and they are, therefore, not covered by this report.

/s/ PricewaterhouseCoopers LLP
New York, New York
January 22, 2016

1

Jefferies LoanCore LLC
Consolidated Statements of Financial Condition
November 30, 2015 and November 30, 2014

(in thousands of dollars)	2015	2014 *

Assets
Cash and cash equivalents	$16,954	$9,202
Restricted cash	15,632	9,245
Loans held for sale, at fair value	1,979,563	1,417,133
Other investments, at fair value	19,524	49,190
Accrued interest receivable	8,919	5,954
Prepaid expenses and other assets	6,732	3,379
Derivative assets, at fair value	12,911	237
Deferred financing fees, net	8,882	8,504
Total assets	$2,069,117	$1,502,844

Liabilities and Members' Equity
Bond payable	$300,000	$300,000
Accounts payable and accrued expenses	40,544	23,464
Loan participations sold, at fair value	370,575	41,500
Derivative liabilities, at fair value	2,660	5,013
Borrowings under credit facilities	70,931	55,000
Repurchase agreements	685,066	539,570
Total liabilities	$1,469,776	$964,547
Commitments and contingencies
Members' equity	599,341	538,297
Total liabilities and members' equity	2,069,117	1,502,844

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
2

Jefferies LoanCore LLC
Consolidated Statements of Operations and Comprehensive Income
Fiscal Years Ended November 30, 2015 and November 30, 2014

(in thousands of dollars)	2015	2014 *

Net interest income
Interest income	$117,501	$61,080
Interest expense	(58,032)	(31,982)
Net interest income	59,469	29,098
Other income and gains (losses)
Income from other investments	4,695	1,040
Other income	22,938	6,644
Realized gain on sales of loans and other investments	30,780	34,572
Realized gain (loss) on derivative instruments	4,132	(11,503)
Realized gain (loss) on foreign currency, net	57	(134)
Unrealized gain (loss) on loans held for sale and other investments	(15,662)	8,789
Unrealized loss on foreign currency held	(50)	—
Unrealized gain (loss) on derivative instruments	15,320	(2,488)
Unrealized gain on loan participations sold	—	307
Total other income and gains (losses)	62,210	37,227
Costs and expenses
Compensation and benefits	(30,655)	(20,680)
Administrative expenses	(11,123)	(6,840)
Net income before income taxes	79,901	38,805
Income taxes	(934)	(129)
Net income	78,967	38,676
Other comprehensive income
Foreign currency translation adjustments, net	(3,986)	(515)
Total comprehensive income	$74,981	$38,161

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
4

Jefferies LoanCore LLC
Consolidated Statement of Changes in Members' Equity
Fiscal Year Ended November 30, 2015

(in thousands of dollars)	Jefferies JLC Holdings LLC	Finell LLC	LoanCore JLC Holdings LLC and Other Members	Total
Members' equity at December 1, 2014 *	$261,074	$261,074	$16,149	$538,297
Contributions from members	975,365	975,365	60,333	2,011,063
Distributions to members	(982,125)	(982,125)	(60,750)	(2,025,000)
Net income	38,299	38,299	2,369	78,967
Other comprehensive loss	(1,933)	(1,933)	(120)	(3,986)
Members' equity at November 30, 2015	$290,680	$290,680	$17,981	$599,341

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
5

Jefferies LoanCore LLC
Consolidated Statements of Cash Flows
Fiscal Years Ended November 30, 2015 and November 30, 2014

(in thousands of dollars)	Year Ended November 30, 2015	Year Ended November 30, 2014 *

Cash flows from operating activities
Net income	$78,967	$38,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Realized gain on sales of loans and other investments	(30,780)	(34,572)
Realized (gain) loss on loans held for sale and other investments	(4,132)	11,503
Unrealized (gain) loss on loans held for sale and other investments	15,662	(8,789)
Unrealized gain on loan participations sold	—	(307)
Unrealized (gain) loss on derivative instruments	(15,320)	2,488
Payment-in-kind interest	(893)	(521)
Amortization of deferred financing fees	7,958	3,864
Origination discount related to loans and other investments paid down	(3,445)	(3,371)
Purchases and funding of loans held for sale	(2,650,528)	(1,770,701)
Principal repayments received on loans held for sale	419,375	162,328
Proceeds from sales of loans	1,683,724	1,129,684
Proceeds from loan participations sold	329,075	41,500
Payments received on derivative instruments	17,067	13,676
Payments on settlement of derivative instruments	(13,006)	(25,677)
Changes in operating assets and liabilities
Accrued interest receivable	(2,965)	(2,185)
Prepaid expenses and other assets	(3,353)	(2,716)
Accounts payable and accrued expenses	12,486	(5,448)
Net cash used in operating activities	(160,108)	(450,568)
Cash flows from investing activities
Principal repayments on loans held for sale	—	32,000
Increase in restricted cash	(6,387)	$(729)
Contributions to other investments	(9,736)	(53,140)
Paydowns received on other investments	24,661	3,670
Proceeds from sales of other investments	14,925	—
Net cash provided by (used in) investing activities	23,463	(18,199)
Cash flows from financing activities
Upfront fees received on derivative instruments	6,545	—
Payments on settlement of derivative instruments	(6,457)	—
Proceeds from repurchase agreements and credit facilities	2,458,443	1,899,478
Paydowns on repurchase agreements and credit facilities	(2,297,017)	(1,461,971)
Payment of deferred financing fees	(8,324)	(3,107)
Contributions from members	1,954,905	1,253,468
Distribution to members	(1,964,250)	(1,221,413)
Net cash provided by financing activities	143,845	466,455
Effect of exchange-rate changes on cash and cash equivalents	552	(60)
Net increase in cash and cash equivalents	7,752	(2,372)
Cash and cash equivalents
Beginning of period	9,202	11,574
End of period	$16,954	$9,202
Supplemental cash flow information
Cash paid for interest	$49,479	$27,167
Cash paid for income taxes	40	148
Change in distributions payable to members	4,594	617
Non-cash distributions applied to contributions from members	56,158	38,767
Non-cash reversal of loan participations sold	—	17,688

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
6

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

1.	Organization
Jefferies LoanCore LLC (the “Company”), a Delaware limited liability company, was formed on February 23, 2011 (“Inception”) and its members are Jefferies JLC Holdings LLC (“Jefferies”), FINEII LLC (“GICRE”), LoanCore JLC Holdings LLC (“LoanCore”) and certain other individuals (“LoanCore Investors”). The Company was formed for the purpose of acquiring, originating, syndicating and securitizing real estate related debt. The Company shall remain in existence unless dissolved in accordance with the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). All initially capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the LLC Agreement of the Company dated February 23, 2011 and as amended on August 26, 2014. The LLC Agreement was amended to allow for European loan originations and for other administrative matters.
A board of managers (“Manager”), appointed by Jefferies, GICRE and LoanCore, shall have the sole and exclusive right and authority to manage and control the business and affairs of the Company. A three person credit committee (“Credit Committee”), equally represented by Jefferies, GICRE and LoanCore, has been established to review and approve all new investments, material amendments to existing investments, and the securitization or other sales of investments. Any action of the Credit Committee shall be authorized by a majority of the members of the Credit Committee.
Capital commitments have been made to the Company totaling $600,000. Jefferies and GICRE each have a 48.5% membership interest in the Company, LoanCore with a 0.333% interest and LoanCore Investors with a combined 2.667% interest. The interest held by the Members is represented by Units in the form of Preferred Units, Class A Common Units and Class B Common Units. Capital calls may be made at the discretion of the Manager to fund investments and cover expenses, costs, and liabilities incurred in the conduct of Company business as further specified in the LLC Agreement. Subject to certain limitations, capital returned to the members may be recalled.
To increase its funding capacity, the Company has formed various wholly owned subsidiaries that have separately entered into master repurchase agreements with different financial institutions as described in Note 5. The Company also formed JLC Finance Corporation, a wholly owned subsidiary, to co-issue with the Company $300,000 of unsecured senior notes on May 31, 2013 as described in Note 7. To facilitate European originations, the Company has formed various wholly owned subsidiaries.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements are presented on a consolidated basis and include all wholly owned subsidiaries of the Company. All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. The Company’s most significant estimates include the fair value of financial instruments, including loans held for sale, derivatives, other investments, and loan participations sold, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. The actual results could differ from those estimates.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Cash and Cash Equivalents
The Company considers highly liquid short-term investments denominated in US Dollars (“USD”), British Pound Sterling (“GBP”) or Euros (“EUR”) with original maturities of less than ninety days from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of deposits and money market accounts with commercial banks that each may be in excess of depository insurance limits. The Company believes it adequately mitigates this risk by only investing in or through major financial institutions.
Restricted Cash
Restricted cash represents amounts required to be held with the Company’s counterparties as collateral under certain requirements of the Company’s repurchase agreements, credit facilities and derivative transactions.
Consolidated Statements of Cash Flows
Cash flows related to loans originated or acquired during the period ended November 30, 2011 have been classified as investing activities given uncertainty about the length of their anticipated holding period at origination. During the year ended November 30, 2012, the Company achieved key strategic objectives and the Commercial Mortgage Backed Securities (“CMBS”) secondary markets experienced favorable economic conditions that increased the demand for commercial real estate loans. As a result, the Company began classifying cash flows related to loans that were originated subsequent to November 30, 2011 as operating activities. During the year ended November 30, 2015 and November 30, 2014, $0 and $32,000, respectively, related to the principal repayment of loans originated or acquired in the period ended November 30, 2011 have been classified as investing activities.
The Company classifies cash flows from its economic hedges in the same category as the cash flows from the items subject to the economic hedging relationships. Accordingly, cash flows related to derivative instruments are classified as operating activities. Cash flows related to certain derivative instruments that are used to hedge credit risk are classified as financing activities as they have a financing element attributed to them at inception.
Loans Held for Sale
The Company originates and purchases its loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of first and mezzanine mortgage loans that are collateralized by commercial, mixed use and multifamily residential real estate throughout the United States and Europe. Loans held for sale are initially recorded at cost, which approximates fair value and are net of purchase or origination discounts and premiums. Subsequent changes in the estimated fair value of loans are recorded as unrealized gains or losses in the accompanying consolidated statements of operations and comprehensive income as the Company has elected the fair value option under ASC 825 for all of its loans. Certain of the Company's loans may include embedded derivatives that are not bifurcated from the related loans, but rather accounted for as one instrument under the fair value option in accordance with ASC 815. Any change to the fair value of the embedded derivatives is recorded in the unrealized gain (loss) on loans held for sale in the Company's accompanying consolidated statements of operations and comprehensive income. The estimated fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Of the loans held for sale, $1,015,142 and $757,498 are pledged as collateral under the Company’s master repurchase agreements as of November 30, 2015 and November 30, 2014, respectively.
The performance of the underlying collateral is considered a key factor in the valuation process. As of November 30, 2015, all loans were performing. As of November 30, 2014, all loans were performing, with the exception of a $6,198 senior loan and a $2,065 mezzanine loan, which were both originated with the same underlying collateral. The Company considers a loan to be non-performing if it is delinquent on debt service or maturity, or if the loan to value ratio falls below a certain threshold at which the Company does not believe it will recover its investment.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The Company evaluates the collectability of both interest and principal of each loan on an ongoing basis, at least quarterly, to determine whether they are impaired. An other than temporary impairment is indicated when it is probable that the Company will not be able to collect all amounts due pursuant to the contractual terms of the loan. Because the Company’s loans are collateralized either by real property or by equity interests in the borrower, impairment is usually measured by comparing the estimated fair value of the underlying collateral to the Company's cost basis of the respective loan. The valuation of the underlying collateral requires significant judgment. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly in realized gains (loss) on sales of loans and other investments on the consolidated statements of operations and comprehensive income.
The Company has also evaluated, where appropriate, its loans held for sale which may have an element of a lending arrangement collateralized by real estate for accounting treatment as loans or investments as required by sections of ASC 310 governing the accounting for acquisition, development, and construction type loans (“ADC loans”). The Company has concluded that it has no decision making authority or power to direct activity, except normal lender rights as further discussed in Note 9 and that the Company’s loans evaluated as ADC loans under ASC 310 should be accounted for as loans rather than investments.
The Company relies substantially on the secondary mortgage market as all of the loans originated may be sold into this market. The secondary mortgage market relies primarily on the CMBS market, into which loans are sold and securitized into CMBS bonds. The CMBS bond market can be very volatile along with other fixed income securities’ markets. Fluctuations in values of CMBS bonds will most likely lead to similar fluctuations in the estimated fair value of loans held for sale and could limit the Company’s ability to securitize loans.
Transfer of Financial Assets
For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company's consolidated statements of financial condition and the sale proceeds are recognized as loan participations sold, a liability.

Loan Participations Sold
Loan participations sold represent senior interests in certain loans that were sold, however, the Company presents such loan participations sold as liabilities because these arrangements do not qualify as sales under GAAP. These participations are non-recourse and remain on the Company’s consolidated statements of financial condition until the loan is repaid. The gross presentation of loan participations sold does not impact member’s equity or net income.

Other Investments
At times, the Company may invest in special purpose vehicles structured as limited liability companies for the purpose of investing in commercial real estate debt and preferred equity positions. Some of these entities in which the Company may invest in may qualify as Variable Interest Entities (“VIEs”) as discussed in Note 11. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its related party affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company considers the facts and circumstances pertinent to each VIE borrowing under the loan or through the Company’s investment, including the relative amount of

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

financing the common equity holders of the VIE are contributing to the overall project cost, decision making rights or control held by the common equity holders, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required. The Company’s exposure to each investment is limited to the fair market value reflected on the consolidated statements of financial condition.

The Company has also evaluated, where appropriate, its loan investments which may have an element of a lending arrangement collateralized by real estate for accounting treatment as investments rather than loans as required by ASC 310. The Company has concluded that it has no decision making authority or power to direct activity, except normal lender or preferred equity rights, which are subordinate to the senior loans on the projects. For each investment described in Note 11, the characteristics, facts and circumstances indicate that investment accounting under the equity method treatment is appropriate.
The Company has elected to account for its other investments at estimated fair value. The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Under the fair value option, investments are initially recorded at cost which approximates estimated fair value. The estimated fair value of other investments is determined based upon completed or pending transactions involving the underlying investment. In the absence of such evidence, estimated fair value is determined using multiple methodologies, including the market and income approaches.
Income from limited liability companies in which the Company invests is reflected in the accompanying consolidated financial statements as income from other investments and changes in estimated fair value of the investments are reflected as a component of unrealized gains and losses on loans held for sale and other investments.

Other Income
The Company recognizes other income related to origination discounts, termination fees and miscellaneous other fees when loans are paid off per terms of the related loan agreement.

Deferred Financing Fees, Net
Fees and expenses incurred in connection with the Company’s repurchase agreements and credit facilities are capitalized and amortized to interest expense over the financing term under the straight-line method. Fees and expenses incurred in connection with Company’s bond payable are capitalized and amortized to interest expense over the financing term under the effective interest method.
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the fair value variability of fixed rate assets caused by interest rate fluctuations. The Company may use a variety of derivative instruments, including interest rate swaps, indices, caps, collars and floors, to manage interest rate and credit risk.
To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each statement of financial condition date. Standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost may be used to determine fair value. All such methods of measuring fair value for derivative instruments result in an estimate of fair value, and such value may never actually be realized.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The Company recognizes all derivatives on the consolidated statements of financial condition at estimated fair value. The Company does not designate derivatives as hedges to qualify for hedge accounting. Any net payments under open or terminated derivatives are included in realized gain (loss) on derivative instruments, and fluctuations in the fair value of derivatives held are recognized in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations and comprehensive income.
Initial payments made or received on open derivatives at November 30, 2015 and November 30, 2014 are included in derivative liabilities and derivative assets, at fair value on the accompanying consolidated statements of financial condition.
As a part of the risk management strategy of the Company, it may enter into Interest Rate Lock Commitments (“IRLCs”) in connection with its loan origination activities. The Company accounts for IRLCs as derivative instruments and records them at fair value with changes in fair value recorded in unrealized gains and losses on the consolidated statements of operations and comprehensive income. In estimating the fair value of an IRLC, the Company assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related loans which is based on observable market data and includes the expected net future cash flows of the loans. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time.  Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To protect against this risk, the Company utilizes other derivative instruments, including interest rate swaps and options to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The changes in the fair value of these IRLCs are recorded in realized gain (loss) on sales of loans and other investments and unrealized gain (loss) on loans held for sale and other investments on the consolidated statements of operations and comprehensive income. At the time the related loan is funded, any remaining fair value is transferred to the basis of that loan as a discount or premium, as applicable.
The Company enters into foreign currency forward contracts with counterparties primarily as hedges against portfolio positions with each instrument’s primary risk exposure being foreign exchange risk. Forward currency contracts are over-the-counter contracts for delayed delivery of currency in which the buyer agrees to buy and the seller agrees to deliver a specified currency at a specified price on a specified date. The Company did not incur an upfront cost to acquire the contracts and all commitments are marked-to-market on each valuation date at the applicable forward exchange rate and adjusted for nonperformance risk of counterparties, as appropriate. Any resulting unrealized appreciation or depreciation is recorded on such date in derivative assets, at fair value or derivative liabilities, at fair value on the Company’s consolidated statements of financial condition and reflected as unrealized gain (loss) on the Company’s consolidated statements of operations and comprehensive income. The Company realizes gains and losses at the time forward contracts are extinguished or closed upon entering into an offsetting contract or delivering the foreign currency.
The Company has also entered into other derivatives, including share warrants, related to loans or other investments it has originated in the UK. The Company did not incur an upfront cost to acquire the other derivatives and all other derivatives are marked-to-market on each valuation date. Any resulting unrealized appreciation or depreciation is recorded on such date in derivative assets, at fair value or derivative liabilities, at fair value on the Company’s consolidated statements of financial condition and reflected as unrealized gain (loss) on the Company’s consolidated statements of operations and comprehensive income. The Company realizes gains and losses at the time the other derivative is either exercised or terminated.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Repurchase Agreements
Loans sold under repurchase agreements are treated as collateralized financing transactions unless they meet sales treatment. Loans financed through a repurchase agreement remain on the Company’s consolidated statements of financial condition as an asset and cash received from the purchaser is recorded on the Company’s consolidated statements of financial condition as a liability. Interest incurred in accordance with repurchase agreements is recorded in interest expense.
Bond Payable
Bond payable is accounted for on an amortized cost basis. Interest incurred in accordance with the indenture agreement is recorded in interest expense and calculated using the effective interest method.
Credit Facilities
Borrowings under the credit facilities are stated at their outstanding principal amount. Interest incurred in accordance with the credit facilities agreements is recorded in interest expense and accrued interest is included in accounts payable and accrued expenses. The Company did not elect the option to account for its credit facilities at fair value. The Company believes the fair value of the debt approximates its carrying value due to the credit facilities' floating market rate of interest and the stability of the Company’s creditworthiness.
Fair Value Measurement
In accordance with the authoritative guidance on estimated fair value measurements and disclosures under GAAP (Financial Accounting Standards Board - Accounting Standards Codification Topic 820), the methodologies used for valuing such instruments have been categorized into three broad levels as follows:
Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment spreads, loss severities, credit risks and default rates), and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

•
Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which are, in turn, based significantly on unobservable inputs or are otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

Pursuant to the authoritative guidance, these levels form a hierarchy. The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. The Company considers all available information, including observable market data, indications of market liquidity and orderliness, and its understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs into the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.
Financial instruments are considered Level 3 when pricing models are used, including discounted cash flow methodologies and at least one significant model assumption or input is unobservable or

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

has significant variability between sources. The tables in Note 12 present a reconciliation for all assets and liabilities that are measured and recognized at fair value on a recurring basis using significant unobservable inputs. When assets and liabilities are transferred between levels, the Company recognizes the transfer as of the end of the period. There were no transfers between levels for the years ended November 30, 2015 and November 30, 2014.

Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, estimated fair values are not necessarily indicative of the amounts the Company could realize upon disposition of the financial instruments. Financial instruments with readily available active quoted prices, or for which an estimated fair value can be measured from actively quoted prices, generally will have a higher degree of pricing observability, and will therefore, require a lesser degree of judgment to be utilized in measuring estimated fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment in measuring estimated fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or pricing methodologies may have a material effect on estimated fair value amounts.
Electing the fair value option for loans held for sale, other investments, and liabilities related to loan participations sold reflects the manner in which the business is managed and often allows for an offset of the changes in the estimated fair value of these instruments and the interest rate derivatives used to hedge against market interest fluctuations. For a further discussion regarding the measurement of financial instruments, see Note 12.
Revenue Recognition
Interest on loans held for sale is recognized as earned under the contractual terms of the loans and included in interest income in the accompanying consolidated statements of operations and comprehensive income. Interest is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent. Delinquency is calculated based on the contractual interest due date of the loan. For the years ended November 30, 2015 and November 30, 2014, the Company had no loans and two loans deemed delinquent, respectively.
Upon sale of a loan, the Company will reverse previously recorded unrealized gains and losses and recognize realized gains or losses on the loan sold. Any difference between the initial recorded value of the loan, including any discount, and the sales price is recorded as realized gain or loss. For loans that were originated at a discount that are subsequently paid down by the borrower, the origination discount is recognized in other income.
Certain Risks and Concentrations
Due to the nature of the mortgage lending industry, changes in interest rates and spreads on commercial-mortgage backed securities may significantly impact the estimated fair value of the Company’s investments, revenue from originating mortgages and subsequent sales of loans, which is one of the primary sources of income for the Company.
The Company uses third parties to provide loan servicing on its portfolio of investments. There is a credit risk associated with using these third parties. The Company believes it mitigates this risk by using nationally recognized third parties to service loans and other investments. Management also monitors each loan or other investment independently.
Concentration of Credit Risk
The Company invests its cash primarily in demand deposits and money market accounts with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. The Company believes it mitigates credit risk by depositing cash in or investing through major financial institutions having capital ratios that exceed

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

the regulatory standards defined for a well-capitalized financial institution. To date, there have been no losses from these investments.
In the normal course of its activities, the Company may utilize derivative financial instruments. These derivatives are predominantly used for managing risk associated with the Company’s portfolio of investments. Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the term of the contract. The Company’s exposure to credit risk at any point in time is generally limited to amounts recorded as derivative assets on the consolidated statements of financial condition.
Concentrations of credit risks arise when a number of properties related to the Company's loans and other investments are located in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company monitors various segments of its investments to assess potential concentrations of credit risks. Management believes the current investments are reasonably well diversified and do not contain any significant concentration of credit risks. Collateral for all of the Company's loans and other investments is located in the United States and Europe, with New York 24.2% and California 12.7%, representing the only two states with concentration greater than 10.0% as of November 30, 2015. As of November 30, 2014, the only states with collateral concentration greater than 10.0% were New York 22.3% and Florida 15.1%.
Income Taxes
No provision has been made in the accompanying consolidated financial statements for federal income taxes as the Company has elected to be treated as a partnership for federal income tax purposes. Each member is responsible for its allocable share of income taxes generated by the activities of the Company.
The Company files various foreign, state and local income tax returns. For the years ended November 30, 2015 and November 30, 2014 a tax provision of $934 and $129 was recorded and included in income taxes, respectively. State withholding payments made on behalf of the Company’s members that remain due to the Company as of November 30, 2015 and November 30, 2014 are $209 and $157, respectively.
The Company recognizes tax positions in the consolidated financial statements only when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by the relevant taxing authority. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. As of November 30, 2015 and November 30, 2014, unrecognized tax benefits were $974 and $765, respectively.
Interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if any, are recognized in other expenses. At November 30, 2015 and November 30, 2014, the Company has accrued interest expense of approximately $424 and $350, respectively. No penalties have been accrued for both years ended November 30, 2015 and November 30, 2014.
The Company is not under examination by any taxing authorities. The earliest tax year which remains subject to examination by major taxing authorities is 2011.
Foreign Currency
In the normal course of business, the Company enters into transactions not denominated in US dollars in connection with its European loan originations. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company’s consolidated statements of operations and comprehensive income. As of November 30, 2015, the Company and its wholly owned subsidiaries held 3,898 GBP and 517 EUR in cash and cash equivalents. In addition, the Company consolidates wholly owned subsidiaries that have non-US dollar functional

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

currency. Non-US dollar denominated assets and liabilities are translated to US dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses at the average rate of exchange prevailing during the period recognized. Cumulative translation adjustments arising from translation of non-US dollar denominated subsidiaries are recorded in other comprehensive income. The Company has recorded $3,986 of other comprehensive loss and $515 of other comprehensive loss on foreign currency translation adjustments, respectively, as of November 30, 2015 and November 30, 2014.

Indemnifications
The Company enters into contracts that contain a variety of indemnifications under certain representations and warranties, which primarily relate to sales of loans as part of securitization transactions. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or (“ASU 2014-09”). ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated historical financial statements.
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new ASU disclosure requirement explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date by considering relevant conditions that are known (and reasonably knowable) at the issuance date. If significant doubt exists, management will need to assess if its plans will or will not

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

alleviate substantial doubt in order to determine the specific disclosures. The ASU is effective for annual periods beginning after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the impact of ASU 2014-15 on the consolidated financial statements.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which establishes a measurement alternative allowing qualifying entities to measure both the collateralized financing entity’s, or CFE’s, financial assets and financial liabilities based on the fair value of the financial assets or financial liabilities, whichever is more observable. The measurement alternative is available upon initial consolidation of the CFE or adoption of this ASU and can be applied on a CFE-by-CFE basis. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  Early application is permitted. The Company does not expect that the application of this ASU will have a material impact on the Company’s consolidated historical financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company has elected to early adopt such guidance in these consolidated financial statements which resulted in no impact to the Company.
In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect that the application of this ASU will have a material impact on the Company’s consolidated historical financial statements.
In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; simplification, and minor improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies and to improve the codification’s presentation of guidance, the adoption of this standard is not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not expect that the application of this ASU will have a material impact on the Company’s consolidated historical financial statements.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

3.	Members’ Equity
As described in Note 1, interests held by the Members are represented by Units in the form of Preferred Units, Class A Common Units and Class B Common Units. Issued at inception and outstanding as of November 30, 2015 were 600 Preferred Units, 10,000 Class A Common Units and 2,195 Class B Common Units, of which 11.5 Preferred Units, 191.668 Class A Common Units and 1,770 Class B Common Units were held by employees.
Class B Common Units were granted at inception to GICRE and one key employee (“Key Employee”). All such Class B Common Units shall become vested units immediately before the consummation of a Company sale that results in an annualized rate of return, realized entirely in cash, on the Preferred Units and Class A Common Units, of at least 15%, an IPO that results in gross proceeds of at least $150,000 and an annualized rate of return, realized entirely in cash, on the Preferred Units and Class A Common Units, of at least 15%, a liquidity event or a transfer, as defined. To the extent the return is not entirely realized in cash in the case of a qualifying IPO, 50% of the Class B Common Units shall become vested and the remainder will vest contingent upon the performance of the Company’s stock price over the two years immediately following the IPO. Upon vesting, each Class B Common Unit will convert into one Class A Common Unit. Prior to vesting, Class B Common Units have no voting rights.
In the event that the Company terminates the Key Employee for Cause or he resigns without Good Reason, as defined, all unvested Class B Common Units owned by either party will be forfeited. In the event that the Company terminates the Key Employee without Cause, he resigns for Good Reason, or his employment with the Company ends due to death or disability, the employee and GICRE may retain 20% of the unvested Class B Common Units for each full year the Key Employee was employed by the Company. As of the date of grant, February 23, 2011, the Company has determined the fair value of the Class B Common Units held by the Key Employee to be $3,145, in aggregate. The fair value was determined utilizing a Black-Scholes model, discounted to account for the inherent lack of marketability of the Units. Significant inputs and assumptions utilized in determining the fair value of the Units include the term, expected volatility, dividend yield and risk-free rate.
With respect to Preferred Units and Class A Common Units held by employees, upon termination of employment without Cause or for Good Reason as defined, the Company shall redeem promptly all Preferred Units and, at the option of such employee, all Class A Common Units held by such employee at Book Value, as defined.
Under the LLC Agreement, a 7% capital charge (“Capital Charge”) accrues as a preference to the Preferred Units on unreturned Capital Contributions.
On an accumulated basis through November 30, 2015 and November 30, 2014, respectively, the Company called $7,464,781 and $5,453,718 of capital from its members to fund new investment originations, acquisitions and working capital. Cumulatively through November 30, 2015 and November 30, 2014, respectively, the Company distributed $7,145,234 and $5,120,234, of which $108,022 and $80,685 is considered payments of the Capital Charge. Of the distributions declared, $5,211 and $617 were due and payable to LoanCore and LoanCore Investors at November 30, 2015 and November 30, 2014, respectively, and are included in accounts payable and accrued expenses on the consolidated statements of financial condition.
The total capital commitments of the Company are $600,000 as further described in Note 1. Certain amounts of capital previously returned to Members are considered recallable, resulting in net callable, unfunded commitments of $172,431 and $185,831 at November 30, 2015 and November 30, 2014, respectively.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Pursuant to the LLC Agreement, GICRE has the first right to purchase subordinate loans and investments based on market terms. For the years ended November 30, 2015 and November 30, 2014, no loans or investments were sold to GICRE.
Allocation of Net Income and Net Losses
Net income and net losses are allocated to the members in a manner consistent with the LLC Agreement, which provides for a hypothetical liquidation at net book value of the Company’s assets and liabilities as of the date of presentation and as recorded on the accompanying consolidated statement of changes in members’ equity.
Distributions
Non-liquidating Distributions
No less often than semi-monthly (or more frequently as requested by GICRE or Jefferies), the Company shall distribute the Company’s Available Cash, as defined in the LLC Agreement, as follows:

1)
First, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interest until each holder of Preferred Units shall have received an amount equal to, but not in excess of, the unpaid accrued 7% Capital Charge attributable to the Preferred Units;

2)
Second, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their Unreturned Capital Contribution; and

3)
Third, to the extent available, to the holders of the Class A Common Units, pro rata in accordance with their respective Common Percentage Interests (calculated by excluding from the numerator and the denominator the number of Class B Common Units issued and outstanding).

Liquidating Distributions
Upon a Liquidity Event, the proceeds of such sale, disposition or liquidation and any other available cash shall be applied and distributed as follows:

1)
First, to the extent available, proceeds shall be applied to the payment of liabilities of the Company (including all expenses of the Company incident to the Liquidity Event and all other liabilities that the Company owes to the Members or any Affiliates of a Member in accordance with the terms hereof);

2)
Second, to the extent available, proceeds shall be applied to the setting up of any reserves which are reasonably necessary for contingent, un-matured or unforeseen liabilities or obligations of the Company;

3)
Third, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their unpaid accrued 7% Capital Charge attributable to the Preferred Units;

4)
Fourth, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their Unreturned Capital Contribution; and

5)	Fifth, to the extent available, to the holders of the Common Units, pro rata in accordance with their respective Common Percentage Interests.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) reflected in the Company’s members’ equity is comprised of the following ($ in thousands):

Balance at November 30, 2014	$(515)
Unrealized loss on translation adjustment	(3,986)
Balance at November 30, 2015	$(4,501)

4.	Transfers of Financial Assets
During the years ended November 30, 2015 and November 30, 2014, the Company sold loans to unaffiliated third parties, as part of securitization transactions. The Company received only cash proceeds from these transactions.
Transfers of loans as part of securitization transactions that qualified as sales, were derecognized from the consolidated statements of financial condition, resulting in the recognition of aggregate realized gains of $34,811 and $28,417 for the years ended November 30, 2015 and November 30, 2014, respectively.
During the year ended November 30, 2015, two whole loans, one A-note and six senior participations were sold for an aggregate of $384,375 to the DivCore CLO 2013-1, Ltd. (the “CLO”), a related party. The sale of the two whole loans to the CLO resulted in a realized gain of $503, which is included in realized gain on sales of loans and other investments in the accompanying consolidated statements of operations and comprehensive income. The A-note and the six senior participations sold to the CLO remain on the Company’s statements of financial condition with corresponding liabilities for proceeds received as they did not qualify as a sale for accounting purposes because the Company retained either a subordinate participating note or junior participation related to the same underlying collateral and the subordinate participating note or junior participation does not receive cash flows on a pari parsu basis with the sold note or participation.
Additionally, one whole loan was sold to an unaffiliated third party for $7,177 resulting in a realized gain of $351, one other investment was sold to an unaffiliated third party for $14,925, resulting in a realized gain of $75 and one mezzanine loan was sold to an unaffiliated third party for $5,481, resulting in a realized gain of $451. All realized gains are included in realized gain on sales of loans and other investments in the accompanying consolidated statements of operations and comprehensive income.
During the year ended November 30, 2014, fourteen whole loans and one senior participation were sold for an aggregate of $474,087 to the CLO. Additionally, two loans were sold for $13,492 to unaffiliated third parties. The sale of these loans resulted in a net realized gain of $4,706, which is included in realized gain on sales of loans and other investments in the accompanying consolidated statements of operations and comprehensive income. The senior participation sold to the CLO remains on the Company’s statement of financial condition with a corresponding liability for proceeds received as the sale did not qualify as a sale for accounting purposes because the Company retained a junior participation related to the same underlying collateral and the junior participation does not receive cash flows on a pari-passu basis with the sold participation.
In June 2012, one loan, although legally transferred in connection with its securitization, did not qualify as a sale for accounting purposes because the Company retained a junior participation in the whole loan, and accordingly remained on the Company’s consolidated statements of financial condition with a corresponding liability recorded as loan participations sold. In July 2014, as a result of the junior participation loan payoff, the senior participation of the whole loan was qualified

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

and treated as a sale by the Company under ASC 860. This transaction resulted in the Company recognizing a $1,450 realized gain on loans for the year ended November 30, 2014. Consequently, the Company also reversed a $2,071 unrealized gain on fixed rate loans and a $621 unrealized loss on loan participations sold during the year ended November 30, 2014.
At November 30, 2015, one A-note and seven senior participations, with an aggregate fair value of $370,575, remain on the Company’s consolidated statements of financial condition with a corresponding liability for the proceeds received recorded as loan participations sold, at fair value. The Company has elected to measure these liabilities at fair value, with subsequent changes in fair value reflected as unrealized gain (loss) on loan participations sold in the accompanying consolidated statements of operations and comprehensive income. The estimated fair value of these liabilities is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality, which approximates the estimated fair value of the liability related to the financial asset retained.

5.	Repurchase Facilities
The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities.  As of November 30, 2015, the Company has six committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,470,000 of credit capacity.  Assets pledged as collateral under these facilities include whole mortgage loans, participation interests in mortgage loans collateralized by first liens on commercial properties and subordinate loans. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios including a ratio of total indebtedness to total assets of .83 to 1.  The Company believes it is in compliance with all covenants as of November 30, 2015 and November 30, 2014.
The Company’s wholly-owned subsidiary, JLC Warehouse I LLC (“JLC WH I”) entered into a $300,000 Master Repurchase Agreement on June 24, 2011 with an initial maturity of June 24, 2013. On May 7, 2013, the Company exercised its one-year extension option to extend the termination date of the facility to June 24, 2014. As per the terms of the Master Repurchase Agreement, the facility terminated on June 24, 2014.

The Company’s wholly-owned subsidiary, JLC Warehouse II LLC (“JLC WH II”) entered into a $300,000 Master Repurchase Agreement on August 25, 2011. This facility was scheduled to terminate on August 25, 2014 with the option to extend for an additional year, subject to certain conditions. On February 14, 2014, this master repurchase agreement was amended. The facility amount was increased to $350,000 and the termination date was extended to February 14, 2017 with an option to extend for up to two one-year extensions, subject to certain conditions.

The Company’s wholly-owned subsidiary, JLC Warehouse IV LLC (“JLC WH IV”) entered into a $200,000 Master Repurchase Agreement on December 16, 2013. The facility terminates on December 16, 2016 and has rolling one-year extension options, subject to certain conditions.
The Company’s wholly-owned subsidiary, JLC Warehouse V LLC (“JLC WH V”) entered into a $350,000 Master Repurchase Agreement on August 25, 2014. On December 20, 2014, the facility amount was increased to $500,000. The facility terminates on August 25, 2017 and has rolling one-year extension options, subject to certain conditions.
The Company’s wholly-owned subsidiaries, JLC Warehouse VI LLC and JLC Mezz VI LLC (collectively “JLC WH VI”) entered into a $220,000 Master Repurchase Agreement on January 20, 2015 with Jefferies Funding LLC, a related party. The facility terminates on January 19, 2016.
The Company’s wholly-owned subsidiary, JLC Warehouse VII LLC (“JLC WH VII”) entered into a $200,000 Master Repurchase Agreement on July 8, 2015.  The facility terminates on July 6, 2016 and has two one-year extension options, subject to certain conditions.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

On August 7, 2013, the Company entered into a Master Repurchase Agreement with Jefferies Funding LLC, a related party. The terms of the agreement are negotiable and determinable on a transaction-by-transaction basis. A transaction is an agreement between JLC (“Seller”) and Jefferies Funding LLC (“Buyer”) in which the Seller agrees to transfer to the Buyer securities or other assets (“Securities”) against the transfer of funds by buyer, with a simultaneous agreement by Buyer to transfer to Seller such Securities at a specified date or on demand, against the transfer of funds by Seller. This Agreement may be terminated by either party upon giving written notice to the other, except that this Agreement shall, notwithstanding such notice, remain applicable to any transactions then outstanding.

A summary of the Company’s repurchase facilities as of November 30, 2015 and November 30, 2014 were as follows:

At November 30, 2015
Name	Committed Amount	Outstanding Amount	Committed but Unfunded	Average Interest Rate(s) at November 30, 2015	Advance Rate	Maturity	Remaining Extension Options	Current Balance of Collateral Pledged
JLC WH II	$350,000	—	$350,000	N/A	N/A	2/14/2017	Two additional one-year periods at Company's option subject to an extension fee and other certain requirements	—
JLC WH IV	$200,000	$44,600	$155,400	2.83%	50-70%, depending on loan collateral	12/16/2016	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$76,000
JLC WH V	$500,000	$324,982	$175,018	2.79%	60-80%, depending on loan collateral	8/25/2017	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$456,262
JLC WH VI	$220,000	$175,063	$44,937	4.86%	13-85%, depending on loan collateral	1/19/2016	None	$292,273
JLC WH VII	$200,000	$140,421	$59,579	2.44%	73-75%, depending on loan collateral	7/6/2016	Two one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$190,607
JLC	No maximum commitment amount	—	No maximum commitment amount	N/A	N/A	N/A	N/A	—
	$1,470,000	685,066	$784,934					1,015,132

At November 30, 2014
Name	Committed Amount	Outstanding Amount	Committed but Unfunded	Average Interest Rate(s) at November 30, 2015	Advance Rate	Maturity	Remaining Extension Options	Current Balance of Collateral Pledged
JLC WH II	$350,000	$134,280	$215,720	2.53%	60-75%, depending on loan collateral	2/14/2017	Two additional one-year periods at Company's option subject to an extension fee and other certain requirements	$196,040
JLC WH IV	$200,000	$94,302	$105,698	2.69%	65-75%, depending on loan collateral	12/16/2016	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$135,883
JLC WH V	$350,000	$310,988	$39,012	2.77%	60-80%, depending on loan collateral	8/25/2017	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$425,575
JLC	No maximum commitment amount	—	No maximum commitment amount	N/A	60-75%, depending on loan collateral	N/A	N/A	—
	$900,000	$539,570	$360,430					$757,498

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The repurchase agreements require principal repayments on the financings as principal payments are received on loans held for sale or upon sale or transfer of the loans. All principal and interest payments from borrowers on the Company’s loans held for sale are collected by the Company’s third party servicers. Under the terms of the Company’s repurchase agreements, all such loan payments are applied toward interest and principal due on the repurchase agreements first with any excess remitted to the Company.
Amortization of deferred financing fees for all repurchase facilities is included as interest expense in the accompanying consolidated statements of operations and comprehensive income and was $6,009 and $2,465 for the years ended November 30, 2015 and November 30, 2014, respectively.

6.	Credit Facilities
On March 19, 2014, the Company entered into two committed subscription credit agreements, collateralized by the Company’s available commitments, in the aggregate principal amount of $60,000. The Credit Facilities are available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On March 19, 2015, the Company amended the two committed subscription agreements by extending the initial term to April 19, 2016. The terms of the facilities are for one year through April 19, 2016, with two one-year extension options, subject to an extension fee. The subscription credit facilities have an upfront fee, an unused fee and a stated interest rate based on a spread to LIBOR or a spread to prime. The Company had $0 and $55,000 of borrowings outstanding under these facilities at November 30, 2015 and November 30, 2014, respectively. The Company incurred interest expense of $488 and $475, respectively, for the years ended November 30, 2015 and November 30, 2014, including the unused fee. The average rate at November 30, 2014 was 2.16%.
As of November 30, 2015 and for the year ended November 30, 2015, the Company believes it was in compliance with all covenants, which include maintaining leverage policies detailed in the LLC Agreement and maintaining a sufficient borrowing base consisting of uncalled capital commitments of members to collateralize the credit facilities borrowings.
On May 26, 2015, the Company’s wholly-owned subsidiary, Jefferies LoanCore (Europe) 2015-1 Limited, entered into a 51,500 GBP credit facility agreement. The facility terminates on January 9, 2017 and has two six-month extension options. The facility was initially secured by a 74,541 GBP whole loan that was originated by Jefferies LoanCore (Europe) 2015-1 Limited. At November 30, 2015, the whole loan current balance was 70,900 GBP. The term of the facility is six months longer than the initial term of the whole loan and required an upfront fee to be paid at closing. The Company had 47,091 GBP outstanding under this facility at November 30, 2015. The interest rate on the facility is three-month LIBOR plus 4.0% as of November 30, 2015. The Company incurred interest expense of $1,807 for the year ended November 30, 2015. Costs incurred related to the facility that were capitalized to deferred financing fees are amortized over the life of the whole loan as that is the expected term of the facility.
Amortization of deferred financing fees for the credit facilities is included as interest expense in the accompanying consolidated statements of operations and comprehensive income and was $837 and $365 for the years ended November 30, 2015 and November 30, 2014, respectively.

7.	Bond Payable
On May 31, 2013, the Company issued $300,000 of unregistered senior unsecured notes maturing on June 1, 2020 and bearing interest at 6.875%. The unsecured notes are governed by the indenture agreement, dated May 31, 2013, among Jefferies LoanCore LLC, JLC Finance Corporation, and Wilmington Trust, National Association, as trustee.
The Company may redeem the notes in whole or in part on and after June 1, 2016 at the redemption prices described in Section 3.07 of the indenture agreement. Prior to June 1, 2016, the

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Company may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes before June 1, 2016 with the net cash proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
Under the terms of the indenture agreement, the Company is subject to various financial and operating covenants, including maintaining a non-funding debt to equity ratio of less than 1.75x and a $300,000 minimum GAAP equity requirement, which may be reduced down by subsequent GAAP losses. The Company believes it was in compliance with all of the debt covenants as of November 30, 2015 and November 30, 2014.
Amortization of bond deferred financing fees included as interest expense in the accompanying consolidated statements of operations and comprehensive income for the years ended November 30, 2015 and November 30, 2014 was $1,112 and $1,034, respectively.

8.	Related Party Transactions
As provided for in the LLC Agreement, LoanCore provides management services to the Company. The Company reimburses LoanCore for its costs allocable to such activities. For the years ended November 30, 2015 and November 30, 2014, compensation, benefits and administrative costs allocable to the Company and reimbursable to LoanCore were $29,273 and $19,891, respectively. As of November 30, 2015 and November 30, 2014, amounts owed to LoanCore, net of any LoanCore expenses paid by the Company, were $25,351 and $13,620, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.
As provided for in the LLC Agreement, the Company engages affiliated entities to provide financial advisory, underwriting, investment banking, loan servicing, insurance, real estate, due diligence, accounting or other services.
The Company has an agreement in place with Divco West Services, LLC (“DWS”), an affiliate, related to the provision of administration, accounting, advisory, financial reporting, and technology services, which is subject to approval by the Manager. Amounts incurred for services provided by DWS were $240 and $240 for the years ended November 30, 2015 and November 30, 2014, respectively. As of November 30, 2015 and November 30, 2014, there were $0 and $0 payable to DWS for these services, respectively.
The Company reimburses DWS for amounts paid on the Company’s behalf for certain administrative, IT and payroll-related expenses.  The total reimbursements paid to DWS were $707 and $361, for the years ended November 30, 2015 and November 30, 2014, respectively. As of November 30, 2015 and November 30, 2014, $59 and $57 were payable from the Company to DWS for these services, respectively, which are recorded in accounts payable and accrued expenses in the consolidated statements of financial condition.
On October 28, 2011, the Company entered into a service agreement with Jefferies & Company, Inc. (“Jefferies & Co”), an affiliate of Jefferies, to obtain services for facilities operations, legal and compliance, technology and other services (“Jefferies Services”). Amounts incurred to Jefferies & Co for Jefferies Services for the years ended November 30, 2015 and November 30, 2014 were $184 and $129, respectively. As of November 30, 2015 and November 30, 2014, amounts owed to Jefferies & Co totaled $15 and $9, respectively, which were recorded in accounts payable and accrued expenses in the consolidated statements of financial condition.
As discussed in Note 4, during the year ended November 30, 2015, the Company sold six senior participations, two whole loans and one A-note to the CLO for a total of $384,375. During the year

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

ended November 30, 2014, the Company sold fourteen whole loans and one senior participation to the CLO for a total of $474,087. All loans sold to the CLO beared interest at a floating rate.
During the years ended November 30, 2015 and November 30, 2014, the Company incurred $1,162 and $1,225, respectively, in underwriting fees to Jefferies & Co. related to the securitization of loans that the Company sold or transferred as disclosed in Note 4. As of November 30, 2015, $300 was payable from the Company to Jefferies & Co., which is recorded in accounts payable and accrued expenses in the consolidated statements of financial condition.
As discussed in Note 5, on August 7, 2013, the Company entered into a master repurchase agreement with Jefferies Funding, LLC. For the years ended November 30, 2015 and November 30, 2014, the Company incurred $569 and $1,243 of interest expense related to this master repurchase agreement, respectively. At November 30, 2015 and November 30, 2014, there was no balance outstanding on this master repurchase agreement.
As discussed in Note 5, on January 20, 2015, the Company entered into a master repurchase agreement with Jefferies Funding, LLC. For the year ended November 30, 2015, the Company incurred $8,435 of interest expense related to this master repurchase agreement.

9.	Loans Held for Sale
The Company has originated and purchased loans mainly consisting of first mortgage and mezzanine positions. The loans are collateralized by various asset types such as office, multi-family, hospitality, industrial, and retail properties. A summary of the Company’s loans held for sale at November 30, 2015 and November 30, 2014, respectively, is as follows:

Loan Type	Initial Maturity Date	November 30, 2015 Principal Balance	November 30, 2015 Fair Value	November 30, 2014 Principal Balance	November 30, 2014 Fair Value

Fixed Rate	Less than 1 year	—	—	—	—
Fixed Rate	1 to 5 years	—	—	11,798	12,004
Fixed Rate	6 to 11 years	366,080	361,475	369,927	379,879

Sub-total Fixed Rate Loans		366,080	361,475	381,725	391,883

Adj Rate	Less than 1 year	761,016	748,740	78,060	77,674
Adj Rate	1 to 5 years	642,651	636,578	765,750	761,178
Adj Rate	6 to 11 years	—	—	—	—

Sub-total Adj Rate Loans		1,403,667	1,385,318	843,810	838,852

Fixed Rate Mezz	Less than 1 year	—	—	—	—
Fixed Rate Mezz	1 to 5 years	15,060	15,050	22,746	22,738
Fixed Rate Mezz	6 to 11 years	66,140	58,576	66,749	60,045

Sub-total Fixed Rate Mezz Loans		81,200	73,626	89,495	82,783

Adj Rate Mezz	Less than 1 year	142,400	141,055	1,000	542
Adj Rate Mezz	1 to 5 years	18,500	17,682	104,000	103,073
Adj Rate Mezz	6 to 11 years	865	407	—	—

Sub-total Adj Rate Mezz Loans		161,765	159,144	105,000	103,615

Total Loans Held for Sale		$2,012,712	$1,979,563	$1,420,030	$1,417,133

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

At November 30, 2015 and November 30, 2014, the aggregate fair value of loans in non-performing status amounted to $0 and $7,948, respectively. The non-performing loans at November 30, 2014 consisted of a $6,198 senior loan and a $2,065 mezzanine loan, which were both originated with the same underlying collateral. During the year ended November 30, 2015, the $6,198 senior loan paid off in full with fees and accrued interest and the $2,065 mezzanine loan paid off at a discount, resulting in a realized loss on loans held for sale in the accompanying consolidated statements of operations and comprehensive income.
During the year ended November 30, 2015, the Company realized $3,825 of impairment on a certain loan with an unpaid principal balance of $17,500 and a fair value of $13,125, which is included in realized gain (loss) on sale of loans and other investments on the consolidated statements of operations and comprehensive income. The Company recorded the $3,825 of impairment due to an adverse change in expected cash flows, as the fair value of the loan's collateral is less than the Company's cost basis of the respective loan and the loan is collateral dependent, meaning the repayment of the loan is expected to be provided solely by the underlying collateral.
On October 30, 2015, the Company originated a floating rate loan in the UK in the original principal amount of 51,370 EUR. The borrower's project is considered to be a VIE because the equity at risk is not sufficient to finance the activities without additional subordinated financial support. The Company is not considered to be the primary beneficiary of the VIE and the Company also determined its floating rate loan should be accounted for as a loan rather than an investment under ASC 310 given that the Company has no decision making authority or power to direct activity, except normal lender protective rights. The Company elected to account for its loan under the fair value option.

10.	Unfunded Lending Commitments
The Company enters into commitments to extend variable credit that are legally binding conditional agreements having fixed expirations or termination dates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded floating rate commitments to extend credit were approximately $27,832 and $43,510 as of November 30, 2015 and November 30, 2014, respectively.

11.	Other Investments
On September 11, 2014, the Company originated a loan in the UK in the original principal amount of 13,158 GBP, including future funding commitments, to a third-party borrower. The loan is considered to be a VIE because it is thinly capitalized; however, the Company is not considered to be the primary beneficiary. Accordingly, the investment is not consolidated. At the time of origination, the Company elected to account for its interest therein under the fair value option. On August 11, 2015, the Company refinanced the original loan with a new 12,500 GBP floating rate loan. The new floating rate loan was not considered a VIE and qualified for accounting treatment as a loan which the Company elected to account for under the fair value option.
On October 10, 2014, the Company, through its wholly owned subsidiary, JLC AP PE LLC, originated a $28,500 Preferred Equity Investment (“AP PE”) by entering into the operating agreement of P2 Portfolio Investor Holdings, LLC (“P2 LLC”). AP PE is considered to be a VIE; however, JLC AP PE LLC is not considered to be the primary beneficiary. Accordingly, the investment is not consolidated. At the time of investment, the Company elected to account for its interest therein under the fair value option.
P2 LLC was formed for the purpose of originating and holding equity interests in two multi-family properties located in Orlando, Florida. Under the terms of the P2 LLC operating agreement, JLC

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

AP PE LLC is entitled to a 16.0% preferred return per annum based on its unreturned preferred capital amount balance. Pursuant to the P2 LLC operating agreement, the expected repayment date was November 25, 2014. AP PE was not fully repaid on November 25, 2014, triggering a breach in the operating agreement and an increase in the preferred return rate to 36.0%. On March 16, 2015, the Company exercised its right to become managing member with indirect control of the borrowing entity until P2 LLC cured such breach with repayment.
On May 12, 2015, the Company entered into an agreement with the sponsor, whereby the sponsor made a $3,000 payment on the existing AP PE as a principal repayment and a 1% redemption fee for the following rights: 1) the right to repay the AP PE in full on or before June 8, 2015, with a right to extend to July 8, 2015 for payment of an additional $1,000, and regain full control as the managing member and 2) the right to a discounted payoff of the full amount due on the AP PE. The discounted payoff permitted was a waiver of the breach interest, which was accrued at 20% and totaled $1,441 as of February 28, 2015, on the AP PE, a waiver of $250 of the 1% redemption fee and a waiver of all prepayment restrictions and charges on the related $20,000 Atlas mezzanine loan. The Sponsor and the Company have since entered into two amendments and various letter agreements to the May 12, 2015 agreement that includes extension options through December 31, 2015. The Company is currently in discussions regarding an additional extension. In return for these extension options, the Sponsor has made additional repayments. Since origination through November 30, 2015, the Sponsor has paid down the AP PE by $8,759. As of November 30, 2015, AP PE was current on its contractual preferred return payments.
As part of the agreement dated May 12, 2015, including the various amendments and letter agreements, the Company waived any right to sell or refinance the debt on the properties before December 31, 2015. While the Company remains managing member of P2 LLC, the Company considers the rights to sell or refinance P2 LLC to have a significant impact on the rights of all variable interest holders in P2 LLC, including debt and equity holders. The Company’s VIE assessment under Topic 810 concluded that selling or refinancing P2 LLC would qualify as the activities which most significantly impact the economic performance of P2 LLC given the design of the entity and the impact of those activities on all variable interest holders. As of November 30, 2015, the sponsor controlled the rights to sell or refinance P2 LLC and the Company concluded it is not the primary beneficiary of P2 LLC since it did not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance.
As of November 30, 2015, the fair value of AP PE is $19,524. The Company believes AP PE is well collateralized and will collect its initial investment. Therefore, AP PE is not considered to be non-performing as of November 30, 2015.
On October 30, 2014, the Company, through its wholly owned subsidiary JLC HS PE LLC, originated a $15,000 Preferred Equity Investment (“HS PE”) by entering into the operating agreements of Student Housing JV Preferred 1201, LLC, Student Housing JV Preferred A-B, LLC and Student Housing JV Preferred P-V, LLC (collectively the “HS Housing JVs”). The HS Housing JVs were formed for the purpose of originating and holding preferred equity interests in five student housing properties located in various locations within the United States. HS PE is not considered to be a VIE. At the time of investment, the Company elected to account for its interest therein under the fair value option. On February 27, 2015, HS PE was sold to an unaffiliated third party for $14,925 and the Company recognized a realized gain of $75.
The Company recognized a realized loss of $138 on the write-off of one other investment during the year ended November 30, 2015. The write-off was a result of the senior mortgage holder foreclosing on the property and taking title to the collateral on March 3, 2015.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The following summarizes the activity in other investments for the period from December 1, 2014 to November 30, 2015:

Balance at December 1, 2014, at fair value	$49,190
Contributions to other investments	9,736
Proceeds from sale of other investments	(14,925)
Pay downs of other investments	(24,661)
Income from other investments	4,695
Distributions from other investments	(3,802)
Origination discount related to other investments paid down	247
Effect of exchange-rate changes	19
Sales and transfers of investment interests	—
Realized loss included in statement of operations	(63)
Unrealized loss on other investments	(912)
Balance at November 30, 2015, at fair value	$19,524

12.	Fair Value
The following table presents the financial instruments carried on the consolidated statements of financial condition by level within the valuation hierarchy as of November 30, 2015:

	Level 1	Level 2	Level 3	Total
As of November 30, 2015
Fixed rate loans	$—	$—	$361,475	$361,475
Adjustable rate loans	—	—	1,385,318	1,385,318
Fixed rate mezzanine loans	—	—	73,626	73,626
Adjustable rate mezzanine loans	—	—	159,144	159,144
Total loans held for sale	—	—	1,979,563	1,979,563
Other investments	—	—	19,524
Total investments	—	—	1,999,087	1,979,563
Derivative assets	—	4,892	8,019	12,911
Derivative liabilities	—	(2,660)	—	(2,660)
Loan participations sold	—	—	(370,575)	(370,575)
	$—	$2,232	$1,636,531	$1,638,763

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The following table presents the financial instruments carried on the consolidated statements of financial condition by level within the valuation hierarchy as of November 30, 2014:

	Level 1	Level 2	Level 3	Total
As of November 30, 2014
Fixed rate loans	$—	$—	$391,883	$391,883
Adjustable rate loans	—	—	838,852	838,852
Fixed rate mezzanine loans	—	—	82,783	82,783
Adjustable rate mezzanine loans	—	—	103,615	103,615
Total loans held for sale	—	—	1,417,133	1,417,133
Other investments	—	—	49,190	49,190
Total investments	—	—	1,466,323	1,466,323
Derivative assets	—	237	—	237
Derivative liabilities	—	(5,013)	—	(5,013)
Loan participations sold	—	—	(41,500)	(41,500)
	$—	$(4,776)	$1,424,823	$1,420,047

Level 3 Fair Value Asset and Liability Input Sensitivity
Changes in unobservable inputs may have a significant impact on fair value. Certain of the unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value may move in the opposite direction for a given change in another input. In general, an increase in the discount rate and credit spreads, in isolation, would result in a decrease in the fair value measurement and a decrease in these same inputs would result in an increase in the fair value measurement.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The following table shows quantitative information about significant unobservable inputs related to the Level 3 fair value measurements at November 30, 2015 and November 30, 2014:

At November 30, 2015						Weighted Average
	Outstanding Face Amount	Cost Basis	Fair Value	Valuation Technique	Profit Range	Yield %	Remaining Maturity (Years)
Assets
Fixed rate loans held for sale	$366,080	$366,225	$361,475	Discounted cash flows (1)	0.75%-3.00% (2)	5%	9.93
Mezzanine loans held for sale	242,965	225,663	232,770	Discounted cash flows	N/A	11.53%	2.98
Adjustable rate loans held for sale -US	1,137,481	1,123,150	1,122,345	Discounted cash flows	0.00%-1.00%	6.97% (4)	1.31 (4)
Adjustable rate loans held for sale -Europe	266,186	261,906	262,973	Discounted cash flows	0.00%-1.00%	10.44%	0.76
Other Investments	—	20,436	19,524	Discounted cash flows (3)	(3)	(3)	N/A
Loan participations sold - floating	(370,575)	(368,212)	(370,575)	Discounted cash flows	0.00%-1.00%	N/A	0.90

At November 30, 2014						Weighted Average
	Outstanding Face Amount	Cost Basis	Fair Value	Valuation Technique	Profit Range	Yield %	Remaining Maturity (Years)
Assets
Fixed rate loans held for sale	$381,725	$385,052	$391,883	Discounted cash flows (1)	1.00%-3.00% (2)	4.76% (5)	9.33 (5)
Mezzanine loans held for sale	194,495	180,095	186,398	Discounted cash flows	N/A	11.79% (5)	4.43 (5)
Adjustable rate loans held for sale	843,810	834,617	838,852	Discounted cash flows	0.00%-1.00%	6.10% (6)	1.86 (6)
Other Investments	—	49,190	49,190	Discounted cash flows (3)	(3)	(3)	1.55
Loan participations sold - floating	(41,500)	(41,045)	(41,500)	Discounted cash flows	0.00%-1.00%	N/A	1.61

(1) Fixed rate loans held for sale are measured at fair value using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.
(2) Represents profit margin range on hypothetical securitization scenario on fixed rate loans.
(3) The Company believes fair value approximates the estimated future cash flows the Company will receive from each other investment.
(4) The Company has excluded one A-note and seven senior participations, with an aggregate face amount of $370,575 from the calculation of Yield and Remaining Maturity as they were legally transferred in connection with sales, but did not qualify as sales for accounting purposes as described in Footnote 4, and therefore still remain on the Company's statement of financial condition.
(5) A senior rate loan with a principal balance of $6,198 and a mezzanine loan with a principal balance of $2,065, both collateralized by the same asset, were not included in the calculation of Yield or Remaining Maturity because they were in a non-accrual status as of each respective period end.
(6) The Company has excluded a $41,500 senior participation from the calculation of Yield and Remaining Maturity as it was legally transferred in connection with a sale, but did not qualify as a sale for accounting purposes as described in Footnote 4, and therefore, still remains on the Company's statement of financial condition.

The following is a reconciliation of the beginning and ending balances for loans held for sale and other investments, as well as loan participations sold measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended November 30, 2015 and November 30, 2014:

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Loans held for sale, at fair value
	2015	2014
Balance at November 30, 2014 and 2013	$1,417,133	$940,916
Purchases and fundings of loans held for sale, including capitalized interest	2,650,528	1,771,222
Principal paydowns on loans held for sale	(419,375)	(194,328)
Proceeds from sale of loans held for sale	(1,683,724)	(1,129,684)
Origination discount related to loans and other investments paid off	3,198	3,334
Unrealized gain (loss) included in statement of operations	(14,750)	8,789
Effect of exchange rate changes	(4,290)	—
Realized gain included in statement of operations	30,843	34,572
Reversal of loan participation sold	—	(17,688)
Balance at November 30, 2015 and 2014	$1,979,563	$1,417,133

Loan participations sold, at fair value
	2015	2014
Balance at November 30, 2014 and 2013	$41,500	$17,995
Proceeds from loan participations sold	329,075	41,500
Reversal of loan participations sold	—	(17,688)
Unrealized loss on loan participations sold	—	(307)
Balance at November 30, 2015 and 2014	$370,575	$41,500

Other investments, at fair value
	2015	2014
Balance at November 30, 2014 and 2013	$49,190	$138
Contributions to other investments	9,736	53,140
Proceeds from sale of other investments	(14,925)	—
Pay downs of other investments	(24,661)	(3,670)
Income from other investments	4,695	—
Distributions from other investments	(3,802)	—
Origination discount related to other investments paid down	247	37
Effect of exchange-rate changes	19	(455)
Realized loss included in statement of operations	(63)	—
Unrealized loss on other investments	(912)
Balance at November 30, 2015 and 2014	$19,524	$49,190
The following table presents the Company’s investments and loan participations sold carried at estimated fair value on a recurring basis in the consolidated statements of financial condition as of November 30, 2015 and November 30, 2014:

	November 30, 2015				November 30, 2014
Asset Type	Outstanding Face Amount	Cost Basis	Unrealized Gain (Loss)	Fair Value	Outstanding Face Amount	Cost Basis	Unrealized Gain (Loss)	Fair Value

Fixed rate loans	$366,080	$366,225	$(4,750)	$361,475	$381,725	$385,052	$6,831	$391,883
Adjustable rate loans	1,403,667	1,385,056	262	1,385,318	843,810	834,617	4,235	838,852
Fixed mezzanine loans	81,200	67,995	5,631	73,626	89,495	77,052	5,731	82,783
Adjustable rate mezzanine loans	161,765	157,668	1,476	159,144	105,000	103,043	572	103,615
Total loans held for sale	$2,012,712	$1,976,944	$2,619	$1,979,563	$1,420,030	$1,399,764	$17,369	$1,417,133
Other investments		20,436	(912)	19,524	—	49,190	—	49,190
Loan participations sold	(370,575)	(368,212)	(2,363)	(370,575)	41,500	(41,045)	(455)	(41,500)

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The following table summarizes the effect of the Company's investments on the consolidated statements of operations and comprehensive income for the years ended November 30, 2015 and November 30, 2014:

		Amount of Gain or (Loss) Recognized in Earnings
Asset Type	Location of Gain or (Loss) Recognized in Earnings	For the Year ended November 30, 2015	For the Year ended November 30, 2014
Fixed rate loans	Unrealized gain (loss) on loans held for sale and other investments	$(11,581)	$6,023
Fixed rate loans	Realized gain on sales of loans and other investments (1)	34,811	29,867
Adjustable rate loans	Unrealized loss on loans held for sale and other investments	(3,973)	(1,092)
Adjustable rate loans	Realized gain (loss) on sales of loans and other investments	(2,971)	4,500
Fixed rate mezzanine loans	Unrealized gain (loss) on loans held for sale and other investments	(100)	3,549
Fixed rate mezzanine loans	Realized gain (loss) on sales of loans and other investments	(997)	205
Adjustable rate mezzanine loans	Unrealized gain on loans held for sale and other investments	904	309
Total loans held for sale		$16,093	$43,361
Other investments	Unrealized loss on loans held for sale and other investments	(912)	—
Other investments	Realized loss on sales of loans and other investments	(63)	—
Total other investments		$(975)	$—
(1) Realized gain on sales of loans and other investments for the year ended November, 30, 2015 includes $404 of realized loss on interest rate locks.

Loans held for sale are measured at estimated fair value based upon a hypothetical securitization model utilizing data from recent securitization spreads and pricing, the application of discount rates to estimated future cash flows using market yields or other valuation methodologies. These valuations are adjusted to consider loan pricing adjustments specific to each loan. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the loans. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
The Company has not elected the fair value option related to its bond payable, repurchase facilities and credit facilities. The amortized cost basis of the repurchase facilities and credit facilities presented on the face of the consolidated statements of financial condition at November 30, 2015 and November 30, 2014 approximates fair value, given the short-term nature and interest rate resets of each facility. The estimated fair value of the liability related to bond payable at November 30, 2015 is based on the “ask” price at the last trading day of the period presented. The “ask” price at November 30, 2015 was 98.25, resulting in a fair value of the bond payable of $294,750. The “ask” price at November 30, 2014 was 96.0, resulting in a fair value of the bond payable of $288,000.
The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments due to their short-term nature.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

13.	Derivative Instruments
The Company uses derivatives and interest rate lock commitments primarily to manage the estimated fair value variability of fixed rate loans held for sale caused by market interest rate fluctuations. At times, interest rate swaps are pledged as collateral in the Company’s master repurchase agreements. The Company uses foreign currency forwards primarily to manage foreign currency fluctuations.
Goldman Sachs International, Jefferies Derivative Products, LLC, a related party, Jefferies Financial Services, Inc., a related party, Credit Suisse Securities (USA) LLC and Wells Fargo Securities LLC were the counterparties on all of the Company’s interest rate swaps, foreign currency forwards and corporate credit index positions as of November 30, 2015 and November 30, 2014 and during the years then ended.
In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s interest rate swaps, corporate credit index hedges and foreign currency forward contracts are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For its derivatives subject to bilateral collateral arrangements, the Company has netting arrangements in place with all derivative counterparties pursuant to the standard documentation developed by the International Swap and Derivatives Association (“ISDA”). For the swaps and credit derivatives cleared under the Dodd Frank Act, a Central Clearing Party (“CCP”) stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with Future Commission Merchants (“FCMs”). The Company is permitted to net all exposure with a common CCP and FCM under enforceable netting agreements, where a legal right of offset exists. Consequently, no credit valuation adjustment was made in determining the fair value of the Company’s derivatives.
On September 11, 2014, the Company originated a loan in the UK in the original principal amount of 13,158 GBP, including future funding commitments, to a third-party borrower. This loan was refinanced by the Company on August 11, 2015. The new floating rate loan has a principal amount of 12,500 GBP, including future funding commitments. As part of the underlying loan agreement, the Company was given a share warrant instrument, which enables the Company to subscribe for shares representing 33.3% of the borrower’s ordinary issued share capital. This share warrant instrument is freely transferable and is accounted for as a bifurcated derivative rather than an embedded derivative given the terms of the agreement. The share warrants have a fair value of $1,700 and $0 as of November 30, 2015 and November 30, 2014, respectively. This valuation is based on the Company’s internal analysis, which was primarily driven by the net asset value of the share capital at November 30, 2015, assuming a hypothetical liquidation of all assets and liabilities and considering control and liquidity restraints of the instrument.
On January 21, 2015, the Company originated a B-note loan in the UK in the original principal amount of 39,967 GBP, to a third-party borrower. The Company upsized the loan by 13,251 GBP on September 4, 2015, increasing the loan balance to 53,218 GBP as of November 30, 2015. As part of the underlying loan agreement, the Company was given a share warrant instrument, which enables the Company to subscribe for shares representing 25.0% of the borrower’s ordinary issued share capital. This share warrant instrument is freely transferable and is accounted for as a bifurcated derivative rather than an embedded derivative given the terms of the agreement. The share warrants have a fair value of $4,202 as of November 30, 2015. This valuation is based on the Company’s internal analysis, which was primarily driven by the net asset value of the share capital at November 30, 2015, assuming a hypothetical liquidation of all assets and liabilities and considering control and liquidity restraints of the instrument.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

On May 26, 2015, the Company originated a floating rate loan in the UK in the original principal amount of 74,542 GBP, to a third-party borrower. As part of the underlying loan agreement, the Company was given a share warrant instrument, which enables the Company to subscribe for shares representing 25.0% of the borrower’s ordinary issued share capital. This share warrant instrument is freely transferable and is accounted for as a bifurcated derivative rather than an embedded derivative given the terms of the agreement. The share warrants have a fair value of $2,117 as of November 30, 2015. This valuation is based on the Company’s internal analysis, which was primarily driven by the net asset value of the share capital at November 30, 2015, assuming a hypothetical liquidation of all assets and liabilities and considering control and liquidity restraints of the instrument.
The following table is a summary of notional amounts and estimated fair values of derivative instruments as of November 30, 2015 and November 30, 2014:

	Notional as of	Fair Value as of November 30, 2015		Notional as of	Fair Value as of November 30, 2014
Derivative Contract Type	November 30, 2015	Asset Derivatives	Liability Derivatives	November 30, 2014	Asset Derivatives	Liability Derivatives

Interest rate swaps (1)	$313,600	$2,278	$(1,302)	$135,200	$—	$(3,979)
Total swaps	313,600	2,278	(1,302)	135,200	—	(3,979)
Corporate credit index (2)	141,000	—	(1,358)	50,000	—	(1,034)
Total index position	141,000	—	(1,358)	50,000	—	(1,034)
FX forward contracts (3)	200,604	2,614	—	7,892	237	—
Total FX forward contract	200,604	2,614	—	7,892	237	—
Other derivatives (4)	—	8,019	—	—	—	—
Total other derivatives	—	8,019	—	—	—	—
Total derivatives	$655,204	$12,911	$(2,660)	$237	$237	$(5,013)
Note:

1)	Interest rate swaps are included in derivative assets and derivative liabilities on the consolidated statements of financial condition as of November 30, 2015 and November 30, 2014.

2)	Corporate credit index is included in derivative liabilities on the consolidated statements of financial condition as of November 30 2015 and November 30, 2014.

3)	FX Forward contracts are included in derivative assets on the consolidated statements of financial condition as of November 30, 2015 and November 30, 2014, respectively.

4)	Other derivatives are included in derivative assets on the consolidated statements of financial condition as of November 30, 2015.

The effect of the Company's derivative instruments on the consolidated statements of operations and comprehensive income for the years ended November 30, 2015 and November 30, 2014 was as follows:

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

		Amount of Gain or (Loss) Recognized in Earnings
Derivative Type	Location of Gain or (Loss) Recognized in Earnings	For the Year ended November 30, 2015	For the Year ended November 30, 2014
Interest rate swaps	Unrealized gain (loss) on derivative instruments	$4,956	$(3,305)
Interest rate swaps	Realized gain (loss) on derivative instruments	1,654	(8,115)
Corporate credit index	Unrealized gain (loss) on derivative instruments	(180)	580
Corporate credit index	Realized loss on derivative instruments	(56)	(3,117)
Interest rate locks	Realized loss on sales of loans held for sale and other investments (1)	(404)	—
CMBX	Realized loss on derivative instruments	—	(576)
FX Forward Contracts	Unrealized gain on derivative instruments	2,377	237
FX Forward Contracts	Realized gain on derivative instruments	2,406	365
Other Derivatives	Unrealized gain on derivative instruments	8,167	—
Other investments	Realized gain on derivative instruments	128	—
Total derivatives		$19,048	$(13,991)

(1) Realized loss on interest rate locks of $404 is reflected in realized gain on sales of loans and other investments in the consolidated statements of operations and comprehensive income.

14.	Offsetting Assets and Liabilities
Credit Risk-Related Contingent Features
The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of November 30, 2015 and 2014, the Company was in compliance with these requirements and not in default on its indebtedness. As of November 30, 2015 and 2014, there was $13,922 and $9,233 of cash collateral held by the derivative counterparties for these derivatives, respectively. No additional cash is required to be posted if the acceleration of payment under the derivatives was triggered.
The following tables present both gross and net information about derivatives and other instruments eligible for offset in the statement of financial condition as of November 30, 2015 and November 30, 2014. The Company's accounting policy is to record derivative asset and liability positions on a gross basis, therefore the following table presents the gross derivative asset and liability positions recorded on the statement of financial condition while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of November 30, 2015
Offsetting of Financial Assets and Derivative Assets
	Gross amounts	Gross amounts offset in the	Net amounts of assets presented	Gross amounts not offset in the statement of financial condition
Description	of recognized assets	statement of financial condition	in the statement of financial condition	Financial Instruments	Cash collateral received (2)	Net amount
Derivatives	$12,911	$—	$12,911	$—	$—	$12,911
Total	$12,911	$—	$12,911	$—	$—	$12,911

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

As of November 30, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts	Gross amounts offset in the	Net amounts of assets presented	Gross amounts not offset in the statement of financial condition
Description	of recognized liabilities	statement of financial condition	in the statement of financial condition	Financial Instruments	Cash collateral posted/(received) (1)(2)	Net amount
Derivatives	$2,660	$—	$2,660	$—	$2,660	$—
Repurchase Agreements	685,066	—	685,066	685,066	—	—
Total	$687,726	$—	$687,726	$685,066	$2,660	$—

As of November 30, 2014
Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts	Gross amounts offset in the	Net amounts of assets presented	Gross amounts not offset in the statement of financial condition
Description	of recognized liabilities	statement of financial condition	in the statement of financial condition	Financial Instruments	Cash collateral posted/(received) (1)(2)	Net amount
Derivatives	$5,013	$—	$5,013	$—	$5,013	$—
Repurchase Agreements	539,570	—	539,570	539,570	—	—
Total	$544,583	$—	$544,583	$539,570	$5,013	$—
(1) Included in restricted cash on consolidated statements of financial condition.
(2) The cash collateral not offset in the balance sheet may exceed any gross derivative liability position balance. In that case, the total amount that is reported as cash collateral not offset in the balance sheet is limited to the gross derivative liability position balance. In the case of a gross derivative asset position balance, no collateral posted by the Company will be shown in the above table.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of November 30, 2015 and November 30, 2014 are disclosed in the tables above. The Company presents its derivative and repurchase agreements gross on the consolidated statements of financial condition.

15.	Commitments
Incentive Compensation
Employees of the Company may be eligible for incentive compensation based upon the performance of the Company per individual employment agreements. The amount of the incentive compensation pool in any fiscal year is based upon a fixed percentage of net income adjusted for certain operating expenses and excess compensation paid in prior periods, subject to available cash, as defined. Under these agreements, the Members may approve an increase in the amount of the incentive compensation pool earned in any fiscal year. The amounts of accrued incentive compensation included in compensation and benefits expense for the years ended November 30, 2015 and November 30, 2014 were $18,857 and $8,789, respectively.
After allocation of the incentive compensation pool under these arrangements, certain officers are subject to a deferral of 20% of any annual incentive compensation allocated to them in a fiscal year, which vests over a three-year period following the fiscal year that the incentive compensation was earned, subject to additional tenure related provisions that may reduce that three year deferral period. Deferred balances accrue a 7% rate of interest during the deferral period. For the years ended November 30, 2015 and 2014, $413 and $386 of interest was accrued and recognized in interest expense, respectively. Incentive compensation that was deferred for the years ended November 30, 2015 and 2014 was $1,217 and $0, respectively. For the years ended November 30, 2015 and 2014, $1,773 and $2,776 were recognized as deferred compensation expense, respectively. The deferred amount of the incentive compensation is recognized in compensation and benefits expense on a straight-line basis over the vesting period. For the year ended November 30, 2016, the deferred compensation expense is anticipated to be $490.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Obligations under Lease Agreements
The Company is the lessee of three office spaces located in Greenwich, Connecticut, Los Angeles, California and Atlanta, Georgia. The following table presents minimum future rental payments under these contractual lease obligations as of November 30, 2015:

Years Ending November 30:
2016	$675
2017	679
2018	684
2019	667
2020	543
Thereafter	1,893
Total minimum lease payments	$5,141

16.	Subsequent Events
On January 19, 2016, the Company’s wholly-owned subsidiaries, JLC WH VI, amended its $220,000 Master Repurchase Agreement with Jefferies Funding LLC, a related party, by reducing the size to $200,000 and extending the termination date to July 15, 2016, with an option to extend for an additional six months, subject to certain conditions.

The Company has performed an evaluation of events that have occurred subsequent to November 30, 2015 and through January 25, 2016, the date these financial statements were available for release, and has determined that there were no further material subsequent events that occurred during such period requiring recognition and/or disclosure in these financial statements.

Jefferies LoanCore LLC
Consolidated Statements of Financial Condition
November 30, 2014 and November 30, 2013

(in thousands of dollars)	2014 *	2013 *

Assets
Cash and cash equivalents	$9,202	$11,574
Restricted cash	9,245	8,516
Loans held for sale, at fair value	1,417,133	940,916
Other investments, at fair value	49,190	138
Accrued interest receivable	5,954	3,770
Prepaid expenses and other assets	3,379	764
Derivative assets, at fair value	237	—
Deferred financing fees, net	8,504	9,384
Total assets	$1,502,844	$975,062

Liabilities and Members' Equity
Bond payable	$300,000	$300,000
Accounts payable and accrued expenses	23,464	30,316
Secured borrowings, at fair value	41,500	17,995
Derivative liabilities, at fair value	5,013	2,787
Borrowings under credit facilities	55,000	—
Repurchase agreements	539,570	157,063
Total liabilities	964,547	508,161
Commitments and contingencies (Notes 2, 3, 5, 10 and 15)
Members' equity	538,297	466,901
Total liabilities and members' equity	$1,502,844	$975,062

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
37

Jefferies LoanCore LLC
Consolidated Statements of Operations and Comprehensive Income
Fiscal Years Ended November 30, 2014 and November 30, 2013

(in thousands of dollars)	2014 *	2013 *

Net interest income
Interest income	$61,080	$57,076
Interest expense	(31,982)	(23,662)
Net interest income	29,098	33,414
Other income and gains (losses)
Income from other investments	1,040	77
Other income	6,644	2,334
Realized gain on sales of loans	34,572	89,398
Realized loss on derivative instruments	(11,503)	(8,603)
Realized loss on foreign currency, net	(134)	—
Unrealized gain on loans held for sale and other investments	8,789	5,091
Unrealized loss on derivative instruments	(2,488)	(805)
Unrealized gain (loss) on secured borrowings	307	(20)
Total other income and gains (losses)	37,227	87,472
Costs and expenses
Compensation and benefits	(20,680)	(30,520)
Administrative expenses	(6,840)	(4,655)
Net income before income taxes	38,805	85,711
Income taxes	(129)	(621)
Net income	38,676	85,090
Other comprehensive income
Foreign currency translation adjustments, net	(515)	—
Total comprehensive income	$38,161	$85,090
The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
38

Jefferies LoanCore LLC
Consolidated Statement of Changes in Members' Equity
Fiscal Years Ended November 30, 2014 and November 30, 2013

(in thousands of dollars)	Jefferies JLC Holdings LLC	Finell LLC	LoanCore JLC Holdings LLC and Other Members	Total
Members' equity at November 30, 2012 *	$132,684	$132,684	$8,208	$273,576
Contributions from members *	1,098,856	1,098,856	67,970	2,265,682
Distributions to members *	(1,046,362)	(1,046,362)	(64,723)	(2,157,447)
Net income *	41,269	41,269	2,552	85,090
Members' equity at November 30, 2013 *	$226,447	$226,447	$14,007	$466,901

Contributions from members *	626,734	626,734	38,767	1,292,235
Distributions to members *	(610,615)	(610,615)	(37,770)	(1,259,000)
Net income *	18,758	18,758	1,160	38,676
Other comprehensive Income (loss) *	(250)	(250)	(15)	(515)
Members' equity at November 30, 2014 *	$261,074	$261,074	$16,149	$538,297

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
39

Jefferies LoanCore LLC
Consolidated Statements of Cash Flows
Fiscal Years Ended November 30, 2014 and November 30, 2013

(in thousands of dollars)	Year Ended November 30, 2014 *	Year Ended November 30, 2013 *

Cash flows from operating activities
Net income	$38,676	$85,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Realized gain on sales of loans	(34,572)	(89,398)
Realized loss on derivative instruments	11,503	8,603
Unrealized gain on loans held for sale and other investments	(8,789)	(5,091)
Unrealized (gain) loss on secured borrowing	(307)	20
Unrealized loss on derivative instruments	2,488	805
Non-cash payment-in-kind interest	(521)	—
Amortization of deferred financing fees	3,864	5,628
Origination discount related to loans and other investments paid down	(3,371)	—
Purchases and funding of loans held for sale	(1,770,701)	(2,271,628)
Principal repayments received on loans held for sale	162,328	118,941
Proceeds from sales of loans	1,129,684	1,627,475
Proceeds from secured borrowing	41,500	—
Payments and upfront fees received on derivative instruments	13,675	18,986
Payments on settlement of derivative instruments	(25,677)	(26,310)
Changes in operating assets and liabilities
Accrued interest receivable	(2,184)	(2,247)
Prepaid expenses and other assets	(2,716)	140
Accounts payable and accrued expenses	(5,448)	3,195
Net cash used in operating activities	(450,568)	(525,791)
Cash flows from investing activities
Principal repayments on loans held for sale	32,000	35,000
Proceeds from sales of loans	—	2,299
Increase in restricted cash	(729)	(7,423)
Contributions to other investments	(53,140)	—
Paydowns of other investments	3,670	57
Net cash provided by (used in) investing activities	(18,199)	29,933
Cash flows from financing activities
Proceeds from bond	—	300,000
Proceeds from repurchase agreements and credit facilities	1,899,478	1,178,234
Paydowns on repurchase agreements and credit facilities	(1,461,971)	(1,074,908)
Payment of deferred financing fees	(3,107)	(10,275)
Contributions from members	1,253,468	2,211,822
Distribution to members	(1,221,413)	(2,102,670)
Net cash provided by financing activities	466,455	502,203
Effect of exchange-rate changes on cash and cash equivalents	(60)	—
Net increase (decrease) in cash and cash equivalents	(2,372)	6,345
Cash and cash equivalents
Beginning of period	11,574	5,229
End of period	$9,202	$11,574
Supplemental cash flow information
Cash paid for interest	$27,167	$17,644
Cash paid for income taxes	148	848
Change in distributions payable to members	617	1,798
Non-cash distributions applied to contributions from members	38,767	53,860
Non-cash reversal of secured borrowing	17,688	—

The accompanying notes are an integral part of these consolidated financial statements. * Not covered by the Independent Auditor's Report included herein.
40

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

1.	Organization
Jefferies LoanCore LLC (the “Company”), a Delaware limited liability company, was formed on February 23, 2011 (“Inception”) and its members are Jefferies JLC Holdings LLC (“Jefferies”), FINEII LLC (“GICRE”), LoanCore JLC Holdings LLC (“LoanCore”) and certain other individuals (“LoanCore Investors”). The Company was formed for the purpose of acquiring, originating, syndicating and securitizing real estate related debt. The Company shall remain in existence unless dissolved in accordance with the terms of the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). All initially capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the LLC Agreement of the Company dated February 23, 2011 and as amended on August 26, 2014. The LLC agreement was amended to allow for European loan originations and document the insertion of FINEII LLC below FINEII Holdings, Inc. in the Company’s organizational structure.
A board of managers (“Manager”), appointed by Jefferies, GICRE and LoanCore, shall have the sole and exclusive right and authority to manage and control the business and affairs of the Company. A three person credit committee (“Credit Committee”), equally represented by Jefferies, GICRE and LoanCore, has been established to review and approve all new investments, material amendments to existing investments, and the securitization or other sales of investments. Any action of the Credit Committee shall be authorized by a majority of the members of the Credit Committee.
Capital commitments have been made to the Company totaling $600,000. Jefferies and GICRE each have a 48.5% membership interest in the Company, LoanCore with a 0.333% interest and LoanCore Investors with a combined 2.667% interest. The interest held by the Members is represented by Units in the form of Preferred Units, Class A Common Units and Class B Common Units. Capital calls may be made at the discretion of the Manager to fund investments and cover expenses, costs, and liabilities incurred in the conduct of Company business as further specified in the LLC Agreement. Subject to certain limitations, capital returned to the members may be recalled.
To increase its funding capacity, the Company has separately entered into master repurchase agreements with six financial institutions for six loan warehouse facilities. JLC Warehouse I LLC (dissolved on July 30, 2014), JLC Warehouse II LLC, JLC Warehouse III LLC (dissolved on November 4, 2013), JLC Warehouse IV LLC, and JLC Warehouse V LLC, all wholly owned subsidiaries of the Company, were formed to facilitate the transactions under the Company’s repurchase agreements as described in Note 5. The Company also formed JLC Finance Corporation, a wholly owned subsidiary, to co-issue with the Company $300,000 of unsecured senior notes on May 31, 2013 as described in Note 7. During the year ended November 30, 2014 to facilitate European originations, the Company formed Jefferies LoanCore (Luxembourg) S.a.r.l., Jefferies LoanCore (Europe) Limited, and JLC Management (UK) Limited, all wholly owned subsidiaries of the Company.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements are presented on a consolidated basis and include all wholly owned subsidiaries of the Company. All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions, the Company’s most significant estimates include the fair value of financial instruments, including loans held for sale, derivatives, other investments, and secured borrowings, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. The actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers highly liquid short-term investments with original maturities of less than ninety days from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of deposits and money market accounts with commercial banks that each may be in excess of FDIC insurance limits. The Company believes it adequately mitigates this risk by only investing in or through major financial institutions.
Restricted Cash
Restricted cash represents amounts required to be held with the Company’s counterparties as collateral under certain requirements of the Company’s repurchase agreements and derivative transactions.
Consolidated Statements of Cash Flows
Cash flows related to loans originated or acquired during the period ended November 30, 2011 have been classified as investing activities given uncertainty about the length of their anticipated holding period at origination. During the year ended November 30, 2012, the Company achieved key strategic objectives and the Commercial Mortgage Backed Securities (“CMBS”) secondary markets experienced favorable economic conditions that increased the demand for commercial real estate loans. As a result, the Company began classifying cash flows related to loans that were originated subsequent to November 30, 2011 as operating activities. During the year ended November 30, 2014 and November 30, 2013, $32,000 and $35,000, respectively, related to the principal repayment of loans originated or acquired in the period ended November 30, 2011 have been classified as investing activities. As of November 30, 2014 and November 30, 2013, $0 and $32,000, respectively, in loans originated during the period ended November 30, 2011 remained in loans held for sale in the consolidated statements of financial condition.
The Company classifies cash flows from its economic hedges in the same category as the cash flows from the items subject to the economic hedging relationships. Accordingly, cash flows related to derivative instruments are classified as operating activities.
Loans Held for Sale
The Company originates and purchases its loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of first and mezzanine mortgage loans that are collateralized by commercial, mixed use and multifamily residential real estate throughout the United States. Loans held for sale are initially recorded at cost, which approximate fair value and are net of purchase or origination discounts and premiums. Subsequent changes in the estimated fair value of loans are recorded as unrealized gains or losses in the accompanying consolidated statements of operations and comprehensive income. The estimated fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Of the loans held for sale, $757,498 and $278,759 are pledged as collateral under the Company’s master repurchase agreements as of November 30, 2014 and November 30, 2013, respectively.
The performance of the underlying collateral is considered a key factor in the valuation process. As of November 30, 2014, all loans were performing, with the exception of a $6,198 senior loan and a $2,065 mezzanine loan, which were both originated with the same underlying collateral. The Company considers a loan to be non-performing if it is delinquent on debt service or maturity, or if

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

the loan to value ratio falls below a certain threshold at which the Company does not believe it will recover its investment.
The Company relies substantially on the secondary mortgage market as all of the loans originated may be sold into this market. The secondary mortgage market relies primarily on the CMBS market, into which loans are sold and securitized into CMBS bonds. The CMBS bond market can be very volatile along with other fixed income securities’ markets. Fluctuations in values of CMBS bonds will most likely lead to similar fluctuations in the estimated fair value of loans held for sale and could limit the Company’s ability to securitize loans.
Transfer of Financial Assets
For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company's consolidated statements of financial condition and the sale proceeds are recognized as a liability.

Other Investments
At times the Company may invest in special purpose vehicles structured as limited liability companies for the purpose of investing in commercial real estate debt and preferred equity positions. Some of these entities in which the Company may invest in may qualify as Variable Interest Entities (“VIEs”) as discussed in Note 11. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its related party affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company considers the facts and circumstances pertinent to each VIE borrowing under the loan or through the Company’s investment, including the relative amount of financing the common equity holders of the VIE are contributing to the overall project cost, decision making rights or control held by the common equity holders, guarantees provided by third parties, and rights to expected residual gains or obligations to absorb expected residual losses that could be significant from the project. If the Company is deemed to be the primary beneficiary of a VIE, consolidation treatment would be required. The Company’s exposure to each investment is limited to the fair market value reflected on the consolidated statements of financial condition.

The Company has also evaluated, where appropriate, its loan investments which may have an element of a lending arrangement collateralized by real estate for accounting treatment as investments rather than loans as required by ASC 310. The Company has concluded that it has no decision making authority or power to direct activity, except normal lender or preferred equity rights, which are subordinate to the senior loans on the projects. For each investment described in Note 11, the characteristics, facts and circumstances indicate that investment accounting under the equity method treatment is appropriate.
The Company has elected to account for its other investments at estimated fair value. The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Under the fair value option, investments are initially recorded at cost which approximates estimated fair value. The estimated fair value of other investments is determined based upon completed or pending transactions involving the underlying investment. In the absence of such evidence, estimated fair value is determined using multiple methodologies, including the market and income approaches.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Income from limited liability companies in which the Company invests is reflected in the accompanying consolidated financial statements as income from other investments and changes in estimated fair value of the investments are reflected as a component of unrealized gains and losses on loans held for sale and other investments.
Other Income
The Company recognizes other income related to origination discounts, termination fees and miscellaneous other fees when loans are paid off per terms of the related loan agreement.

Deferred Financing Fees, Net
Fees and expenses incurred in connection with the Company’s repurchase agreements and revolving credit facilities are capitalized and amortized to interest expense over the financing term under the straight-line method. Fees and expenses incurred in connection with Company’s bond payable are capitalized and amortized to interest expense over the financing term under the effective interest method.
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the fair value variability of fixed rate assets caused by interest rate fluctuations. The Company may use a variety of derivative instruments, including interest rate swaps, indices, caps, collars and floors, to manage interest rate and credit risk.
To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each statement of financial condition date. Standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost may be used to determine fair value. All such methods of measuring fair value for derivative instruments result in an estimate of fair value, and such value may never actually be realized.
The Company recognizes all derivatives on the consolidated statements of financial condition at estimated fair value. The Company does not generally designate derivatives as hedges to qualify for hedge accounting. Any net payments under terminated derivatives are included in realized loss on derivative instruments, and fluctuations in the fair value of derivatives held are recognized in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations and comprehensive income.
Initial payments made or received on open derivatives at November 30, 2014 and November 30, 2013 are included in derivative liabilities and derivative assets, at fair value on the accompanying consolidated statements of financial condition.
As a part of the risk management strategy of the Company, it may enter into Interest Rate Lock Commitments (IRLCs) in connection with its loan origination activities. The Company accounts for IRLCs as derivative instruments and records them at fair value with changes in fair value recorded in unrealized gains and losses on the consolidated statements of operations and comprehensive income. In estimating the fair value of an IRLC, the Company assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related loans which is based on observable market data and includes the expected net future cash flows of the loans. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time.  Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To protect against this risk, the Company utilizes other derivative instruments, including interest rate swaps and options to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

changes in the fair value of these derivatives are also recorded in realized and unrealized gains and losses on the consolidated statements of operation and comprehensive income. At the time the related loan is funded, any remaining fair value is transferred to the basis of that loan. As of November 30, 2014 and November 30, 2013, the Company had no IRLC’s outstanding, respectively.
The Company enters into foreign currency forward contracts with counterparties primarily as hedges against portfolio positions with each instrument’s primary risk exposure being foreign exchange risk. Forward currency contracts are over-the-counter contracts for delayed delivery of currency in which the buyer agrees to buy and the seller agrees to deliver a specified currency at a specified price on a specified date. The Company did not incur an upfront cost to acquire the contracts and all commitments are marked-to-market on each valuation date at the applicable forward exchange rate and adjusted for nonperformance risk of counterparties as appropriate. Any resulting unrealized appreciation or depreciation is recorded on such date in derivative assets, at fair value or derivative liabilities, at fair value on the Company’s consolidated statements of financial condition and reflected as unrealized gain/(loss) on the Company’s consolidated statements of operations and comprehensive income. The Company realizes gains and losses at the time forward contracts are extinguished or closed upon entering into an offsetting contract or delivering the foreign currency.
Repurchase Agreements
Loans sold under repurchase agreements are treated as collateralized financing transactions unless they meet sales treatment. Loans financed through a repurchase agreement remain on the Company’s consolidated statements of financial condition as an asset and cash received from the purchaser is recorded on the Company’s consolidated statements of financial condition as a liability. Interest incurred in accordance with repurchase agreements is recorded in interest expense.
Bond Payable
Bond payable is accounted for on an amortized cost basis. Interest incurred in accordance with the indenture agreement is recorded in interest expense and calculated using the effective interest method.
Credit Facilities
Borrowings under the credit facilities are stated at their outstanding principal amount. Interest incurred in accordance with the credit facilities agreements is recorded in interest expense and accrued interest is included in accounts payable and accrued expenses. The Company did not elect the option to account for its credit facilities at fair value. The Company believes the fair value of the debt approximates its carrying value due to the credit facilities' floating market rate of interest and the stability of the Company’s creditworthiness.
Fair Value Measurement
In accordance with the authoritative guidance on estimated fair value measurements and disclosures under GAAP (Financial Accounting Standards Board - Accounting Standards Codification Topic 820), the methodologies used for valuing such instruments have been categorized into three broad levels as follows:
Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments,

•	Other observable inputs (such as interest rates, yield curves, volatilities, prepayment spreads, loss severities, credit risks and default rates), and

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

•
Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which are, in turn, based significantly on unobservable inputs or are otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

Pursuant to the authoritative guidance, these levels form a hierarchy. The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. The Company considers all available information, including observable market data, indications of market liquidity and orderliness, and its understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs into the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.
Financial instruments are considered Level 3 when pricing models are used, including discounted cash flow methodologies and at least one significant model assumption or input that is unobservable or has significant variability between sources. The tables in Footnote 12 present a reconciliation for all assets and liabilities that are measured and recognized at fair value on a recurring basis using significant unobservable inputs. When assets and liabilities are transferred between levels, the Company recognizes the transfer as of the end of the period. There were no transfers between levels for the years ended November 30, 2014 and November 30, 2013.

Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, estimated fair values are not necessarily indicative of the amounts the Company could realize upon disposition of the financial instruments. Financial instruments with readily available active quoted prices, or for which an estimated fair value can be measured from actively quoted prices, generally will have a higher degree of pricing observability and will therefore require a lesser degree of judgment to be utilized in measuring estimated fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment in measuring estimated fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or pricing methodologies may have a material effect on estimated fair value amounts.
Electing the fair value option for loans held for sale, other investments, and liabilities related to secured borrowings reflects the manner in which the business is managed and often allows for an offset of the changes in the estimated fair value of these instruments and the interest rate derivatives used to hedge against market interest fluctuations. For a further discussion regarding the measurement of financial instruments see Note 12.
Revenue Recognition
Interest on loans held for sale is recognized as earned under the contractual terms of the loans and included in interest income in the accompanying consolidated statements of operations and comprehensive income. Interest is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent. Delinquency is calculated based on the contractual interest due date of the loan. For the years ended November 30, 2014 and November 30, 2013, the Company had two loans and no loans deemed delinquent, respectively.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Upon sale of a loan, the Company will reverse previously recorded unrealized gains and losses and recognize realized gains or losses on the loan sold. Any difference between the initial recorded value of the loan, including any discount, and the sales price is recorded as realized gain or loss. For loans that were originated at a discount that are subsequently paid down by the borrower, the origination discount is recognized in other income.
Certain Risks and Concentrations
Due to the nature of the mortgage lending industry, changes in interest rates and spreads on commercial-mortgage backed securities may significantly impact the estimated fair value of the Company’s investments, revenue from originating mortgages and subsequent sales of loans, which is the primary source of income for the Company.
The Company uses third parties to provide loan servicing on its portfolio of investments. There is a credit risk associated with using these third parties. The Company believes it mitigates this risk by using nationally recognized third parties to service loans and other investments. Management also monitors each loan or other investment independently.
Concentration of Credit Risk
The Company invests its cash primarily in demand deposits and money market accounts with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. The Company believes it mitigates credit risk by depositing cash in or investing through major financial institutions having capital ratios that exceed the regulatory standards defined for a well-capitalized financial institution. To date, there have been no losses from these investments.
In the normal course of its activities, the Company may utilize derivative financial instruments. These derivatives are predominantly used for managing risk associated with the Company’s portfolio of investments. Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the term of the contract. The Company’s exposure to credit risk at any point in time is generally limited to amounts recorded as derivative assets on the consolidated statements of financial condition.
Concentrations of credit risks arise when a number of properties related to the Company's loans and other investments are located in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company monitors various segments of its investments to assess potential concentrations of credit risks. Management believes the current investments are reasonably well diversified and do not contain any significant concentration of credit risks. Collateral for all of the Company's loans and other investments is located in the United States and the UK, with New York 22.3% and Florida 15.1% representing the only two states with concentration greater than 10.0% as of November 30, 2014. As of November 30, 2013, the only states with collateral concentration greater than 10.0% were California 25.5% and New York 20.4%.
Income Taxes
No provision has been made in the accompanying consolidated financial statements for federal income taxes as the Company has elected to be treated as a partnership for federal income tax purposes. Each member is responsible for its allocable share of income taxes generated by the activities of the Company.
The Company files various state and local income tax returns. For the years ended November 30, 2014 and November 30, 2013 a state tax provision of $129 and $621 was recorded and included in income taxes, respectively. State withholding payments of $157 and $74 were made on behalf of its members at November 30, 2014 and November 30, 2013, respectively.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The Company recognizes tax positions in the consolidated financial statements only when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by the relevant taxing authority. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. As of November 30, 2014 and November 30, 2013, unrecognized tax benefits were $765 and $850, respectively.
Interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if any, are recognized in other expenses. At November 30, 2014 and November 30, 2013, the Company has accrued interest expense of approximately $350 and $90, respectively. No penalties have been accrued for both years ended November 30, 2014 and November 30, 2013.
The Company is not under examination by any taxing authorities. The earliest tax year which remains subject to examination by major taxing authorities is 2011.
Foreign Currency
In the normal course of business, the Company enters into transactions not denominated in United States, or (U.S.), dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company’s consolidated statements of operations and comprehensive income. As of November 30, 2014, the Company held 563 GBP in cash and cash equivalents. In addition, the Company consolidates wholly owned subsidiaries that have non-US dollar functional currency. Non-US dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from translation of non-U.S. dollar denominated subsidiaries are recorded in other comprehensive income. The Company has recorded a $515 loss and $0 of foreign currency translation adjustments, respectively, as of November 30, 2014 and November 30, 2013.

Indemnifications
The Company enters into contracts that contain a variety of indemnifications under certain representations and warranties, which primarily relate to sales of loans as part of securitization transactions. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or (“ASU 2014-09”). ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated historical financial statements.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

In June 2014, FAS issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
In August 2014, FAS issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new ASU disclosure requirement explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date by considering relevant conditions that are known (and reasonably knowable) at the issuance date. If significant doubt exists, management will need to assess if its plans will or will not alleviate substantial doubt in order to determine the specific disclosures. The ASU is effective for annual periods beginning after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the impact of ASU 2014-15 on the consolidated financial statements.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810) – “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity,” which establishes a measurement alternative allowing qualifying entities to measure both the collateralized financing entity’s, or CFE’s, financial assets and financial liabilities based on the fair value of the financial assets or financial liabilities, whichever is more observable. The measurement alternative is available upon initial consolidation of the CFE or adoption of this ASU and can be applied on a CFE-by-CFE basis. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  Early application is permitted. The Company does not expect that the application of this ASU will have a material impact on the Company’s consolidated historical financial statements.

3.	Members’ Equity
As described in Note 1, interests held by the Members are represented by Units in the form of Preferred Units, Class A Common Units and Class B Common Units. Issued at inception and outstanding as of November 30, 2014 were 600 Preferred Units, 10,000 Class A Common Units and 2,195 Class B Common Units, of which 11.5 Preferred Units, 191.668 Class A Common Units and 1,770 Class B Common Units were held by employees.
Class B Common Units were granted at inception to GICRE and one key employee (“Key Employee”). All such Class B Common Units shall become vested units immediately before the consummation of a Company sale that results in an annualized rate of return, realized entirely in cash, on the Preferred Units and Class A Common Units, of at least 15%, an IPO that results in gross proceeds of at least $150,000 and an annualized rate of return, realized entirely in cash, on the Preferred Units and Class A Common Units, of at least 15%, a liquidity event or a transfer, as defined. To the extent the return is not entirely realized in cash in the case of a qualifying IPO, 50% of the Class B Common Units shall become vested and the remainder will vest contingent upon the performance of the Company’s stock price over the two years immediately following the IPO. Upon vesting, each Class B Common Unit will convert into one Class A Common Unit. Prior to vesting, Class B Common Units have no voting rights.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

In the event that the Company terminates the Key Employee for Cause or he resigns without Good Reason, as defined, all unvested Class B Common Units owned by either party will be forfeited. In the event that the Company terminates the Key Employee without Cause, he resigns for Good Reason, or his employment with the Company ends due to death or disability, the employee and GICRE may retain 20% of the unvested Class B Common Units for each full year the Key Employee was employed by the Company. As of the date of grant, February 23, 2011, the Company has determined the fair value of the Class B Common units held by the Key Employee to be $3,145, in aggregate. The fair value was determined utilizing a Black-Scholes model, discounted to account for the inherent lack of marketability of the units. Significant inputs and assumptions utilized in determining the fair value of the units include the term, expected volatility, dividend yield and risk-free rate.
With respect to Preferred Units and Class A Common Units held by employees, upon termination of employment without Cause or for Good Reason as defined, the Company shall redeem promptly all Preferred Units and, at the option of such employee, all Class A Common Units held by such employee at Book Value, as defined.
Under the LLC agreement, a 7% capital charge (“Capital Charge”) accrues as a preference to the Preferred Units on unreturned Capital Contributions.
On an accumulated basis through November 30, 2014 and November 30, 2013, respectively, the Company called $5,453,718 and $4,161,483 of capital from its members to fund new investment acquisitions and working capital. Cumulatively through November 30, 2014 and November 30, 2013, respectively, the Company distributed $5,120,234 and $3,861,234, of which $80,685 and $61,659 is considered payments of the Capital Charge. Of the distributions declared, $617 and $1,798 were due and payable to LoanCore and LoanCore Investors at November 30, 2014 and November 30, 2013, respectively, and are included in accounts payable and accrued expenses on the consolidated statements of financial condition.
The total capital commitments of the Company are $600,000 as further described in Note 1. Certain amounts of capital previously returned to Members are considered recallable, resulting in net callable, unfunded commitments of $185,831 and $238,091 at November 30, 2014 and November 30, 2013, respectively.
Pursuant to the LLC Agreement, GICRE has the first right to purchase subordinate loans and investments based on market terms. For the year ended November 30, 2014 and November 30, 2013, no loans or investments were sold to GICRE.
Allocation of Net Income and Net Losses
Net income and net losses are allocated to the members in a manner consistent with the LLC Agreement, which provides for a hypothetical liquidation at net book value of the Company’s assets and liabilities as of the date of presentation and as recorded on the accompanying consolidated statement of changes in members’ equity.
Distributions
Non-liquidating Distributions
No less often than semi-monthly (or more frequently as requested by GICRE or Jefferies), the Company shall distribute the Company’s Available Cash, as defined in the LLC agreement, as follows:

1)
First, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interest until each holder of Preferred Units shall have received an amount equal to, but not in excess of, the unpaid accrued 7% Capital Charge attributable to the Preferred Units;

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

2)
Second, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their Unreturned Capital Contribution; and

3)
Third, to the extent available, to the holders of the Class A Common Units, pro rata in accordance with their respective Common Percentage Interests (calculated by excluding from the numerator and the denominator the number of Class B Common Units issued and outstanding).

Liquidating Distributions
Upon a Liquidity Event, the proceeds of such sale, disposition or liquidation and any other available cash shall be applied and distributed as follows:

1)
First, to the extent available, proceeds shall be applied to the payment of liabilities of the Company (including all expenses of the Company incident to the Liquidity Event and all other liabilities that the Company owes to the Members or any Affiliates of a Member in accordance with the terms hereof);

2)
Second, to the extent available, proceeds shall be applied to the setting up of any reserves which are reasonably necessary for contingent, un-matured or unforeseen liabilities or obligations of the Company;

3)
Third, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their unpaid accrued 7% Capital Charge attributable to the Preferred Units;

4)
Fourth, to the extent available, to the holders of the Preferred Units, pro rata in accordance with their respective Preferred Percentage Interests until each holder of Preferred Units shall have received an amount equal to, but not in excess of, their Unreturned Capital Contribution; and

5)	Fifth, to the extent available, to the holders of the Common Units, pro rata in accordance with their respective Common Percentage Interests.

4.	Transfers of Financial Assets
During the years ended November 30, 2014 and November 30, 2013, the Company sold loans, with limited recourse or retention of servicing, to unaffiliated third parties, as part of securitization transactions. The Company received only cash proceeds from these transactions.
Transfers of loans as part of securitization transactions that qualified as sales, were derecognized from the consolidated statements of financial condition, resulting in the recognition of aggregate realized gains of $28,417 and $89,280 for the years ended November 30, 2014 and November 30, 2013, respectively.
Additionally, during the year ended November 30, 2014, fifteen loans were sold for $474,087 to the DivCore CLO 2013-1, Ltd (the “CLO”), a related party, and two additional loans were sold for $13,492 to unrelated third parties. The sale of these seventeen additional loans resulted in a net realized gain of $4,705, which is included in realized gain on sales of loans in the accompanying consolidated statements of operation and comprehensive income. During the year ended November 30, 2013, four additional loans were sold for $90,208 to unrelated third parties. The sale of these additional loans resulted in a net realized gain of $118, which is included in realized gain on sales of loans in the accompanying consolidated statements of operations and comprehensive income.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

In June 2012, one loan, although legally transferred in connection with its securitization, did not qualify as a sale for accounting purposes because the Company retained a junior participation in the whole loan, and accordingly remained on the Company’s consolidated statements of financial condition with a corresponding liability recorded as secured borrowing. In July 2014, as a result of the junior participation loan payoff, the senior participation of the whole loan was qualified and treated as a sale by the Company under ASC 860. As a result, the Company recognized a $1,450 realized gain on sales of loans and reversed a $2,070 unrealized gain on fixed rate loans and a $620 unrealized loss on secured borrowings during the year ended November 30, 2014.
One loan, originated in December 2013, with a fair value of $41,500 at November 30, 2014, remains on the Company’s consolidated statements of financial condition with a corresponding liability for the proceeds received. The loan was legally sold to the CLO, a related party, in May 2014, however it did not qualify as a sale for accounting purposes because the Company retained a junior participation in the whole loan. The Company has elected to measure these liabilities at fair value, with subsequent changes in fair value reflected as unrealized loss on secured borrowings in the accompanying consolidated statements of operations and comprehensive income. The estimated fair value of these liabilities is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality, which approximates the estimated fair value of the liability related to the financial asset retained.

5.	Repurchase Facilities
The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities.  As of November 30, 2014, the Company has four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $900,000 of credit capacity.  Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties.  The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios including a ratio of total indebtedness to total assets of .83 to 1.  The Company believes it is in compliance with all covenants as of November 30, 2014 and November 30, 2013 and for the years then ended.
The Company’s wholly-owned subsidiary, JLC Warehouse I LLC (“JLCWHI”) entered into a $300,000 Master Repurchase Agreement on June 24, 2011 with an initial maturity of June 24, 2013. On May 7, 2013, the Company exercised its one year extension option to extend the termination date of the facility to June 24, 2014. As per the terms of the Master Repurchase Agreement, the facility terminated on June 24, 2014.

The Company’s wholly-owned subsidiary, JLC Warehouse II LLC (“JLCWHII”) entered into a $300,000 Master Repurchase Agreement on August 25, 2011. This facility was scheduled to terminate on August 25, 2014 with the option to extend for an additional year, subject to certain conditions. On February 14, 2014, this master repurchase agreement was amended. The facility amount was increased to $350,000 and the termination date was extended to February 14, 2017 with an option to extend for up to two one year extensions, subject to certain conditions.

The Company’s wholly-owned subsidiary, JLC Warehouse III LLC (“JLCWHIII”) entered into a $350,000 Master Repurchase Agreement on October 11, 2012. On June 4, 2013, JLCWHIII terminated its $350,000 Master Repurchase Agreement.
The Company’s wholly-owned subsidiary, JLC Warehouse IV LLC (“JLCWHIV”) entered into a $200,000 Master Repurchase Agreement on December 16, 2013. The facility terminates on December 16, 2016 and has rolling one year extension options, subject to certain conditions.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The Company’s wholly-owned subsidiary, JLC Warehouse V LLC (“JLCWHV”) entered into a $350,000 Master Repurchase Agreement on August 25, 2014. The facility terminates on August 25, 2017 and has rolling one year extension options, subject to certain conditions.
On August 7, 2013 the Company entered into a Master Repurchase Agreement with Jefferies Mortgage Funding, LLC, a related party. The terms of the agreement are negotiable and determinable on a transaction by transaction basis. A transaction is an agreement between JLC (“Seller”) and Jefferies Mortgage Funding, LLC (“Buyer”) in which the Seller agrees to transfer to the Buyer securities or other assets (“Securities”) against the transfer of funds by buyer, with a simultaneous agreement by Buyer to transfer to Seller such Securities at a specified date or on demand, against the transfer of funds by Seller. This Agreement may be terminated by either party upon giving written notice to the other, except that this Agreement shall, notwithstanding such notice, remain applicable to any transactions then outstanding.
A summary of the Company’s repurchase facilities as of November 30, 2014 and 2013 were as follows:

At November 30, 2014
Name	Committed Amount	Outstanding Amount	Committed but Unfunded	Average Interest Rate(s) at November 30, 2014	Advance Rate	Maturity	Remaining Extension Options	Current Balance of Collateral Pledged
JLC WH II LLC	$350,000	$134,280	$215,720	2.53%	60-75%, depending on loan collateral	2/14/2017	Two additional one-year periods at Company's option subject to an extension fee and other certain requirements	$196,040
JLC WH IV LLC	$200,000	$94,302	$105,698	2.69%	65-75%, depending on loan collateral	12/16/2016	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$135,883
JLC WH V LLC	$350,000	$310,988	$39,012	2.77%	60-80%, depending on loan collateral	8/25/2017	Rolling one-year extensions at lender and Company's option subject to and extension fee and other certain requirements	$425,575
JLC	No maximum commitment amount	—	No maximum commitment amount	N/A	60-75%, depending on loan collateral	N/A	N/A	—
	$900,000	$539,570	$360,430					$757,498

At November 30, 2013
Name	Committed Amount	Outstanding Amount	Committed but Unfunded	Average Interest Rate(s) at November 30, 2013	Advance Rate	Maturity	Remaining Extension Options	Current Balance of Collateral Pledged
JLC WH I LLC	$300,000	$75,606	$224,394	2.89%	60-75%, depending on loan collateral	6/24/2014	None remaining. All extension options exercised.	$130,156
JLC WH II LLC	$300,000	$81,457	$218,543	2.92%	55-75%, depending on loan collateral	2/14/2017	One additional one-year period at Company's option subject to an extension fee an other certain requirements	$148,602
JLC	No maximum commitment amount	—	No maximum commitment amount	N/A	60-75%, depending on loan collateral	N/A	N/A	—
	$600,000	$157,063	$442,937					$278,758
The repurchase agreements require principal repayments on the financings as principal payments are received on loans held for sale or upon sale or transfer of the loans. All principal and interest payments from borrowers on the Company’s loans held for sale are collected by the Company’s third party servicers. Under the terms of the Company’s repurchase agreements, all such loan payments are applied toward interest and principal due on the repurchase agreements first with any excess remitted to the Company.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Amortization of deferred financing fees for all facilities is included as interest expense in the accompanying consolidated statement of operations and was $2,465 and $5,139 for the years ended November 30, 2014 and November 30, 2013, respectively.

6.	Credit Facilities
On March 19, 2014, the Company entered into two committed subscription credit agreements, collateralized by the Company’s available commitments, in the aggregate principal amount of $60,000. The Credit Facilities are available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The terms of the facilities are for one year with two one year extension options, subject to an extension fee. The subscription credit facilities have an upfront fee, an unused fee and a stated interest rate based on a spread to LIBOR or a spread to prime. The Company had borrowings of $55,000 outstanding under the facilities at November 30, 2014. The average rate at November 30, 2014 was 2.16%. The Company incurred interest expense of $475 for the year ended November 30, 2014, including the unused fee.
As of November 30, 2014 and for the year ended November 30, 2014, the Company believes it was in compliance with all covenants, which include maintaining leverage policies detailed in the LLC agreement and maintaining a sufficient borrowing base consisting of uncalled capital commitments of members to collateralize the credit facilities borrowings.
Amortization of deferred financing fees for the credit facilities is included as interest expense in the accompanying consolidated statements of operations and comprehensive income and was $365 for the year ended November 30, 2014.

7.	Bond Payable
On May 31, 2013, the Company issued $300,000 of unregistered senior unsecured notes maturing on June 1, 2020 and bearing interest at 6.875%. The unsecured notes are governed by the indenture agreement, dated May 31, 2013, among Jefferies LoanCore LLC, JLC Finance Corporation, and Wilmington Trust, National Association, as trustee.
The Company may redeem the notes in whole or in part on and after June 1, 2016 at the redemption prices described in Section 3.07 of the indenture agreement. Prior to June 1, 2016, the Company may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the aggregate principal amount of the notes before June 1, 2016 with the net cash proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
Under the terms of the indenture agreement, the Company is subject to various financial and operating covenants, including maintaining a non-funding debt to equity ratio of less than 1.75x and a $300,000 minimum GAAP equity requirement, which may be reduced down by subsequent GAAP losses. The Company believes it was in compliance with all of the debt covenants as of November 30, 2014 and November 30, 2013.
Amortization of bond deferred financing fees included as interest expense in the accompanying consolidated statements of operations and comprehensive income for the year ended November 30, 2014 and November 30, 2013 was $1,034 and $489, respectively.

8.	Related Party Transactions

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

As provided for in the LLC Agreement, LoanCore provides management services to the Company. The Company reimburses LoanCore for its costs allocable to such activities. For the years ended November 30, 2014 and November 30, 2013, compensation, benefits and administrative costs allocable to the Company and reimbursable to Loancore were $19,891 and $30,400, respectively. As of November 30, 2014 and November 30, 2013, net amounts owed to LoanCore were $13,620 and $23,557, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated statements of financial condition.
As provided for in the LLC Agreement, the Company engages affiliated entities to provide financial advisory, underwriting, investment banking, loan servicing, insurance, real estate, due diligence, accounting or other services.
The Company has an agreement in place with Divco West Services, LLC (“DWS”), an affiliate, related to the provision of administration, accounting, advisory, financial reporting, and technology services, which is subject to approval by the Manager. Amounts incurred for services provided by DWS were $240 and $436 for the years ended November 30, 2014 and November 30, 2013, respectively. As of November 30, 2014 and November 30, 2013, there were no amounts payable to DWS for these services, respectively.
The Company reimburses DWS for amounts paid on the Company’s behalf for certain administrative and payroll-related expenses.  The total reimbursements paid to DWS were $361 and $153, for the years ended November 30, 2014 and November 30, 2013, respectively. As of November 30, 2014 and November 30, 2013, $57 and $16 were payable from the Company to DWS for these services, respectively, which are recorded in accounts payable and accrued expenses in the consolidated statements of financial condition.
On October 28, 2011, the Company also entered into a service agreement with Jefferies & Company, Inc. (“Jefferies & Co”), an affiliate of Jefferies, to obtain services for facilities operations, legal and compliance, technology and other services (“Jefferies Services”). Amounts incurred to Jefferies & Co for Jefferies Services for the year ended November 30, 2014 and November 30, 2013 were $129 and $290, respectively. As of November 30, 2014 and November 30, 2013, amounts owed to Jefferies & Co totaled $9 and $230, respectively, which were recorded in accounts payable and accrued expenses in the consolidated statements of financial condition.
On August 24, 2012, the Company originated a $6,000 loan collateralized by Larchmont Lofts, a multifamily apartment building which was released as collateral for a different loan held by an affiliate of the Company. Interest income earned on the Company's loan were $0 and $543 for the years ended November 30, 2014 and 2013, respectively. On June 25, 2013, the Larchmont Lofts loan was paid off at par.
On December 6, 2013, the Company sold a portfolio of thirteen mortgage loans with a total principal balance of $404,488 to the CLO, a related party. The total sale price was $406,583, which included $1,996 of accrued interest. On February 5, 2014, the Company sold an additional loan with a principal balance of $28,000 to the CLO. The total sale price was $28,147, which included $147 of accrued interest. On May 30, 2014, the Company sold an additional loan with a principal balance of $41,500 to the CLO. The total sale price of the loan was $41,614, which included $114 of accrued interest.
During the years ended November 30, 2014 and November 30, 2013, the Company paid Jefferies & Co. $1,225 and $2,915, respectively, in underwriting fees related to the securitization of loans that the Company sold or transferred as disclosed in Note 4. Jefferies & Co. was also joint lead book-running manager in the Company’s bond offering and received $6,000 in underwriting fees during the year ended November 30, 2013.
As discussed in Note 5, on August 7, 2013 the Company entered into a Master Repurchase Agreement with Jefferies Mortgage Funding, LLC. For the years ended November 30, 2014 and

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

November 30, 2013, the Company incurred $1,243 and $360 of interest expense related to this Master Repurchase Agreement. At November 30, 2014 and November 30, 2013, there was no balance outstanding on this master repurchase agreement.

9.	Loans Held for Sale
The Company has originated and purchased loans mainly consisting of first mortgage and mezzanine positions. The loans are collateralized by various asset types such as office, multi-family, hospitality, industrial, and retail properties. A summary of the Company’s loans held for sale at November 30, 2014 and November 30, 2013, respectively, is as follows:

Loan Type	Maturity Date	November 30, 2014 Principal Balance	November 30, 2014 Fair Value	November 30, 2013 Principal Balance	November 30, 2013 Fair Value

Fixed Rate	Less than 1 year	—	—	24,946	24,946
Fixed Rate	1 to 5 years	11,798	12,004	59,000	94,369
Fixed Rate	6 to 11 years	369,927	379,879	173,058	136,793

Sub-total Fixed Rate Loans		381,725	391,883	257,004	256,108

Adj Rate	Less than 1 year	78,060	77,674	196,633	196,521
Adj Rate	1 to 5 years	765,750	761,178	421,595	420,668
Adj Rate	6 to 11 years	—	—	—	—

Sub-total Adj Rate Loans		843,810	838,852	618,228	617,189

Fixed Rate Mezz	Less than 1 year	—	—	—	—
Fixed Rate Mezz	1 to 5 years	22,746	22,738	20,518	19,721
Fixed Rate Mezz	6 to 11 years	66,749	60,045	45,390	39,398

Sub-total Fixed Rate Mezz Loans		89,495	82,783	65,908	59,119

Adj Rate Mezz	Less than 1 year	1,000	542	6,000	6,000
Adj Rate Mezz	1 to 5 years	104,000	103,073	3,000	2,500
Adj Rate Mezz	6 to 11 years	—	—

Sub-total Adj Rate Mezz Loans		105,000	103,615	9,000	8,500

Total Loans Held for Sale		$1,420,030	$1,417,133	$950,140	$940,916

On July 31, 2014, the Company purchased a non-performing and credit impaired senior loan with a principal balance of $6,198. As of November 30, 2014, the loan's outstanding balance, including principal, interest, fees, and penalties was $7,118.

At November 30, 2014 and November 30, 2013, the aggregate fair value of loans in non-performing status amounted to $7,948 and $1,551, respectively. Because the Company believes the value of the collateral securing the non-performing loans is sufficient to allow the Company to recover its investment in the loans, the Company has not permanently reduced its basis in the loans.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

10.	Unfunded Lending Commitments
The Company enters into commitments to extend variable credit that are legally binding conditional agreements having fixed expirations or termination dates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded floating rate commitments to extend credit were approximately $43,510 and $16,385, as of November 30, 2014 and November 30, 2013, respectively.

11.	Other Investments
On April 24, 2012, the Company originated a $1,000 preferred equity investment for $500. At the time of acquisition, the Company elected to account for the investment under the fair value option. At November 30, 2013, this is the only other investment on the statement of financial condition.
On September 11, 2014, the Company originated a loan in the UK in the original principal amount of $13,158, including future funding commitments, to a third party borrower. The loan is considered to be a VIE because it is thinly capitalized; however, the Company is not considered to be the primary beneficiary. Accordingly, the investment is not consolidated. At the time of origination, the Company elected to account for its interest therein under the fair value option.
On October 10, 2014, the Company, through its wholly owned subsidiary JLC AP PE LLC, originated a $28,500 Preferred Equity Investment (“AP PE”) by entering into the operating agreement of P2 Portfolio Investor Holdings, LLC (“P2 LLC”). AP PE is considered to be a VIE; however, JLC AP PE LLC is not considered to be the primary beneficiary. Accordingly, the investment is not consolidated. At the time of investment, the Company elected to account for its interest therein under the fair value option.
P2 LLC was formed for the purpose of originating and holding equity interests in two multi-family properties located in Orlando, Florida. Under the terms of the P2 LLC operating agreement, JLC AP PE LLC is entitled to a 16.0% preferred return per annum based on its unreturned preferred capital amount balance. Pursuant to the P2 LLC operating agreement the expected repayment date was November 25, 2014. AP PE was not fully repaid on November 25, 2014 triggering a breach in the operating agreement and an increase in the preferred return rate to 36.0%. The Company believes AP PE is well collateralized and will collect its initial investment as well as the accumulated preferred return. Therefore AP PE is not considered to be non-performing as of November 30, 2014.
On October 30, 2014, the Company, through its wholly owned subsidiary JLC HS PE LLC, originated a $15,000 Preferred Equity Investment (“HS PE”) by entering into the operating agreements of Student Housing JV Preferred 1201, LLC, Student Housing JV Preferred A-B, LLC and Student Housing JV Preferred P-V, LLC (collectively the “HS Housing JVs”). The HS Housing JVs were formed for the purpose of originating and holding preferred equity interests in five student housing properties located in various locations within the United States. HS PE is not considered to be a VIE. At the time of investment, the Company elected to account for its interest therein under the fair value option. The Company believes that HS PE is well collateralized and will collect its initial investment as well as any accumulated preferred return.
The following summarizes the activity in other investments for the period from December 1, 2012 to November 30, 2014:

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Balance at December 1, 2012, at fair value	$195
Contributions to other investments	—
Paydowns of other investments	(57)
Sales and transfers of investment interest	—
Unrealized gain/ (loss) on other investments	—
Balance at November 30, 2013, at fair value	$138

Contributions to other investments	53,140
Paydowns of other investments	(3,670)
Origination discount related to other investments paid down	37
Effect of exchange-rate changes on other investments	(455)
Sales and transfers of investment interests	—
Unrealized gain / (loss) on other investments	—
Balance at November 30, 2014, at fair value	$49,190

12.    Fair Value

The following table presents the financial instruments carried on the consolidated statements of financial condition by level within the valuation hierarchy as of November 30, 2014:

	Level 1	Level 2	Level 3	Total
As of November 30, 2014
Fixed rate loans	$—	$—	$391,883	$391,883
Adjustable rate loans	—	—	838,852	838,852
Fixed rate mezzanine loans	—	—	82,783	82,783
Adjustable rate mezzanine loans	—	—	103,615	103,615
Total loans held for sale	—	—	1,417,133	1,417,133
Other investments	—	—	49,190	49,190
Total investments	—	—	1,466,323	1,466,323
Derivative assets	—	237	—	237
Derivative liabilities	—	(5,013)	—	(5,013)
Secured borrowings	—	—	(41,500)	(41,500)
	$—	$(4,776)	$1,424,823	$1,420,047
The following table presents the financial instruments carried on the consolidated statements of financial condition by level within the valuation hierarchy as of November 30, 2013:

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

	Level 1	Level 2	Level 3	Total
As of November 30, 2013
Fixed rate loans	$—	$—	$256,108	$256,108
Adjustable rate loans	—	—	617,189	617,189
Fixed rate mezzanine loans	—	—	59,119	59,119
Adjustable rate mezzanine loans	—	—	8,500	8,500
Total loans held for sale	—	—	940,916	940,916
Other investments	—	—	138	138
Total investments	—	—	941,054	941,054
Derivative liabilities	—	2,787	—	(2,787)
Secured borrowing	—	—	(17,995)	(17,995)
	$—	$(2,787)	$923,059	$920,272
Level 3 Fair Value Asset and Liability Input Sensitivity
Changes in unobservable inputs may have a significant impact on fair value. Certain of the unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value may move in the opposite direction for a given change in another input. In general, an increase in the discount rate and credit spreads, in isolation, would result in a decrease in the fair value measurement and a decrease in these same inputs would result in an increase in the fair value measurement.
The following table shows quantitative information about significant unobservable inputs related to the Level 3 fair value measurements at November 30, 2014 and November 30, 2013:

At November 30, 2014						Weighted Average
	Outstanding Face Amount	Cost Basis	Fair Value	Valuation Technique	Profit Range	Yield %	Remaining Maturity (Years)
Assets
Fixed rate loans held for sale	$381,725	$385,052	$391,883	Discounted cash flows (1)	1.00%-3.00% (2)	4.76% (6)	9.33 (6)
Mezzanine loans held for sale	194,495	180,095	186,398	Discounted cash flows	N/A	11.79% (6)	4.43 (6)
Adjustable rate loans held for sale	843,810	834,617	838,852	Discounted cash flows	0.00%-1.00%	6.10% (5)	1.86 (5)
Other Investments	—	49,190	49,190	Discounted cash flows (3)	(3)	(3)	1.55
Secured borrowing - floating	41,500	(41,045)	(41,500)	Discounted cash flows	0.00%-1.00%	N/A	1.61

At November 30, 2013						Weighted Average
	Outstanding Face Amount	Cost Basis	Fair Value	Valuation Technique	Profit Range	Yield %	Remaining Maturity (Years)
Assets
Fixed rate loans held for sale	$257,004	$255,300	$256,108	Discounted cash flows (1)	1.00%-5.00% (2)	5.86% (4)	7.05 (4)
Mezzanine loans held for sale	74,908	65,174	67,619	Discounted cash flows	N/A	12.84%	6.55
Adjustable rate loans held for sale	618,228	611,862	617,189	Discounted cash flows	0.00%-1.00%	6.71%	1.56
Other Investments	—	138	138	Discounted cash flows (3)	(3)	(3)	0.93
Secured borrowing - fixed	16,000	(17,688)	(17,995)	Discounted cash flows (1)	1.00%-5.00% (2)	N/A	3.10

(1)	Fixed rate loans held for sale and secured borrowing-fixed are measured at fair value using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(2)	Represents profit margin range on hypothetical securitization scenario on fixed rate loans

(3)
Other investments consist of three preferred equity investments and one loan for which the Company believes fair value approximates cost as the estimated future cash flows from each investment are expected to recover the cost of each investment.

(4)
The Company has excluded a $16,000 A-note from the calculation of Yield and Remaining Maturity as it was legally transferred in connection with a securitization, but did not qualify as a sale for accounting purposes as described in Footnote 4, and therefore still remains on the Company's statements of financial condition.

(5)
The Company has excluded a $41,500 senior participation from the calculation of Yield and Remaining Maturity as it was legally transferred in connection with a sale, but did not qualify as a sale for accounting purposes as described in Footnote 4, and therefore still remains on the Company's statements of financial condition.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

(6)
A senior rate loan with a principal balance of $6,198 and a mezzanine loan with a principal balance of $2,068, both collateralized by the same asset, were not included in the calculation of yield or remaining maturity because they were in a non-accrual status.

The following is a reconciliation of the beginning and ending balances for loans held for sale and other investments, as well as loan participations sold measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2014 and November 30, 2013:

Loans held for sale, at fair value and other investments, at fair value
	2014	2013
Balance at November 30, 2013 and 2012	$941,054	$358,709
Purchases and fundings of loans held for sale, including capitalized interest	1,771,222	2,271,628
Principal paydowns on loans held for sale	(194,328)	(153,941)
Proceeds from sale of loans held for sale	(1,129,684)	(1,629,774)
Contributions to other investments	53,140	—
Paydowns of other investments	(3,670)	(57)
Origination discount related to loans and other investments paid off	3,371	—
Unrealized gain (loss) included in statement of operations	8,789	5,091
Effect of exchange rate changes	(455)	—
Realized gain included in statement of operations	34,572	89,398
Reversal of loan participation sold	(17,688)	—
Balance at November 30, 2014 and 2013	$1,466,323	$941,054

Secured borrowings, at fair value
	2014	2013
Balance at November 30, 2013 and 2012	$17,995	$17,975
Proceeds from secured borrowings	41,500	—
Reversal of secured borrowing	(17,688)	—
Unrealized loss on secured borrowings	(307)	20
Balance at November 30, 2014 and 2013	$41,500	$17,995
The following table presents the Company’s investments and loan participations sold carried at estimated fair value on a recurring basis in the consolidated statements of financial condition as of November 30, 2014 and November 30, 2013:

	November 30, 2014				November 30, 2013
Asset Type	Outstanding Face Amount	Cost Basis	Unrealized Gain (Loss)	Fair Value	Outstanding Face Amount	Cost Basis	Unrealized Gain (Loss)	Fair Value

Fixed rate loans	$381,725	$385,052	$6,831	$391,883	$257,004	$255,300	$808	$256,108
Adjustable rate loans	843,810	834,617	4,235	838,852	618,228	611,862	5,327	617,189
Fixed mezzanine loans	89,495	77,052	5,731	82,783	65,908	56,937	2,182	59,119
Adjustable rate mezzanine loans	105,000	103,043	572	103,615	9,000	8,237	263	8,500
Total loans held for sale	$1,420,030	$1,399,764	$17,369	$1,417,133	$950,140	$932,336	$8,580	$940,916
Other investments	—	49,190	—	49,190	—	138	—	138
Secured borrowings	41,500	(41,045)	(455)	(41,500)	16,000	(17,688)	(307)	(17,995)

The following table summarizes the effect of the Company's investments on the consolidated statements of operations and comprehensive income for the years ended November 30, 2014 and November 30, 2013:

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

		Amount of Gain or (Loss) Recognized in Earnings
Asset Type	Location of Gain or (Loss) Recognized in Earnings	For the Year ended November 30, 2014	For the Year ended November 30, 2013
Fixed rate loans	Unrealized gain (loss) on loans held for sale and other investments	$6,023	$(1,389)
Fixed rate loans	Realized gain on sales of loans	29,867	88,979
Adjustable rate loans	Unrealized gain (loss) on loans held for sale and other investments	(1,092)	3,834
Adjustable rate loans	Realized gain on sales of loans	4,500	—
Fixed rate mezzanine loans	Unrealized gain on loans held for sale and other investments	3,549	2,383
Fixed rate mezzanine loans	Realized gain on sales of loans	205	419
Adjustable rate mezzanine loans	Unrealized gain on loans held for sale and other investments	309	263
Total loans held for sale		$43,361	$94,489
Other investments	Unrealized gain (loss) on loans held for sale and other investments	—	—
Secured borrowings	Unrealized gain (loss) on secured borrowings	$307	$(20)

Loans held for sale are measured at estimated fair value based upon a hypothetical securitization model utilizing data from recent securitization spreads and pricing, the application of discount rates to estimated future cash flows using market yields or other valuation methodologies. These valuations are adjusted to consider loan pricing adjustments specific to each loan. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the loans. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
The Company has not elected the fair value option related to its bond payable, repurchase facilities and credit facilities. The amortized cost basis of the repurchase facilities and credit facilities presented on the face of the consolidated statements of financial condition at November 30, 2014 and November 30, 2013 approximates fair value, given the short-term nature and interest rate resets of each facility. The estimated fair value of the liability related to bond payable at November 30, 2014 is based on the “ask” price at the last trading day of the period presented. The “ask” price at November 30, 2014 was 96.0, resulting in a fair value of the bond payable of $288,000. The “ask” price at November 30, 2013 was 99.50, resulting in a fair value of the bond payable of $298,000.
The carrying value of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments due to their short-term nature.
13.    Derivative Instruments

The Company uses derivatives and interest rate lock commitments primarily to manage the estimated fair value variability of fixed rate loans held for sale caused by market interest rate fluctuations. Interest rate swaps are pledged as collateral in the repurchase agreements. The Company uses forward currency forwards primarily to manage foreign currency fluctuations.
Goldman Sachs International, Jefferies Derivative Products, LLC, a related party, Jefferies Bache Financial Services, Inc., a related party, Credit Suisse Securities (USA) LLC and Wells Fargo

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Securities LLC were the counterparties on all of the Company’s interest rate swaps, foreign currency forwards and corporate credit index positions as of November 30, 2014 and November 30, 2013 and during the years then ended.
In valuing its derivatives, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties. All of the Company’s derivatives are either subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). For its derivatives subject to bilateral collateral arrangements, the Company has netting arrangements in place with all derivative counterparties pursuant to the standard documentation developed by the International Swap and Derivatives Association (“ISDA”). For the swaps and credit derivatives cleared under the Dodd Frank Act, a Central Clearing Party (“CCP”) stands between the Company and its over-the-counter derivative counterparties. In order to access clearing, the Company has entered into clearing agreements with Future Commission Merchants (“FCMs”). The Company is permitted to net all exposure with a common CCP and FCM under enforceable netting agreements, where a legal right of offset exists. Consequently, no credit valuation adjustment was made in determining the fair value of the Company’s derivatives.
On July 22, 2013, the Company entered into a profit share agreement with a third party that was treated as a derivative. The Company funded a loan in the original principal amount of $150,000 and agreed to split all profit and loss recognized from this loan with this third party, including all earned interest income. The third party agreed to pay the Company an interest charge for funding this loan with the Company’s capital. As of November 30, 2013, the profit share derivative had been fully settled, resulting in a $209 realized loss on derivative instruments.
On September 11, 2014, the Company originated a loan in the UK in the original principal amount of $13,158, including future funding commitments, to a third party borrower. This loan has been classified as an other investment as described in Note 11 as of November 30, 2014. As part of the underlying loan agreement, the Company was given a share warrant instrument, which enables the Company to subscribe for shares representing 25% of the third parties ordinary issued share capital. This share warrant instrument is freely transferable and is accounted for as a bifurcated derivative rather than an embedded derivative given the terms of the agreement. The share warrants have a fair value of $0 as of November 30, 2014 based on the Company’s analysis, which was primarily driven by the uncertainty of future cash flows related to the underlying collateral as well as the thinly capitalized nature of the venture as of November 30, 2014.
The following table is a summary of notional amounts and estimated fair values of derivative instruments as of November 30, 2014 and November 30, 2013:

	Notional as of	Fair Value as of November 30, 2014		Notional as of	Fair Value as of November 30, 2013
Derivative Contract Type	November 30, 2014	Asset Derivatives	Liability Derivatives	November 30, 2013	Asset Derivatives	Liability Derivatives

Interest rate swaps (1)	$135,200	$—	$(3,979)	$140,100	$—	$(674)
Total swaps	135,200	—	(3,979)	140,100	—	(674)
Corporate credit index (2)	50,000	—	(1,034)	125,000	—	(2,113)
Total index position	50,000	—	(1,034)	125,000	—	(2,113)
FX Forward Contract (3)	7,892	237	—	—	—	—
Total FX Forward Contract	7,892	237	—	—	—	—
Total derivatives	$193,092	$237	$(5,013)	$265,100	$—	$(2,787)
Note:

1)	Interest rate swaps are included in derivative assets and derivative liabilities on the consolidated statements of financial condition as of November 30, 2014 and November 30, 2013.

2)	Corporate credit index is included in derivative liabilities on the consolidated statements of financial condition as of November 30 2014 and November 30, 2013.

3)	FX Forward contracts are included in derivative assets on the consolidated statements of financial condition as of November 30, 2014 and November 30, 2013, respectively.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

The effect of the Company's derivative instruments on the consolidated statements of operations and comprehensive income for the years ended November 30, 2014 and November 30, 2013 was as follows:

		Amount of Gain or (Loss) Recognized in Earnings
Derivative Type	Location of Gain or (Loss) Recognized in Earnings	For the Year ended November 30, 2014	For the Year ended November 30, 2013
Interest rate swaps	Unrealized loss on derivative instruments	$(3,305)	$(156)
Interest rate swaps	Realized gain (loss) on derivative instruments	(8,115)	1,268
Corporate credit index	Unrealized gain (loss) on derivative instruments	580	(649)
Corporate credit index	Realized loss on derivative instruments	(3,177)	(9,661)
CMBX	Realized loss on derivative instruments	(576)	—
Other Derivatives	Realized loss on derivative instruments	—	(210)
FX Forward Contracts	Unrealized gain on derivative instruments	237	—
FX Forward Contracts	Realized gain on derivative instruments	365	—
Total derivatives		$(13,991)	$(9,408)

14.	Offsetting Assets and Liabilities
Credit Risk-Related Contingent Features
The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of November 30, 2014 and 2013, the Company was in compliance with these requirements and not in default on its indebtedness. As of November 30, 2014 and 2013, there was $9,233 and $8,506 of cash collateral held by the derivative counterparties for these derivatives, respectively. No additional cash is required to be posted if the acceleration of payment under the derivatives was triggered.
The following tables present both gross and net information about derivatives and other instruments eligible for offset in the statement of financial condition as of November 30, 2014 and November 30, 2013. The Company's accounting policy is to record derivative asset and liability positions on a gross basis, therefore the following table presents the gross derivative asset and liability positions recorded on the statement of financial condition while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

As of November 30, 2014
Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented	Gross amounts not offset in the statement of financial condition
Description	of recognized liabilities	statement of financial condition	in the statement of financial condition	Financial Instruments	Cash collateral posted/(received) (1)(2)	Net amount
Derivatives	$5,013	$—	$5,013	$—	$5,013	$—
Repurchase Agreements	$539,570	$—	$539,570	$539,570	$—	$—
Total	$544,583	$—	$544,583	$539,570	$5,013	$—

As of November 30, 2013
Offsetting of Financial Liabilities and Derivative Liabilities
	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented	Gross amounts not offset in the statement of financial condition
Description	of recognized liabilities	statement of financial condition	in the statement of financial condition	Financial Instruments	Cash collateral posted/(received) (1)(2)	Net amount
Derivatives	$2,787	$—	$2,787	$—	$2,787	$—
Repurchase Agreements	157,063	—	157,063	157,063	—	—
Total	$159,850	$—	$159,850	$157,063	$2,787	$—

(1)	Included in restricted cash on consolidated statements of financial condition.

(2)
The cash collateral not offset in the balance sheet may exceed any gross derivative liability position balance. In that case, the total amount that is reported as cash collateral not offset in the balance sheet is limited to the gross derivative liability position balance. In the case of a gross derivative asset position balance, no collateral posted by the Company will be shown in the above table.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of November 30, 2014 and November 30, 2013 are disclosed in the tables above. The Company presents its derivative and repurchase agreements gross on the consolidated statements of financial condition.

15.	Commitments
Incentive Compensation
Employees of the Company may be eligible for incentive compensation based upon the performance of the Company per individual employment agreements. The amount of the incentive compensation pool in any fiscal year is based upon a fixed percentage of net income adjusted for certain operating expenses and excess compensation paid in prior periods, subject to available cash, as defined. Under these agreements, the Members may approve an increase in the amount of the incentive compensation pool earned in any fiscal year. The amounts of incentive compensation included in compensation and benefits expense for the year ended November 30, 2014 and November 30, 2013 were $8,789 and $21,834, respectively.
After allocation of the incentive compensation pool under these arrangements, certain officers are subject to a deferral of 20% of any annual incentive compensation allocated to them in a fiscal year, which vests over a three year period following the fiscal year that the incentive compensation was earned, subject to additional tenure related provisions that may reduce that three year deferral period. Deferred balances accrue a 7% rate of interest during the deferral period. For the years ended November 30, 2014 and 2013, $386 and $202 of interest was accrued and recognized in interest expense, respectively. Incentive compensation that was deferred for the years ended November 30, 2014 and 2013 was $0 and $2,429, respectively. For the years ended November 30, 2014 and 2013, $2,776 and $1,497 were recognized as deferred compensation expense, respectively. The deferred amount of the bonus will be recognized in compensation and benefits expense on a straight line basis over the vesting period. For the years ended November 30, 2015 and 2016 the deferred compensation expense is anticipated to be $961 and $84, respectively.

Jefferies LoanCore LLC
Notes to Consolidated Financial Statements (2014 and 2013 is not covered by the Independent Auditor's Report included herein)
(in thousands - except per unit data)

Obligations under Lease Agreements
The Company is the lessee of three office spaces located in Greenwich, Connecticut, Los Angeles, California and Atlanta, Georgia. The following table presents minimum future rental payments under these contractual lease obligations as of November 30, 2014:

Years Ending November 30:
2015	$545
2016	675
2017	679
2018	684
2019	667
Thereafter	2,436
Total minimum lease payments	$5,686
The Company recognized $567 and $345 in rental expense for its offices for the years ended November 30, 2014 and 2013, respectively.

16.	Subsequent Events
The Company has performed an evaluation of events that have occurred subsequent to November 30, 2014 and through January 27, 2015, the date these financial statements were available for release, and has determined that there were no further material subsequent events that occurred during such period requiring recognition and/or disclosure in these financial statements.

