Form 10-K/A
period 2015-11-30
Jefferies Group LLC
filed 2016-03-11
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Explanatory Note

In reliance on General Instruction A. (4) to Form 10-K, we are filing this Amendment to our Form 10-K solely to add Schedule I as required pursuant to Rule 5.04 of Regulation S-X. This Amendment No. 1 on Form 10-K/A amends Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended November 30, 2015, filed with the U.S. Securities and Exchange Commission on January 29, 2016 ("Original Report").

This Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)1. Financial Statements
Report of Independent Registered Public Accounting Firm	52	*
Report of Independent Registered Public Accounting Firm	53	*
Consolidated Statements of Financial Condition at November 30, 2015 and 2014	54	*
Consolidated Statements of Earnings for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	55	*
Consolidated Statements of Comprehensive Income for the Year Ended November 30, 2015, Year ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	56	*
Consolidated Statements of Changes in Equity for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	57	*
Consolidated Statements of Cash Flows for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	58	*
Notes to Consolidated Financial Statements	60	*

(a)2. Financial Statement Schedules
Schedule I—Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2015 and 2014 and for the Year Ended November 30, 2015, Year Ended November 30, 2014, Nine Months Ended November 30, 2013 and for the Three Months Ended February 28, 2013	3

(a)3. Exhibits
23** Consent of PricewaterhouseCoopers LLP.
31.1** Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2** Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32** Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
                       101** Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed
                                   Statements of Financial Condition as of November 30, 2015 and November 30, 2014; (ii)
                                   the Condensed Statements of Earnings and Comprehensive Income for the year ended
                                   November 30, 2015, the year ended November 30, 2014, the nine months ended
                                   November 30, 2013 and for the three months ended February 28, 2013; (iii) the
                                   Condensed Statements of Cash Flows for the year ended November 30, 2015, the year ended November 30, 2014, the nine months ended November 30, 2013 and for the three months ended February 28, 2013; and (iv) the Notes to Condensed Financial Statements.

Signature	11

* Included in Part II in Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended
     November 30, 2015, which was initially filed with the U.S. Securities and Exchange Commission on
     January 29, 2016.

** Filed herewith

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30, 2015	November 30, 2014
ASSETS
Cash and cash equivalents	$824,239	$971,182
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	66,203	61,489
Financial instruments owned, at fair value	138,820	192,110
Investments in managed funds	34,933	54,840
Loans to and investments in related parties	520,550	501,289
Investment in subsidiaries	4,892,454	5,226,946
Advances to subsidiaries	1,423,175	1,904,013
Subordinated notes receivable	2,924,479	2,485,000
Other assets	591,751	671,653
Total assets	$11,416,604	$12,068,522
LIABILITIES AND EQUITY
Financial instruments sold, not yet purchased, at fair value	$21,024	$29,826
Accrued expenses and other liabilities	271,779	300,496
Long-term debt	5,641,892	6,313,617
Total liabilities	5,934,695	6,643,939
EQUITY
Member’s paid-in capital	5,526,855	5,439,256
Accumulated other comprehensive loss:
Currency translation adjustments	(36,811)	(9,654)
Additional minimum pension liability	(8,135)	(5,019)
Total accumulated other comprehensive loss	(44,946)	(14,673)
Total member’s equity	5,481,909	5,424,583
Total liabilities and equity	$11,416,604	$12,068,522
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Revenues:
Principal transactions	$68,720	$46,416	$13,171	$6,330
Asset management fees and investment income (loss) from managed funds	(20,889)	(7,452)	13,239	879
Interest	201,632	194,568	138,720	47,831
Other	33,193	81,511	53,778	19,162
Total revenues	282,656	315,043	218,908	74,202
Interest expense	250,919	251,020	186,338	84,105
Net revenues	31,737	64,023	32,570	(9,903)
Non-interest expenses:
Total non-interest expenses	5,984	9,263	17,196	4,192
Earnings (loss) before income taxes	25,753	54,760	15,374	(14,095)
Income tax expense (benefit)	3,958	22,650	7,934	(4,915)
Net earnings (loss) before undistributed earnings of subsidiaries	21,795	32,110	7,440	(9,180)
Undistributed earnings of subsidiaries	71,739	125,450	153,751	89,318
Net earnings	93,534	157,560	161,191	80,138
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(27,157)	(30,995)	21,341	(10,018)
Minimum pension liability adjustments, net of tax	(3,116)	(7,778)	2,759	—
Total other comprehensive income (loss), net of tax	(30,273)	(38,773)	24,100	(10,018)
Comprehensive income	$63,261	$118,787	$185,291	$70,120
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from operating activities:
Net earnings	$93,534	$157,560	$161,191	$80,138
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization	(76,945)	(80,424)	(62,305)	3,666
Undistributed earnings of subsidiaries	(71,739)	(125,450)	(153,751)	(89,318)
Income on loans to and investments in related parties	(40,460)	(67,965)	(58,197)	—
Distributions received on investments in related parties	40,500	35,562	—	—
Other adjustments	(98,870)	(78,064)	(15,471)	22,350
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(4,714)	(28,155)	(7,151)	(5,000)
Financial instruments owned	53,290	(45,950)	76,724	(63,244)
Loans to and investments in related parties	—	—	—	(111,022)
Investments in managed funds	19,907	(1,028)	3,230	(2,300)
Other assets	77,064	47,666	108,877	(1,544)
Financial instruments sold, not yet purchased	(8,802)	21,462	107	1,054
Accrued expenses and other liabilities	(36,397)	38,477	(52,944)	5,529
Net cash (used in) provided by operating activities	(53,632)	(126,309)	310	(159,691)
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	420,797	82,143	(74,742)	(235,097)
Loans to and investments in related parties	(19,301)	(469)	128,638	—
Cash received from contingent consideration	4,444	6,253	3,796	1,203
Net cash provided by (used in) investing activities	405,940	87,927	57,692	(233,894)

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended November 30, 2015	Year Ended November 30, 2014	Nine Months Ended November 30, 2013	Three Months Ended February 28, 2013
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$749	$1,921	$3,054	$5,682
Proceeds from short-term borrowings	750,000	1,160,000	—	—
Payments on short-term borrowings	(750,000)	(1,160,000)	—	—
Net proceeds from issuance of senior notes, net of issuance costs	—	681,222	—	991,469
Repayment of long-term debt	(500,000)	(250,000)	—	—
Payments on repurchase of common stock	—	—	—	(166,541)
Payments on dividends	—	—	—	(15,799)
Proceeds from exercise of stock options, not including tax benefits	—	—	—	57
Net cash (used in) provided by financing activities	(499,251)	433,143	3,054	814,868
Net (decrease) increase in cash and cash equivalents	(146,943)	394,761	61,056	421,283
Cash and cash equivalents at beginning of period	971,182	576,421	515,365	94,082
Cash and cash equivalents at end of period	$824,239	$971,182	$576,421	$515,365

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$329,926	$330,261	$238,817	$70,385
Income taxes, net	(5,859)	111,542	56,130	(33,103)

Noncash financing activities:
In connection with the transaction with Leucadia National Corporation, Jefferies Group LLC recorded accounting adjustments for the Leucadia Transaction, which resulted in changes to equity. Refer to Note 1, Organization and Basis of Presentation, herein, and Note 4, Leucadia and Related Transactions, to the Company's consolidated financial statements included in the Company's Annual Report on From 10-K for the year ended November 30, 2015, for further details.
On March 31, 2013, Leucadia contributed its mandatorily redeemable preferred interests in JHYH to Jefferies Group, LLC. The contribution was recorded as a capital contribution and increased member's equity by $362.3 million. For further details, refer to Note 4, Leucadia and Related Transactions, to the Company's consolidated financial statements included in the Company's Annual Report on From 10-K for the year ended November 30, 2015.

See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the "Company") and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended November 30, 2015. For purposes of these condensed non-consolidated financial statements, the Company's wholly owned and majority owned subsidiaries are accounted for using the equity method of accounting ("equity method subsidiaries").
On March 1, 2013, Jefferies Group LLC, through a series of transactions, became an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Each outstanding share of Jefferies Group LLC was converted into 0.81 of a share of Leucadia common stock (the “Exchange Ratio”). Leucadia did not assume nor guarantee any of the Company's outstanding debt securities. The Company's 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares. The Leucadia Transaction is accounted for using the acquisition method of accounting, which requires that the assets, including identifiable intangible assets, and liabilities of Jefferies Group LLC be recorded at their fair values. The application of the acquisition method of accounting has been pushed down and reflected in the financial statements of Jefferies Group LLC as a wholly-owned subsidiary of Leucadia. The application of push down accounting represents the termination of the prior reporting entity and the creation of a new reporting entity, which do not have the same bases of accounting. As a result, the Company's financial statements are presented for periods subsequent to March 1, 2013 for the new reporting entity (the “Successor”), and before March 1, 2013 for the prior reporting entity (the “Predecessor.”) The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies in the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2015.
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, goodwill and intangible assets, the ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Note 2. Transactions with Subsidiaries

The Parent Company has transactions with its equity method subsidiaries, Leucadia and certain other affiliated entities determined on an agreed upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain equity method subsidiaries. The Parent Company received cash distributions from its equity method subsidiaries totaling $176.7 million, $54.0 million, $677.7 million and $20.1 million for the years ended November 30, 2015 and 2014, the nine months ended November 30, 2013 and the three months ended February 28, 2013, respectively.

Note 3. Guarantees

In the normal course of its business, the Parent Company issues guarantees in respect of obligations of certain of its wholly owned subsidiaries under trading and other financial arrangements, including guarantees to various trading counterparties and banks. The Parent Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value on its consolidated statements of financial condition.

Certain of the Parent Company's equity method subsidiaries are members of various exchanges and clearing houses.In the normal course of business, the Parent Company provides guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Parent Company's obligations under such guarantees could exceed the collateral amounts posted. The maximum potential liability under these arrangements cannot be quantified; however, the potential for the Parent Company to be required to make payments under such guarantees is deemed remote. Accordingly no liability has been recognized for these arrangements.

The Parent Company has provided a guarantee in respect of certain obligations of Jefferies Finance LLC that matures in January 2021, whereby the Parent Company is required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement for a fund owned by employees. At November 30, 2015, the maximum amount payable under these guarantees is $21.8 million.

The Parent Company guarantees certain financing arrangements of subsidiaries. The financing arrangements totaled a maximum obligation of $62.0 million at November 30, 2015.

Note 4. Regulatory Requirements

For a discussion of the Company’s regulatory requirements, see Note 21 to the Company’s consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2015. At November 30, 2015 and 2014, $5,203 million and $5,358 million, respectively, of net assets of the Parent Company's equity method subsidiaries are restricted as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the Parent Company.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Member of Jefferies Group LLC,

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Jefferies Group LLC referred to in our report dated January 29, 2016 appearing in the 2015 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule, which consists of the condensed statements of financial condition as of November 30, 2015 and 2014 and the related condensed statements of operations and comprehensive income, and of cash flows of Jefferies Group LLC (Successor company) for the years ended November 30, 2015 and 2014 and the nine months ended November 30, 2013, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 10, 2016

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of Jefferies Group, Inc.

Our audit of the consolidated financial statements of Jefferies Group, Inc. referred to in our report dated January 29, 2016 appearing in the 2015 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule, which consists of the condensed statements of operations and comprehensive income, and of cash flows of Jefferies Group, Inc.(Predecessor company) for the three months ended February 28, 2013, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 10, 2016

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)
Dated: March 10, 2016	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)