Form 10-Q
period 2016-02-29
Jefferies Group LLC
filed 2016-04-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 29, 2016
PART I. FINANCIAL INFORMATION

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 29, 2016	November 30, 2015
ASSETS
Cash and cash equivalents ($2,492 and $2,015 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	$2,599,637	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	679,812	751,084
Financial instruments owned, at fair value, (including securities pledged of $11,174,383 and $12,207,123 at February 29, 2016 and November 30, 2015, respectively; and $79,667 and $68,951 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	13,629,559	16,559,116
Investments in managed funds	57,200	85,775
Loans to and investments in related parties	756,119	825,908
Securities borrowed	7,347,587	6,975,136
Securities purchased under agreements to resell	3,526,686	3,857,306
Receivables:
Brokers, dealers and clearing organizations	1,769,450	1,574,759
Customers	1,177,330	1,191,316
Fees, interest and other ($476 and $329 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	275,117	260,924
Premises and equipment	247,284	243,486
Goodwill	1,649,547	1,656,588
Other assets ($27,332 and $0 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	1,477,541	1,072,411
Total assets	$35,192,869	$38,563,972
LIABILITIES AND EQUITY
Short-term borrowings	$311,885	$310,659
Financial instruments sold, not yet purchased, at fair value	7,476,658	6,785,064
Collateralized financings:
Securities loaned	2,670,611	2,979,300
Securities sold under agreements to repurchase	8,252,356	10,004,428
Other secured financings ($897,344 and $762,909 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	897,344	762,909
Payables:
Brokers, dealers and clearing organizations	1,242,473	2,742,001
Customers	2,599,508	2,780,493
Accrued expenses and other liabilities ($2,652 and $893 at February 29, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	781,707	1,049,019
Long-term debt (includes $37,118 and $0 at fair value at February 29, 2016 and November 30, 2015, respectively; and $22,207 and $0 related to consolidated VIEs at February 29, 2016 and November 30, 2015, respectively)	5,698,169	5,640,722
Total liabilities	29,930,711	33,054,595
EQUITY
Member’s paid-in capital	5,355,856	5,526,855
Accumulated other comprehensive loss:
Currency translation adjustments	(86,560)	(36,811)
Changes in instrument specific credit risk	(302)	—
Additional minimum pension liability	(8,056)	(8,135)
Total accumulated other comprehensive loss	(94,918)	(44,946)
Total member’s equity	5,260,938	5,481,909
Noncontrolling interests	1,220	27,468
Total equity	5,262,158	5,509,377
Total liabilities and equity	$35,192,869	$38,563,972
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Revenues:
Commissions and other fees	$155,824	$166,922
Principal transactions	(103,373)	105,477
Investment banking	230,930	271,995
Asset management fees and investment income (loss) from managed funds	9,530	(9,837)
Interest	221,945	228,870
Other	(21,751)	19,905
Total revenues	493,105	783,332
Interest expense	194,118	191,660
Net revenues	298,987	591,672
Non-interest expenses:
Compensation and benefits	349,743	365,215
Non-compensation expenses:
Floor brokerage and clearing fees	40,479	55,080
Technology and communications	64,989	72,387
Occupancy and equipment rental	24,585	24,184
Business development	24,854	21,937
Professional services	23,512	24,256
Other	20,701	15,729
Total non-compensation expenses	199,120	213,573
Total non-interest expenses	548,863	578,788
Earnings (loss) before income taxes	(249,876)	12,884
Income tax expense (benefit)	(83,107)	331
Net earnings (loss)	(166,769)	12,553
Net earnings attributable to noncontrolling interests	44	871
Net earnings (loss) attributable to Jefferies Group LLC	$(166,813)	$11,682
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Net earnings (loss)	$(166,769)	$12,553
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(49,670)	(4,331)
Changes in instrument specific credit risk	(302)	—
Total other comprehensive income (loss), net of tax (1)	(49,972)	(4,331)
Comprehensive income (loss)	(216,741)	8,222
Net earnings attributable to noncontrolling interests	44	871
Comprehensive income (loss) attributable to Jefferies Group LLC	$(216,785)	$7,351

(1)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 29, 2016	Year Ended November 30, 2015
Member’s paid-in capital:
Balance, beginning of period	$5,526,855	$5,439,256
Net earnings (loss) attributable to Jefferies Group LLC	(166,813)	93,534
Tax benefit (detriment) for issuance of share-based awards	(4,186)	(5,935)
Balance, end of period	$5,355,856	$5,526,855
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(44,946)	$(14,673)
Currency adjustments	(49,749)	(27,157)
Changes in instrument specific credit risk	(302)	—
Pension adjustment, net of tax	79	(3,116)
Balance, end of period	(94,918)	(44,946)
Total member’s equity	$5,260,938	$5,481,909
Noncontrolling interests:
Balance, beginning of period	$27,468	$38,848
Net earnings attributable to noncontrolling interests	44	1,795
Distributions	—	(4,982)
Deconsolidation of asset management company	(26,292)	(8,193)
Balance, end of period	$1,220	$27,468
Total equity	$5,262,158	$5,509,377

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income during the three months ended February 29, 2016 and the year ended November 30, 2015.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Cash flows from operating activities:
Net earnings (loss)	$(166,769)	$12,553
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	(2,735)	3,327
(Income) loss on loans to and investments in related parties	23,416	(20,689)
Distributions received on investments in related parties	—	9,765
Other adjustments	8,670	(62,770)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	70,939	257,319
Receivables:
Brokers, dealers and clearing organizations	(211,449)	(39,313)
Customers	13,863	(93,823)
Fees, interest and other	(15,898)	(14,530)
Securities borrowed	(385,463)	285,891
Financial instruments owned	2,830,082	(471,101)
Investments in managed funds	1,551	19,686
Securities purchased under agreements to resell	298,260	179,290
Other assets	(392,950)	(107,908)
Payables:
Brokers, dealers and clearing organizations	(1,477,131)	384,163
Customers	(180,980)	(1,481,640)
Securities loaned	(295,559)	575,750
Financial instruments sold, not yet purchased	750,826	(966,190)
Securities sold under agreements to repurchase	(1,721,276)	654,705
Accrued expenses and other liabilities	(247,374)	(494,018)
Net cash used in operating activities	(1,099,977)	(1,369,533)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(141,735)	(600,844)
Distributions from loans to and investments in related parties	188,108	558,335
Net payments on premises and equipment	(20,958)	(17,381)
Payment on purchase of aircraft	(27,500)	—
Deconsolidation of asset management entity	(39)	—
Cash received from contingent consideration	466	996
Net cash used in investing activities	(1,658)	(58,894)

Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$162	$245
Proceeds from short-term borrowings	1,397,552	3,385,000
Payments on short-term borrowings	(1,396,326)	(2,985,002)
Proceeds from secured credit facility	—	611,000
Payments on secured credit facility	—	(576,000)
Net proceeds from other secured financings	134,435	254,778
Net proceeds from issuance of structured notes, net of issuance costs	43,538	—
Net proceeds from issuance of secured notes, net of issuance costs	22,196	—
Net cash provided by financing activities	201,557	690,021
Effect of exchange rate changes on cash and cash equivalents	(10,448)	(1,597)
Net decrease in cash and cash equivalents	(910,526)	(740,003)
Cash and cash equivalents at beginning of period	3,510,163	4,079,968
Cash and cash equivalents at end of period	$2,599,637	$3,339,965

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$188,217	$180,068
Income taxes, net	(7,450)	701
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Derivative Products, LLC, Jefferies Financial Products, LLC, and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. At February 29, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015. For further information on the exit of the Bache business, refer to Note 21, Exit Costs.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2015.
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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Under acquisition accounting, the recognition of certain assets and liabilities at fair value created a change in the financial reporting basis for our assets and liabilities, while the tax basis of our assets and liabilities remained the same. As a result, deferred tax assets and liabilities were recognized for the change in the basis differences. We provide deferred taxes on our temporary differences and on any carryforwards that we could claim on our hypothetical tax return. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of its projected separate return results.

The tax benefit related to share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax benefits/(detriments), are included in “Tax benefit/(detriment) for issuance of share-based awards” on the Consolidated Statements of Changes in Equity. In the event tax deductions associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision. At February 29, 2016, the consolidated pool of windfall tax benefits had been exhausted. As a result, these tax detriments are now recognized in our Consolidated Statement of Earnings until such time the Leucadia consolidated cumulative compensation cost recognized for tax purposes exceeds the amount recognized for financial reporting purposes.
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

Note 3. Accounting Developments

Accounting Standards to be Adopted in Future Periods

Employee Share-Based Payments. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The guidance simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2018 and early adoption is permitted if all amendments are adopted in the same period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases onto the balance sheet. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we have early adopted this guidance in the first quarter of fiscal 2016. This guidance did not have a material effect on our consolidated financial statements.

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

Adopted Accounting Standards
Debt Issuance Costs. In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively and we have adopted this guidance in the first quarter of fiscal 2016. The adoption of this accounting guidance did not have a material impact on our Consolidated Statements of Financial Condition.

Consolidation. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and we have adopted this guidance in the first quarter of fiscal 2016 using a modified retrospective approach. The adoption of this accounting guidance resulted in the deconsolidation of an asset management vehicle, which resulted in the following adjustment to the Consolidated Statement of Financial Condition on December 1, 2015: a decrease of $27.0 million in Investments in managed funds, a decrease of $0.7 million in Accrued expense and other liabilities and a decrease of $26.3 million in Noncontrolling interests. For further information on the adoption of ASU No. 2015-02, refer to Note 8, Variable Interest Entities.

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $32.8 million and $36.7 million at February 29, 2016 and November 30, 2015, respectively, by level within the fair value hierarchy (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 29, 2016
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,708,230	$140,168	$30,540	$—	$1,878,938
Corporate debt securities	—	2,516,929	25,634	—	2,542,563
Collateralized debt obligations	—	61,290	67,348	—	128,638
U.S. government and federal agency securities	1,018,909	310,273	—	—	1,329,182
Municipal securities	—	609,169	—	—	609,169
Sovereign obligations	1,490,358	799,541	119	—	2,290,018
Residential mortgage-backed securities	—	2,243,865	68,019	—	2,311,884
Commercial mortgage-backed securities	—	816,047	21,994	—	838,041
Other asset-backed securities	—	263,877	33,124	—	297,001
Loans and other receivables	—	820,132	155,442	—	975,574
Derivatives	754	6,159,142	22,975	(5,850,803)	332,068
Investments at fair value	—	54	63,582	—	63,636
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,218,251	$14,740,487	$488,777	$(5,850,803)	$13,596,712
Cash and cash equivalents	$2,599,637	$—	$—	$—	$2,599,637
Cash and securities segregated and on deposit for regulatory purposes (3)	$679,812	$—	$—	$—	$679,812

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,593,560	$75,166	$38	$—	$1,668,764
Corporate debt securities	—	1,877,856	—	—	1,877,856
U.S. government and federal agency securities	1,299,982	—	—	—	1,299,982
Sovereign obligations	1,131,337	710,989	—	—	1,842,326
Residential mortgage-backed securities	—	20,585	—	—	20,585
Loans	—	432,782	7,744	—	440,526
Derivatives	186	6,170,891	34,732	(5,879,190)	326,619
Total financial instruments sold, not yet purchased	$4,025,065	$9,288,269	$42,514	$(5,879,190)	$7,476,658
Other secured financings	$—	$—	$538	$—	$538
Long-term debt	$—	$37,118	$—	$—	$37,118

(1)	There were no material transfers between Level 1 and Level 2 for the three months ended February 29, 2016.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,853,351	$133,732	$40,906	$—	$2,027,989
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	1,037	4,395,704	19,785	(4,165,446)	251,080
Investments at fair value	—	26,224	53,120	—	79,344
Physical commodities	—	—	—	—	—
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,660,772	$14,485,354	$541,702	$(4,165,446)	$16,522,382
Cash and cash equivalents	$3,510,163	$—	$—	$—	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes	$751,084	$—	$—	$—	$751,084
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,382,377	$36,518	$38	$—	$1,418,933
Corporate debt securities	—	1,556,941	—	—	1,556,941
Collateralized debt obligations	—	—	—	—	—
U.S. government and federal agency securities	1,488,121	—	—	—	1,488,121
Sovereign obligations	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,446,639	19,543	(4,257,998)	208,548
Total financial instruments sold, not yet purchased	$3,708,476	$7,304,536	$30,050	$(4,257,998)	$6,785,064
Other secured financings	$—	$—	$544	$—	$544

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 29, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$48,951	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,321	—	—
Fund of Funds (4)	279	—	—
Equity Funds (5)	39,496	20,512	—
Total	$90,047	$20,512

	November 30, 2015
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$78,083	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Convertible Bond Funds (6)	326	—	At Will
Total	$122,510	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, in primarily equity securities in domestic and international markets in both the public and private sectors. At February 29, 2016 and November 30, 2015, investments representing approximately 100% and 100%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(3)
Includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At February 29, 2016 and November 30, 2015, the

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

underlying assets of 7% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
Includes investments in fund of funds that invest in various private equity funds. At February 29, 2016 and November 30, 2015, approximately 69% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to start liquidating in the next nine months. For the remaining investments, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At February 29, 2016 and November 30, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invests primarily in convertible bonds. The remaining investments were in liquidation at November 30, 2015 and the underlying assets were fully liquidated during the three months ended February 29, 2016.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.

Long-term Debt-Structured Notes
Long-term debt includes variable rate and fixed to floating rate structured notes that contain payment terms and redemption values based on the performance of certain interest rate indices and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of the Company’s own credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.
Long-term Debt -Embedded Conversion Option
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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2016 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 29, 2016
	Balance at November 30, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 29, 2016	Change in unrealized gains/ (losses) relating to instruments still held at February 29, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$3,071	$2,087	$—	$—	$—	$(15,524)	$30,540	$3,560
Corporate debt securities	25,876	(2,602)	15,337	(15,129)	(111)	—	2,263	25,634	(2,540)
Collateralized debt obligations	85,092	(16,573)	1,021	(20,178)	(463)	—	18,449	67,348	(17,003)
Sovereign obligations	120	(1)	—	—	—	—	—	119	(1)
Residential mortgage-backed securities	70,263	(4,548)	62,844	(64,926)	(114)	—	4,500	68,019	(3,358)
Commercial mortgage-backed securities	14,326	(971)	2,962	—	(878)	—	6,555	21,994	(1,387)
Other asset-backed securities	42,925	1,662	15,425	(2,100)	(1)	—	(24,787)	33,124	1,679
Loans and other receivables	189,289	(5,772)	181,264	(114,667)	(95,354)	—	682	155,442	(9,113)
Investments at fair value	53,120	(16,515)	1,187	—	(273)	—	26,063	63,582	(16,515)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Net derivatives (2)	(242)	10,304	—	—	2,558	554	(1,417)	11,757	(8,135)
Loans	10,469	(345)	(2,240)	1,033	(1,077)	—	(96)	7,744	345
Other secured financings	544	(6)	—	—	—	—	—	538	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2016
During the three months ended February 29, 2016, transfers of assets of $119.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $39.5 million and non-agency residential mortgage-backed securities of $20.4 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended February 29, 2016, transfers of assets of $100.8 million from Level 3 to Level 2 are primarily attributed to:

•
Other asset-backed securities of $28.8 million and non-agency residential mortgage-backed securities of $15.9 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $21.0 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $42.2 million and net losses on Level 3 liabilities were $10.0 million for the three months ended February 29, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of collateralized debt obligations, investments at fair value, loans and other receivables, residential mortgage-backed securities and corporate debt securities, partially offset by an increase in valuation of corporate equity securities and other asset-backed securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2015 (in thousands):

	Three Months Ended February 28, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2015	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$63	$—	$(168)	$—	$—	$(2,649)	$18,210	$243
Corporate debt securities	22,766	(311)	469	(533)	—	—	2,404	24,795	43
Collateralized debt obligations	124,650	(17,642)	—	(13,519)	(1,296)	—	4,644	96,837	(17,506)
Sovereign obligations	—	13	—	(1)	—	—	321	333	12
Residential mortgage-backed securities	82,557	(2,863)	2,100	(1,375)	(23)	—	(443)	79,953	783
Commercial mortgage-backed securities	26,655	(531)	—	(382)	(6,864)	—	5,751	24,629	(1,369)
Other asset-backed securities	2,294	(167)	26	(1)	—	—	4,994	7,146	(167)
Loans and other receivables	97,258	(5,033)	40,019	(16,122)	(15,448)	—	10,736	111,410	(3,262)
Investments, at fair value	53,224	1,256	5,010	(184)	(277)	—	69,203	128,232	1,262
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(115)	(6,683)	6,698	—	—	(123)	—	—
Net derivatives (2)	(4,638)	6,938	—	—	(58)	1,072	—	3,314	(8,771)
Loans	14,450	(39)	(2,877)	825	—	—	(3,032)	9,327	39
Other secured financings	30,825	—	—	—	(2,218)	36,995	—	65,602	—
Embedded conversion option	693	132	—	—	—	—	—	825	(132)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2015
During the three months ended February 28, 2015, transfers of assets of $205.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $35.3 million and commercial mortgage-backed securities of $10.3 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $16.4 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Collateralized debt obligations of $64.6 million which have little to no transparency related to trade activity;

•	Investments at fair value of $69.2 million due to a lack of observable market transactions.
During the three months ended February 28, 2015, transfers of assets of $110.2 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency residential mortgage-backed securities of $35.7 million for which market trades were observed in the period for either identical or similar securities;

•	Collateralized debt obligations of $59.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $4.4 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $25.2 million and net losses on Level 3 liabilities were $6.9 million for the three months ended February 28, 2015. Net losses on Level 3 assets were primarily due to decreased valuations of certain collateralized debt obligations, loans and other receivables, residential and commercial mortgage-backed securities and corporate debt securities, partially offset by an increase in valuation of certain investments at fair value. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 29, 2016 and November 30, 2015
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 29, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$27,079
Non-exchange traded securities		Market approach	EBITDA (a) multiple	15.2	—
			Underlying stock price	$1-$102	$15.2
Corporate debt securities	$21,487
		Convertible bond model	Discount rate/yield	13%	—
			Volatility	40%	—
		Comparable pricing	Comparable bond price	$39	—
Collateralized debt obligations	$38,604	Discounted cash flows	Constant prepayment rate	10%-20%	19%
			Constant default rate	2%-10%	3%
			Loss severity	25%-70%	31%
			Yield	5%-20%	13%
Residential mortgage-backed securities	$68,019	Discounted cash flows	Constant prepayment rate	0%-50%	12%
			Constant default rate	1%-9%	1%
			Loss severity	25%-70%	30%
			Yield	2%-11%	6%
Commercial mortgage-backed securities	$21,994	Discounted cash flows	Yield	8%-29%	14%
			Cumulative loss rate	2%-69%	16%
Other asset-backed securities	$27,298	Discounted cash flows	Constant prepayment rate	0%-20%	15%
			Constant default rate	0%-15%	11%
			Loss severity	0%-100%	83%
			Yield	4%-24%	19%
Loans and other receivables	$120,475	Comparable pricing	Comparable loan price	$100	—
		Market approach	Discount rate/yield	2%-51%	21%
			Transaction level	$81	—
		Scenario analysis	Estimated recovery percentage	6%-100%	76%
Derivatives	$22,975
Commodity forwards		Market approach	Discount rate/yield	60%	—
			Transaction level	$6,500,000	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
Credit default swaps		Market approach	Credit spread	292 bps	—
Interest rate swaps				667 bps - 800 bps	718 bps
Total return swaps		Comparable pricing	Comparable loan price	$90	—
Investments at fair value
Private equity securities	$13,662	Market approach	EBITDA (a) multiple	8.4	—
			Transaction level	$0-$74	$55
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$34,732
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Discount rate/yield	3%-35%	26%
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	14%	—
Foreign exchange forwards		Market approach	Credit spread	500bps	—
Total return swaps		Comparable pricing	Comparable loan price	$90	—
Loans and other receivables	$7,744	Comparable pricing	Comparable loan price	$100	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5-$102	$19
Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
Collateralized debt obligations	$49,923	Discounted cash flows	Constant prepayment rate	5%-20%	13%
			Constant default rate	2%-8%	2%
			Loss severity	25%-90%	52%
			Yield	6%-13%	10%
Residential mortgage-backed securities	$70,263	Discounted cash flows	Constant prepayment rate	0%-50%	13%
			Constant default rate	1%-9%	3%
			Loss severity	25%-70%	39%
			Yield	1%-9%	6%
Commercial mortgage-backed securities	$14,326	Discounted cash flows	Yield	7%-30%	16%
			Cumulative loss rate	2%-63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6%-8%	7%
			Constant default rate	3%-5%	4%
			Loss severity	55%-75%	62%
			Yield	7%-22%	18%
		Over-collateralization	Over-collateralization percentage	117%-125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99-$100	$99.7
		Market approach	Yield	2%-17%	12%
			EBITDA multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6%-100%	83%
Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—%
			Transaction level	$9,500,000	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-$92.4	$92.1
Investments at fair value	$7,693
Private equity securities		Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79-$100	$82.6
		Market approach	Discount rate/yield	3%-10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-92.4	$92.1
Loans and other receivables	$10,469	Comparable pricing	Comparable loan price	$100	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At February 29, 2016 and November 30, 2015, asset exclusions consisted of $127.2 million and $156.2 million, respectively,

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

primarily comprised of certain corporate debt and equity securities, investments at fair value, private equity securities, collateralized debt obligations, sovereign obligations and certain loans and other receivables. At February 29, 2016 and November 30, 2015, liability exclusions consisted of $0.5 million and $0.6 million, respectively of certain corporate equity securities and other secured financings.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, corporate debt securities, loan and unfunded commitments and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan or bond price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield or volatility would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, interest rate swaps, foreign exchange forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a corporate debt security, loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, loan and other receivable or commodity forward would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the enterprise value of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly (lower) higher fair value measurement.

•
Loans and other receivables using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Collateralized debt obligations, residential and commercial mortgage-backed securities and other asset-backed securities, variable funding notes and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

•
Certain other asset-backed securities using an over-collateralization model. A significant increase (decrease) in the over-collateralization percentage would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage loan commitments and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for our structured notes, which are managed by our capital markets businesses and are included in Long-term debt on the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Financial Instruments Owned:
Loans and other receivables	$(15,462)	$5,389
Financial Instruments Sold:
Loans	$48	$(1,022)
Loan commitments	(3,746)	(7,166)
Long-term Debt:
Changes in instrument specific credit risk (1)	$(302)	$—
Other changes in fair value (2)	6,816	—
(1)    Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of               Comprehensive Income.
(2)    Other changes in fair value include $6.9 million included within Principal transactions revenues and $42,000 included               within Interest expenses on the Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	February 29, 2016	November 30, 2015
Financial Instruments Owned:
Loans and other receivables (1)	$494,444	$408,369
Loans and other receivables greater than 90 days past due (1)	29,555	29,720
Loans and other receivables on nonaccrual status (1) (2)	154,319	54,652
Long-term debt	6,420	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include all loans and other receivables greater than 90 days past due.
The aggregate fair value of loans and other receivables that were greater than 90 days past due was $11.0 million and $11.3 million at February 29, 2016 and November 30, 2015, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status, which includes all loans and other receivables greater than 90 days past due, was $131.8 million and $307.5 million at February 29, 2016 and November 30, 2015, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at February 29, 2016 and November 30, 2015 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	February 29, 2016 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$517	37,308	$157	57,663
Cleared OTC	3,935,958	2,978	3,946,991	2,943
Bilateral OTC	851,824	2,068	727,533	683
Foreign exchange contracts:
Exchange-traded	—	480	—	436
Bilateral OTC	466,668	10,332	477,380	9,520
Equity contracts:
Exchange-traded	806,754	2,604,349	927,251	2,230,202
Bilateral OTC	77,970	899	71,604	1,067
Commodity contracts:
Exchange-traded	—	2,498	—	1,718
Bilateral OTC	11,213	15	2,124	14
Credit contracts:
Cleared OTC	400	10	276	11
Bilateral OTC	31,567	115	52,493	92
Total gross derivative assets/ liabilities:
Exchange-traded	807,271		927,408
Cleared OTC	3,936,358		3,947,267
Bilateral OTC	1,439,242		1,331,134
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(775,729)		(775,729)
Cleared OTC	(3,906,560)		(3,906,560)
Bilateral OTC	(1,168,514)		(1,196,901)
Net amounts per Consolidated Statements of Financial Condition (3)	$332,068		$326,619

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$998	52,605	$364	70,672
Cleared OTC	2,213,730	2,742	2,202,836	2,869
Bilateral OTC	695,365	1,401	646,758	1,363
Foreign exchange contracts:
Exchange-traded	—	441	—	112
Bilateral OTC (4)	453,202	7,646	466,021	7,264
Equity contracts:
Exchange-traded	955,287	3,054,315	1,004,699	2,943,657
Bilateral OTC	61,004	1,039	81,085	1,070
Commodity contracts:
Exchange-traded	—	1,726	—	1,684
Bilateral OTC (4)	19,342	29	4,628	28
Credit contracts:
Cleared OTC	621	39	841	44
Bilateral OTC	16,977	100	59,314	135
Total gross derivative assets/liabilities:
Exchange-traded	956,285		1,005,063
Cleared OTC	2,214,351		2,203,677
Bilateral OTC	1,245,890		1,257,806
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(938,482)		(938,482)
Cleared OTC	(2,184,438)		(2,184,438)
Bilateral OTC	(1,042,526)		(1,135,078)
Net amounts per Consolidated Statements of Financial Condition (3)	$251,080		$208,548

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

(4)
Bilateral OTC commodity contracts increased in assets by a fair value of $19.3 million and by 29 contracts and in liabilities by a fair value of $4.6 million and by 28 contracts with corresponding decreases in bilateral OTC foreign exchange contracts from those amounts previously reported to correct for the classification of certain contracts. The total amount of bilateral OTC contracts remained unchanged.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts:

	Three Months Ended
Gains (Losses)	February 29, 2016	February 28, 2015
Interest rate contracts	$(72,525)	$(42,793)
Foreign exchange contracts	1,589	15,172
Equity contracts	(225,666)	71,041
Commodity contracts	(1,875)	14,491
Credit contracts	(12,889)	(6,042)
Total	$(311,366)	$51,869
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 29, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,124	$9,089	$—	$—	$11,213
Equity swaps and options	35,094	2,870	—	—	37,964
Credit default swaps	—	6,472	—	(85)	6,387
Total return swaps	24,628	297	—	(215)	24,710
Foreign currency forwards, swaps and options	69,199	20,257	—	(8,067)	81,389
Interest rate swaps, options and forwards	84,106	188,839	113,854	(76,104)	310,695
Total	$215,151	$227,824	$113,854	$(84,471)	472,358
Cross product counterparty netting					(6,972)
Total OTC derivative assets included in Financial instruments owned					$465,386

(1)	At February 29, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $36.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 29, 2016, cash collateral received was $169.4 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$2,124	$—	$—	$—	$2,124
Equity swaps and options	7,929	20,068	617	—	28,614
Credit default swaps	—	8,421	1,094	(85)	9,430
Total return swaps	16,379	4,124	—	(215)	20,288
Foreign currency forwards, swaps and options	86,133	14,085	—	(8,067)	92,151
Fixed income forwards	7,405	—	—	—	7,405
Interest rate swaps, options and forwards	48,138	102,141	127,194	(76,104)	201,369
Total	$168,108	$148,839	$128,905	$(84,471)	361,381
Cross product counterparty netting					(6,972)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$354,409

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	At February 29, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $170.0 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 29, 2016, cash collateral pledged was $197.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At February 29, 2016, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$217,164
BBB- to BBB+	84,878
BB+ or lower	71,655
Unrated	91,689
Total	$465,386

(1)
We utilize internal credit ratings determined by our Risk Management. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 29, 2016 and November 30, 2015 is $139.3 million and $114.5 million, respectively, for which we have posted collateral of $77.3 million and $97.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 29, 2016 and November 30, 2015, we would have been required to post an additional $68.0 million and $19.7 million, respectively, of collateral to our counterparties.

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	February 29, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,102,900	$169,750	$2,272,650
Corporate debt securities	524,824	1,542,462	2,067,286
Mortgage- and asset-backed securities	—	2,956,153	2,956,153
U.S. government and federal agency securities	42,887	7,543,014	7,585,901
Municipal securities	—	429,167	429,167
Sovereign obligations	—	1,897,266	1,897,266
Loans and other receivables	—	441,170	441,170
Total	$2,670,611	$14,978,982	$17,649,593

	November 30, 2015
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,195,912	$275,880	$2,471,792
Corporate debt securities	748,405	1,752,222	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,006,081	12,041,064
Municipal securities	—	357,350	357,350
Sovereign obligations	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$2,979,300	$20,195,982	$23,175,282

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	February 29, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,391,681	$—	$1,278,930	$—	$2,670,611
Repurchase agreements	7,216,429	2,937,670	3,856,051	968,832	14,978,982
Total	$8,608,110	$2,937,670	$5,134,981	$968,832	$17,649,593

	November 30, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$483,624	$2,979,300
Repurchase agreements	7,850,791	5,218,059	5,291,729	1,835,403	20,195,982
Total	$9,373,266	$5,218,059	$6,264,930	$2,319,027	$23,175,282
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 29, 2016 and November 30, 2015, the approximate fair value of securities received as collateral by us that may be sold or repledged was $22.6 billion and $26.2 billion, respectively. At February 29, 2016 and November 30, 2015, a substantial portion of the securities received by us had been sold or repledged.
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

	February 29, 2016
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,347,587	$—	$7,347,587	$(533,115)	$(623,574)	$6,190,898
Reverse repurchase agreements	10,253,312	(6,726,626)	3,526,686	(151,575)	(3,345,710)	29,401
Liabilities
Securities lending arrangements	$2,670,611	$—	$2,670,611	$(533,115)	$(2,096,442)	$41,054
Repurchase agreements	14,978,982	(6,726,626)	8,252,356	(151,575)	(6,323,605)	1,777,176

	November 30, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	14,048,860	(10,191,554)	3,857,306	(83,452)	(3,745,215)	28,639
Liabilities
Securities lending arrangements	$2,979,300	$—	$2,979,300	$(478,991)	$(2,464,395)	$35,914
Repurchase agreements	20,195,982	(10,191,554)	10,004,428	(83,452)	(8,103,468)	1,817,508

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

(3)
Amounts include $6,158.2 million of securities borrowing arrangements, for which we have received securities collateral of $5,970.0 million, and $1,767.0 million of repurchase agreements, for which we have pledged securities collateral of $1,823.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations

Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $679.8 million and $751.1 million at February 29, 2016 and November 30, 2015, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Transferred assets	$1,948.9	$1,562.9
Proceeds on new securitizations	1,962.7	1,564.5
Cash flows received on retained interests	9.6	2.4
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 29, 2016 and November 30, 2015.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 29, 2016
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$11,455.8	$270.0
U.S. government agency commercial mortgage-backed securities	2,598.3	78.0
Collateralized loan obligations	4,514.4	40.5
Consumer and other loans	1,250.8	108.1

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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the variable interest entity, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated variable interest entities section presented in Note 8, Variable Interest Entities.

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

•
Warehousing funding arrangements for client-sponsored consumer loan vehicles and collateralized loan obligations (“CLOs”) through participation certificates and revolving loan and note commitments, and

•	Loans to, investments in and fees from various investment vehicles.
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. Our considerations in determining the VIE’s most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s significant activities is shared, we assess whether we are the party with the power over the most significant activities. If we are the party with the power over the most significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over the most significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 29, 2016 and November 30, 2015 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 29, 2016			November 30, 2015
	Securitization Vehicles	Aircraft Financing Vehicle	Other	Securitization Vehicles	Other
Cash	$1.0	—	$1.5	$0.5	$1.5
Financial instruments owned	79.1	—	0.6	68.3	0.6
Securities purchased under agreement to resell (1)	878.1	—	—	717.3	—
Aircraft (3)	—	27.3	—	—	—
Fees, interest and other receivables	0.5	—	0.2	0.3	0.2
	$958.7	27.3	$2.3	$786.4	$2.3
Other secured financings (2)	$956.6	—	$—	$785.0	$—
Long-term debt	—	22.7	—	—	—
Other liabilities	2.1	1.7	0.2	1.4	0.3
	$958.7	24.4	$0.2	$786.4	$0.3

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $59.3 million and $22.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 29, 2016 and November 30, 2015, respectively.

(3)	Aircraft included within Other assets in the Consolidated Statements of Financial Condition.
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
Aircraft Financing Vehicle. We are the primary beneficiary of a secured financing vehicle associated with the purchase and lease of five aircraft. We are the owner participant and maintain an equity interest in the vehicle and were involved in the decisions made during the purchase of the aircraft and the establishment of the terms of the leases. The assets of the VIE primarily consist of the aircraft and related operating leases, which are available for the benefit of the vehicle's debt holders. The creditors of the VIE do not have recourse to our general credit and the VIE's assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 29, 2016
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$64.3	$2.7	$690.1	$5,839.4
Consumer loan vehicles	304.5	—	963.4	1,676.1
Related party private equity vehicles	37.1	0.1	63.2	153.9
Other private investment vehicles	35.8	—	37.4	3,850.7
Total	$441.7	$2.8	$1,754.1	$11,520.1

	November 30, 2015
	Carrying Amount		Maximum
	Assets	Liabilities	Exposure to loss	VIE Assets
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	51.3	—	52.8	4,312.0
Total	$352.5	$0.2	$1,422.5	$11,981.9
Our maximum exposure to loss often differs from the carrying value of the variable interests. The maximum exposure to loss is dependent on the nature of our variable interests in the VIEs and is limited to the notional amounts of certain loan and equity commitments and guarantees. Our maximum exposure to loss does not include the offsetting benefit of any financial instruments that may be utilized to hedge the risks associated with our variable interests and is not reduced by the amount of collateral held as part of a transaction with a VIE.
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
Related Party Private Equity Vehicles. We have committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we have committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests which, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities is $148.1 million, of which $124.9 million and $124.6 million was funded as of February 29, 2016 and November 30, 2015, respectively. The carrying value of our equity investments in the JCP Entities was $37.1 million and $39.3 million at February 29, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to our equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
We have also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million at February 29, 2016 and November 30, 2015. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Other Private Investments Vehicles. We have equity commitments to invest $50.8 million in various other private investment vehicles, of which $49.3 million and $49.3 million was funded as of February 29, 2016 and November 30, 2015, respectively. The carrying value of our equity investments was $35.8 million and $51.3 million at February 29, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to our equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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

At February 29, 2016 and November 30, 2015, we held $2,709.7 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $559.9 million and $630.5 million of nonagency mortgage- and other asset-backed securities, respectively, as a

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At February 29, 2016, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At February 29, 2016, we have funded $474.4 million of our $600.0 million commitment, leaving $125.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. During the third quarter of 2015, the Secured Revolving Credit Facility was modified and reduced from a committed and discretionary total of $1.0 billion to a total committed amount of $500.0 million, at February 29, 2016. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2016 with automatic one year extensions absent a 60 day termination notice by either party. At February 29, 2016 and November 30, 2015, we have funded $0.0 and $19.3 million, respectively, of each of our $250.0 million and $250.0 million commitments, respectively. During the three months ended February 29, 2016 and February 28, 2015, $2,000 and $0.5 million of interest income, respectively, and unfunded commitment fees of $0.3 million and $0.4 million, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.

The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 29, 2016	November 30, 2015
Total assets	$7,086.7	$7,292.1
Total liabilities	6,137.9	6,297.3
Total equity	948.8	994.8
Our total equity balance	474.4	497.4
The results of Jefferies Finance were a net loss of $45.9 million and net earnings of $21.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $19.4 million and $15.6 million during the three months ended February 29, 2016 and February 28, 2015, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $0.7 million during the three months ended February 28, 2015, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
At February 29, 2016 and November 30, 2015, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO. We have recognized revenue of $1.4 million during the three months ended February 29, 2016, relating to the derivative contracts.
Under a service agreement, we charged Jefferies Finance $21.1 million and $27.8 million for services provided during the three months ended February 29, 2016 and February 28, 2015, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $6.0 million and $7.8 million at February 29, 2016 and November 30, 2015, respectively.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the Government of Singapore Investment Corporation and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $600.0 million. At February 29, 2016 and November 30, 2015, we had funded $184.7 million and $207.4 million, respectively, of our $291.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	February 29, 2016	November 30, 2015
Total assets	$2,091.1	$2,069.1
Total liabilities	1,548.6	1,469.8
Total equity	542.5	599.3
Our total equity balance	263.1	290.7
The net earnings of Jefferies LoanCore were $5.4 million and $20.0 million for the three months ended February 29, 2016 and February 28, 2015, respectively.

Under a service agreement, we charged Jefferies LoanCore $47,400 and $47,400 for the three months ended February 29, 2016 and February 28, 2015, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $15,800 and $15,800 at February 29, 2016 and November 30, 2015, respectively.

In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.4 million during the three months ended February 28, 2015.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $26.9 million and $29.7 million at February 29, 2016 and November 30, 2015, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $3.0 million and $23.5 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.

At February 29, 2016 and November 30, 2015, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 29, 2016, our unfunded commitment relating to JCP Fund V was $11.5 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for 100% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	December 31, 2015 (1)	September 30, 2015 (1)
Total assets	$76,555	$84,417
Total liabilities	99	75
Total partners' capital	76,456	84,342

	Three Months Ended December 31, 2015 (1)	Three Months Ended December 31, 2014 (1)
Net increase (decrease) in net assets resulting from operations	$(7,886)	$(65,700)

(1)
Financial information for JCP Fund V within our financial position and results of operations at February 29, 2016 and November 30, 2015 and for the three months ended February 29, 2016 and February 28, 2015 is included based on the presented periods.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	February 29, 2016	November 30, 2015
Capital Markets	$1,646,547	$1,653,588
Asset Management	3,000	3,000
Total goodwill	$1,649,547	$1,656,588
The following table is a summary of the changes to goodwill for the three months ended February 29, 2016 (in thousands):

Balance at November 30, 2015	$1,656,588
Translation adjustments	(7,041)
Balance at February 29, 2016	$1,649,547
Intangible Assets
The following tables present the gross carrying amount, dispositions, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016				Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Accumulated amortization	Net carrying amount
Customer relationships	$126,672	—	$(36,520)	$90,152	12.7
Trade name	129,836	—	(11,129)	118,707	32.0
Exchange and clearing organization membership interests and registrations	11,849	(1,299)	—	10,550	N/A
	$268,357	$(1,299)	$(47,649)	$219,409

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$127,667	$(34,754)	$92,913	12.9
Trade name	131,288	(10,315)	120,973	32.3
Exchange and clearing organization membership interests and registrations	11,897	—	11,897	N/A
	$270,852	$(45,069)	$225,783
(1) Activity is related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.
Amortization Expense

For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $3.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively. These expenses are included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2016	$9,148
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198

Note 11. Short-Term Borrowings
Short-term borrowings at February 29, 2016 and November 30, 2015 include bank loans that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	February 29, 2016	November 30, 2015
Bank loans	$262,000	$262,000
Secured revolving loan facility	49,885	48,659
	$311,885	$310,659
At February 29, 2016, the interest rate on short-term borrowings outstanding is 1.80% per annum. Average daily short-term borrowings outstanding were $306.2 million and $39.0 million for three months ended February 29, 2016 and February 28, 2015, respectively. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate.
On October 29, 2015 we entered into a secured revolving loan facility (“Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Loan Facility agreement.
On April 23, 2015, we entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for an additional six months upon our request and at the lender's discretion. On October 22, 2015, we amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

date to October 21, 2016, which can be extended for 364 days upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 29, 2016, we were in compliance with debt covenants under the Intraday Credit Facility. At February 29, 2016 and November 30, 2015, we did not have any borrowings outstanding under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016	November 30, 2015
Unsecured Long-Term Debt
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	$350,434	$353,025
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	827,217	830,298
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	799,289	806,125
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	542,093	526,436
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	835,085	838,765
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,905	3,779
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	620,267	620,890
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	379,244	379,711
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	347,084	347,307
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,649	512,730
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,577	421,656
Fixed to Floating Rate Structured Notes, due February 26, 2019	10,494	—
Variable Rate Structured Notes, due February 18, 2028	26,624	—
	$5,675,962	$5,640,722
Secured Long-Term Debt
Class A Notes, Due 2022 (effective interest rate of 6.75%)	$14,781	$—
Class B Notes, Due 2022 (effective interest rate of 13.45%)	7,426	—
	$22,207	$—
	$5,698,169	$5,640,722

(1)
The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three months ended February 29, 2016, and amounted to a gain of $0.1 million for the three months ended February 28, 2015.

Under our $2.0 billion Euro Medium Term Note Program, on February 18, 2016, we issued variable rate structured notes with a principal amount of €30.0 million, due 2028, and on February 26, 2016, we issued fixed to floating rate structured notes with a principal amount of €10.0 million, due 2019. These structured notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain payment terms and redemption values based on the performance of certain interest rate indices. In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to us.

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At March 10, 2016, each $1,000 debenture is currently convertible into 22.5502 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.35 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition.

Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016	November 30, 2015
Global Equity Event Opportunity Fund, LLC (1)	$—	$26,292
Other	1,220	1,176
Noncontrolling interests	$1,220	$27,468

(1)
On December 1, 2015, the entity was deconsolidated due to the adoption of ASU No. 2015-02. (See Note 3, Accounting Developments, for further information on the adoption of this guidance.) No gain or loss was recognized upon deconsolidation. Noncontrolling interests attributed to Leucadia were $26.3 million at November 30, 2015.

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
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.5 million and $15.3 million at February 29, 2016 and November 30, 2015, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The components of net periodic pension (income) cost for our pension plans are as follows (in thousands):

U.S. Pension Plan	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Components of net periodic pension (income) cost:
Service cost	$100	$63
Interest cost on projected benefit obligation	587	585
Expected return on plan assets	(776)	(848)
Net periodic pension income	$(89)	$(200)

German Pension Plan	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$130	$136
Net amortization	80	84
Net periodic pension cost	$210	$220
Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan or the German Pension Plan during the three months ended February 29, 2016 and we expect to make a contribution of $3.0 million to the U.S. Pension Plans during the remainder of the fiscal year.

Note 15. Compensation Plans
Leucadia sponsors our following share-based compensation plans: Incentive Compensation Plan, Employee Stock Purchase Plan ("ESPP") and the Deferred Compensation Plan. The outstanding and future share-based awards relating to these plans relate to Leucadia common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of market conditions and selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Components of compensation cost:
Restricted cash awards	$75.0	$55.3
Restricted stock and RSUs (1)	5.1	25.5
Profit sharing plan	3.1	3.3
Total compensation cost	$83.2	$84.1

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $53,000 and $48,000 for the three months ended February 29, 2016 and February 28, 2015, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remaining unamortized amounts related to certain compensation plans at February 29, 2016 is as follows (in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$44.0	2
Restricted cash awards	568.1	3
Total	$612.1
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
Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executives awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if we determine that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that have vested.
Employee Stock Purchase Plan. There is also an ESPP which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Leucadia common shares. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).
Deferred Compensation Plan. There is also a Deferred Compensation Plan, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Income Taxes
At February 29, 2016 and November 30, 2015, we had approximately $107.5 million and $107.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $71.6 million and $71.9 million (net of benefits of taxes) at February 29, 2016 and November 30, 2015, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At February 29, 2016 and November 30, 2015, we had interest accrued of approximately $34.7 million and $32.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the three months ended February 29, 2016 and the year ended November 30, 2015.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2007
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014
Hong Kong	2010

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments associated with our capital market and asset management business activities at February 29, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$1.5	$7.9	$—	$11.5	$238.5	$259.4
Loan commitments (1)	2.5	330.8	55.9	—	—	389.2
Mortgage-related and other purchase commitments	1,352.2	255.3	926.4	—	—	2,533.9
Forward starting reverse repos and repos	77.1	—	—	—	—	77.1
Other unfunded commitments (1)	47.5	215.8	37.0	5.5	35.0	340.8
	$1,480.8	$809.8	$1,019.3	$17.0	$273.5	$3,600.4

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

In addition, in March 2016, we entered into an lease agreement for office space in London. Beginning in fiscal 2020, we will have a contractual obligation to pay approximately £8.1 million per year for 18 years.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At February 29, 2016, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.3 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at February 29, 2016, we had other outstanding equity commitments to invest up to $4.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 29, 2016, we had $139.2 million of outstanding loan commitments to clients.

Loan commitments outstanding at February 29, 2016 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $145.7 million at February 29, 2016.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 29, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$13,418.6	$1,048.6	$348.1	$—	$426.7	$15,242.0
Written derivative contracts—credit related	—	—	90.2	197.0	2.5	289.7
Total derivative contracts	$13,418.6	$1,048.6	$438.3	$197.0	$429.2	$15,531.7

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At February 29, 2016 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Unrated	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$3.5	$—	$—	$49.0	$—	$—	$52.5
Single name credit default swaps	$—	$—	$—	$21.5	$164.6	$51.1	$237.2
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 29, 2016, the fair value of derivative contracts meeting the definition of a guarantee is approximately $429.0 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At February 29, 2016, the maximum amount payable under these guarantees is $21.5 million.

Standby Letters of Credit. At February 29, 2016, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $33.7 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At February 29, 2016, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,261,050	$1,185,025
Jefferies Execution	10,280	10,030

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.
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

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Capital Markets:
Net revenues	$263.3	$562.5
Expenses	$533.1	$572.3
Asset Management:
Net revenues	$35.7	$29.2
Expenses	$15.8	$6.5
Total:
Net revenues	$299.0	$591.7
Expenses	$548.9	$578.8
The following table summarizes our total assets by segment at February 29, 2016 and November 30, 2015 (in millions):

	February 29, 2016	November 30, 2015
Segment assets:
Capital Markets	$34,417.9	$37,804.9
Asset Management	775.0	759.0
Total assets	$35,192.9	$38,564.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Americas (1)	$187,709	$436,786
Europe (2)	96,433	139,206
Asia	14,845	15,680
Net revenues	$298,987	$591,672

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Jefferies Capital Partners and JEP IV Related Funds. We have loans to and/or equity investments in private equity funds and in Jefferies Capital Partners, LLC, the manager of the Jefferies Capital Partners funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 29, 2016 and November 30, 2015, loans to and/or equity investments in Private Equity Related Funds were in aggregate $37.2 million and $39.6 million, respectively. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Other revenues and investment income (loss)	$(2,648)	$(25,159)
For further information regarding our commitments and funded amounts to Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At February 29, 2016 and November 30, 2015, we have commitments to purchase $705.0 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. ("HRG"). As part of our loan secondary trading activities we have unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG, which is partially owned by Leucadia, of $261.6 million at November 30, 2015. Additionally, we recognized investment banking and advisory revenues of $0.4 million during the three months ended February 28, 2015.
National Beef Packaging Company, LLC (“National Beef”). We acted as an FCM for National Beef, which is principally owned by Leucadia. During the three months ended February 28, 2015, we recognized commissions of $0.2 million.
Officers, Directors and Employees. At February 29, 2016 and November 30, 2015, we had $33.4 million and $28.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At February 29, 2016 and November 30, 2015, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $7.6 million and $5.1 million, for the three months ended February 29, 2016 and February 28, 2015, respectively. At February 29, 2016 and November 30, 2015, we had a receivable from Leucadia of $9.6 million and $10.2 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At February 29, 2016 and November 30, 2015, we had a payable to Leucadia of $1.0 million and $0.6 million, respectively, related to certain services provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At February 29, 2016 and November 30, 2015, a net current tax receivable from Leucadia of $220.1 million and $109.5 million, respectively, is included in Other assets on the Consolidated Statements of Financial Condition.

•	Of the total noncontrolling interests in asset management entities that are consolidated by us at November 30, 2015, $26.3 million are attributed to Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Investment banking and advisory	$—	$21,000
Asset management	116	184
Commissions and other fees	—	36

For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs

Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. At February 29, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Futures business during the third quarter of fiscal 2015.
During the three months ended February 29, 2016, we recorded restructuring and impairment costs as follows (in thousands):

Three Months Ended February 29, 2016
Severance costs	$382
Accelerated amortization of restricted stock and restricted cash awards	31
Contract termination costs	556
Other expenses	280
Total	$1,249

Of the above costs, $310,000 are of a non-cash nature for the three months ended February 29, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings for the three months ended February 29, 2016 (in thousands):

Three Months Ended February 29, 2016
Compensation and benefits	$413
Technology and communications	556
Other expenses	280
Total	$1,249

We expect to incur approximately an additional $0.8 million of restructuring and exit costs through the remainder of fiscal 2016 in connection with our exit activities comprised of severance and related benefits, including additional amortization for restricted stock and restricted cash awards and contract termination costs.
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at November 30, 2015	$4,805	$—	$—	$4,805
Expenses	382	280	556	1,218	$31	$1,249
Payments	(4,164)	(280)	(556)	(5,000)
Liability at February 29, 2016	$1,023	$—	$—	$1,023

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2015 and filed with the SEC on January 29, 2016;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2015.
Consolidated Results of Operations

The following table provides an overview of our consolidated results of operations (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Net revenues	$298,987	$591,672
Non-interest expenses	548,863	578,788
Earnings (loss) before income taxes	(249,876)	12,884
Income tax expense (benefit)	(83,107)	331
Net earnings (loss)	(166,769)	12,553
Net earnings to noncontrolling interests	44	871
Net earnings (loss) attributable to Jefferies Group LLC	(166,813)	11,682
Effective tax rate	33.3%	2.6%
Executive Summary

Three Months Ended February 29, 2016

Net revenues for the three months ended February 29, 2016 decreased $292.7 million, or 49.5%, to $299.0 million compared with $591.7 million for the three months ended February 28, 2015. The decrease primarily reflects lower net revenues in equities and

JEFFERIES GROUP LLC AND SUBSIDIARIES

fixed income, as well as lower revenues in investment banking compared with the prior year quarter. These lower results are due to an extremely volatile bear market environment during the three months ended February 29, 2016, although our core businesses performed reasonably, considering the environment. Almost every asset class, including equities and fixed income, suffered significantly amid concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy, the potential of Britain withdrawing from the European Union ("Brexit") and an overall lack of liquidity. New issue equity and leveraged finance capital markets were virtually closed throughout January and February, which resulted in many of our potential investment banking capital markets transactions being postponed at least until some stability returns to the markets.

During the three months ended February 29, 2016, our results include a net loss of $82.2 million from our investment in two equity block positions, including KCG Holdings, Inc. (“KCG”). Of this net loss, $67.5 million was unrealized at February 29, 2016, compared with unrealized gains of $30.2 million in the prior year quarter from these two equity block positions. Results during the three months ended February 29, 2016 also included a loss of $22.3 million from our share of our Jefferies Finance, LLC ("Jefferies Finance") joint venture compared with net revenues of $10.7 million in the prior year quarter. Net revenues in the three months ended February 29, 2016 included investment losses from managed funds of $1.7 million compared with investment losses from managed funds of $23.8 million in the prior year quarter, primarily due to lower valuations in the energy and shipping sectors in both periods.

Non-interest expenses for the three months ended February 29, 2016 decreased $29.9 million, or 5.2%, to $548.9 million compared with $578.8 million for the three months ended February 28, 2015, reflecting a decrease in both Compensation and benefits expense and Non-compensation expenses. Compensation and benefits expense for the three months ended February 29, 2016 were $349.7 million, a decrease of $15.5 million, or 4.2% from the comparable prior-year period. Compensation and benefits expenses as a percentage of Net revenues was 117.0% for the three months ended February 29, 2016 compared with 61.7% in the prior year quarter. The unusually high compensation ratio is due to the exceptionally low net revenues and certain higher fixed compensation costs in the three months ended February 29, 2016. Non-compensation expenses for the three months ended February 29, 2016 were $199.1 million, a decrease of $14.5 million, or 6.8% from the comparable prior-year period.

On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache (also referred to as Futures) business to Société Générale S.A. At February 29, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers. We substantially completed the exit of the Bache business during the third quarter of fiscal 2015. Net revenues globally from this business activity for the three months ended February 28, 2015, which are included within our fixed income results, were $49.2 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the three months ended February 28, 2015 were $62.6 million. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.

At February 29, 2016, we had 3,439 employees globally, a decrease of 497 employees from our headcount at February 28, 2015 of 3,936. Since February 28, 2015, our headcount has decreased primarily due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our asset management businesses.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (amounts in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended February 29, 2016		Three Months Ended February 28, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$1,745	0.6%	$203,479	34.4%
Fixed income	56,782	19.0	126,035	21.3
Total sales and trading	58,527	19.6	329,514	55.7
Equity	43,999	14.8	79,071	13.4
Debt	57,273	19.1	60,876	10.3
Capital markets	101,272	33.9	139,947	23.7
Advisory	129,658	43.4	132,048	22.3
Total investment banking	230,930	77.3	271,995	46.0
Asset management fees and investment income (loss) from managed funds:
Asset management fees	11,205	3.7	13,985	2.4
Investment income (loss) from managed funds	(1,675)	(0.6)	(23,822)	(4.1)
Total	9,530	3.1	(9,837)	(1.7)
Net revenues	$298,987	100.0%	$591,672	100.0%

Net Revenues

Three Months Ended February 29, 2016

Net revenues for the three months ended February 29, 2016 of $299.0 million decreased 49.5% from the prior year quarter, primarily reflecting lower net revenues in equities and fixed income compared with the prior year quarter. Equities net revenues for the three months ended February 29, 2016 were $1.7 million compared with $203.5 million in the prior year quarter. Fixed income net revenues for the three months ended February 29, 2016 were $56.8 million compared with $126.0 million in the prior year quarter. These lower results are due to an extremely volatile market environment during the three months ended February 29, 2016, although our core businesses performed reasonably, considering the environment. Almost every asset class, including equities and fixed income, suffered significantly amid concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over China, a potential Brexit, and an overall void in liquidity. The wind-down of our Bache business also contributed to the decline in fixed income revenues.

During the three months ended February 29, 2016, our results include a net loss of $82.2 million from our investment in two equity block positions, including KCG. Of this net loss, $67.5 million was unrealized at February 29, 2016 compared with unrealized gains of $30.2 million in the prior year quarter from these two equity block positions. Investment banking revenues for the three months ended February 29, 2016 were $230.9 million compared with $272.0 million in the prior year quarter. New issue equity and leveraged finance capital markets were virtually closed throughout January and February, which resulted in many of our potential investment banking capital markets transactions being postponed at least until some stability returns to the markets. Overall, capital markets revenues of $101.3 million decreased 27.6% from the prior year quarter. Net revenues in the three months ended February 29, 2016 included investment losses from managed funds of $1.7 million compared with investment losses from managed funds of $23.8 million in the prior year quarter, primarily due to lower valuations in the energy and shipping sectors in both periods.

Equities Revenue

Equities net revenue is comprised of equity commissions, principal transactions and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies. Equities revenue is heavily dependent on the overall level of trading activity of our clients. Equities revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC ("Jefferies LoanCore"), which are accounted for under the equity method, as well as changes in the value of our investments in KCG and other equity block positions.

Three Months Ended February 29, 2016

Total equities net revenues were $1.7 million for the three months ended February 29, 2016, a decrease of $201.7 million compared with $203.5 million for the three months ended February 28, 2015. During the three months ended February 29, 2016, our results

JEFFERIES GROUP LLC AND SUBSIDIARIES

include net mark-to-market losses from our investments in certain equity block positions compared with net mark-to-market gains in the prior year quarter.
During the three months ended February 29, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices, as a quiet December was followed by challenging January and first few weeks of February. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased by 10.8%, 7.1% and 6.8%, respectively, due to concerns about the pace of global economic growth. In Europe and Asia, economic development varied across regions. At their low points, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average decreased by 17.6%, 13.0% and 12.8%, respectively. Our U.S. cash equity desk experienced a decline in revenues as losses were incurred in our block trading activities. Revenues in our convertibles trading business also declined, driven by weakness in the energy sector. Partially offsetting the decline in trading revenues was an increase in commissions generated by our electronic trading platform, as trading volumes increased across the broader markets on higher volatility. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets. Equities revenues from our Jefferies LoanCore joint venture decreased during the three months ended February 29, 2016 as compared to the prior year quarter due to a decrease in loan closings and syndications by the venture over the comparable period. Results during the three months ended February 29, 2016 also included a loss of $22.3 million from our share of our Jefferies Finance joint venture primarily due to the mark down of two loans that Jefferies Finance closed during the three months ended February 29, 2016 compared with net revenues of $10.7 million in the prior year quarter.

Fixed Income Revenue

Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.

Three Months Ended February 29, 2016

Fixed income net revenues totaled $56.8 million for the three months ended February 29, 2016, a decrease of $69.3 million compared with net revenues $126.0 million in the three months ended February 28, 2015. The 2015 period included $49.2 million of net revenues globally from the futures business activity, which we substantially completed the exit of during the third quarter of fiscal 2015. We recorded higher revenues in our emerging markets and U.S. rates businesses compared with the prior year quarter, but lower revenues due to tighter trading conditions across most core businesses and losses in our leveraged credit and international credit businesses, as well as lower revenues in our international rates business.

The three months ended February 29, 2016 was characterized by an extremely volatile market environment due to concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy, the potential Brexit and an overall lack of liquidity. During the three months ended February 29, 2016, the uncertainty in the global economy coupled with lower energy prices led to mark-to-market write-downs in our inventory. Losses in our leveraged credit business for the quarter were driven by distressed positions as lower global demand continued to exert downward pressure on oil prices and hedge fund redemptions put pressure on the leveraged credit market generally, while volatile oil prices, along with weak Chinese markets and uncertainty as to bank liquidity negatively impacted revenues in our international credit business. The lower revenues in our international rates business resulted from lower transaction volumes due to a reduction in international yields. Revenues for the quarter from our corporate business declined as compared to the prior year quarter due to market volatility and widening spreads. Results in our emerging markets business were higher due to increased levels of volatility in the emerging markets during the quarter and our U.S. rates business benefited from the growth of our swaps trading business.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Equity	$43,999	$79,071
Debt	57,273	60,876
Capital markets	101,272	139,947
Advisory	129,658	132,048
Total	$230,930	$271,995

Three Months Ended February 29, 2016

Total investment banking revenue was $230.9 million for the three months ended February 29, 2016, a decrease of $41.1 million from the three months ended February 28, 2015, substantially due to a decrease in equity capital markets transaction volume. New issue equity and leveraged finance capital markets were virtually closed throughout January and February, which resulted in many of our potential investment banking capital markets transactions being postponed until some stability returns to the markets. Overall, capital markets revenues in the three months ended February 29, 2016 decreased 27.6% from the prior year quarter and advisory revenues for the three months ended February 29, 2016 were approximately flat compared to the prior year quarter.

From equity and debt capital raising activities, we generated $44.0 million and $57.3 million in revenues, respectively, for the three months ended February 29, 2016. During the three months ended February 29, 2016, we completed 164 public and private debt financings that raised $35 billion in aggregate and we completed 19 public equity offerings that raised $4.1 billion (all of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $129.7 million, including revenues from 27 merger and acquisition transactions and 2 restructuring transactions with an aggregate transaction value of $40.5 billion.

Investment banking revenue was $272.0 million for the three months ended February 28, 2015. From equity and debt capital raising activities, we generated $79.1 million and $60.9 million in revenues, respectively. During the three months ended February 28, 2015, we completed 232 public and private debt financings that raised $42.9 billion in aggregate and we completed 47 public equity and convertible offerings that raised $7.5 billion (40 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $132.0 million, including revenues from 35 merger and acquisition transactions with an aggregate transaction value of $27.0 billion.

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

During the fourth quarter of 2014, as part of a strategic review of our business, we decided to liquidate our International Asset Management business, which provided long only investment solutions in global convertible bonds to institutional investors. Asset management fees from this business comprise our convertibles asset strategy in the table below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015 (1)
Asset management fees:
Fixed income	$348	$746
Equities	535	2,382
Multi-asset	10,322	8,512
Convertibles	—	2,345
Total asset management fees	11,205	13,985
Investment income (loss) from managed funds	(1,675)	(23,822)
Total	$9,530	$(9,837)

(1) Prior period amounts have been recast to conform to the current year’s presentation due to the presentation of the multi-asset asset class. Previously, these fees have been classified within the equities asset class. We have also concluded that certain fees previously reported within the convertibles asset class are better aligned within the equities asset class. The total amount of asset management fees remains unchanged in the prior period.

Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) to Babson Capital Management, LLC in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives. Investment income (loss) from managed funds primarily is comprised of net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	February 29, 2016	November 30, 2015
Assets under management (1):
Equities	$45	$18
Multi-asset	715	688
Total	$760	$706

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses were as follows (in thousands):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Compensation and benefits	$349,743	$365,215
Non-compensation expenses:
Floor brokerage and clearing fees	40,479	55,080
Technology and communications	64,989	72,387
Occupancy and equipment rental	24,585	24,184
Business development	24,854	21,937
Professional services	23,512	24,256
Other	20,701	15,729
Total non-compensation expenses	199,120	213,573
Total non-interest expenses	$548,863	$578,788

JEFFERIES GROUP LLC AND SUBSIDIARIES

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees. Cash and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a substantial portion of awards granted at year end as part of annual compensation is fully recorded in the year of the award.
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $80.1 million and $80.8 million for the three months ended February 29, 2016 and February 28, 2015, respectively. In addition, compensation and benefits expense for the three months ended February 29, 2016 and February 28, 2015 includes approximately $0.5 million and $3.4 million, respectively, of additional amortization expense related to the write-up of the cost of outstanding share-based awards which had future service requirements and was recognized in connection with the Leucadia Transaction. Compensation and benefits expense directly related to our Bache business was $1.3 million and $24.0 million for the three months ended February 29, 2016 and February 28, 2015, respectively.
Compensation and benefits expense as a percentage of Net revenues was 117.0% and 61.7% for the three months ended February 29, 2016 and February 28, 2015, respectively. The increase in the compensation ratio for the three months ended February 29, 2016 as compared to the prior year quarter is due to the decline in net revenues in relationship to non-discretionary compensation. Employee headcount was 3,439 at February 29, 2016 and 3,936 at February 28, 2015. Since February 28, 2015, our headcount has decreased due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, partially offset by increases across our asset management businesses.
Non-Compensation Expenses

Three Months Ended February 29, 2016
Non-compensation expenses were $199.1 million for the three months ended February 29, 2016, a decrease of $14.5 million, or 6.8% compared with $213.6 million in the three months ended February 28, 2015. Non-compensation expenses as a percentage of Net revenues was 66.6% and 36.1% for the three months ended February 29, 2016 and February 28, 2015, respectively.
The decrease in Non-compensation expenses during the three months ended February 29, 2016 was primarily due to a decrease in Floor brokerage and clearing expenses and Technology and communications expenses, partially offset by an increase in Business development and other expenses. Floor brokerage and clearing expenses during the three months ended February 29, 2016 decreased 26.5%, primarily reflecting the wind down of the Jefferies Bache business. Technology and communications expense decreased 10.2% during the three months ended February 29, 2016, primarily due to accelerated depreciation on capitalized software related to our Jefferies Bache business recognized during the three months ended February 28, 2015. Business development expense increased 13.3%, primarily reflecting our continued efforts to build market share. In both periods, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expense. Non-compensation expenses associated directly with the activities of the Bache business were $2.7 million and $38.6 million for the three months ended February 29, 2016 and February 28, 2015, respectively.
Income Taxes
For the three months ended February 29, 2016, the income tax benefit was $83.1 million, equating to an effective tax rate of 33.3%. For the three months ended February 28, 2015, the provision for income taxes was $0.3 million, equating to an effective tax rate of 2.6%. The change in the effective tax rate during the three months ended February 29, 2016 as compared with the prior year quarter is primarily due to the resolution of certain state income tax examinations during the prior year quarter which had a significant impact on the effective tax rate given that quarter’s modest level of earnings. In addition, for the three months ended February 29, 2016, the provision for income taxes includes a charge related to tax deductions associated with share-based compensation that was less than the compensation cost recognized for financial reporting purposes.

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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased at February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016		November 30, 2015
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$1,878,938	$1,668,764	$2,027,989	$1,418,933
Corporate debt securities	2,542,563	1,877,856	2,893,041	1,556,941
Government, federal agency and other sovereign obligations	4,228,369	3,142,308	5,792,233	2,831,117
Mortgage- and asset-backed securities	3,575,564	20,585	4,166,362	117
Loans and other receivables	975,574	440,526	1,312,333	769,408
Derivatives	332,068	326,619	251,080	208,548
Investments at fair value	96,483	—	116,078	—
	$13,629,559	$7,476,658	$16,559,116	$6,785,064
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
Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities by asset class at February 29, 2016 and November 30, 2015 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015
Loans and other receivables	$155,442	$189,289	$7,744	$10,469
Residential mortgage-backed securities	68,019	70,263	—	—
Collateralized debt obligations	67,348	85,092	—	—
Investments at fair value	63,582	53,120	—	—
Other asset-backed securities	33,124	42,925	—	—
Corporate equity securities	30,540	40,906	38	38
Corporate debt securities	25,634	25,876	—	—
Derivatives	22,975	19,785	34,732	19,543
Commercial mortgage-backed securities	21,994	14,326	—	—
Sovereign obligations	119	120	—	—
Total Level 3 financial instruments	$488,777	$541,702	$42,514	$30,050
Total Level 3 financial instruments as a percentage of total financial instruments	3.6%	3.3%	0.6%	0.4%
While our Financial instruments sold, not yet purchased, which are included within liabilities in our Consolidated Statements of Financial Condition, are accounted for at fair value, we do not account for any of our other liabilities at fair value, except for certain secured financings that arise in connection with our securitization activities included with Other secured financings of approximately $0.5 million and $0.5 million at February 29, 2016 and November 30, 2015, respectively.

The following table reflects activity with respect to our Level 3 assets and net liabilities (in millions):

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Assets:
Transfers from Level 3 to Level 2 (1)	$100.8	$110.2
Transfers from Level 2 to Level 3 (1)	119.0	205.2
Net gains (losses) (1)	(42.2)	(25.2)
Net Liabilities:
Transfers from Level 3 to Level 2	$1.0	$3.2
Transfers from Level 2 to Level 3	0.5	—
Net gains (losses)	(10.0)	(6.9)
(1) In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” ("ASU No. 2015-07"). In the second quarter of fiscal 2015, we early adopted ASU No. 2015-07 retrospectively. (See Note 3, Accounting Developments, and Note 4, Fair Value Disclosures, in our consolidated financial statements for further information on the adoption of this guidance.)
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
Goodwill
At February 29, 2016, goodwill recorded on our Consolidated Statement of Financial Condition is $1,649.5 million (4.7% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2015.
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

The carrying values of goodwill by reporting unit at February 29, 2016 are as follows: $566.2 million in Investment banking, $160.8 million in Equities and Wealth Management, $919.5 million in Fixed Income and $3.0 million in Strategic Investments.

The results of our assessment on August 1, 2015 indicated that our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our Fixed Income reporting unit is sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty given current economic conditions and the recent results of our Fixed Income business. Changes in global economic growth, fixed income market liquidity and destabilization in the commodity markets, among other factors, may adversely impact our fixed income business. Although management has taken steps to reduce our market risk and capital commitments in order to be best aligned with the market conditions and opportunities we foresee, our forecasts of Fixed Income profitability assume an increase in liquidity and trading volumes in the fixed income markets and improvement in commodity and energy prices as compared to the most recent quarter. A combination of the continuation of our recent net revenue levels and sustained reduction in comparable company multiples could cause a decline in the estimated fair value of the Fixed Income reporting unit and a resulting impairment of a portion of our goodwill.
Refer to Note 10, Goodwill and Other Intangible Assets, for further details on goodwill.
Compensation and Benefits
A portion of our compensation and benefits represents discretionary bonuses, which are finalized at year end. In addition to the level of net revenues, our overall compensation expense in any given year is influenced by prevailing labor markets, revenue mix,

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The following table provides detail on key balance sheet asset and liability line items (in millions):

	February 29, 2016	November 30, 2015	% Change
Total assets	$35,192.9	$38,564.0	(8.7)%
Cash and cash equivalents	2,599.6	3,510.2	(25.9)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	679.8	751.1	(9.5)%
Financial instruments owned	13,629.6	16,559.1	(17.7)%
Financial instruments sold, not yet purchased	7,476.7	6,785.1	10.2%
Total Level 3 assets	488.8	541.7	(9.8)%

Securities borrowed	$7,347.6	$6,975.1	5.3%
Securities purchased under agreements to resell	3,526.7	3,857.3	(8.6)%
Total securities borrowed and securities purchased under agreements to resell	$10,874.3	$10,832.4	0.4%

Securities loaned	$2,670.6	$2,979.3	(10.4)%
Securities sold under agreements to repurchase	8,252.4	10,004.4	(17.5)%
Total securities loaned and securities sold under agreements to repurchase	$10,923.0	$12,983.7	(15.9)%
Total assets at February 29, 2016 and November 30, 2015 were $35.2 billion and $38.6 billion, respectively, a decline of 8.7%. This decline reflects continued reductions that we implemented beginning in the fourth quarter of 2015 given our view of the current market environment, which is also reflected in a continued reduction in risk at the comparable period ends. During the three months ended February 29, 2016, average total assets were approximately 26.9% higher than total assets at February 29, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at February 29, 2016 was $13.6 billion, a decrease of 17.7% from inventory of $16.6 billion at November 30, 2015, primarily driven by decreases across most asset classes, including government obligations, federal agency and other sovereign inventory, corporate debt and equity securities, mortgage- and asset-backed securities and loans and other receivables due to global market and economic concerns. Financial instruments sold, not yet purchased inventory was $7.5 billion and $6.8 billion at February 29, 2016 and November 30, 2015, respectively, with the increase primarily driven by government, federal agency and other sovereign obligations inventory and corporate debt and equity securities due to overall market conditions, partially offset by a decrease in loans due to settlements during the three months ended February 29, 2016. Our overall net inventory position was $6.2 billion and $9.8 billion at February 29, 2016 and November 30, 2015, respectively. The change in our net inventory balance is attributed to a reduction in all net inventory positions. While our total Financial instruments owned declined from November 30, 2015 to February 29, 2016, our Level 3 financial instruments owned as a percentage of total financial instruments owned remained relatively constant at 3.6% at February 29, 2016 and 3.3% at November 30, 2015.
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
Of our total Financial instruments owned, approximately 74.7% are readily and consistently financeable at haircuts of 10% or less. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 0.4% from November 30, 2015 to February 29, 2016, due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 15.9% from November 30, 2015 to February 29, 2016 due to a decrease in our matched book activity and a decrease in firm financing of our inventory, partially offset by a decrease in the netting benefit for our collateralized financing transactions. By primarily executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements and decrease net outstanding balances. Our average month end balances of total reverse repos and stock borrows and total repos and stock loans during the three months ended February 29, 2016 were 28.8% and 45.6% higher, respectively, than the February 29, 2016 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (in millions):

	Three Months Ended February 29, 2016	Year Ended November 30, 2015
Securities Purchased Under Agreements to Resell:
Period end	$3,527	$3,857
Month end average	5,582	5,719
Maximum month end	7,001	7,577
Securities Sold Under Agreements to Repurchase:
Period end	$8,252	$10,004
Month end average	13,048	14,026
Maximum month end	16,620	18,629
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.
Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at February 29, 2016 and November 30, 2015 (in thousands):

		February 29, 2016	November 30, 2015
Total assets		$35,192,869	$38,563,972
Deduct:	Securities borrowed	(7,347,587)	(6,975,136)
	Securities purchased under agreements to resell	(3,526,686)	(3,857,306)

Add:	Financial instruments sold, not yet purchased	7,476,658	6,785,064
	Less derivative liabilities	(326,619)	(208,548)
Subtotal		7,150,039	6,576,516
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(679,812)	(751,084)
	Goodwill and intangible assets	(1,868,956)	(1,882,371)
Adjusted assets		$28,919,867	$31,674,591
Total equity		$5,262,158	$5,509,377
Deduct:	Goodwill and intangible assets	(1,868,956)	(1,882,371)
Tangible equity		$3,393,202	$3,627,006
Total member’s equity		$5,260,938	$5,481,909
Deduct:	Goodwill and intangible assets	(1,868,956)	(1,882,371)
Tangible member’s equity		$3,391,982	$3,599,538
Leverage ratio (1)		6.7	7.0
Tangible gross leverage ratio (2)		9.8	10.2
Leverage ratio – excluding impacts of the Leucadia Transaction (3)		8.6	8.8
Adjusted leverage ratio (4)		8.5	8.7

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)
On March 1, 2013, we converted into a limited liability company and became an indirect wholly owned subsidiary of Leucadia, pursuant to an agreement with Leucadia, which is accounted for using the acquisition method of accounting (the “Leucadia Transaction”). Leverage ratio – excluding impacts of the Leucadia Transaction (a non-GAAP financial measure) equals total assets less the increase in goodwill and asset fair values in accounting for the Leucadia Transaction of $1,957 million less amortization of $128 million and $124 million during the period since the Leucadia Transaction to February 29, 2016 and November 30, 2015, respectively, on assets recognized at fair value in accounting for the Leucadia Transaction divided by the sum of total equity less $1,364 million and $1,353 million at February 29, 2016 and November 30, 2015, respectively, being the increase in equity arising from consideration of $1,426 million excluding the $125 million attributable to the assumption of our preferred stock by Leucadia, and less the impact on equity due to amortization of $63 million and $52 million at February 29, 2016 and November 30, 2015, respectively, on assets and liabilities recognized at fair value in accounting for the Leucadia Transaction.

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.6 billion at February 29, 2016 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 29, 2016, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (in thousands):

	February 29, 2016	Average balance Quarter ended February 29, 2016 (1)	November 30, 2015
Cash and cash equivalents:
Cash in banks	$772,688	$849,638	$973,796
Certificate of deposit	—	40,385	75,000
Money market investments	1,826,949	1,650,087	2,461,367
Total cash and cash equivalents	2,599,637	2,540,110	3,510,163
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,061,126	937,763	1,265,840
Other (3)	629,670	639,635	305,123
Total other sources	1,690,796	1,577,398	1,570,963
Total cash and cash equivalents and other liquidity sources	$4,290,433	$4,117,508	$5,081,126
Total cash and cash equivalents and other liquidity sources as % of Total Assets	12.2%		13.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	12.9%		13.9%

(1)	Average balances are calculated based on weekly balances.

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

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 29, 2016, we had the ability to readily obtain repurchase financing for 74.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 29, 2016 and November 30, 2015 (in thousands):

	February 29, 2016		November 30, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,733,631	$344,324	$1,881,419	$268,664
Corporate debt securities	1,776,121	142,969	1,999,162	89,230
U.S. government, agency and municipal securities	1,779,887	352,069	2,987,784	317,518
Other sovereign obligations	2,047,701	800,512	2,444,339	1,026,842
Agency mortgage-backed securities (1)	2,849,907	—	3,371,680	—
	$10,187,247	$1,639,874	$12,684,384	$1,702,254

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
Average liquid financial instruments were $13.9 billion for the three months ended February 29, 2016, and $15.3 billion and $15.2 billion for the three and twelve months ended November 30, 2015, respectively. Average unencumbered liquid financial instruments were $1.7 billion for the three months ended February 29, 2016 and $1.9 billion for both the three and twelve months ended November 30, 2015.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 72.0% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.
A significant portion of our financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 29, 2016. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 29, 2016, short-term borrowings, which include bank loans, as well as borrowings under revolving credit facilities which must be repaid within one year or less, totaled $311.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $306.2 million for the three months ended February 29, 2016.
In addition to the above financing arrangements, in November 2012 we began to issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). At February 29, 2016, the outstanding amount of the notes issued under the program was $877.6 million in aggregate, which is presented within Other secured financings in the Consolidated Statement of Financial Condition. Of the $877.6 million aggregate notes, $50.0 million expire in June 2016, $195.1 million in July 2016, $75.8 million in August 2016, $60.0 million in December 2016, $225.0 million in February 2017, $60.0 million in May 2017 and $60.0 million in October 2017, all bearing interest at a spread over one month LIBOR. The remaining $151.7 million mature in July 2016, and bear interest at a spread over three month LIBOR. At February 29, 2016, $390.9 million of the $877.6 million aggregate notes are redeemable within approximately 90 days at the option of the noteholders. For additional discussion on the program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements.

On April 23, 2015, Jefferies entered into a committed revolving credit facility (“Intraday Credit Facility”) with the Bank of New York Mellon. The Bank of New York Mellon agrees to make revolving intraday credit advances for an aggregate committed amount of $500.0 million in U.S. dollars. The term of the Intraday Credit Facility is six months after the closing date, but can be extended for an additional six months upon our request and at the lender's discretion. On October 22, 2015, we amended and restated the Intraday Credit Facility and reduced the aggregate committed amount to $300.0 million in U.S. dollars and extended the termination date to October 21, 2016, which can be extended for 364 days upon our request and at the lender's discretion. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 29, 2016, we were in compliance with all debt covenants under the Intraday Credit Facility.
Total Long-Term Capital
At February 29, 2016 and November 30, 2015, we have total long-term capital of $10.6 billion and $10.8 billion resulting in a long-term debt to equity capital ratio of 1.01:1 and 0.96:1, respectively. Our total long-term capital base at February 29, 2016 and November 30, 2015 was as follows (in thousands):

	February 29, 2016	November 30, 2015
Long-Term Debt (1)	$5,325,528	$5,287,697
Total Equity	5,262,158	5,509,377
Total Long-Term Capital	$10,587,686	$10,797,074

(1)
Long-term debt for purposes of evaluating long-term capital at February 29, 2016 excludes $22.2 million of our non-recourse outstanding borrowings. In addition, long-term capital excludes $350.4 million and $353.0 million of our 5.5% Senior Notes at February 29, 2016 and November 30, 2015, respectively, as these notes mature in less than one year from the period end.

Long-Term Debt

Under our $2.0 billion Euro Medium Term Note Program, on February 18, 2016, we issued variable rate structured notes with a principal amount of €30.0 million, due 2028 and on February 26, 2016, we issued fixed to floating rate structured notes with a principal amount of €10.0 million, due 2019. These structured notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain payment terms and redemption values based on the performance of certain interest rate indices. In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to us.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At February 29, 2016, our long-term debt has a weighted average maturity of approximately 7 years.
Our long-term debt ratings at February 29, 2016 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (2)	BBB-	Stable

(1)
On January 21, 2016, Moody's affirmed our long-term debt rating of Baa3 and our rating outlook was changed from negative to stable. On March 15, 2016, Moody's reaffirmed this rating and rating outlook.

(2) On February 29, 2016, Fitch reaffirmed our long-term debt rating of BBB- and our rating outlook of stable.
At February 29, 2016, the long-term ratings on our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable

(1)	On January 21, 2016, Moody's affirmed these long-term debt ratings and the rating outlook was changed from negative to stable.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 29, 2016, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $62.8 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at February 29, 2016. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$350.4	$347.1	$1,626.5	$1,377.2	$1,997.0	$5,698.2
Interest payment obligations on senior notes	295.7	289.2	464.1	311.3	1,154.1	2,514.4
	$646.1	$636.3	$2,090.6	$1,688.5	$3,151.1	$8,212.6
Commitments and guarantees:
Equity commitments	$1.5	$7.9	$—	$11.5	$238.5	$259.4
Loan commitments	2.5	330.8	55.9	—	—	389.2
Mortgage-related and other purchase commitments	1,352.2	255.3	926.4	—	—	2,533.9
Forward starting reverse repos and repos	77.1	—	—	—	—	77.1
Other unfunded commitments	47.5	215.8	37.0	5.5	35.0	340.8
Derivative Contracts (1):
Derivative contracts – non credit related	13,418.6	1,048.6	348.1	—	426.7	15,242.0
Derivative contracts – credit related	—	—	90.2	197.0	2.5	289.7
	$14,899.4	$1,858.4	$1,457.6	$214.0	$702.7	$19,132.1

(1)
Certain of our derivative contracts meet the definition of a guarantee and are therefore included in the above table. For additional information on commitments, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements.

In addition, in March 2016, we entered into an lease agreement for office space in London. Beginning in fiscal 2020, we will have a contractual obligation to pay approximately £8.1 million per year for 18 years.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 29, 2016, we did not have any commitments to purchase assets from our VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2015, the decrease to total member’s equity at February 29, 2016 is attributed to a net loss during the three months ended February 29, 2016 and foreign currency translation adjustments.
Net Capital
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements using the alternative

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
At February 29, 2016, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,261,050	$1,185,025
Jefferies Execution	10,280	10,030
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Value-at-Risk
We estimate Value-at-Risk (“VaR”) using a model that simulates revenue and loss distributions on substantially all financial instruments by applying historical market changes to the current portfolio. Using the results of this simulation, VaR measures the potential loss in value of our financial instruments due to adverse market movements over a specified time horizon at a given confidence level. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level.
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
While we believe the assumptions and inputs in our risk model are reasonable, we could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities. During the first

JEFFERIES GROUP LLC AND SUBSIDIARIES

quarter of 2016, we experienced sizable losses given the exceptionally volatile and turbulent market, which were more dramatic than the estimates included in our VaR which are based on historical observations.
When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.
Our average daily VaR decreased to $8.37 million for the three months ended February 29, 2016 from $9.72 million for the three months ended November 30, 2015. The decrease was primarily driven by a decrease in equity risk exposure due to a reduction in various equity block positions, partially offset by a reduction in the diversification benefit. Excluding our investment in KCG, our average VaR decreased to $6.69 million for the three months ended February 29, 2016 from $8.46 million in the three months ended November 30, 2015.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at February 29, 2016				VaR at November 30, 2015
Risk Categories		Daily VaR for the Three Months Ended February 29, 2016				Daily VaR for the Three Months Ended November 30, 2015
		Average	High	Low		Average	High	Low
Interest Rates	$4.58	$5.01	$6.25	$3.84	$5.01	$5.65	$7.50	$4.35
Equity Prices	4.98	6.09	9.55	3.20	6.69	7.67	12.18	5.39
Currency Rates	0.74	0.45	1.10	0.18	0.30	0.52	0.93	0.16
Commodity Prices	1.17	0.72	1.56	0.31	0.82	0.94	1.53	0.43
Diversification Effect (2)	(3.96)	(3.90)	N/A	N/A	(5.09)	(5.06)	N/A	N/A
Firmwide	$7.51	$8.37	$11.40	$5.89	$7.73	$9.72	$15.52	$6.35

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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

The chart below reflects our daily VaR over the last four quarters:

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio,

JEFFERIES GROUP LLC AND SUBSIDIARIES

from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 29, 2016, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 29, 2016 (in thousands):

10% Sensitivity
Private investments	$21,843
Corporate debt securities in default	4,745
Trade claims	522
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there were 12 days with trading losses out of a total of 61 trading days in the three months ended February 29, 2016. Including these losses, there were 17 days with trading losses. The loss days were primarily attributable to two listed equity block positions. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 29, 2016 (in millions).
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

•
Loans and lending arise in connection with our capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that were outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

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
Current counterparty credit exposures at February 29, 2016 and November 30, 2015 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and

JEFFERIES GROUP LLC AND SUBSIDIARIES

secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 29, 2016, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased 2% to 81% from 79% at November 30, 2015, and are mainly concentrated in North America.
When comparing our credit exposure at February 29, 2016 with credit exposure at November 30, 2015, excluding cash and cash equivalents, current exposure has decreased 9% to approximately $1.2 billion from $1.3 billion. Counterparty credit exposure from loans and lending decreased by 46%, primarily attributable to North American corporates and loans. Counterparty credit exposure from OTC derivatives increased over the period by 27% and from securities and margin finance decreased by 2% over the period.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)
AAA Range	$—	$—	$0.7	$11.8	$—	$—	$0.7	$11.8	$1,827.5	$2,461.4	$1,828.2	$2,473.2
AA Range	—	—	151.0	152.3	2.7	4.4	153.7	156.7	18.9	175.0	172.6	331.7
A Range	—	1.0	542.1	556.4	137.7	95.9	679.8	653.3	729.7	846.3	1,409.5	1,499.6
BBB Range	—	86.6	119.9	107.9	19.5	31.7	139.4	226.2	23.3	25.8	162.7	252.0
BB or Lower	137.8	181.7	14.9	14.8	45.6	30.1	198.3	226.6	—	—	198.3	226.6
Unrated	37.5	56.3	—	—	0.1	0.1	37.6	56.4	0.2	1.7	37.8	58.1
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)
Asia/Latin America/Other	$10.7	$10.1	$20.4	$15.3	$40.5	$40.6	$71.6	$66.0	$140.8	$159.6	$212.4	$225.6
Europe	—	0.4	197.3	212.2	48.5	43.4	245.8	256.0	203.1	341.8	448.9	597.8
North America	164.6	315.1	610.9	615.7	116.6	78.2	892.1	1,009.0	2,255.7	3,008.8	3,147.8	4,017.8
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)	February 29, 2016	November 30, 2015	February 29, 2016	November 30, 2015 (1)
Asset Managers	$—	$—	$65.5	$69.8	$—	$—	$65.5	$69.8	$1,826.9	$2,461.3	$1,892.4	$2,531.1
Banks, Broker-dealers	—	0.9	473.3	464.9	132.4	95.1	605.7	560.9	772.7	1,048.9	1,378.4	1,609.8
Commodities	—	—	—	—	9.0	16.7	9.0	16.7	—	—	9.0	16.7
Corporates	145.6	194.0	—	—	21.9	11.3	167.5	205.3	—	—	167.5	205.3
Other	29.7	130.7	289.8	308.5	42.3	39.1	361.8	478.3	—	—	361.8	478.3
Total	$175.3	$325.6	$828.6	$843.2	$205.6	$162.2	$1,209.5	$1,331.0	$2,599.6	$3,510.2	$3,809.1	$4,841.2

(1)
Loans and lending amounts have been recast to conform to the current period's presentation. Loans and lending amounts include the current exposure, the amount at risk on a default event with no recovery of loans. Previously, loans and lending amounts represented the notional value.

JEFFERIES GROUP LLC AND SUBSIDIARIES

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at February 29, 2016 and November 30, 2015 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 29, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$352.5	$(136.0)	$(15.3)	$—	$22.3	$27.2	$37.9	$250.7	$288.6
Italy	986.2	(1,067.8)	309.3	—	—	0.2	—	227.9	227.9
Ireland	263.0	(49.8)	—	—	2.8	—	—	216.0	216.0
Singapore	160.8	(35.5)	35.4		—	—	12.3	160.7	173.0
Germany	197.1	(138.3)	(161.8)	—	83.5	7.6	111.4	(11.9)	99.5
Spain	266.3	(195.2)	(0.1)	—	—	—	25.1	71.0	96.1
Switzerland	50.8	(32.2)	13.2	—	41.3	4.5	4.7	77.6	82.3
Hong Kong	33.2	(35.9)	0.2	—	0.3	—	64.0	(2.2)	61.8
Japan	35.7	(31.0)	6.6	—	13.6	—	18.8	24.9	43.7
India	9.8	(4.9)	(0.3)	—	—	—	35.1	4.6	39.7
Total	$2,355.4	$(1,726.6)	$187.2	$—	$163.8	$39.5	$309.3	$1,019.3	$1,328.6

	November 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5

In addition, our issuer and counterparty risk exposure to Puerto Rico was $32.2 million, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At February 29, 2016, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 29, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 filed with the SEC on January 29, 2016. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 29, 2016 and November 30, 2015; (ii) the Consolidated Statements of Earnings for the three months ended February 29, 2016 and February 28, 2015; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2016 and February 28, 2015; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 29, 2016 and the year ended November 30, 2015; (v) the Consolidated Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 8, 2016	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)