Form 10-Q
period 2016-05-31
Jefferies Group LLC
filed 2016-07-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2016	November 30, 2015
ASSETS
Cash and cash equivalents ($4,303 and $2,015 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	$2,838,829	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	836,871	751,084
Financial instruments owned, at fair value, (including securities pledged of $11,674,370 and $12,207,123 at May 31, 2016 and November 30, 2015, respectively; and $79,656 and $68,951 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	15,119,426	16,559,116
Investments in managed funds	183,149	85,775
Loans to and investments in related parties	636,697	825,908
Securities borrowed	7,577,394	6,975,136
Securities purchased under agreements to resell	3,233,089	3,857,306
Receivables:
Brokers, dealers and clearing organizations	1,909,145	1,574,759
Customers	1,096,781	1,191,316
Fees, interest and other ($471 and $329 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	349,722	260,924
Premises and equipment	251,891	243,486
Goodwill	1,653,267	1,656,588
Other assets ($27,088 and $0 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	1,433,768	1,072,411
Total assets	$37,120,029	$38,563,972
LIABILITIES AND EQUITY
Short-term borrowings	$397,206	$310,659
Financial instruments sold, not yet purchased, at fair value	7,961,813	6,785,064
Collateralized financings:
Securities loaned	2,949,266	2,979,300
Securities sold under agreements to repurchase	8,459,021	10,004,428
Other secured financings (includes $46,773 and $68,345 at fair value at May 31, 2016 and November 30, 2015, respectively; and $504,340 and $762,909 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	640,103	762,909
Payables:
Brokers, dealers and clearing organizations	2,482,326	2,742,001
Customers	2,412,986	2,780,493
Accrued expenses and other liabilities ($2,764 and $893 at May 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	1,066,839	1,049,019
Long-term debt (includes $92,993 and $0 at fair value at May 31, 2016 and November 30, 2015, respectively; and $21,619 and $0 related to consolidated VIEs at May 31, 2016 and November 30, 2015, respectively)	5,406,624	5,640,722
Total liabilities	31,776,184	33,054,595
EQUITY
Member’s paid-in capital	5,409,754	5,526,855
Accumulated other comprehensive loss:
Currency translation adjustments	(60,833)	(36,811)
Changes in instrument specific credit risk	(2,305)	—
Additional minimum pension liability	(7,972)	(8,135)
Total accumulated other comprehensive loss	(71,110)	(44,946)
Total member’s equity	5,338,644	5,481,909
Noncontrolling interests	5,201	27,468
Total equity	5,343,845	5,509,377
Total liabilities and equity	$37,120,029	$38,563,972
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Revenues:
Commissions and other fees	$146,157	$173,508	$301,981	$340,430
Principal transactions	318,180	155,962	214,807	261,439
Investment banking	253,046	404,262	483,976	676,257
Asset management fees and investment income (loss) from managed funds	4,336	5,650	13,866	(4,187)
Interest	220,175	240,552	442,120	469,422
Other	(4,977)	28,576	(26,728)	48,481
Total revenues	936,917	1,008,510	1,430,022	1,791,842
Interest expense	217,509	216,956	411,627	408,616
Net revenues	719,408	791,554	1,018,395	1,383,226
Non-interest expenses:
Compensation and benefits	415,316	480,770	765,059	845,985
Non-compensation expenses:
Floor brokerage and clearing fees	43,591	58,713	84,070	113,793
Technology and communications	66,499	72,361	131,488	144,748
Occupancy and equipment rental	24,926	24,420	49,511	48,604
Business development	22,587	26,401	47,441	48,338
Professional services	29,526	27,419	53,038	51,675
Other	14,366	16,758	35,067	32,487
Total non-compensation expenses	201,495	226,072	400,615	439,645
Total non-interest expenses	616,811	706,842	1,165,674	1,285,630
Earnings (loss) before income taxes	102,597	84,712	(147,279)	97,596
Income tax expense (benefit)	48,655	24,530	(34,452)	24,861
Net earnings (loss)	53,942	60,182	(112,827)	72,735
Net earnings attributable to noncontrolling interests	44	349	88	1,220
Net earnings (loss) attributable to Jefferies Group LLC	$53,898	$59,833	$(112,915)	$71,515
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net earnings (loss)	$53,942	$60,182	$(112,827)	$72,735
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	25,811	(6,726)	(23,859)	(11,057)
Changes in instrument specific credit risk (1)	(2,003)	—	(2,305)	—
Total other comprehensive income (loss), net of tax (2)	23,808	(6,726)	(26,164)	(11,057)
Comprehensive income (loss)	77,750	53,456	(138,991)	61,678
Net earnings attributable to noncontrolling interests	44	349	88	1,220
Comprehensive income (loss) attributable to Jefferies Group LLC	$77,706	$53,107	$(139,079)	$60,458

(1)	Includes income tax benefit of approximately $1.5 million for the three and six months ended May 31, 2016.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended May 31, 2016	Year Ended November 30, 2015
Member’s paid-in capital:
Balance, beginning of period	$5,526,855	$5,439,256
Net earnings (loss) attributable to Jefferies Group LLC	(112,915)	93,534
Tax detriment for issuance of share-based awards	(4,186)	(5,935)
Balance, end of period	$5,409,754	$5,526,855
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(44,946)	$(14,673)
Currency adjustments	(24,022)	(27,157)
Changes in instrument specific credit risk, net of tax	(2,305)	—
Pension adjustment, net of tax	163	(3,116)
Balance, end of period	(71,110)	(44,946)
Total member’s equity	$5,338,644	$5,481,909
Noncontrolling interests:
Balance, beginning of period	$27,468	$38,848
Net earnings attributable to noncontrolling interests	88	1,795
Contributions	4,500	—
Distributions	(563)	(4,982)
Deconsolidation of asset management company	(26,292)	(8,193)
Balance, end of period	$5,201	$27,468
Total equity	$5,343,845	$5,509,377

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income during the six months ended May 31, 2016 and the year ended November 30, 2015.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(112,827)	$72,735
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	(2,945)	6,144
(Income) loss on loans to and investments in related parties	31,252	(49,146)
Distributions received on investments in related parties	8,108	58,408
Other adjustments	17,085	(74,394)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(85,446)	1,046,324
Receivables:
Brokers, dealers and clearing organizations	(339,496)	(322,270)
Customers	94,471	33,933
Fees, interest and other	(89,147)	(140,263)
Securities borrowed	(604,046)	(988,097)
Financial instruments owned	1,388,017	(228,076)
Investments in managed funds	(124,398)	16,525
Securities purchased under agreements to resell	612,660	137,998
Other assets	(346,691)	(58,691)
Payables:
Brokers, dealers and clearing organizations	(246,180)	(728,172)
Customers	(367,505)	(1,785,772)
Securities loaned	(28,625)	1,098,339
Financial instruments sold, not yet purchased	1,201,318	325,114
Securities sold under agreements to repurchase	(1,531,853)	463,962
Accrued expenses and other liabilities	82,055	(144,355)
Net cash used in operating activities	(444,193)	(1,259,754)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(163,560)	(916,094)
Distributions from loans to and investments in related parties	313,411	934,313
Net payments on premises and equipment	(35,181)	(32,433)
Payment on purchase of aircraft	(27,500)	—
Deconsolidation of asset management entity	(39)	—
Cash received from contingent consideration	826	1,706
Net cash provided by (used in) investing activities	87,957	(12,508)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2016	2015
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$277	$423
Proceeds from short-term borrowings	4,840,438	9,700,000
Payments on short-term borrowings	(4,753,891)	(9,350,000)
Proceeds from secured credit facility	—	903,000
Payments on secured credit facility	—	(873,000)
Net proceeds from (payments on) other secured financings	(122,789)	103,743
Net proceeds from issuance of long-term debt, net of issuance costs	127,941	—
Repayment of long-term debt	(350,600)	—
Net change in bank overdrafts	(54,508)	—
Net proceeds from noncontrolling interests	3,937	—
Net cash provided by (used in) financing activities	(309,195)	484,166
Effect of exchange rate changes on cash and cash equivalents	(5,903)	(3,114)
Net decrease in cash and cash equivalents	(671,334)	(791,210)
Cash and cash equivalents at beginning of period	3,510,163	4,079,968
Cash and cash equivalents at end of period	$2,838,829	$3,288,758

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$422,558	$396,667
Income taxes, net	(7,596)	1,425
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Derivative Products, LLC, Jefferies Financial Products, LLC, and Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. At May 31, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers and have fully completed the exit of the futures business. For further information on the exit of the Bache business, refer to Note 21, Exit Costs.
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
In situations where we have significant influence, but not control, of an entity that does not qualify as a VIE, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
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
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies as a broker-dealer carrying client accounts is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets. In addition, certain exchange and/or clearing organizations require cash and/or securities to be deposited by us to conduct day to day activities.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest revenue and Interest expense on our Consolidated Statements of Earnings on an accrual basis. Repos are presented in the Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by U.S. GAAP. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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

The tax benefit related to share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax benefits/(detriments), are included in “Tax benefit/(detriment) for issuance of share-based awards” on the Consolidated Statements of Changes in Equity. In the event tax deductions associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision. During the first quarter of fiscal 2016, the consolidated pool of windfall tax benefits had been exhausted. As a result, these tax detriments are now recognized in our Consolidated Statement of Earnings until such time the Leucadia consolidated cumulative compensation cost recognized for tax purposes exceeds the amount recognized for financial reporting purposes.
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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Financial Instruments-Credit Losses. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"). The guidance provides for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective in the first quarter of fiscal 2021 and early adoption is permitted in the first quarter of fiscal 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Employee Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The guidance simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2018 and early adoption is permitted if all amendments are adopted in the same period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we have early adopted this guidance in the first quarter of fiscal 2016. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

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

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $30.3 million and $36.7 million at May 31, 2016 and November 30, 2015, respectively, by level within the fair value hierarchy (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2016
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,106,323	$141,115	$48,816	$—	$2,296,254
Corporate debt securities	—	2,803,167	24,113	—	2,827,280
Collateralized debt obligations	—	62,763	52,710	—	115,473
U.S. government and federal agency securities	2,476,399	93,022	—	—	2,569,421
Municipal securities	—	638,929	—	—	638,929
Sovereign obligations	1,450,033	845,731	120	—	2,295,884
Residential mortgage-backed securities	—	1,353,973	63,308	—	1,417,281
Commercial mortgage-backed securities	—	615,289	24,983	—	640,272
Other asset-backed securities	—	137,396	43,033	—	180,429
Loans and other receivables	—	1,605,319	104,399	—	1,709,718
Derivatives	3,914	5,322,084	16,311	(5,030,887)	311,422
Investments at fair value	—	29,000	57,765	—	86,765
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,036,669	$13,647,788	$435,558	$(5,030,887)	$15,089,128
Cash and cash equivalents	$2,838,829	$—	$—	$—	$2,838,829
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$836,871	$—	$—	$—	$836,871

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,794,791	$88,806	$—	$—	$1,883,597
Corporate debt securities	—	1,964,988	—	—	1,964,988
U.S. government and federal agency securities	1,349,746	—	—	—	1,349,746
Sovereign obligations	678,659	1,093,388	—	—	1,772,047
Residential mortgage-backed securities	—	1,045	—	—	1,045
Loans	—	597,623	1,896	—	599,519
Derivatives	1,383	5,486,967	20,735	(5,118,214)	390,871
Total financial instruments sold, not yet purchased	$3,824,579	$9,232,817	$22,631	$(5,118,214)	$7,961,813
Other secured financings	$—	$46,305	$468	$—	$46,773
Long-term debt	$—	$92,993	$—	$—	$92,993

(1)	There were no material transfers between Level 1 and Level 2 for the six months ended May 31, 2016.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,853,351	$133,732	$40,906	$—	$2,027,989
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
Collateralized debt obligations	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	1,037	4,395,704	19,785	(4,165,446)	251,080
Investments at fair value	—	26,224	53,120	—	79,344
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,660,772	$14,485,354	$541,702	$(4,165,446)	$16,522,382
Cash and cash equivalents	$3,510,163	$—	$—	$—	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,382,377	$36,518	$38	$—	$1,418,933
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities	1,488,121	—	—	—	1,488,121
Sovereign obligations	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,446,639	19,543	(4,257,998)	208,548
Total financial instruments sold, not yet purchased	$3,708,476	$7,304,536	$30,050	$(4,257,998)	$6,785,064
Other secured financings (3)	$—	$67,801	$544	$—	$68,345

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Level 2 liabilities include $67.8 million of other secured financings that were previously not disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.

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

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$46,749	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	999	—	—
Fund of Funds (4)	284	—	—
Equity Funds (5)	35,130	20,512	—
Multi-asset Funds (6)	130,285	—	Monthly, Quarterly
Total	$213,447	$20,512

	November 30, 2015 (7)
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$54,725	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Multi-asset Funds (6)	23,358	—	Monthly, Quarterly
Convertible Bond Funds (8)	326	—	At Will
Total	$122,510	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2016 and November 30, 2015, investments representing approximately 95% and 100%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice. At May 31, 2016 the remaining 5% of the fair value of investments are classified as being in liquidation.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At May 31, 2016 and November 30, 2015, the

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

underlying assets of 9% and 8%, respectively, of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
This category includes investments in fund of funds that invest in various private equity funds. At May 31, 2016 and November 30, 2015, approximately 98% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions, instead distributions are received through the liquidation of the underlying assets of the fund of funds, which are estimated to start liquidating in the next six months. For the remaining investments at November 30, 2015, we have requested redemption; however, we are unable to estimate when these funds will be received.

(5)
At May 31, 2016 and November 30, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed, instead distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to eight years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2016 and November 30, 2015, investments representing approximately 12% and 100%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice. At May 31, 2016, for the remaining investments in this category, withdrawals during any calendar quarter are limited to 25% of the fund’s net asset value. This restriction can be waived by us, in our sole discretion.

(7)
Prior period amounts have been recast to conform to the current year's presentation due to the presentation of multi-asset funds. Previously, these investments had been classified within equity long/short hedge funds.

(8)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invested primarily in convertible bonds. The remaining investments were in liquidation at November 30, 2015 and the underlying assets were fully liquidated during the six months ended May 31, 2016.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.

Long-term Debt-Structured Notes
Long-term debt includes variable rate and fixed to floating rate structured notes that contain various interest rate payment terms and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of the Company’s own credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.
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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2016 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31, 2016
	Balance at February 29, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2016	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$30,540	$(927)	$200	$(508)	$(2,455)	$—	$21,966	$48,816	$(849)
Corporate debt securities	25,634	474	15	(789)	—	—	(1,221)	24,113	347
Collateralized debt obligations	67,348	1,797	943	(21,233)	—	—	3,855	52,710	2,534
Sovereign obligations	119	1	—	—	—	—	—	120	1
Residential mortgage-backed securities	68,019	(4,915)	3,422	(2,837)	(122)	—	(259)	63,308	(2,233)
Commercial mortgage-backed securities	21,994	(1,140)	—	—	(311)	—	4,440	24,983	(1,306)
Other asset-backed securities	33,124	(7,284)	3,549	(1,068)	(52)	—	14,764	43,033	(7,275)
Loans and other receivables	155,442	(7,792)	20,836	(13,347)	(55,541)	—	4,801	104,399	(6,231)
Investments at fair value	63,582	(1,574)	40	—	(283)	—	(4,000)	57,765	(6)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	11,757	3	—	—	(83)	451	(7,704)	4,424	(3)
Loans	7,744	(261)	—	—	(71)	—	(5,516)	1,896	261
Other secured financings	538	(70)	—	—	—	—	—	468	70

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2016
During the three months ended May 31, 2016, transfers of assets of $107.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other asset-backed securities $30.7 million and residential mortgage-backed securities of $19.3 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $22.0 million due to a lack of observable market transactions;

•	Loans and other receivables of $15.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended May 31, 2016, transfers of assets of $62.7 million from Level 3 to Level 2 are primarily attributed to:

•
Non-agency residential mortgage-backed securities of $19.5 million and other asset-backed securities of $16.0 million for which market trades were observed in the period for either identical or similar securities;

Net losses on Level 3 assets were $21.4 million and net gains on Level 3 liabilities were $0.3 million for the three months ended May 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations in loans and other receivables, other asset-backed securities, residential mortgage-backed securities, corporate equity securities, investments at fair value and commercial mortgage-backed securities, partially offset by an increase in valuation of collateralized debt obligations and corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2016 (in thousands):

	Six Months Ended May 31, 2016
	Balance at November 30, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2016	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$1,571	$2,287	$(508)	$(2,455)	$—	$7,015	$48,816	$2,080
Corporate debt securities	25,876	(2,378)	16,564	(16,613)	(245)	—	909	24,113	(2,474)
Collateralized debt obligations	85,092	(20,455)	24,024	(43,696)	(473)	—	8,218	52,710	(12,002)
Sovereign obligations	120	—	—	—	—	—	—	120	—
Residential mortgage-backed securities	70,263	(8,337)	1,483	(4,843)	(235)	—	4,977	63,308	(4,011)
Commercial mortgage-backed securities	14,326	(2,589)	2,951	(2,023)	(1,208)	—	13,526	24,983	(3,140)
Other asset-backed securities	42,925	(202)	64,833	(74,690)	(4,713)	—	14,880	43,033	(7,134)
Loans and other receivables	189,289	(13,376)	203,990	(127,944)	(150,975)	—	3,415	104,399	(15,693)
Investments at fair value	53,120	(6,090)	1,227	—	(555)	—	10,063	57,765	911
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	(242)	10,075	—	—	(46)	1,005	(6,368)	4,424	(11,008)
Loans	10,469	(541)	(2,240)	1,033	(1,149)	—	(5,676)	1,896	250
Other secured financings	544	(76)	—	—	—	—	—	468	76

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2016
During the six months ended May 31, 2016, transfers of assets of $155.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Collateralized debt obligations of $30.6 million, other asset-backed securities of $28.0 million and non-agency residential mortgage-backed securities of $21.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions;

•	Loans and other receivables of $20.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.
During the six months ended May 31, 2016, transfers of assets of $92.9 million from Level 3 to Level 2 are primarily attributed to:

•
Collateralized debt obligations of $22.3 million and loans and other receivables of $16.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Non-agency residential mortgage-backed securities of $16.7 million for which market trades were observed in the period for either identical or similar securities;

•	Investments at fair value of $16.1 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $51.9 million and net losses on Level 3 liabilities were $9.5 million for the six months ended May 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of collateralized debt obligations, residential mortgage-backed securities, loans and other receivables, investments at fair value, commercial mortgage-backed securities and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2015 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31, 2015
	Balance at February 28, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$18,210	$8,030	$—	$(73)	$—	$—	$(5,620)	$20,547	$8,073
Corporate debt securities	24,795	(532)	2,183	(2,368)	—	—	7,839	31,917	(922)
Collateralized debt obligations	96,837	(5,120)	29,021	(25,430)	—	—	(6,301)	89,007	(2,328)
Sovereign obligations	333	(12)	320	(641)	—	—	—	—	—
Residential mortgage-backed securities	79,953	(1,820)	8,733	(4,915)	(323)	—	7,067	88,695	315
Commercial mortgage-backed securities	24,629	(789)	1,256	(9,237)	(173)	—	2,176	17,862	(759)
Other asset-backed securities	7,146	(19)	8,322	(80)	(270)	—	(3,242)	11,857	41
Loans and other receivables	111,410	(748)	40,602	(26,335)	(16,314)	—	141	108,756	(669)
Investments, at fair value	128,232	3,380	73	(78)	(264)	—	—	131,343	3,482
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	339	—	113	—	—	—	452	(339)
Net derivatives (2)	3,314	(4,912)	(11,963)	—	12,078	389	(492)	(1,586)	4,912
Loans	9,327	(332)	(1,170)	350	2,557	—	—	10,732	332
Other secured financings	65,602	—	—	—	(9,542)	—	—	56,060	—
Embedded conversion option	825	(100)	—	—	—	—	—	725	100

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
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

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2015 (in thousands):

	Six Months Ended May 31, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$7,066	$1,469	$(262)	$—	$—	$(8,690)	$20,547	$7,077
Corporate debt securities	22,766	(796)	3,095	(3,445)	—	—	10,297	31,917	(929)
Collateralized debt obligations	124,650	(17,229)	66,246	(59,532)	(147)	—	(24,981)	89,007	(8,989)
Residential mortgage- backed securities	82,557	(3,735)	24,083	(18,899)	(477)	—	5,166	88,695	(822)
Commercial mortgage-backed securities	26,655	(1,124)	4,685	(12,128)	(6,971)	—	6,745	17,862	(496)
Other asset-backed securities	2,294	(258)	8,385	(79)	(207)	—	1,722	11,857	(97)
Loans and other receivables	97,258	(5,795)	71,865	(29,184)	(33,895)	—	8,507	108,756	(3,166)
Investments, at fair value	53,224	4,615	5,270	(427)	(541)	—	69,202	131,343	4,882
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	225	(6,677)	6,804	—	—	(123)	452	(339)
Net derivatives (2)	(4,638)	1,925	(8,848)	120	8,395	1,460	—	(1,586)	(3,586)
Loans	14,450	(277)	(759)	350	—	—	(3,032)	10,732	277
Other secured financings	30,825	—	—	—	(11,760)	36,995	—	56,060	—
Embedded conversion option	693	32	—	—	—	—	—	725	(32)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2016 and November 30, 2015
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$43,622
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5.0-16.0	12.3
			Transaction level	$2	—
			Underlying stock price	$1-$102	$21
		Comparable pricing	Discount factor	65%	—
			Underlying stock price	$4	—
Corporate debt securities	$24,113
		Convertible bond model	Discount rate/yield	10%	—
			Volatility	40%	—
		Scenario analysis	Estimated recovery percentage	6.3%	—
		Comparable pricing	Discount factor	91%	—
Collateralized debt obligations	$33,406	Discounted cash flows	Constant prepayment rate	10%-20%	19%
			Constant default rate	2%-8%	3%
			Loss severity	25%-70%	30%
			Yield	5%-22%	17%
Residential mortgage-backed securities	$63,308	Discounted cash flows	Constant prepayment rate	0%-50%	15%
			Constant default rate	1%-50%	5%
			Loss severity	15%-85%	45%
			Yield	1%-9%	5%
Commercial mortgage-backed securities	$24,983	Discounted cash flows	Yield	7%-17%	11%
			Cumulative loss rate	1%-71%	17%
Other asset-backed securities	$21,571	Discounted cash flows	Constant prepayment rate	0%-30%	17%
			Constant default rate	0%-30%	10%
			Loss severity	0%-100%	67%
			Yield	3%-22%	11%
Loans and other receivables	$103,059	Comparable pricing	Comparable loan price	$99	—
		Market approach	Discount rate/yield	2%-10%	8%
		Scenario analysis	Estimated recovery percentage	6%-100%	56%
Derivatives	$16,311
Total return swaps		Comparable pricing	Comparable loan price	$86-$100	$95
Credit default swaps		Market approach	Credit spread	290 bps	—
Interest rate swaps			Credit spread	670 bps - 800 bps	710 bps
Commodity forwards		Present value	Average silver production tons per day	783	—
Investments at fair value
Private equity securities	$8,204	Market approach	Transaction level	$74	—
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$20,735
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$99	—
		Market approach	Discount rate/yield	4%-52%	$—
Total return swaps		Comparable pricing	Comparable loan price	$86-$100	$95
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	13%	—
Foreign exchange forwards		Market approach	Credit spread	500 bps	—
Loans and other receivables	$1,896	Scenario analysis	Estimated recovery percentage	14%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2016 and November 30, 2015, asset exclusions consisted of $97.0 million and $156.2 million, respectively,

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

primarily comprised of certain corporate equity and debt securities, investments at fair value, private equity securities, collateralized debt obligations, sovereign obligations, loans and other receivables and certain other asset-backed securities. At May 31, 2016 and November 30, 2015, liability exclusions consisted of $0.5 million and $0.6 million, respectively, of other secured financings.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, corporate debt securities, unfunded commitments, corporate equity securities, and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan, bond price or underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility, estimated recovery percentage would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, interest rate swaps, foreign exchange forwards and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a corporate debt security, loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, loan and other receivable or commodity forward would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the enterprise value of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement.

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

•	Derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•	Derivative commodity forwards using a present value model. A significant increase (decrease) in average silver production would result in higher (lower) fair value measurement.
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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Financial Instruments Owned:
Loans and other receivables	$(10,564)	$(5,294)	$(24,901)	$(2,377)
Financial Instruments Sold:
Loans	$407	$110	$405	$238
Loan commitments	1,173	5,544	(2,573)	(1,622)
Long-term Debt:
Changes in instrument specific credit risk (1)	$(3,453)	$—	$(3,755)	$—
Other changes in fair value (2)	3,489	—	10,305	—

(1)	Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income.

(2)
Other changes in fair value for the three and six months ended May 31, 2016 include $3.9 million and $10.7 million, respectively, included within Principal transactions revenues, and $0.4 million and $0.4 million, respectively, included within Interest expenses on the Consolidated Statements of Earnings.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	May 31, 2016	November 30, 2015
Financial Instruments Owned:
Loans and other receivables (1)	$416,434	$408,369
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	143,620	54,652
Long-term debt	7,072	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include loans and other receivables greater than 90 days past due of $42.9 million and 29.7 million at May 31, 2016 and November 30, 2015, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $51.8 million and $307.5 million at May 31, 2016 and November 30, 2015, respectively, which includes loans and other receivables greater than 90 days past due of $23.3 million and $11.3 million at May 31, 2016 and November 30, 2015, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at May 31, 2016 and November 30, 2015 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	May 31, 2016 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$3,602	71,389	$1,313	94,606
Cleared OTC	3,317,398	3,220	3,317,602	3,135
Bilateral OTC	690,520	2,100	645,030	1,145
Foreign exchange contracts:
Exchange-traded	—	240	—	161
Bilateral OTC	398,620	8,291	417,400	7,765
Equity contracts:
Exchange-traded	807,139	3,239,347	1,012,583	2,782,492
Bilateral OTC	96,354	1,003	70,335	1,070
Commodity contracts:
Exchange-traded	—	1,548	—	931
Bilateral OTC	7,258	1	335	2
Credit contracts:
Cleared OTC	4,488	10	7,219	12
Bilateral OTC	16,930	82	37,268	95
Total gross derivative assets/ liabilities:
Exchange-traded	810,741		1,013,896
Cleared OTC	3,321,886		3,324,821
Bilateral OTC	1,209,682		1,170,368
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(760,612)		(760,612)
Cleared OTC	(3,301,710)		(3,301,710)
Bilateral OTC	(968,565)		(1,055,892)
Net amounts per Consolidated Statements of Financial Condition (3)	$311,422		$390,871

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts:

	Three Months Ended		Six Months Ended
Gains (Losses)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Interest rate contracts	$(7,559)	$18,064	$(80,084)	$(24,728)
Foreign exchange contracts	4,525	8,352	6,114	23,524
Equity contracts	(98,546)	(111,682)	(324,212)	(40,641)
Commodity contracts	(315)	5,746	(2,190)	20,237
Credit contracts	10,306	9,805	(2,583)	3,763
Total	$(91,589)	$(69,715)	$(402,955)	$(17,845)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Commodity swaps, options and forwards	$—	$7,258	$—	$—	$7,258
Equity swaps and options	33,631	2,646	—	—	36,277
Credit default swaps	—	6,362	1,009	(1,194)	6,177
Total return swaps	22,128	5,101	—	(635)	26,594
Foreign currency forwards, swaps and options	86,663	12,391	—	(5,083)	93,971
Interest rate swaps, options and forwards	55,585	215,033	59,686	(101,651)	228,653
Total	$198,007	$248,791	$60,695	$(108,563)	398,930
Cross product counterparty netting					(1,148)
Total OTC derivative assets included in Financial instruments owned					$397,782

(1)	At May 31, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $53.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At May 31, 2016, cash collateral received was $139.5 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$3,957	$18,813	$—	$—	$22,770
Credit default swaps	—	2,851	11,461	(1,194)	13,118
Total return swaps	8,721	2,738	—	(635)	10,824
Foreign currency forwards, swaps and options	109,643	8,191	—	(5,083)	112,751
Fixed income forwards	2,053	1,207	—	—	3,260
Interest rate swaps, options and forwards	33,749	100,594	153,026	(101,651)	185,718
Total	$158,123	$134,394	$164,487	$(108,563)	348,441
Cross product counterparty netting					(1,148)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$347,293

(1)	At May 31, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $270.4 million, which are not included in this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At May 31, 2016, cash collateral pledged was $226.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At May 31, 2016, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$179,929
BBB- to BBB+	54,940
BB+ or lower	101,674
Unrated	61,239
Total	$397,782

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2016 and November 30, 2015 is $64.6 million and $114.5 million, respectively, for which we have posted collateral of $58.6 million and $97.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2016 and November 30, 2015, we would have been required to post an additional $2.9 million and $19.7 million, respectively, of collateral to our counterparties.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	May 31, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,396,444	$143,342	$2,539,786
Corporate debt securities	548,786	1,720,906	2,269,692
Mortgage- and asset-backed securities	—	2,104,122	2,104,122
U.S. government and federal agency securities	4,036	8,657,877	8,661,913
Municipal securities	—	481,383	481,383
Sovereign obligations	—	2,660,636	2,660,636
Loans and other receivables	—	500,131	500,131
Total	$2,949,266	$16,268,397	$19,217,663

	November 30, 2015
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,195,912	$275,880	$2,471,792
Corporate debt securities	748,405	1,752,222	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,006,081	12,041,064
Municipal securities	—	357,350	357,350
Sovereign obligations	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$2,979,300	$20,195,982	$23,175,282
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	May 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,695,657	$71,233	$1,182,376	$—	$2,949,266
Repurchase agreements	7,603,982	4,479,366	2,011,057	2,173,992	16,268,397
Total	$9,299,639	$4,550,599	$3,193,433	$2,173,992	$19,217,663

	November 30, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$483,624	$2,979,300
Repurchase agreements	7,850,791	5,218,059	5,291,729	1,835,403	20,195,982
Total	$9,373,266	$5,218,059	$6,264,930	$2,319,027	$23,175,282

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2016 and November 30, 2015, the approximate fair value of securities received as collateral by us that may be sold or repledged was $24.7 billion and $26.2 billion, respectively. At May 31, 2016 and November 30, 2015, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2016
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,577,394	$—	$7,577,394	$(685,968)	$(781,140)	$6,110,286
Reverse repurchase agreements	11,042,465	(7,809,376)	3,233,089	(227,006)	(2,959,857)	46,226
Liabilities
Securities lending arrangements	$2,949,266	$—	$2,949,266	$(685,968)	$(2,197,401)	$65,897
Repurchase agreements	16,268,397	(7,809,376)	8,459,021	(227,006)	(7,083,468)	1,148,547

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

(3)
Amounts include $6,076.9 million of securities borrowing arrangements, for which we have received securities collateral of $5,916.1 million, and $1,103.0 million of repurchase agreements, for which we have pledged securities collateral of $1,143.7 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $836.9 million and $751.1 million at May 31, 2016 and November 30, 2015, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Transferred assets	$1,183.9	$1,490.6	$3,132.8	$3,053.5
Proceeds on new securitizations	1,184.6	1,527.1	3,147.3	3,091.6
Cash flows received on retained interests	13.1	12.2	22.5	19.0
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2016 and November 30, 2015.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2016
Securitization Type	Total Assets	Retained Interests
U.S. government agency residential mortgage-backed securities	$16,082.4	$76.0
U.S. government agency commercial mortgage-backed securities	3,159.2	19.0
Collateralized loan obligations	4,219.9	50.9
Consumer and other loans	757.1	33.8

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2016 and November 30, 2015 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2016			November 30, 2015
	Securitization Vehicles	Aircraft Financing Vehicle	Other	Securitization Vehicles	Other
Cash	$3.5	$—	$0.8	$0.5	$1.5
Financial instruments owned	79.0	—	0.7	68.3	0.6
Securities purchased under agreement to resell (1)	672.5	—	—	717.3	—
Aircraft (3)	—	27.0	—	—	—
Fees, interest and other receivables	0.5	—	—	0.3	0.2
	$755.5	$27.0	$1.5	$786.4	$2.3
Other secured financings (2)	$750.9	$—	$—	$785.0	$—
Long-term debt	—	21.6	—	—	—
Other liabilities	4.0	4.5	0.2	1.4	0.3
	$754.9	$26.1	$0.2	$786.4	$0.3

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $246.6 million and $22.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at May 31, 2016 and November 30, 2015, respectively.

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
We are also the primary beneficiary of mortgage-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans and mortgage-backed securities pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE's assets are not available to satisfy any other debt.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2016
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
Collateralized loan obligations	$60.2	$5.8	$439.0	$5,270.6
Consumer loan vehicles	166.6	—	716.5	1,027.3
Related party private equity vehicles	32.0	0.1	58.1	137.2
Other private investment vehicles	58.0	—	59.5	3,494.5
Total	$316.8	$5.9	$1,273.1	$9,929.6

	November 30, 2015
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
Collateralized loan obligations	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	51.3	—	52.8	4,312.0
Total	$352.5	$0.2	$1,422.5	$11,981.9
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Related Party Private Equity Vehicles. We have committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we have committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests which, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities is $148.1 million, of which $124.9 million and $124.6 million was funded as of May 31, 2016 and November 30, 2015, respectively. The carrying value of our equity investments in the JCP Entities was $32.0 million and $39.3 million at May 31, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to our equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
We have also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million at May 31, 2016 and November 30, 2015. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Other Private Investments Vehicles. As of May 31, 2016 and November 30, 2015, we had equity commitments to invest $75.8 million and $50.8 million, respectively, in various other private investment vehicles, of which $74.3 million and $49.3 million was funded, respectively. The carrying value of our equity investments was $58.0 million and $51.3 million at May 31, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to our equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At May 31, 2016 and November 30, 2015, we held $1,647.7 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $527.0 million and $630.5 million of nonagency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At May 31, 2016, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At May 31, 2016, we have funded $497.4 million of our $600.0 million commitment, leaving $102.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit is a committed amount of $500.0 million at May 31, 2016. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2016 and November 30, 2015, we have funded $0.0 and $19.3 million, respectively, of each of our $250.0 million and $250.0 million commitments, respectively.
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2016	November 30, 2015
Total assets	$7,056.1	$7,292.1
Total liabilities	6,140.2	6,297.3
Total equity	915.9	994.8
Our total equity balance	458.0	497.4
The results of Jefferies Finance were a net loss of $33.2 million and $77.8 million for the three and six months ended May 31, 2016, respectively, and net earnings of $40.6 million and $62.0 million for the three and six months ended May 31, 2015, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $3.7 million and $23.1 million during the three and six months ended May 31, 2016, respectively, and $39.9 million and $55.5 million during the three and six months ended May 31, 2015, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.6 million and $1.6 million during the three and six months ended May 31, 2016, respectively, and $0.9 million and $1.6 million during the three and six months ended May 31, 2015, respectively, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $3.1 million and $3.1 million during the three and six months ended May 31, 2015, respectively, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At May 31, 2016 and November 30, 2015, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance whose underlying is based on certain securities issued by the CLO. We have recognized a loss of $36,000 during the three months ended May 31, 2016 and revenue of $1.3 million during the six months ended May 31, 2016, relating to the derivative contracts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million for the three months ended May 31, 2015.
Under a service agreement, we charged Jefferies Finance $7.5 million and $28.6 million for services provided during the three and six months ended May 31, 2016, respectively, and $7.1 million and $34.9 million during the three and six months ended May 31, 2015, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $2.4 million and $7.8 million at May 31, 2016 and November 30, 2015, respectively.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. In March 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC. During the second quarter of 2016, Jefferies LoanCore aggregate equity commitments were reduced from $600.0 million to $400.0 million. At May 31, 2016 and November 30, 2015, we had funded $78.3 million and $207.4 million, respectively, of each of our $194.0 million and $291.0 million equity commitments, respectively, and have a 48.5% voting interest in Jefferies LoanCore.
The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	May 31, 2016	November 30, 2015
Total assets	$1,215.3	$2,069.1
Total liabilities	886.1	1,469.8
Total equity	329.2	599.3
Our total equity balance	159.7	290.7
The net earnings of Jefferies LoanCore were $17.3 million and $22.7 million for the three and six months ended May 31, 2016, respectively, and $16.5 million and $36.5 million for the three and six months ended May 31, 2015, respectively.
Under a service agreement, we charged Jefferies LoanCore $47,000 and $95,000 for the three and six months ended May 31, 2016, respectively, and $48,000 and $96,000 for the three and six months ended May 31, 2015, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $15,800 and $15,800 at May 31, 2016 and November 30, 2015, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $0.2 million and $0.6 million during the three and six months ended May 31, 2015, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $22.8 million and $29.7 million at May 31, 2016 and November 30, 2015, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). Losses from these investments were $4.2 million and $7.2 million for the three and six months ended May 31, 2016, respectively, and gains of $0.6 million and losses of $22.9 million for the three and six months May 31, 2015, respectively, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.
At May 31, 2016 and November 30, 2015, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2016, our unfunded commitment relating to JCP Fund V was $11.5 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for 100% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	March 31, 2016 (1)	December 31, 2015 (1)
Total assets	$64,725	$76,555
Total liabilities	74	99
Total partners' capital	64,651	76,456

	Three Months Ended March 31, 2016 (1)	Three Months Ended December 31, 2015 (1)	Three Months Ended March 31, 2015 (1)	Three Months Ended December 31, 2014 (1)
Net increase (decrease) in net assets resulting from operations	$(11,806)	$(7,886)	$1,478	$(65,700)

(1)
Financial information for JCP Fund V within our financial position and results of operations at May 31, 2016 and November 30, 2015 and for the three and six months ended May 31, 2016 and May 31, 2015 is included based on the presented periods.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	May 31, 2016	November 30, 2015
Capital Markets	$1,650,267	$1,653,588
Asset Management	3,000	3,000
Total goodwill	$1,653,267	$1,656,588
The following table is a summary of the changes to goodwill for the six months ended May 31, 2016 (in thousands):

Balance at November 30, 2015	$1,656,588
Translation adjustments	(3,321)
Balance at May 31, 2016	$1,653,267
Intangible Assets
Intangible assets are included in Other assets in the Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, dispositions, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2016 and November 30, 2015 (dollars in thousands):

	May 31, 2016				Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Accumulated amortization	Net carrying amount
Customer relationships	$127,210	—	$(38,787)	$88,423	12.4
Trade name	130,537	—	(12,121)	118,416	31.8
Exchange and clearing organization membership interests and registrations	11,927	(1,379)	—	10,548	N/A
Total	$269,674	$(1,379)	$(50,908)	$217,387

(1)	Activity is related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$127,667	$(34,754)	$92,913	12.9
Trade name	131,288	(10,315)	120,973	32.3
Exchange and clearing organization membership interests and registrations	11,897	—	11,897	N/A
Total	$270,852	$(45,069)	$225,783
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.1 million and $6.1 million for the three and six months ended May 31, 2016, respectively, and $3.0 million and $6.1 million for the three and six months ended May 31, 2015, respectively. These expenses are included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2016	$6,099
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2016 and November 30, 2015 include bank loans that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	May 31, 2016	November 30, 2015
Bank loans	$262,000	$262,000
Secured revolving loan facility	78,641	48,659
Demand loan facility	10,950	—
Floating rate puttable notes	45,615	—
Total short-term borrowings	$397,206	$310,659
At May 31, 2016, the weighted average interest rate on short-term borrowings outstanding is 1.81% per annum. Average daily short-term borrowings outstanding were $362.0 million and $334.3 million for the three and six months ended May 31, 2016, respectively, and $77.0 million and $58.2 million for the three and six months ended May 31, 2015, respectively. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate.
On April 8, 2016 and May 3, 2016, under our $2.0 billion Euro Medium Term Note Program, we issued floating rate puttable notes with principal amounts of €30.0 million and €11.0 million, respectively. These notes are puttable three months after the issuance date.
On February 19, 2016, we entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of our margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points.
On October 29, 2015, we entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2016, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016	November 30, 2015
Unsecured long-term debt
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	$—	$353,025
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	824,109	830,298
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	792,385	806,125
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	554,219	526,436
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	831,363	838,765
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,007	3,779
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	619,637	620,890
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	378,771	379,711
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	346,814	347,307
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,566	512,730
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,497	421,656
Floating Rate Puttable Notes, due May 4, 2018	6,644	—
Fixed to Floating Rate Structured Notes, due February 26, 2019	10,859	—
Fixed to Floating Rate Structured Notes, due May 6, 2026	4,978	—
Fixed Rate Step-Up Callable Notes, due May 26, 2026	47,055	—
Variable Rate Structured Notes, due February 18, 2028	30,101	—
Total unsecured long-term debt	5,385,005	5,640,722
Secured long-term debt
Class A Notes, due 2022 (effective interest rate of 6.75%)	14,382	—
Class B Notes, due 2022 (effective interest rate of 13.45%)	7,237	—
Total secured long-term debt	21,619	—
Total long-term debt	$5,406,624	$5,640,722

(1)
The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three and six months ended May 31, 2016 and 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We issued the following notes during the six months ended May 31, 2016:

	Issued	Principal	Maturity
Variable Rate Structured Notes (1) (2)	February 18, 2016	€30.0 million	February 18, 2028
Fixed to Floating Rate Structured Notes (1) (2)	February 26, 2016	€10.0 million	February 26, 2019
Floating Rate Puttable Notes (2)	May 4, 2016	€6.0 million	May 4, 2018
Fixed to Floating Rate Structured Notes (1) (2)	May 6, 2016	€5.0 million	May 6, 2026
Fixed Rate Step-Up Callable Notes (1)	May 26, 2016	$50.0 million	May 26, 2026

(1)
These notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain various interest rate payment terms.

(2)	Issued under our $2.0 billion Euro Medium Term Note Program.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes, due 2022, and the Class B Notes, due 2022, were repurchased and retired.
Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At June 9, 2016, each $1,000 debenture is currently convertible into 22.6288 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.19 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition. At May 31, 2016 and November 30, 2015, the fair value of the conversion option was not material.

Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, comprised primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016	November 30, 2015
Global Equity Event Opportunity Fund, LLC (1)	$4,514	$26,292
Other	687	1,176
Noncontrolling interests	$5,201	$27,468

(1)
On December 1, 2015, the entity was deconsolidated due to the adoption of ASU No. 2015-02. (See Note 3, Accounting Developments, for further information on the adoption of this guidance.) No gain or loss was recognized upon deconsolidation. Noncontrolling interests attributed to Leucadia were $26.3 million at November 30, 2015. During the three months ended May 31, 2016, the entity was consolidated due to investments by us and a third party.

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
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts are included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.6 million and $15.3 million at May 31, 2016 and November 30, 2015, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The components of net periodic pension cost (income) for our pension plans are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
U.S. Pension Plan	2016	2015	2016	2015
Components of net periodic pension cost (income):
Service cost	$100	$63	$200	$126
Interest cost on projected benefit obligation	587	585	1,174	1,170
Expected return on plan assets	(684)	(848)	(1,460)	(1,696)
Net periodic pension cost (income)	$3	$(200)	$(86)	$(400)

	Three Months Ended May 31,		Six Months Ended May 31,
German Pension Plan	2016	2015	2016	2015
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$135	$127	$265	$263
Net amortization	83	79	163	163
Net periodic pension cost	$218	$206	$428	$426
Employer Contributions – Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $3.0 million to the U.S. Pension Plan in May 2016. We did not contribute to the German Pension Plan during the six months ended May 31, 2016 and we do not expect to make any additional contributions to the plans during the remainder of the fiscal year.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Components of compensation cost:
Restricted cash awards	$59.1	$48.2	$134.1	$103.5
Restricted stock and RSUs (1)	6.3	14.5	11.4	40.0
Profit sharing plan	1.2	1.4	4.3	4.7
Total compensation cost	$66.6	$64.1	$149.8	$148.2

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

Remaining unamortized amounts related to certain compensation plans at May 31, 2016 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$37.7	2
Restricted cash awards	555.1	3
Total	$592.8
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

Note 16. Income Taxes
At May 31, 2016 and November 30, 2015, we had approximately $105.6 million and $107.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $70.4 million and $71.9 million (net of benefits of taxes) at May 31, 2016 and November 30, 2015, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At May 31, 2016 and November 30, 2015, we had interest accrued of approximately $36.2 million and $32.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the six months ended May 31, 2016 and the year ended November 30, 2015.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2007
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014
Hong Kong	2009

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$1.5	$7.9	$—	$11.5	$225.0	$245.9
Loan commitments (1)	2.5	329.9	85.0	59.2	—	476.6
Mortgage-related and other purchase commitments	1,631.2	193.4	1,133.8	—	—	2,958.4
Underwriting commitments	361.7	—	—	—	—	361.7
Forward starting reverse repos and repos	213.9	—	—	—	—	213.9
Other unfunded commitments (1)	47.1	256.5	33.0	5.3	33.5	375.4
Total commitments	$2,257.9	$787.7	$1,251.8	$76.0	$258.5	$4,631.9

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
In addition, in March 2016, we entered into an lease agreement for office space in London. Beginning in fiscal 2020, we will have a contractual obligation to pay approximately £8.1 million per year for 18 years.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At May 31, 2016, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.3 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at May 31, 2016, we had other outstanding equity commitments to invest up to $4.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2016, we had $226.6 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2016 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by the FNMA (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the GNMA (Ginnie Mae). We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $165.4 million at May 31, 2016.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$18,635.1	$3,405.0	$327.4	$—	$436.1	$22,803.6
Written derivative contracts—credit related	—	—	91.1	248.4	2.5	342.0
Total derivative contracts	$18,635.1	$3,405.0	$418.5	$248.4	$438.6	$23,145.6
At May 31, 2016 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$4.5	$—	$—	$83.4	$—	$87.9
Single name credit default swaps	$—	$—	$4.0	$76.0	$174.1	$254.1
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2016, the fair value of derivative contracts meeting the definition of a guarantee is approximately $363.5 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At May 31, 2016, the maximum amount payable under these guarantees is $21.6 million.
Standby Letters of Credit. At May 31, 2016, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $34.3 million, which expire within two years. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At May 31, 2016, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,252,403	$1,174,583
Jefferies Execution	6,439	6,189
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Capital Markets:
Net revenues	$696.5	$789.1	$959.8	$1,351.5
Expenses	$602.3	$692.4	$1,135.4	$1,264.7
Asset Management:
Net revenues	$22.9	$2.5	$58.6	$31.7
Expenses	$14.5	$14.4	$30.3	$20.9
Total:
Net revenues	$719.4	$791.6	$1,018.4	$1,383.2
Expenses	$616.8	$706.8	$1,165.7	$1,285.6
The following table summarizes our total assets by segment (in millions):

	May 31, 2016	November 30, 2015
Segment assets:
Capital Markets	$36,241.7	$37,804.9
Asset Management	878.3	759.0
Total assets	$37,120.0	$38,564.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Americas (1)	$569,293	$616,857	$757,002	$1,053,643
Europe (2)	126,791	148,998	223,224	288,204
Asia	23,324	25,699	38,169	41,379
Net revenues	$719,408	$791,554	$1,018,395	$1,383,226

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2016 and November 30, 2015, our equity investments in Private Equity Related Funds were in aggregate $32.1 million and $39.6 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds and service charges (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Other revenues and investment income (loss)	$(5,064)	$947	$(7,712)	$(24,212)
Service charges	207	225	336	459
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At May 31, 2016 and November 30, 2015, we have commitments to purchase $674.6 million and $752.4 million, respectively, in agency commercial mortgage-backed securities from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. ("HRG"). As part of our loan secondary trading activities we had unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG, which is partially owned by Leucadia, of $261.6 million at November 30, 2015. Additionally, we recognized investment banking and advisory revenues of $0.9 million and $1.3 million during the three and six months ended May 31, 2015, respectively.
National Beef Packaging Company, LLC (“National Beef”). We acted as an FCM for National Beef, which is principally owned by Leucadia. During the six months ended May 31, 2015, we recognized commissions of $0.2 million.
Officers, Directors and Employees. At May 31, 2016 and November 30, 2015, we had $39.8 million and $28.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At May 31, 2016 and November 30, 2015, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $6.9 million and $14.5 million for the three and six months ended May 31, 2016, respectively, and $6.1 million and $11.2 million for the three and six months ended May 31, 2015, respectively. At May 31, 2016 and November 30, 2015, we had a receivable from Leucadia of $7.6 million and $10.2 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At May 31, 2016 and November 30, 2015, we had a payable to Leucadia of $1.0 million and $0.6 million, respectively, related to certain services provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At May 31, 2016 and November 30, 2015, a net current tax receivable from Leucadia of $191.9 million and $109.5 million, respectively, is included in Other assets on the Consolidated Statements of Financial Condition.

•	Of the total noncontrolling interests in asset management entities that are consolidated by us at November 30, 2015, $26.3 million are attributed to Leucadia.

•	In March 2016, we made a capital contribution of $114.0 million to a hedge fund managed by a subsidiary of Leucadia.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Investment banking and advisory	$1,786	$200	$1,786	$21,200
Asset management	29	119	145	303
Commissions and other fees	88	1	88	37
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and over-the-counter transactions associated with our Futures business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of our futures business. At May 31, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers and have completed the exit of the futures business. The pre-tax losses of the Futures business was $0.6 million and $1.9 million for the three and six months ended May 31, 2016, respectively, and $37.3 million and $50.7 million for the three and six months ended May 31, 2015, respectively.
The following summarizes our recorded restructuring and impairment costs (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Severance costs	$(103)	$15,559	$279	$15,559
Accelerated amortization of restricted stock and restricted cash awards	10	4,460	41	4,460
Contract termination costs	678	6,260	1,234	6,260
Other expenses	20	2,291	300	2,291
Total	$605	$28,570	$1,854	$28,570

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Of the above costs, $30,000 and $341,000 for the three and six months ended May 31, 2016, respectively, and $10.8 million for both three and six months ended May 31, 2015 are of a non-cash nature. Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Compensation and benefits	$(93)	$20,019	$320	$20,019
Technology and communications	678	6,260	1,234	6,260
Professional services	—	2,033	—	2,033
Other expenses	20	258	300	258
Total	$605	$28,570	$1,854	$28,570
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at November 30, 2015	$4,805	$—	$—	$4,805
Expenses	279	300	1,234	1,813	$41	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at May 31, 2016	$—	$—	$—	$—

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
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net revenues	$719,408	$791,554	$1,018,395	$1,383,226
Non-interest expenses	616,811	706,842	1,165,674	1,285,630
Earnings (loss) before income taxes	102,597	84,712	(147,279)	97,596
Income tax expense (benefit)	48,655	24,530	(34,452)	24,861
Net earnings (loss)	53,942	60,182	(112,827)	72,735
Net earnings to noncontrolling interests	44	349	88	1,220
Net earnings (loss) attributable to Jefferies Group LLC	53,898	59,833	(112,915)	71,515
Effective tax rate	47.4%	29.0%	23.4%	25.5%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended May 31, 2016
Net revenues for the three months ended May 31, 2016 were $719.4 million, $72.2 million, or 9.1%, lower than the $791.6 million recorded for the three months ended May 31, 2015. The decrease primarily reflects lower net revenues in investment banking, partially offset by higher revenues in fixed income. Lower investment banking results are due to lower transaction volume in debt and equity capital markets during the three months ended May 31, 2016. Our core fixed income businesses improved amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S. On Thursday, June 23, 2016, the United Kingdom voted to leave the European Union ("Brexit") in a referendum vote, which may have currently unknown social, geopolitical and economic impacts. As developments and directions become more clear, we may adjust our strategy and operations accordingly.
For the three months ended May 31, 2016, our results include a net unrealized gain of $55.8 million from our investment in KCG Holdings, Inc. (“KCG”) compared with an unrealized gain of $20.4 million in the prior year quarter from this investment. Results during the three months ended May 31, 2016 also included a net loss of $16.6 million from our share of our Jefferies Finance, LLC ("Jefferies Finance") joint venture, compared with net revenues of $20.3 million in the prior year quarter.
Non-interest expenses for the three months ended May 31, 2016 decreased $90.0 million, or 12.7%, to $616.8 million compared with $706.8 million for the three months ended May 31, 2015, reflecting a decrease in both Compensation and benefits expense and Non-compensation expenses. Compensation and benefits expense for the three months ended May 31, 2016 were $415.3 million, a decrease of $65.5 million, or 13.6% from the comparable prior year quarter. Compensation and benefits expenses as a percentage of Net revenues was 57.7% for the three months ended May 31, 2016 compared with 60.7% in the prior year quarter. Non-compensation expenses for the three months ended May 31, 2016 were $201.5 million, a decrease of $24.6 million, or 10.9% from the comparable prior year quarter.
On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache (also referred to as Futures) business to Société Générale S.A. At May 31, 2016, we have transferred all of our client accounts to Société Générale S.A. and other brokers and have completed the exit of the futures business. Net revenues globally from this business activity for the three months ended May 31, 2015, which are included within our fixed income results, were $35.7 million. This is comprised of commissions, principal transaction revenues and net interest revenues. Expenses directly related to the Bache business, which are included within non-interest expenses, for the three months ended May 31, 2015 were $73.0 million. There were no meaningful revenues or expenses from the Bache business during fiscal 2016. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.
At May 31, 2016, we had 3,279 employees globally, a decrease of 551 employees from our headcount at May 31, 2015 of 3,830. Since May 31, 2015, our headcount has decreased primarily due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, as well as decreases across our equities and other core fixed income businesses.
Six Months Ended May 31, 2016
Net revenues for the six months ended May 31, 2016 decreased $364.8 million, or 26.4%, to $1,018.4 million compared with $1,383.2 million for the six months ended May 31, 2015. These lower results are due to an extremely volatile bear market environment during the first three of the six months ended May 31, 2016, with improvement in the second half of the period. The beginning of the period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, the potential of Brexit and an overall reduction in liquidity. In the second half of the period, most of our core businesses improved amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S.
The decrease in total net revenues for the six months ended May 31, 2016 as compared to the six months ended May 31, 2015 primarily reflects lower net revenues in investment banking and equities. Lower investment banking results are primarily attributable to lower transaction volume as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended May 31, 2016, which resulted in many of our potential investment banking capital markets transactions being postponed. The decline in equities revenues was primarily attributable to a net loss of $22.5 million from our investment in two equity block positions, including KCG, compared with unrealized gains of $53.5 million in the comparable prior year period from these two equity block positions, as well as writedowns on other equity positions. Equities revenues also include a net loss of $38.9 million from our share of our Jefferies Finance joint venture, compared with net revenues of $31.0 million in the prior year period.
Net revenues in the six months ended May 31, 2016 included investment losses from managed funds of $4.3 million, compared with investment losses from managed funds of $23.1 million in the prior year period, primarily due to lower valuations in the energy and shipping sectors in both periods. Net revenues globally from the Bache business for the six months ended May 31, 2015, which are included within our fixed income results, were $84.9 million. There were no meaningful revenues from the Bache business for the six months ended May 31, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest expenses for the six months ended May 31, 2016 decreased $120.0 million, or 9.3%, to $1.2 billion compared with $1.3 billion for the six months ended May 31, 2015, reflecting a decrease in both Compensation and benefits expense and Non-compensation expenses. Compensation and benefits expense for the six months ended May 31, 2016 were $765.1 million, a decrease of $80.9 million, or 9.6% from the comparable prior year period. Compensation and benefits expenses as a percentage of Net revenues was 75.1% for the six months ended May 31, 2016 compared with 61.2% in the prior year period. The unusually high compensation ratio is due to the exceptionally low net revenues and certain higher fixed compensation costs in the six months ended May 31, 2016. Non-compensation expenses for the six months ended May 31, 2016 were $400.6 million, a decrease of $39.0 million, or 8.9% from the comparable prior year period. Expenses directly related to the Bache business, which are included within non-interest expenses, for the six months ended May 31, 2015 were $135.6 million. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.
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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,				Six Months Ended May 31,
	2016		2015		2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$223,540	31.1%	$228,198	28.8%	$225,285	22.1%	$431,677	31.2%
Fixed income	238,486	33.1	153,444	19.4	295,268	29.0	279,479	20.2
Total sales and trading	462,026	64.2	381,642	48.2	520,553	51.1	711,156	51.4
Equity	60,905	8.5	108,805	13.8	104,904	10.3	187,876	13.6
Debt	46,124	6.4	154,670	19.5	103,397	10.1	215,546	15.7
Capital markets	107,029	14.9	263,475	33.3	208,301	20.4	403,422	29.3
Advisory	146,017	20.3	140,787	17.8	275,675	27.1	272,835	19.7
Total investment banking	253,046	35.2	404,262	51.1	483,976	47.5	676,257	49.0
Asset management fees and investment income (loss) from managed funds:
Asset management fees	6,964	1.0	4,903	0.6	18,169	1.8	18,888	1.3
Investment income (loss) from managed funds	(2,628)	(0.4)	747	0.1	(4,303)	(0.4)	(23,075)	(1.7)
Total	4,336	0.6	5,650	0.7	13,866	1.4	(4,187)	(0.4)
Net revenues	$719,408	100.0%	$791,554	100.0%	$1,018,395	100.0%	$1,383,226	100.0%
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2016
Total equities net revenues were $223.5 million for the three months ended May 31, 2016, a decrease of $4.7 million compared with $228.2 million for the three months ended May 31, 2015. For the three months ended May 31, 2016, our results include a net unrealized gain of $55.8 million from our investment in KCG, compared with an unrealized gain of $20.4 million in the prior year quarter.
During the three months ended May 31, 2016, U.S. equity markets improved from the first quarter. The NASDAQ Composite Index, S&P 500 Index and the Dow Jones Industrial Average increased by 8.6%, 8.5% and 7.7%, respectively. Our equity commissions increased globally, with strength in U.S. and European equities and derivatives offset by reduced client activity in the Asia Pacific markets. Equities principal trading revenue declined due to reduced market making revenues. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning as a result of volatility and financial exposures. Results during the three months ended May 31, 2016 also included a net loss of $16.6 million from our share of our Jefferies Finance joint venture primarily due to the mark down of certain loans held for sale, compared with net revenues of $20.3 million in the prior year quarter. Income from our Jefferies LoanCore joint venture during the three months ended May 31, 2016 was comparable to that of the prior year quarter.
Six Months Ended May 31, 2016
Total equities net revenues were $225.3 million for the six months ended May 31, 2016, a decrease of $206.4 million compared with $431.7 million for the six months ended May 31, 2015. Results during the six months ended May 31, 2016 include a net loss of $22.5 million from our investment in two equity block positions, including KCG, compared with unrealized gains of $53.5 million in the prior year period from these two equity block positions.
During the six months ended May 31, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices during the first quarter, with higher stock prices during the second quarter. In the six months ended May 31, 2016, the NASDAQ Composite Index decreased by 3.1% while the S&P 500 Index and the Dow Jones Industrial Average increased 0.8% and 0.4%, respectively. Our U.S and European businesses saw increased commissions, while our Asia Pacific business saw a decline in overall commissions amidst a challenging market environment. Our equity derivatives business had significant strength in commissions growth, while equities principal trading revenue declined due to reduced market making revenues, including a decline in our convertibles trading business, driven by weakness in the energy sector and losses incurred in our block trading activities. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets and as a result of volatility and financial and U.S. currency exposures. Equities revenues from our Jefferies LoanCore joint venture decreased during the six months ended May 31, 2016 as compared to the prior year period due to a decrease in loan closings and syndications by the venture over the comparable period. Results during the six months ended May 31, 2016 also included a net loss of $38.9 million from our share of our Jefferies Finance joint venture compared with net revenues of $31.0 million in the prior year period.
Fixed Income Revenue
Fixed income revenue includes commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities.
Three Months Ended May 31, 2016
Fixed income net revenues totaled $238.5 million for the three months ended May 31, 2016, an increase of $85.0 million compared with net revenues $153.4 million in the three months ended May 31, 2015. The 2015 quarter included $35.7 million of net revenues globally from the futures business activity and we have fully completed the exit of the futures business in the three months ended May 31, 2016. There were no meaningful revenues from the Bache business during the three months ended May 31, 2016. Excluding revenues from the futures business activity, revenues increased $120.7 million or 102.5%. We recorded higher revenues in most of our core businesses compared with the prior year quarter due to improving financial market and secondary market trading conditions and reduced risk exposure, partially offset by lower revenues in our U.S. mortgages business due to reduced risk exposure and trading volumes.
The three months ended May 31, 2016 were characterized by improved conditions amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S., which led to higher revenues in our international and U.S. rates businesses. Revenues for the quarter from our corporates business increased as compared to the prior year quarter due to the improved market, including in the energy sector. Results in our emerging markets business were higher due to increased trading volumes, reflective of an enhanced sales and trading team in this business and increased levels of volatility in the emerging markets during the quarter. The municipal securities business performed well during the quarter as market technicals drove increased client activity and revenues increased in our leveraged credit business, driven by increased trading volumes within distressed and high yield positions and a reduction in risk. The increase in revenues was partially offset by continued concerns about global economic growth and the potential Brexit.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended May 31, 2016
Fixed income net revenues totaled $295.3 million for the six months ended May 31, 2016, an increase of $15.8 million compared with net revenues $279.5 million in the six months ended May 31, 2015. The 2015 period included $84.9 million of net revenues globally from the futures business activity and we have fully completed the exit of the futures business in the six months ended May 31, 2016. There were no meaningful revenues from the Bache business during the six months ended May 31, 2016. Excluding revenues from the futures business activity, revenues increased $100.6 million or 51.7%. We recorded higher revenues compared with the prior year period due to improved trading conditions across most core businesses, partially offset by lower revenues in our U.S. mortgages and international credit businesses.
The beginning of the six month period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy and the potential Brexit and by an overall lack of liquidity. In the second half of the period, our core businesses mostly improved amid monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S. Results in our emerging markets business throughout the period were higher reflective of an enhanced sales and trading team in this business and increased levels of volatility in the emerging markets during the six month period. The municipal securities business performed well during the period as improved trading activity was driven by market technicals. The credit environment improved leading to increased revenues in our leveraged credit business, driven by increased trading volumes within distressed and high yield positions and reduced risk as compared with losses in the comparable period. Revenues from our corporate and U.S. rates businesses increased as compared to the prior year period due to rising oil prices and volatility due to fluctuating expectations as to future Federal Reserve interest rate increases, respectively.
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

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Equity	$60,905	$108,805	$104,904	$187,876
Debt	46,124	154,670	103,397	215,546
Capital markets	107,029	263,475	208,301	403,422
Advisory	146,017	140,787	275,675	272,835
Total	$253,046	$404,262	$483,976	$676,257
Three Months Ended May 31, 2016
Total investment banking revenue was $253.0 million for the three months ended May 31, 2016, $151.2 million lower than the three months ended May 31, 2015, due to a decrease in equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets remained slow throughout the three months ended May 31, 2016. Overall, advisory revenues for the three months ended May 31, 2016 increased 3.7% compared to the prior year quarter and capital markets revenues for the three months ended May 31, 2016 decreased 59.4% from the prior year quarter.
From equity and debt capital raising activities, we generated $60.9 million and $46.1 million in revenues, respectively, for the three months ended May 31, 2016. During the three months ended May 31, 2016, we completed 194 public and private debt financings that raised $44.3 billion in aggregate and we completed 24 public equity and convertible offerings that raised $4.7 billion (22 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $146.0 million, including revenues from 39 merger and acquisition transactions and two restructuring transactions with an aggregate transaction value of $17.9 billion.
Investment banking revenue was $404.3 million for the three months ended May 31, 2015. From equity and debt capital raising activities, we generated $108.8 million and $154.7 million in revenues, respectively. During the three months ended May 31, 2015, we completed 275 public and private debt financings that raised $68.5 billion in aggregate and we completed 51 public equity and convertible offerings that raised $14.1 billion (48 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $140.8 million, including revenues from 37 merger and acquisition transactions with an aggregate transaction value of $30.3 billion.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended May 31, 2016
Total investment banking revenue was $484.0 million for the six months ended May 31, 2016, $192.3 million lower than the six months ended May 31, 2015, due to lower equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended May 31, 2016. Overall, advisory revenues for the six months ended May 31, 2016 increased 1.0% compared to the prior year period and capital markets revenues in the six months ended May 31, 2016 decreased 48.4% from the prior year period.
From equity and debt capital raising activities, we generated $104.9 million and $103.4 million in revenues, respectively, for the six months ended May 31, 2016. During the six months ended May 31, 2016, we completed 358 public and private debt financings that raised $79.2 billion in aggregate and we completed 43 public equity and convertible offerings that raised $8.8 billion (41 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $275.7 million, including revenues from 66 merger and acquisition transactions and four restructuring transactions with an aggregate transaction value of $58.4 billion.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015 (1)	2016	2015 (1)
Asset management fees:
Fixed income	$419	$818	$767	$1,564
Equities	206	2,383	741	4,765
Multi-asset	6,339	1,393	16,661	9,905
Convertibles	—	309	—	2,654
Total asset management fees	6,964	4,903	18,169	18,888
Investment income (loss) from managed funds	(2,628)	747	(4,303)	(23,075)
Total	$4,336	$5,650	$13,866	$(4,187)

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
Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	May 31, 2016	November 30, 2015
Assets under management (1):
Equities	$34	$18
Multi-asset	751	688
Total	$785	$706

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Compensation and benefits	$415,316	$480,770	$765,059	$845,985
Non-compensation expenses:
Floor brokerage and clearing fees	43,591	58,713	84,070	113,793
Technology and communications	66,499	72,361	131,488	144,748
Occupancy and equipment rental	24,926	24,420	49,511	48,604
Business development	22,587	26,401	47,441	48,338
Professional services	29,526	27,419	53,038	51,675
Other	14,366	16,758	35,067	32,487
Total non-compensation expenses	201,495	226,072	400,615	439,645
Total non-interest expenses	$616,811	$706,842	$1,165,674	$1,285,630

JEFFERIES GROUP LLC AND SUBSIDIARIES

Compensation and Benefits
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards and the amortization of certain non-annual share-based and cash compensation awards to employees. Cash and historical share-based awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award.
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012 and February 2016, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such awards are being amortized over their respective future service periods and amounted to compensation expense of $65.4 million and $145.5 million for the three and six months ended May 31, 2016, respectively, and $62.7 million and $143.5 million for the three and six months ended May 31, 2015, respectively. Compensation and benefits expense directly related to the activities of our Bache business were $34.5 million and $58.5 million for the three and six months ended May 31, 2015, respectively.
Compensation and benefits expense as a percentage of Net revenues was 57.7% and 75.1% for the three and six months ended May 31, 2016, respectively, and 60.7% and 61.2% for the three and six months ended May 31, 2015, respectively. The increase in the compensation ratio for the six months ended May 31, 2016 as compared to the prior year period is due to the decline in net revenues in relationship to non-discretionary compensation. Employee headcount was 3,279 at May 31, 2016 and 3,830 at May 31, 2015. Since May 31, 2015, our headcount has decreased primarily due to headcount reductions related to the exiting of the Bache business and corporate services outsourcing, as well as decreases across our equities and other core fixed income businesses.
Non-Compensation Expenses
Three Months Ended May 31, 2016
Non-compensation expenses were $201.5 million for the three months ended May 31, 2016, a decrease of $24.6 million, or 10.9% compared with $226.1 million in the three months ended May 31, 2015. Non-compensation expenses as a percentage of Net revenues was 28.0% and 28.6% for the three months ended May 31, 2016 and May 31, 2015, respectively.
The decrease in Non-compensation expenses during the three months ended May 31, 2016 was primarily due to a decrease in Floor brokerage and clearing expenses, Technology and communications expenses and Business development expenses. Floor brokerage and clearing expenses during the three months ended May 31, 2016 decreased 25.8%, primarily reflecting the wind down of the Jefferies Bache business. Technology and communications expense decreased 8.1% during the three months ended May 31, 2016, primarily due to accelerated depreciation on capitalized software related to our Jefferies Bache business recognized during the three months ended May 31, 2015. Business development expense decreased 14.4%, primarily reflecting lower costs in respect of conferences. In both quarters, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expense. Non-compensation expenses associated directly with the activities of the Bache business were $38.6 million for the three months ended May 31, 2015.
Six Months Ended May 31, 2016
Non-compensation expenses were $400.6 million for the six months ended May 31, 2016, a decrease of $39.0 million, or 8.9% compared with $439.6 million in the six months ended May 31, 2015. The decrease was primarily due to a decrease in Floor brokerage and clearing expenses and Technology and communications expenses. Non-compensation expenses as a percentage of Net revenues was 39.3% and 31.8% for the six months ended May 31, 2016 and May 31, 2015, respectively.
Income Taxes
For the three and six months ended May 31, 2016, the income tax expense (benefit) was $48.7 million and ($34.5 million), respectively, equating to an effective tax rate of 47.4% and 23.4%, respectively. For the three and six months ended May 31, 2015, the provision for income taxes was $24.5 million and $24.9 million, respectively, equating to an effective tax rate of 29.0% and 25.5%, respectively. The change in the effective tax rate during the three months ended May 31, 2016 as compared with the prior year quarter is primarily due to a change in the geographical mix of earnings, a charge related to tax deductions associated with share-based compensation that was less than the compensation cost recognized for financial reporting purposes, favorable state exam settlements in the prior year quarter that did not recur in this quarter and a change in the forecasted full year projected effective tax rate.
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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased at May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016		November 30, 2015
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,296,254	$1,883,597	$2,027,989	$1,418,933
Corporate debt securities	2,827,280	1,964,988	2,893,041	1,556,941
Government, federal agency and other sovereign obligations	5,504,234	3,121,793	5,792,233	2,831,117
Mortgage- and asset-backed securities	2,353,455	1,045	4,166,362	117
Loans and other receivables	1,709,718	599,519	1,312,333	769,408
Derivatives	311,422	390,871	251,080	208,548
Investments at fair value	117,063	—	116,078	—
Total	$15,119,426	$7,961,813	$16,559,116	$6,785,064
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities included within financial instruments by asset class at May 31, 2016 and November 30, 2015 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015
Loans and other receivables	$104,399	$189,289	$1,896	$10,469
Residential mortgage-backed securities	63,308	70,263	—	—
Investments at fair value	57,765	53,120	—	—
Collateralized debt obligations	52,710	85,092	—	—
Corporate equity securities	48,816	40,906	—	38
Other asset-backed securities	43,033	42,925	—	—
Commercial mortgage-backed securities	24,983	14,326	—	—
Corporate debt securities	24,113	25,876	—	—
Derivatives	16,311	19,785	20,735	19,543
Sovereign obligations	120	120	—	—
Total Level 3 financial instruments	$435,558	$541,702	$22,631	$30,050
Total Level 3 financial instruments as a percentage of total financial instruments	2.9%	3.3%	0.3%	0.4%
For additional information on other assets and liabilities measured at fair value, see Note 4, Fair Value Disclosures, in our consolidated financial statements.
The following table reflects activity with respect to our Level 3 assets and net liabilities (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Assets:
Transfers from Level 3 to Level 2	$62.7	$96.4	$92.9	$87.0
Transfers from Level 2 to Level 3	107.1	98.4	155.9	155.0
Net gains (losses)	(21.4)	2.4	(51.9)	(17.3)
Net liabilities:
Transfers from Level 3 to Level 2	$15.4	$—	$13.7	$3.2
Transfers from Level 2 to Level 3	2.1	0.5	1.6	—
Net gains (losses)	0.3	5.0	(9.5)	(1.9)
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
Goodwill
At May 31, 2016, goodwill recorded on our Consolidated Statement of Financial Condition is $1,653.3 million (4.5% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The carrying values of goodwill by reporting unit at May 31, 2016 are as follows: $567.5 million in Investment Banking, $161.2 million in Equities and Wealth Management, $921.6 million in Fixed Income and $3.0 million in Strategic Investments.
The results of our assessment on August 1, 2015 indicated that our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our Fixed Income reporting unit is sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty regarding economic conditions. Changes in global economic growth, fixed income market liquidity and destabilization in the commodity markets, among other factors, may adversely impact our fixed income business. Although management takes steps to adjust our market risk and capital commitments in order to be best aligned with the market conditions and opportunities we foresee, our latest forecast assumes a reasonable amount of liquidity and trading volume in the fixed income and energy markets. In addition, a sustained reduction in comparable company multiples could cause a decline in the estimated fair value of the Fixed Income reporting unit and a resulting impairment of a portion of our goodwill.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	May 31, 2016	November 30, 2015	% Change
Total assets	$37,120.0	$38,564.0	(3.7)%
Cash and cash equivalents	2,838.8	3,510.2	(19.1)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	836.9	751.1	11.4%
Financial instruments owned	15,119.4	16,559.1	(8.7)%
Financial instruments sold, not yet purchased	7,961.8	6,785.1	17.3%
Total Level 3 assets	435.6	541.7	(19.6)%

Securities borrowed	$7,577.4	$6,975.1	8.6%
Securities purchased under agreements to resell	3,233.1	3,857.3	(16.2)%
Total securities borrowed and securities purchased under agreements to resell	$10,810.5	$10,832.4	(0.2)%

Securities loaned	$2,949.3	$2,979.3	(1.0)%
Securities sold under agreements to repurchase	8,459.0	10,004.4	(15.4)%
Total securities loaned and securities sold under agreements to repurchase	$11,408.3	$12,983.7	(12.1)%
Total assets at May 31, 2016 and November 30, 2015 were $37.1 billion and $38.6 billion, respectively, a decline of 3.7%. This decline reflects reductions that we implemented beginning in the fourth quarter of 2015 given our view of the market environment, which is also reflected in and overall reduction in risk at the comparable period ends. During the three and six months ended May 31, 2016, average total assets were approximately 17.3% and 18.8%, respectively, higher than total assets at May 31, 2016.
Our total Financial instruments owned inventory at May 31, 2016 was $15.1 billion, a decrease of 8.7% from inventory of $16.6 billion at November 30, 2015, primarily due to decreases in mortgage- and asset-backed securities and government, federal agency and other sovereign obligations inventory due to global market and economic concerns, partially offset by increases in loans and other receivables and corporate equity securities due to an increase in trading activity. Financial instruments sold, not yet purchased inventory was $8.0 billion and $6.8 billion at May 31, 2016 and November 30, 2015, respectively, with the increase primarily driven by corporate debt and equity securities and government, federal agency and other sovereign obligations inventory due to overall market conditions, partially offset by a decrease in loans due to settlements during the six months ended May 31, 2016. Our overall net inventory position was $7.2 billion and $9.8 billion at May 31, 2016 and November 30, 2015, respectively. The change in our net inventory balance is attributed to a reduction in most net inventory positions, primarily mortgage- and asset-backed securities, partially offset by an increase in net loans. While our total Financial instruments owned declined from November 30, 2015 to May 31, 2016, our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.9% at May 31, 2016 from 3.3% at November 30, 2015.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 0.2% from November 30, 2015 to May 31, 2016, due to a decrease in our matched book activity, offset by a decrease in the netting benefit for our collateralized financing transactions and an increase firm financing of our short inventory. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 12.1% from November 30, 2015 to May 31, 2016 due to decreases in our matched book activity and firm financing of our inventory, partially offset by a decrease in the netting benefit for our collateralized financing transactions. By primarily executing repurchase agreements with central clearing corporations to finance liquid inventory, rather than bi-lateral arrangements, we reduce the credit risk associated with these arrangements. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2016 were 34.5% and 32.0% higher, respectively, than the May 31, 2016 balances. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2016 were 31.0% and 35.2%, respectively, higher than the May 31, 2016 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2016	Year Ended November 30, 2015
Securities Purchased Under Agreements to Resell:
Period end	$3,233	$3,857
Month end average	5,353	5,719
Maximum month end	7,001	7,577
Securities Sold Under Agreements to Repurchase:
Period end	$8,459	$10,004
Month end average	12,396	14,026
Maximum month end	16,620	18,629
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at May 31, 2016 and November 30, 2015 (dollars in thousands):

		May 31, 2016	November 30, 2015
Total assets		$37,120,029	$38,563,972
Deduct:	Securities borrowed	(7,577,394)	(6,975,136)
	Securities purchased under agreements to resell	(3,233,089)	(3,857,306)

Add:	Financial instruments sold, not yet purchased	7,961,813	6,785,064
	Less derivative liabilities	(390,871)	(208,548)
Subtotal		7,570,942	6,576,516
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(836,871)	(751,084)
	Goodwill and intangible assets	(1,870,654)	(1,882,371)
Adjusted assets		$31,172,963	$31,674,591
Total equity		$5,343,845	$5,509,377
Deduct:	Goodwill and intangible assets	(1,870,654)	(1,882,371)
Tangible equity		$3,473,191	$3,627,006
Total member’s equity		$5,338,644	$5,481,909
Deduct:	Goodwill and intangible assets	(1,870,654)	(1,882,371)
Tangible member’s equity		$3,467,990	$3,599,538
Leverage ratio (1)		6.9	7.0
Tangible gross leverage ratio (2)		10.2	10.2
Adjusted leverage ratio (3)		9.0	8.7

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.7 billion at May 31, 2016 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2016, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2016	Average balance Quarter ended May 31, 2016 (1)	November 30, 2015
Cash and cash equivalents:
Cash in banks	$787,459	$685,383	$973,796
Certificate of deposit	—	19,022	75,000
Money market investments	2,051,370	1,313,936	2,461,367
Total cash and cash equivalents	2,838,829	2,018,341	3,510,163
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,095,718	926,382	1,265,840
Other (3)	668,638	729,346	305,123
Total other sources	1,764,356	1,655,728	1,570,963
Total cash and cash equivalents and other liquidity sources	$4,603,185	$3,674,069	$5,081,126
Total cash and cash equivalents and other liquidity sources as % of Total Assets	12.4%		13.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	13.1%		13.9%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2016, we had the ability to readily obtain repurchase financing for 75.5% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2016 and November 30, 2015 (in thousands):

	May 31, 2016		November 30, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,173,559	$441,877	$1,881,419	$268,664
Corporate debt securities	2,192,646	151,339	1,999,162	89,230
U.S. government, agency and municipal securities	3,082,885	400,203	2,987,784	317,518
Other sovereign obligations	2,160,555	841,278	2,444,339	1,026,842
Agency mortgage-backed securities (1)	1,801,274	—	3,371,680	—
Total	$11,410,919	$1,834,697	$12,684,384	$1,702,254

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
Average liquid financial instruments were $12.6 billion and $13.2 billion for the three and six months ended May 31, 2016, respectively, and $15.3 billion and $15.2 billion for the three and twelve months ended November 30, 2015, respectively. Average unencumbered liquid financial instruments were $1.7 billion and $1.8 billion for the three and six months ended May 31, 2016, respectively, and $1.9 billion for both the three and twelve months ended November 30, 2015.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 74.6% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. The tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing.
A significant portion of our financing of European sovereign inventory is executed using central clearinghouse financing arrangements rather than via bi-lateral repo agreements. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at May 31, 2016. Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2016, short-term borrowings, which must be repaid within one year or less and include bank loans, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $397.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $362.0 million and $334.3 million for the three and six months ended May 31, 2016, respectively.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At May 31, 2016, the outstanding notes are as follows:

Series	Issued	Principal	Maturity
2014-4 (1)	December 19, 2014	$60.0 million	December 16, 2016
2014-5 (2)	January 20, 2015	$117.0 million	July 18, 2016
2015-4 (1) (3)	August 20, 2015	$60.0 million	October 1, 2017
2016-1 (1)	February 5, 2016	$225.0 million	February 4, 2017
2016-3 (1)	May 12, 2016	$210.0 million	May 11, 2017

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	These notes bear interest at a spread over three month LIBOR.

(3)	At May 31, 2016, notes are redeemable within approximately 90 days at the option of the noteholders.
For additional discussion on the program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements.
On February 19, 2016, we entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of our margin obligations. Interest is based on an annual rate equal to the weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points.
On October 29, 2015, we entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) with Pacific Western Bank. Pacific Western Bank agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.
The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2016, we were in compliance with all debt covenants under the Intraday Credit Facility.
Total Long-Term Capital
At May 31, 2016 and November 30, 2015, we have total long-term capital of $10.7 billion and $10.8 billion resulting in a long-term debt to equity capital ratio of 1.01:1 and 0.96:1, respectively. Our total long-term capital base at May 31, 2016 and November 30, 2015 was as follows (in thousands):

	May 31, 2016	November 30, 2015
Long-Term Debt (1)	$5,385,005	$5,287,697
Total Equity	5,343,845	5,509,377
Total Long-Term Capital	$10,728,850	$10,797,074

(1)
Long-term debt for purposes of evaluating long-term capital at May 31, 2016 excludes $21.6 million of our non-recourse outstanding borrowings. In addition, long-term capital at November 30, 2015 excludes $353.0 million of our 5.5% Senior Notes as these notes matured on March 15, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt
We issued the following notes during the six months ended May 31, 2016:

	Issued	Principal	Maturity
Variable Rate Structured Notes (1) (2)	February 18, 2016	€30.0 million	February 18, 2028
Fixed to Floating Rate Structured Notes (1) (2)	February 26, 2016	€10.0 million	February 26, 2019
Floating Rate Puttable Notes (2)	May 4, 2016	€6.0 million	May 4, 2018
Fixed to Floating Rate Structured Notes (1) (2)	May 6, 2016	€5.0 million	May 6, 2026
Fixed Rate Step-Up Callable Notes (1)	May 26, 2016	$50.0 million	May 26, 2026

(1)
These notes are carried at fair value with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues and contain various interest rate payment terms.

(2)	Issued under our $2.0 billion Euro Medium Term Note Program.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, which bear interest at 6.75% per annum and $7.5 million of Class B Notes, due 2022, which bear interest at 13.45% per annum, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes, due 2022, and the Class B Notes, due 2022, were repurchased and retired.
At May 31, 2016, our long-term debt has a weighted average maturity of approximately 8 years.
Our long-term debt ratings at May 31, 2016 are as follows:

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
At May 31, 2016, the long-term ratings on our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2016, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $66.2 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements are considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at May 31, 2016. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$346.8	$1,634.3	$1,385.6	$2,018.3	$5,385.0
Interest payment obligations on senior notes	297.3	289.5	464.7	311.7	1,154.2	2,517.4
	$297.3	$636.3	$2,099.0	$1,697.3	$3,172.5	$7,902.4
Commitments and guarantees:
Equity commitments	$1.5	$7.9	$—	$11.5	$225.0	$245.9
Loan commitments	2.5	329.9	85.0	59.2	—	476.6
Mortgage-related and other purchase commitments	1,631.2	193.4	1,133.8	—	—	2,958.4
Underwriting commitments	361.7	—	—	—	—	361.7
Forward starting reverse repos and repos	213.9	—	—	—	—	213.9
Other unfunded commitments	47.1	256.5	33.0	5.3	33.5	375.4
Derivative contracts (1):
Derivative contracts – non-credit related	18,635.1	3,405.0	327.4	—	436.1	22,803.6
Derivative contracts – credit related	—	—	91.1	248.4	2.5	342.0
	$20,893.0	$4,192.7	$1,670.3	$324.4	$697.1	$27,777.5

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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2016, we did not have any commitments to purchase assets from our VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equity Capital
As compared to November 30, 2015, the decrease to total member’s equity at May 31, 2016 is attributed to a net loss during the six months ended May 31, 2016 and foreign currency translation adjustments.
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
At May 31, 2016, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,252,403	$1,174,583
Jefferies Execution	6,439	6,189
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

While we believe the assumptions and inputs in our risk model are reasonable, we could incur losses greater than the reported VaR because the historical market prices and rates changes may not be an accurate measure of future market events and conditions. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities. During the first quarter of 2016, we experienced sizable losses given the exceptionally volatile and turbulent market, which were more dramatic than the estimates included in our VaR which are based on historical observations.
When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.
Our average daily VaR decreased to $8.25 million for the three months ended May 31, 2016 from $8.37 million for the three months ended February 29, 2016. The decrease was primarily driven by a decrease in equity risk and fixed income exposure due to an increase in hedging activities, partially offset by a reduction in the diversification benefit. Excluding our investment in KCG, our average VaR decreased to $6.04 million for the three months ended May 31, 2016 from $6.69 million in the three months ended February 29, 2016.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions).

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at May 31, 2016				VaR at February 29, 2016
Risk Categories		Daily VaR for the Three Months Ended May 31, 2016				Daily VaR for the Three Months Ended February 29, 2016
		Average	High	Low		Average	High	Low
Interest Rates	$4.50	$4.71	$6.41	$3.50	$4.58	$5.01	$6.25	$3.84
Equity Prices	5.42	5.40	6.87	4.33	4.98	6.09	9.55	3.20
Currency Rates	0.11	0.77	3.01	0.09	0.74	0.45	1.10	0.18
Commodity Prices	0.52	0.72	1.43	0.44	1.17	0.72	1.56	0.31
Diversification Effect (2)	(2.83)	(3.35)	N/A	N/A	(3.96)	(3.90)	N/A	N/A
Firmwide	$7.72	$8.25	$10.46	$6.49	$7.51	$8.37	$11.40	$5.89

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters:

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2016, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2016 (in thousands):

10% Sensitivity
Private investments	$26,592
Corporate debt securities in default	5,366
Trade claims	388
Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there was one day with trading losses out of a total of 64 trading days in the three months ended May 31, 2016. Including these losses, there were two days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2016 (in millions).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Current counterparty credit exposures at May 31, 2016 and November 30, 2015 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2016, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased 3% to 82% from 79% at November 30, 2015, and are mainly concentrated in North America.
When comparing our credit exposure at May 31, 2016 with credit exposure at November 30, 2015, excluding cash and cash equivalents, current exposure has decreased 7% to approximately $1.2 billion from $1.3 billion. Counterparty credit exposure from loans and lending decreased by 32%, primarily attributable to North American loans. Counterparty credit exposure increased over the period by 44% from OTC derivatives and decreased by 7% over the period from securities and margin finance.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)
AAA Range	$—	$—	$1.0	$11.8	$—	$—	$1.0	$11.8	$2,051.8	$2,461.4	$2,052.8	$2,473.2
AA Range	45.3	—	143.5	152.3	2.0	4.4	190.8	156.7	39.4	175.0	230.2	331.7
A Range	0.1	1.0	500.1	556.4	179.7	95.9	679.9	653.3	721.4	846.3	1,401.3	1,499.6
BBB Range	—	86.6	128.5	107.9	14.4	31.7	142.9	226.2	25.9	25.8	168.8	252.0
BB or Lower	105.3	181.7	13.0	14.8	36.7	30.1	155.0	226.6	—	—	155.0	226.6
Unrated	71.0	56.3	—	—	—	0.1	71.0	56.4	0.3	1.7	71.3	58.1
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)
Asia/Latin America/Other	$10.5	$10.1	$7.4	$15.3	$41.2	$40.6	$59.1	$66.0	$180.2	$159.6	$239.3	$225.6
Europe	0.2	0.4	201.5	212.2	24.4	43.4	226.1	256.0	244.5	341.8	470.6	597.8
North America	211.0	315.1	577.2	615.7	167.2	78.2	955.4	1,009.0	2,414.1	3,008.8	3,369.5	4,017.8
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)	May 31, 2016	November 30, 2015	May 31, 2016	November 30, 2015 (1)
Asset Managers	$—	$—	$39.1	$69.8	$0.1	$—	$39.2	$69.8	$2,051.3	$2,461.3	$2,090.5	$2,531.1
Banks, Broker-dealers	0.2	0.9	449.1	464.9	164.6	95.1	613.9	560.9	787.5	1,048.9	1,401.4	1,609.8
Commodities	—	—	—	—	7.2	16.7	7.2	16.7	—	—	7.2	16.7
Corporates	209.4	194.0	—	—	23.1	11.3	232.5	205.3	—	—	232.5	205.3
Other	12.1	130.7	297.9	308.5	37.8	39.1	347.8	478.3	—	—	347.8	478.3
Total	$221.7	$325.6	$786.1	$843.2	$232.8	$162.2	$1,240.6	$1,331.0	$2,838.8	$3,510.2	$4,079.4	$4,841.2

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define country risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at May 31, 2016 and November 30, 2015 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,118.7	$(589.4)	$8.0	$—	$—	$0.2	$—	$537.5	$537.5
United Kingdom	604.2	(352.6)	6.9	0.2	27.8	9.9	61.9	296.4	358.3
France	544.2	(246.6)	(112.5)	—	9.3	11.7	—	206.1	206.1
Germany	260.1	(176.8)	(114.3)	—	103.5	1.3	109.1	73.8	182.9
Hong Kong	45.7	(45.4)	0.1	—	0.7	—	80.8	1.1	81.9
Japan	68.5	(49.2)	—	—	—	—	36.4	19.3	55.7
Ireland	45.1	(3.8)	—	—	3.0	—	—	44.3	44.3
Qatar	9.5	(2.2)	—	—	—	32.5	—	39.8	39.8
India	12.1	(9.1)	—	—	—	—	35.7	3.0	38.7
Switzerland	80.1	(72.5)	2.2	—	20.1	0.5	4.7	30.4	35.1
Total	$2,788.2	$(1,547.6)	$(209.6)	$0.2	$164.4	$56.1	$328.6	$1,251.7	$1,580.3

	November 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5
In addition, our issuer and counterparty risk exposure to Puerto Rico was $23.9 million, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At May 31, 2016, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The U.K. exit from the European Union could adversely affect our business.
The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union is unprecedented and it is unclear how the U.K.’s access to the EU Single Market, and the wider trading, legal and regulatory environment in which we, our customers and our counterparties operate, will be impacted and how this will affect our and their businesses and the global macroeconomic environment. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition.
Information regarding other risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 filed with the SEC on January 29, 2016. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2016 and November 30, 2015; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016 and 2015; (iv) the Consolidated Statements of Changes in Equity for the six months ended May 31, 2016 and the year ended November 30, 2015; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 8, 2016	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)