Form 10-Q
period 2016-08-31
Jefferies Group LLC
filed 2016-10-05
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2016	November 30, 2015
ASSETS
Cash and cash equivalents ($10,442 and $2,015 at August 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	$3,159,143	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,026,865	751,084
Financial instruments owned, at fair value, (including securities pledged of $10,458,629 and $12,207,123 at August 31, 2016 and November 30, 2015, respectively; and $91,146 and $68,951 at August 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	14,327,919	16,559,116
Investments in managed funds	191,692	85,775
Loans to and investments in related parties	657,074	825,908
Securities borrowed	8,460,736	6,975,136
Securities purchased under agreements to resell	4,038,194	3,857,306
Receivables:
Brokers, dealers and clearing organizations	1,938,174	1,574,759
Customers	849,317	1,191,316
Fees, interest and other ($549 and $329 at August 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	293,072	260,924
Premises and equipment	254,674	243,486
Goodwill	1,645,293	1,656,588
Other assets	1,285,524	1,072,411
Total assets	$38,127,677	$38,563,972
LIABILITIES AND EQUITY
Short-term borrowings	$432,235	$310,659
Financial instruments sold, not yet purchased, at fair value	7,944,072	6,785,064
Collateralized financings:
Securities loaned	2,930,376	2,979,300
Securities sold under agreements to repurchase	8,130,434	10,004,428
Other secured financings (includes $53,586 and $68,345 at fair value at August 31, 2016 and November 30, 2015, respectively; and $606,307 and $762,909 at August 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	606,307	762,909
Payables:
Brokers, dealers and clearing organizations	3,495,173	2,742,001
Customers	2,749,325	2,780,493
Accrued expenses and other liabilities ($764 and $893 at August 31, 2016 and November 30, 2015, respectively, related to consolidated VIEs)	1,030,425	1,049,019
Long-term debt (includes $204,422 and $0 at fair value at August 31, 2016 and November 30, 2015, respectively)	5,482,738	5,640,722
Total liabilities	32,801,085	33,054,595
EQUITY
Member’s paid-in capital	5,450,923	5,526,855
Accumulated other comprehensive loss:
Currency translation adjustments	(116,859)	(36,811)
Changes in instrument specific credit risk	(4,771)	—
Additional minimum pension liability	(7,891)	(8,135)
Total accumulated other comprehensive loss	(129,521)	(44,946)
Total member’s equity	5,321,402	5,481,909
Noncontrolling interests	5,190	27,468
Total equity	5,326,592	5,509,377
Total liabilities and equity	$38,127,677	$38,563,972
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Revenues:
Commissions and other fees	$152,044	$172,284	$454,025	$512,714
Principal transactions	167,483	(50,297)	382,290	211,142
Investment banking	294,930	389,820	778,906	1,066,077
Asset management fees and investment income (loss) from managed funds	15,877	4,182	29,743	(5)
Interest	213,716	230,805	655,836	700,227
Other	19,791	34,329	(6,937)	82,810
Total revenues	863,841	781,123	2,293,863	2,572,965
Interest expense	209,391	202,195	621,018	610,811
Net revenues	654,450	578,928	1,672,845	1,962,154
Non-interest expenses:
Compensation and benefits	376,438	336,499	1,141,497	1,182,484
Non-compensation expenses:
Floor brokerage and clearing fees	40,189	45,307	124,259	159,100
Technology and communications	64,512	89,378	196,000	234,126
Occupancy and equipment rental	24,987	25,967	74,498	74,571
Business development	20,259	30,527	67,700	78,865
Professional services	29,761	24,684	82,799	76,359
Other	17,582	19,473	52,649	51,960
Total non-compensation expenses	197,290	235,336	597,905	674,981
Total non-interest expenses	573,728	571,835	1,739,402	1,857,465
Earnings (loss) before income taxes	80,722	7,093	(66,557)	104,689
Income tax expense	39,564	4,609	5,112	29,470
Net earnings (loss)	41,158	2,484	(71,669)	75,219
Net earnings (loss) attributable to noncontrolling interests	(11)	427	77	1,647
Net earnings (loss) attributable to Jefferies Group LLC	$41,169	$2,057	$(71,746)	$73,572
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net earnings (loss)	$41,158	$2,484	$(71,669)	$75,219
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(55,945)	(319)	(79,804)	(11,376)
Changes in instrument specific credit risk (1)	(2,466)	—	(4,771)	—
Total other comprehensive income (loss), net of tax (2)	(58,411)	(319)	(84,575)	(11,376)
Comprehensive income (loss)	(17,253)	2,165	(156,244)	63,843
Net earnings attributable to noncontrolling interests	(11)	427	77	1,647
Comprehensive income (loss) attributable to Jefferies Group LLC	$(17,242)	$1,738	$(156,321)	$62,196

(1)	Includes income tax benefit of approximately $1.6 million and $3.1 million for the three and nine months ended August 31, 2016, respectively.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended August 31, 2016	Year Ended November 30, 2015
Member’s paid-in capital:
Balance, beginning of period	$5,526,855	$5,439,256
Net earnings (loss) attributable to Jefferies Group LLC	(71,746)	93,534
Tax detriment for issuance of share-based awards	(4,186)	(5,935)
Balance, end of period	$5,450,923	$5,526,855
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(44,946)	$(14,673)
Currency adjustments	(80,048)	(27,157)
Changes in instrument specific credit risk, net of tax	(4,771)	—
Pension adjustment, net of tax	244	(3,116)
Balance, end of period	(129,521)	(44,946)
Total member’s equity	$5,321,402	$5,481,909
Noncontrolling interests:
Balance, beginning of period	$27,468	$38,848
Net earnings attributable to noncontrolling interests	77	1,795
Contributions	4,500	—
Distributions	(563)	(4,982)
Deconsolidation of asset management company	(26,292)	(8,193)
Balance, end of period	$5,190	$27,468
Total equity	$5,326,592	$5,509,377

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the nine months ended August 31, 2016 and the year ended November 30, 2015.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(71,669)	$75,219
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	(2,888)	10,784
Loss (income) on loans to and investments in related parties	15,862	(87,692)
Distributions received on investments in related parties	11,187	70,825
Other adjustments	13,359	(64,479)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(277,019)	2,538,334
Receivables:
Brokers, dealers and clearing organizations	(392,632)	100,690
Customers	341,930	(52,530)
Fees, interest and other	(35,514)	(41,759)
Securities borrowed	(1,510,588)	(852,183)
Financial instruments owned	2,079,134	(321,076)
Investments in managed funds	(132,941)	14,508
Securities purchased under agreements to resell	(248,931)	(351,875)
Other assets	(237,291)	(8,988)
Payables:
Brokers, dealers and clearing organizations	781,782	192,867
Customers	(31,159)	(3,454,703)
Securities loaned	(22,326)	1,049,172
Financial instruments sold, not yet purchased	1,269,261	601,758
Securities sold under agreements to repurchase	(1,824,027)	176,960
Accrued expenses and other liabilities	68,024	(228,986)
Net cash used in operating activities	(206,446)	(633,154)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(343,835)	(1,111,830)
Distributions from loans to and investments in related parties	485,620	1,119,775
Net payments on premises and equipment	(51,001)	(51,348)
Payment on purchase of aircraft	(27,500)	—
Proceeds from sale of aircraft	29,450	—
Deconsolidation of asset management entity	(39)	(16,512)
Cash received from contingent consideration	1,211	2,541
Net cash provided by (used in) investing activities	93,906	(57,374)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2016	2015
Cash flows from financing activities:
Excess tax benefits from the issuance of share-based awards	$384	$423
Proceeds from short-term borrowings	8,350,534	14,422,000
Payments on short-term borrowings	(8,229,669)	(14,422,000)
Proceeds from secured credit facility	—	903,000
Payments on secured credit facility	—	(1,073,000)
Net (payments on) proceeds from other secured financings	(156,602)	200,810
Net proceeds from issuance of long-term debt, net of issuance costs	239,779	—
Repayment of long-term debt	(373,246)	—
Net change in bank overdrafts	(56,126)	24,466
Net proceeds from noncontrolling interests	3,937	—
Net cash (used in) provided by financing activities	(221,009)	55,699
Effect of exchange rate changes on cash and cash equivalents	(17,471)	(3,354)
Net decrease in cash and cash equivalents	(351,020)	(638,183)
Cash and cash equivalents at beginning of period	3,510,163	4,079,968
Cash and cash equivalents at end of period	$3,159,143	$3,441,785

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$675,896	$621,279
Income taxes, net	(8,011)	1,574
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Financial Products, LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our futures business. During the second quarter of 2016, we completed the exit of the futures business. For further information on the exit of the Bache business, refer to Note 21, Exit Costs.
Jefferies Group LLC is an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC operates as a full-service investment banking firm and, as the holding company of its various regulated and unregulated operating subsidiaries, retains a credit rating separate from Leucadia and is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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
Consolidation
Our policy is to consolidate all entities that we control by ownership a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings to noncontrolling interests in the Consolidated Statements of Earnings.
In situations in which we have significant influence, but not control, of an entity that does not qualify as a VIE, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded within Other revenues or Principal transaction revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
Intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Immaterial Adjustments
We made immaterial correcting adjustments (referred to as “adjustments”) to our Consolidated Statement of Cash Flows for the nine months ended August 31, 2015. The adjustments had the impact of decreasing the Net change in accrued expenses and other liabilities by $24.5 million ($204.5 million as originally reported and $228.9 million as revised), increasing the Net change in bank overdrafts by $24.5 million ($0.0 as originally reported and $24.5 million as revised), decreasing the Net cash used in operating activities by $24.5 million ($608.7 million as originally reported and $633.1 million as revised) and increasing the Net cash provided by financing activities by $24.5 million ($31.2 million as originally reported and $55.7 million as revised) on the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015. The adjustments relate to a classification error in the reporting of net change in bank overdrafts within our Consolidated Statements of Cash Flows. The adjustments have no effect on our Consolidated Statements of Financial Condition, the Consolidated Statements of Earnings, the Consolidated Statements of Changes in Equity or the Consolidated Statements of Comprehensive Income for the nine months ended August 31, 2015. We do not believe these adjustments are material to our financial statements for any previously reported period.

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
Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments that fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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
Valuation Process for Financial Instruments
Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately reflected at fair value. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which comprises our Chief Financial Officer, Global Controller, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed, at a minimum, annually, and changes to the policies require the approval of the IPV Committee.
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
To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and determines the financial instrument fair values in the consolidated financial statements. This process specifically assists the Chief Financial Officer in asserting as to the fair presentation of our financial condition and results of operations as included within our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. At each quarter end, the overall valuation results, as determined by the IPV Committee, are presented to the Audit Committee.
Judgment exercised in determining Level 3 fair value measurements is supplemented by daily analysis of profit and loss performed by the Product Control functions. Gains and losses, which result from changes in fair value, are evaluated and corroborated daily based on an understanding of each trading desk’s overall risk positions and developments in a particular market on the given day. Valuation techniques generally rely on recent transactions of suitably comparable financial instruments and use the observable inputs from those comparable transactions as a validation basis for Level 3 inputs. Level 3 fair value measurements are further validated through subsequent sales testing and market comparable sales, if such information is available. Level 3 fair value measurements require documentation of the valuation rationale applied, which is reviewed for consistency in application from period to period.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Third Party Pricing Information. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions and benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness by the IPV Group using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Our processes challenge the appropriateness of pricing information obtained from external data providers (including independent pricing services and brokers) to validate the data for consistency with the definition of a fair value exit price. Our process includes understanding and evaluating the external data providers’ valuation methodologies. For corporate, U.S. government and agency and municipal debt securities, and loans, to the extent we use independent pricing services or broker quotes in our valuation process, the vendor service providers are collecting and aggregating observable market information as to recent trade activity and active bid-ask submissions. The composite pricing information received from the independent pricing service is thus not based on unobservable inputs or proprietary models. For mortgage- and other asset-backed securities, collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs"), our independent pricing services use a matrix evaluation approach, incorporating both observable yield curves and market yields on comparable securities as well as implied inputs from observed trades for comparable securities in order to determine prepayment speeds, cumulative default rates and loss severity. Further, we consider pricing data from multiple service providers as available as well as compare pricing data to prices we have observed for recent transactions, if any, in order to corroborate our valuation inputs.
Model Review Process. If a pricing model is used to determine fair value, the pricing model is reviewed for theoretical soundness and appropriateness by Risk Management, independent from the trading desks, and then approved by Risk Management to be used in the valuation process. Review and approval of a model for use may include benchmarking the model against relevant third party valuations, testing sample trades in the model, backtesting the results of the model against actual trades and stress-testing the sensitivity of the pricing model using varying inputs and assumptions. In addition, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Models are independently reviewed and validated by Risk Management annually or more frequently if market conditions or use of the valuation model changes.
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
The tax benefits related to share-based awards are recognized as an increase to Additional paid-in capital. These amounts, and other windfall tax benefits/(detriments), are included in Tax benefit/(detriment) for issuance of share-based awards on the Consolidated Statements of Changes in Equity. In the event tax deductions associated with share-based awards are less than the cumulative compensation cost recognized for financial reporting purposes, we look to Leucadia’s consolidated pool of windfall tax benefits in the calculation of our income tax provision. During the first quarter of fiscal 2016, the consolidated pool of windfall tax benefits had been exhausted. As a result, these tax detriments are now recognized in our Consolidated Statement of Earnings until such time the Leucadia consolidated cumulative compensation cost recognized for tax purposes exceeds the amount recognized for financial reporting purposes.
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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated statements of cash flows.
Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective in the first quarter of fiscal 2021 and early adoption is permitted in the first quarter of fiscal 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Employee Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2018 and early adoption is permitted if all amendments are adopted in the same period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases onto the balance sheet. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option and we adopted this guidance in the first quarter of fiscal 2016. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. We intend to adopt the new guidance on December 1, 2017 and are currently evaluating the impact of the new guidance on our consolidated financial statements.
Adopted Accounting Standards
Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively and we adopted this guidance in the first quarter of fiscal 2016. The adoption of this accounting guidance did not have a material impact on our Consolidated Statements of Financial Condition.
Consolidation. In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and we adopted it in the first quarter of fiscal 2016 using a modified retrospective approach. The adoption of this accounting guidance resulted in the deconsolidation of an asset management vehicle, which resulted in the following adjustment to the Consolidated Statement of Financial Condition on December 1, 2015: a decrease of $27.0 million in Investments in managed funds, a decrease of $0.7 million in Accrued expense and other liabilities and a decrease of $26.3 million in Noncontrolling interests. For further information on the adoption of ASU No. 2015-02, refer to Note 8, Variable Interest Entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $29.5 million and $36.7 million at August 31, 2016 and November 30, 2015, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2016
	Level 1(1)	Level 2(1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,019,490	$108,194	$22,195	$—	$2,149,879
Corporate debt securities	—	2,494,303	35,007	—	2,529,310
CDOs and CLOs	—	99,794	44,070	—	143,864
U.S. government and federal agency securities	3,029,251	114,601	—	—	3,143,852
Municipal securities	—	550,210	27,257	—	577,467
Sovereign obligations	904,592	1,130,443	—	—	2,035,035
Residential mortgaged-backed securities	—	1,331,959	46,881	—	1,378,840
Commercial mortgage-backed securities	—	320,912	24,593	—	345,505
Other asset-backed securities	—	116,388	61,112	—	177,500
Loans and other receivables	—	1,323,092	78,457	—	1,401,549
Derivatives	2,530	6,206,366	9,560	(5,887,874)	330,582
Investments at fair value	—	—	85,036	—	85,036
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,955,863	$13,796,262	$434,168	$(5,887,874)	$14,298,419
Cash and cash equivalents	$3,159,143	$—	$—	$—	$3,159,143
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations (3)	$1,026,865	$—	$—	$—	$1,026,865

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,682,196	$58,834	$38	$—	$1,741,068
Corporate debt securities	—	1,704,627	523	—	1,705,150
U.S. government and federal agency securities	1,213,672	—	—	—	1,213,672
Sovereign obligations	940,451	1,432,580	—	—	2,373,031
Loans	—	538,180	848	—	539,028
Derivatives	373	6,321,172	20,607	(5,970,029)	372,123
Total financial instruments sold, not yet purchased	$3,836,692	$10,055,393	$22,016	$(5,970,029)	$7,944,072
Other secured financings	$—	$53,318	$268	$—	$53,586
Long-term debt	$—	$204,422	$—	$—	$204,422

(1)	There were no material transfers between Level 1 and Level 2 for the nine months ended August 31, 2016.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,853,351	$133,732	$40,906	$—	$2,027,989
Corporate debt securities	—	2,867,165	25,876	—	2,893,041
CDOs and CLOs	—	89,144	85,092	—	174,236
U.S. government and federal agency securities	2,555,018	90,633	—	—	2,645,651
Municipal securities	—	487,141	—	—	487,141
Sovereign obligations	1,251,366	1,407,955	120	—	2,659,441
Residential mortgage-backed securities	—	2,731,070	70,263	—	2,801,333
Commercial mortgage-backed securities	—	1,014,913	14,326	—	1,029,239
Other asset-backed securities	—	118,629	42,925	—	161,554
Loans and other receivables	—	1,123,044	189,289	—	1,312,333
Derivatives	1,037	4,395,704	19,785	(4,165,446)	251,080
Investments at fair value	—	26,224	53,120	—	79,344
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,660,772	$14,485,354	$541,702	$(4,165,446)	$16,522,382
Cash and cash equivalents	$3,510,163	$—	$—	$—	$3,510,163
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	$751,084	$—	$—	$—	$751,084
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,382,377	$36,518	$38	$—	$1,418,933
Corporate debt securities	—	1,556,941	—	—	1,556,941
U.S. government and federal agency securities	1,488,121	—	—	—	1,488,121
Sovereign obligations	837,614	505,382	—	—	1,342,996
Residential mortgage-backed securities	—	117	—	—	117
Loans	—	758,939	10,469	—	769,408
Derivatives	364	4,446,639	19,543	(4,257,998)	208,548
Total financial instruments sold, not yet purchased	$3,708,476	$7,304,536	$30,050	$(4,257,998)	$6,785,064
Other secured financings (3)	$—	$67,801	$544	$—	$68,345

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2015.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(3)	Level 2 liabilities include $67.8 million of other secured financings that were previously not disclosed in our Annual Report on Form 10-K for the year ended November 30, 2015.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities

•
Exchange Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy.

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

•
Equity Warrants: Non-exchange traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation, including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds: Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed for recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

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

CDOs and CLOs
CDOs and CLOs are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria including but not limited to collateral type, tranche type, rating, origination year, prepayment rates, default rates, and severity.
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
Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities ("RMBS"): Agency RMBS include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and interest-only and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

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

•
Non-Agency RMBS: Fair values are determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields.

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities ("CMBS"): Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•
Non-Agency CMBS: Non-agency CMBS are measured using pricing data obtained from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loans and Other Receivables

•
Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor, and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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
Investments at Fair Value and Investments in Managed Funds
Investments at fair value based on NAV and Investments in Managed Funds include investments in hedge funds, fund of funds, private equity funds, convertible bond funds and commodity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$46,195	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	807	—	—
Fund of Funds (4)	226	—	—
Equity Funds (5)	41,716	20,295	—
Multi-asset Funds (6)	132,248	—	Monthly, Quarterly
Total	$221,192	$20,295

	November 30, 2015 (7)
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$54,725	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	1,703	—	—
Fund of Funds (4)	287	94	—
Equity Funds (5)	42,111	20,791	—
Multi-asset Funds (6)	23,358	—	Monthly, Quarterly
Convertible Bond Funds (8)	326	—	At Will
Total	$122,510	$20,885

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2016, approximately 2% of the fair value of investments in this category is classified as being in liquidation.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt, and private equity investments. There are no redemption provisions. At November 30, 2015, the underlying assets of 8% of these funds are being liquidated and we are unable to estimate when the underlying assets will be fully liquidated.

(4)
This category includes investments in fund of funds that invest in various private equity funds. At August 31, 2016 and November 30, 2015, approximately 98% and 95%, respectively, of the fair value of investments in this category are managed by us and have no redemption provisions. The investments in this category are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

(5)
At August 31, 2016 and November 30, 2015, approximately 99% and 100%, respectively, of the fair value of investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead distributions are received through the liquidation of the underlying assets of the funds, which are expected to liquidate in one to eight years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2016 and November 30, 2015, investments representing approximately 12% and 100%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

(7)
Prior period amounts have been recast to conform to the current year's presentation due to the presentation of multi-asset funds. Previously, these investments had been classified within equity long/short hedge funds.

(8)
This category represents an investment in the Jefferies Umbrella Fund, an open-ended investment company managed by us that invested primarily in convertible bonds. The underlying assets were fully liquidated during the nine months ended August 31, 2016.

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
Long-term Debt - Embedded Conversion Option
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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2016 (in thousands):

	Three Months Ended August 31, 2016
	Balance at May 31, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2016	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$48,816	$(6,492)	$291	$(49)	$—	$—	$(20,371)	$22,195	$(892)
Corporate debt securities	24,113	(145)	10,696	(5,046)	—	—	5,389	35,007	405
CDOs and CLOs	52,710	(4,067)	4,205	(5,203)	—	—	(3,575)	44,070	(4,606)
Municipal securities	—	(7,074)	—	—	—	—	34,331	27,257	(7,074)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
RMBS	63,308	(2,343)	1,884	(10,874)	(463)	—	(4,631)	46,881	(183)
CMBS	24,983	(1,531)	—	—	—	—	1,141	24,593	(236)
Other asset-backed securities	43,033	(2,247)	3,416	(2,727)	(1,429)	—	21,066	61,112	(2,202)
Loans and other receivables	104,399	(23,445)	31,512	(10,140)	(16,804)	—	(7,065)	78,457	(16,044)
Investments at fair value	57,765	(966)	—	(485)	(278)	—	29,000	85,036	(1,113)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$—	$—	$—	$38	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	(27)
Net derivatives (2)	4,424	(4,736)	—	11,101	32	601	(375)	11,047	(1,589)
Loans	1,896	(402)	—	170	—	—	(816)	848	(400)
Other secured financings	468	(200)	—	—	—	—	—	268	200

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2016
During the three months ended August 31, 2016, transfers of assets of $147.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other asset-backed securities of $27.3 million, CDOs and CLOs of $23.7 million and RMBS of $13.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipals securities of $34.3 million and investments at fair value of $29.0 million due to a lack of observable market transactions.
During the three months ended August 31, 2016, transfers of assets of $91.8 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $27.3 million and RMBS of $18.3 million, for which market trades were observed in the period for either identical or similar securities;

•	Corporate equity securities of $20.5 million due to an increase in observable market transactions;

•	Loans and other receivables of $15.8 million due to a greater number of contributors for certain vendor quotes to support classification within Level 2.
Net losses on Level 3 assets were $48.3 million and net gains on Level 3 liabilities were $5.4 million for the three months ended August 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations in loans and other receivables, municipal securities, corporate equity securities, CDOs and CLOs, RMBS, other asset-backed securities and CMBS. Net gains on level 3 liabilities were primarily due to decreased valuations of certain derivative liabilities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2016 (in thousands):

	Nine Months Ended August 31, 2016
	Balance at November 30, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2016	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$(8,388)	$5,225	$(49)	$—	$—	$(15,499)	$22,195	$(727)
Corporate debt securities	25,876	5,239	29,629	(20,331)	—	—	(5,406)	35,007	1,456
CDOs and CLOs	85,092	(24,356)	61,707	(69,397)	(605)	—	(8,371)	44,070	(13,196)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
RMBS	70,263	(7,243)	1,948	(13,203)	(1,078)	—	(3,806)	46,881	228
CMBS	14,326	(4,606)	1,256	(2,023)	—	—	15,640	24,593	(3,337)
Other asset-backed securities	42,925	(2,420)	66,503	(60,525)	(6,678)	—	21,307	61,112	(9,993)
Loans and other receivables	189,289	(30,843)	305,920	(206,587)	(163,913)	—	(15,409)	78,457	(27,714)
Investments at fair value	53,120	(19,055)	26,227	(485)	(834)	—	26,063	85,036	(11,988)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (2)	(242)	3,104	—	11,101	(14)	1,606	(4,508)	11,047	(5,745)
Loans	10,469	7	—	681	(213)	—	(10,096)	848	45
Other secured financings	544	(276)	—	—	—	—	—	268	276

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2016
During the nine months ended August 31, 2016, transfers of assets of $157.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Other asset-backed securities of $38.5 million, RMBS of $21.7 million, CMBS of $17.2 and CDOs and CLOs of $16.9 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipals securities of $28.7 million and investments at fair value of $26.1 million due to a lack of observable market transactions;
During the nine months ended August 31, 2016, transfers of assets of $114.5 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $25.3 million, RMBS of $25.5 million and other asset-backed securities of $17.0 million, for which market trades were observed in the period for either identical or similar securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Loans and other receivables of $19.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.
There were $10.2 million transfers of loan liabilities from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $93.1 million and net losses on Level 3 liabilities were $2.8 million for the nine months ended August 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of loans and other receivables, CDOs and CLOs, investments at fair value, corporate equity securities, RMBS and municipal securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2015 (in thousands):

	Three Months Ended August 31, 2015
	Balance at May 31, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,547	$3,901	$21,162	$(5,173)	$—	$—	$(1,935)	$38,502	$3,803
Corporate debt securities	31,917	(5,276)	10,395	(17,197)	(1)	—	4,493	24,331	(5,544)
CDOs and CLOs	89,007	(12,560)	14,961	—	(13,230)	—	2,872	81,050	(12,561)
RMBS	88,695	(3,009)	10,034	(8,424)	(195)	—	(679)	86,422	655
CMBS	17,862	(510)	—	(680)	—	—	(1,525)	15,147	(545)
Other asset-backed securities	11,857	870	21,913	—	(1,167)	—	(877)	32,596	813
Loans and other receivables	108,756	(2,111)	31,269	(603)	(42,529)	—	617	95,399	(6,182)
Investments, at fair value	131,343	83,580	—	(127,427)	(277)	—	(21,010)	66,209	19,675
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	452	(226)	—	—	—	—	—	226	226
Net derivatives (2)	(1,586)	(1,020)	(1,432)	11,618	24	416	(857)	7,163	551
Loans	10,732	109	(3,012)	—	—	—	2,542	10,371	(110)
Other secured financings	56,060	—	—	—	(3,914)	—	(51,572)	574	—
Embedded conversion option	725	(611)	—	—	—	—	—	114	611

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2015
During the three months ended August 31, 2015, transfers of assets of $73.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $42.8 million, non-agency RMBS of $17.8 million and CMBS of $3.7 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $4.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $5.0 million due to a lack of observable market transactions.
During the three months ended August 31, 2015, transfers of assets of $91.4 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency RMBS of $18.5 million and CMBS of $5.2 million for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $39.9 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $21.0 million due to an increase in observable market transactions;

•	Loans and other receivables of $3.5 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $1.9 million due to an increase in observable market transactions.
There were $2.5 million transfers of loan liabilities from Level 2 to Level 3 due to a decrease in observable inputs in the valuation and $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $64.9 million and net gains on Level 3 liabilities were $1.7 million for the three months ended August 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of corporate equity securities and investments at fair value, partially offset by a decrease in valuation of CDOs and CLOs, corporate debt securities, RMBS and loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivative instruments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2015 (in thousands):

	Nine Months Ended August 31, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2015	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$10,247	$22,631	$(5,176)	$—	$—	$(10,164)	$38,502	$10,210
Corporate debt securities	22,766	(5,425)	83,613	(88,711)	(1)	—	12,089	24,331	(5,797)
CDOs and CLOs	124,650	(28,999)	63,038	(47,570)	(20,481)	—	(9,588)	81,050	(22,654)
RMBS	82,557	(6,776)	30,865	(25,222)	(358)	—	5,356	86,422	(2,507)
CMBS	26,655	(2,053)	3,366	(9,973)	(6,981)	—	4,133	15,147	(1,851)
Other asset-backed securities	2,294	666	69,892	(40,000)	(1,438)	—	1,182	32,596	607
Loans and other receivables	97,258	(7,331)	115,370	(40,978)	(82,100)	—	13,180	95,399	(8,850)
Investments, at fair value	53,224	88,195	—	(124,854)	(3,818)	—	53,462	66,209	24,372
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Corporate debt securities	223	(1)	(6,677)	6,804	—	—	(123)	226	(226)
Net derivatives (2)	(4,638)	3,022	(4,527)	11,340	(30)	1,901	95	7,163	(5,211)
Loans	14,450	(102)	(3,487)	—	—	—	(490)	10,371	102
Other secured financings	30,825	—	—	—	(15,674)	36,995	(51,572)	574	—
Embedded conversion option	693	(579)	—	—	—	—	—	114	579

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2015
During the nine months ended August 31, 2015, transfers of assets of $157.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
CDOs and CLOs of $16.0 million, non-agency RMBS of $21.3 million, CMBS of $9.8 million and other asset-backed securities of $1.4 million for which no recent trade activity was observed for purposes of determining observable inputs;

•	Loans and other receivables of $19.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2;

•	Corporate debt securities of $12.2 million, corporate equity securities of $1.6 million and investments at fair value of $76.2 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the nine months ended August 31, 2015, transfers of assets of $88.1 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency RMBS of $15.9 million and CMBS of $5.6 million for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $25.6 million and loans and other receivables of $6.1 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $22.7 million due to an increase in observable market transactions;

•	Corporate equity securities of $11.8 million due to an increase in observable market transactions.
There were $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net gains on Level 3 assets were $48.5 million and net losses on Level 3 liabilities were $2.3 million for the nine months ended August 31, 2015. Net gains on Level 3 assets were primarily due to increased valuations of certain investments at fair value and corporate equity securities, partially offset by decreased valuations of CDOs and CLOs, loans and other receivables, and residential and CMBS, and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2016 and November 30, 2015
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$22,195
Non-exchange traded securities		Market approach	EBITDA (a) multiple	5.1 - 16.3	12.1
			Underlying stock price	$3-$75	$15
		Comparable pricing	Discount factor	60%	—
			Underlying stock price	$218	—
		Present value	Average silver production (tons per day)	783	—
Corporate debt securities	$35,007
		Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Price	$30-$100	$65
CDOs and CLOs	$32,832	Discounted cash flows	Constant prepayment rate	0%-20%	17%
			Constant default rate	2%-7%	3%
			Loss severity	25%-75%	40%
			Yield	3%-35%	15%
Municipal securities	$27,257	Scenario analysis	Price	$4	—
RMBS	$46,881	Discounted cash flows	Constant prepayment rate	0%-25%	6%
			Constant default rate	2%-50%	4%
			Loss severity	10%-100%	55%
			Yield	3%-9%	5%
CMBS	$24,593	Discounted cash flows	Yield	6%-12%	9%
			Cumulative loss rate	1%-70%	25%
Other asset-backed securities	$61,112	Discounted cash flows	Constant prepayment rate	0%-55%	24%
			Constant default rate	0%-9%	6%
			Loss severity	0%-100%	85%
			Yield	3%-15%	12%
		Market approach	Price	$33-$70,000,000	$39,000,000
Loans and other receivables	$52,216	Market approach	EBITDA (a) multiple	3.6	—
			Discount rate/yield	2%-3%	3%
		Comparable pricing	Comparable loan price	$98	—
		Present value	Average silver production (tons per day)	783	—
		Scenario analysis	Estimated recovery percentage	6%-82%	44%
Derivatives	$9,560
Total return swaps		Comparable pricing	Comparable loan price	$100	—
Credit default swaps		Market approach	Credit spread	265 bps	—
Interest rate swaps			Credit spread	800 bps	—
Investments at fair value
Private equity securities	$30,724	Market approach	Transaction level	$250	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$20,607
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$98	—
		Market approach	Discount rate/yield	3%-56%	54%
Total return swaps		Comparable pricing	Comparable loan price	$100	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	14%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2015
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$20,285
Non-exchange traded securities		Market approach	EBITDA multiple	4.4	—
			Transaction level	$1	—
			Underlying stock price	$5-$102	$19
Corporate debt securities	$20,257	Convertible bond model	Discount rate/yield	86%	—
		Market approach	Transaction level	$59	—
CDOs and CLOs	$49,923	Discounted cash flows	Constant prepayment rate	5%-20%	13%
			Constant default rate	2%-8%	2%
			Loss severity	25%-90%	52%
			Yield	6%-13%	10%
RMBS	$70,263	Discounted cash flows	Constant prepayment rate	0%-50%	13%
			Constant default rate	1%-9%	3%
			Loss severity	25%-70%	39%
			Yield	1%-9%	6%
CMBS	$14,326	Discounted cash flows	Yield	7%-30%	16%
			Cumulative loss rate	2%-63%	23%
Other asset-backed securities	$21,463	Discounted cash flows	Constant prepayment rate	6%-8%	7%
			Constant default rate	3%-5%	4%
			Loss severity	55%-75%	62%
			Yield	7%-22%	18%
		Over-collateralization	Over-collateralization percentage	117%-125%	118%
Loans and other receivables	$161,470	Comparable pricing	Comparable loan price	$99-$100	$99.7
		Market approach	Yield	2%-17%	12%
			EBITDA multiple	10.0	—
		Scenario analysis	Estimated recovery percentage	6%-100%	83%
Derivatives	$19,785
Commodity forwards		Market approach	Discount rate/yield	47%	—%
			Transaction level	$9,500,000	—
Unfunded commitments		Comparable pricing	Comparable loan price	$100	—
		Market approach	Credit spread	298 bps	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-$92.4	$92.1
Investments at fair value	$7,693
Private equity securities		Market approach	Transaction level	$64	—
			Enterprise value	$5,200,000	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$19,543
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Unfunded commitments		Comparable pricing	Comparable loan price	$79-$100	$82.6
		Market approach	Discount rate/yield	3%-10%	10%
		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	11%	—
Total return swaps		Comparable pricing	Comparable loan price	$91.7-92.4	$92.1
Loans and other receivables	$10,469	Comparable pricing	Comparable loan price	$100	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported net asset value or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2016 and November 30, 2015, asset exclusions consisted of $91.8 million and $156.2 million, respectively, primarily comprised of investments at fair value, private equity securities, CDOs and CLOs, sovereign obligations and loans and other receivables. At August 31, 2016 and November 30, 2015, liability exclusions consisted of $1.7 million and $0.6 million, respectively, of other secured financings, loans and other receivables and corporate debt and equity securities.
Sensitivity of Fair Values to Changes in Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

•
Loans and other receivables, unfunded commitments, corporate equity securities, and total return swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable loan and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount factor would result in a significantly lower (higher) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, commodity forwards, credit default swaps, interest rate swaps, other asset backed securities and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a corporate debt security, loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, non-exchange traded security or corporate debt security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the enterprise value of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the corporate debt securities or other asset backed securities would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables and municipal securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the municipal securities would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
CDOs and CLOs, RMBS and CMBS and other asset-backed securities, variable funding notes and unfunded commitments using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, and loss severities would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate would have differing impacts depending on the capital structure of the security. A significant increase (decrease) in the loan or bond yield would result in a significantly lower (higher) fair value measurement.

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

•
Non-exchange traded securities and loans and other receivables using a present value model. A significant increase (decrease) in average silver production would result in higher (lower) fair value measurement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets businesses and are included in Long-term debt on the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Financial Instruments Owned:
Loans and other receivables	$(24,874)	$(13,566)	$(48,658)	$(25,686)
Financial Instruments Sold:
Loans	$212	$38	$229	$112
Loan commitments	4,769	(51)	2,196	(1,673)
Long-term Debt:
Changes in instrument specific credit risk (1)	$(4,093)	$—	$(7,848)	$—
Other changes in fair value (2)	3,225	—	13,530	—

(1)	Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income.

(2)
Other changes in fair value for the three and nine months ended August 31, 2016 include $4.5 million and $15.2 million, respectively, included within Principal transactions revenues, and $1.3 million and $1.7 million, respectively, included within Interest expenses on the Consolidated Statements of Earnings.

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	August 31, 2016	November 30, 2015
Financial Instruments Owned:
Loans and other receivables (1)	$843,458	$408,369
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	223,581	54,652
Long-term debt	7,485	—

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include loans and other receivables greater than 90 days past due of $59.7 million and $29.7 million at August 31, 2016 and November 30, 2015, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $55.1 million and $307.5 million at August 31, 2016 and November 30, 2015, respectively, which includes loans and other receivables greater than 90 days past due of $19.1 million and $11.3 million at August 31, 2016 and November 30, 2015, respectively.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2016 and November 30, 2015 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	August 31, 2016 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Interest rate contracts:
Exchange-traded	$2,286	26,232	$372	33,205
Cleared OTC	4,282,590	3,450	4,218,171	3,307
Bilateral OTC	588,640	2,046	558,296	1,234
Foreign exchange contracts:
Exchange-traded	—	358	—	470
Bilateral OTC	428,868	9,639	447,085	9,567
Equity contracts:
Exchange-traded	799,932	3,463,584	960,272	2,999,406
Bilateral OTC	93,547	1,086	117,374	1,265
Commodity contracts:
Exchange-traded	—	1,624	—	888
Credit contracts:
Cleared OTC	1,747	10	8,539	18
Bilateral OTC	20,846	152	32,043	189
Total gross derivative assets/ liabilities:
Exchange-traded	802,218		960,644
Cleared OTC	4,284,337		4,226,710
Bilateral OTC	1,131,901		1,154,798
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(779,958)		(779,958)
Cleared OTC	(4,233,022)		(4,212,004)
Bilateral OTC	(874,894)		(978,067)
Net amounts per Consolidated Statements of Financial Condition (3)	$330,582		$372,123

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents unrealized and realized gains (losses) on derivative contracts:

	Three Months Ended		Nine Months Ended
Gains (Losses)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Interest rate contracts	$(16,631)	$25,308	$(96,715)	$580
Foreign exchange contracts	7,886	6,893	14,000	30,417
Equity contracts	(185,264)	68,649	(509,476)	28,008
Commodity contracts	4,089	(4,757)	1,899	15,480
Credit contracts	4,024	(4,375)	1,441	(612)
Total	$(185,896)	$91,718	$(588,851)	$73,873
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2016 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$27,781	$5,370	$—	$—	$33,151
Credit default swaps	—	7,948	230	(177)	8,001
Total return swaps	27,796	874	—	(613)	28,057
Foreign currency forwards, swaps and options	84,564	29,937	—	(7,150)	107,351
Interest rate swaps, options and forwards	42,055	229,950	88,205	(97,075)	263,135
Total	$182,196	$274,079	$88,435	$(105,015)	439,695
Cross product counterparty netting					(754)
Total OTC derivative assets included in Financial instruments owned					$438,941

(1)	At August 31, 2016, we held exchange traded derivative assets and other credit agreements with a fair value of $25.6 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At August 31, 2016, cash collateral received was $134.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$13,408	$23,617	$—	$—	$37,025
Credit default swaps	28	12,639	1,672	(177)	14,162
Total return swaps	26,824	16,967	—	(613)	43,178
Foreign currency forwards, swaps and options	112,699	20,024	—	(7,150)	125,573
Fixed income forwards	5,044	—	—	—	5,044
Interest rate swaps, options and forwards	23,709	119,675	124,541	(97,075)	170,850
Total	$181,712	$192,922	$126,213	$(105,015)	395,832
Cross product counterparty netting					(754)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$395,078

(1)	At August 31, 2016, we held exchange traded derivative liabilities and other credit agreements with a fair value of $193.2 million, which are not included in this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At August 31, 2016, cash collateral pledged was $216.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At August 31, 2016, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$214,650
BBB- to BBB+	77,419
BB+ or lower	64,975
Unrated	81,897
Total	$438,941

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2016 and November 30, 2015 is $85.9 million and $114.5 million, respectively, for which we have posted collateral of $65.4 million and $97.2 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2016 and November 30, 2015, we would have been required to post an additional $22.6 million and $19.7 million, respectively, of collateral to our counterparties.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	August 31, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,341,506	$174,077	$2,515,583
Corporate debt securities	578,451	1,701,732	2,280,183
Mortgage- and asset-backed securities	—	2,358,531	2,358,531
U.S. government and federal agency securities	10,419	8,759,548	8,769,967
Municipal securities	—	420,957	420,957
Sovereign obligations	—	2,120,421	2,120,421
Loans and other receivables	—	478,693	478,693
Total	$2,930,376	$16,013,959	$18,944,335

	November 30, 2015
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,195,912	$275,880	$2,471,792
Corporate debt securities	748,405	1,752,222	2,500,627
Mortgage- and asset-backed securities	—	3,537,812	3,537,812
U.S. government and federal agency securities	34,983	12,006,081	12,041,064
Municipal securities	—	357,350	357,350
Sovereign obligations	—	1,804,103	1,804,103
Loans and other receivables	—	462,534	462,534
Total	$2,979,300	$20,195,982	$23,175,282
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	August 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,629,631	$85,895	$794,824	$420,026	$2,930,376
Repurchase agreements	7,832,265	3,952,072	2,763,570	1,466,052	16,013,959
Total	$9,461,896	$4,037,967	$3,558,394	$1,886,078	$18,944,335

	November 30, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,522,475	$—	$973,201	$483,624	$2,979,300
Repurchase agreements	7,850,791	5,218,059	5,291,729	1,835,403	20,195,982
Total	$9,373,266	$5,218,059	$6,264,930	$2,319,027	$23,175,282

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract or custom to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2016 and November 30, 2015, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.6 billion and $26.2 billion, respectively. At August 31, 2016 and November 30, 2015, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2016
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$8,460,736	$—	$8,460,736	$(831,732)	$(1,063,399)	$6,565,605
Reverse repurchase agreements	11,921,719	(7,883,525)	4,038,194	(133,611)	(3,878,141)	26,442
Liabilities:
Securities lending arrangements	$2,930,376	$—	$2,930,376	$(831,732)	$(2,038,342)	$60,302
Repurchase agreements	16,013,959	(7,883,525)	8,130,434	(133,611)	(6,707,666)	1,289,157

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2015
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$6,975,136	$—	$6,975,136	$(478,991)	$(667,099)	$5,829,046
Reverse repurchase agreements	14,048,860	(10,191,554)	3,857,306	(83,452)	(3,745,215)	28,639
Liabilities:
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

(3)
Amounts include $6,520.3 million of securities borrowing arrangements, for which we have received securities collateral of $6,315.7 million, and $1,278.2 million of repurchase agreements, for which we have pledged securities collateral of $1,326.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,796.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,613.3 million, and $1,807.2 million of repurchase agreements, for which we have pledged securities collateral of $1,875.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $1,026.9 million and $751.1 million at August 31, 2016 and November 30, 2015, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Note 7. Securitization Activities
We engage in securitization activities related to corporate loans, commercial mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 8, Variable Interest Entities, for further discussion on VIEs and our determination of the primary beneficiary.
We account for our securitization transactions as sales provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in the Consolidated Statement of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included within Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Transferred assets	$1,390.7	$853.9	$4,523.5	$3,931.5
Proceeds on new securitizations	1,394.0	888.1	4,541.3	3,979.6
Cash flows received on retained interests	6.3	10.7	24.9	28.6
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2016 and November 30, 2015.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2016
Securitization Type	Total Assets	Retained Interests
U.S. government agency RMBS	$16,661.6	$32.6
U.S. government agency CMBS	4,027.5	22.7
CLOs	3,747.5	55.9
Consumer and other loans	737.3	31.2

	November 30, 2015
Securitization Type	Total Assets	Retained Interests
U.S. government agency RMBS	$10,901.9	$203.6
U.S. government agency CMBS	2,313.4	87.2
CLOs	4,538.4	51.5
Consumer and other loans	655.0	31.0
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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs, although the securities are included in Financial instruments owned. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage- and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8, Variable Interest Entities.

Note 8. Variable Interest Entities
VIEs are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations,

•	Financing of agency and non-agency mortgage- and other asset-backed securities,

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments, and

•	Loans to, investments in and fees from various investment vehicles.
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2016 and November 30, 2015 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2016		November 30, 2015
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$9.7	$0.7	$0.5	$1.5
Financial instruments owned	90.6	0.6	68.3	0.6
Securities purchased under agreement to resell (1)	604.0	—	717.3	—
Fees, interest and other receivables	0.5	—	0.3	0.2
Total assets	$704.8	$1.3	$786.4	$2.3
Other secured financings (2)	$692.8	$—	$785.0	$—
Other liabilities	11.3	0.2	1.4	0.3
Total liabilities	$704.1	$0.2	$786.4	$0.3

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $86.5 million and $22.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2016 and November 30, 2015, respectively.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2016
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$73.3	$7.6	$326.7	$4,879.1
Consumer loan vehicles	170.0	—	607.2	1,231.4
Related party private equity vehicles	38.3	—	64.2	157.5
Other private investment vehicles	57.4	—	58.9	3,977.7
Total	$339.0	$7.6	$1,057.0	$10,245.7

	November 30, 2015
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$73.6	$0.2	$458.1	$6,368.7
Consumer loan vehicles	188.3	—	845.8	1,133.0
Related party private equity vehicles	39.3	—	65.8	168.2
Other private investment vehicles	51.3	—	52.8	4,312.0
Total	$352.5	$0.2	$1,422.5	$11,981.9
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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In addition, we own variable interests in CLOs previously managed by us. Our variable interests consist of debt securities and a right to a portion of the CLO's management and incentive fees. Our exposure to loss from these CLOs is limited to our investments in the debt securities held. Management and incentive fees are accrued as the amounts become realizable. These CLOs represent interests in assets consisting primarily of senior secured loans, unsecured loans and high yield bonds.
Consumer Loan Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Related Party Private Equity Vehicles. We have committed to invest equity in private equity funds (the "JCP Funds") managed by Jefferies Capital Partners, LLC (the "JCP Manager"). Additionally, we have committed to invest equity in the general partners of the JCP Funds (the "JCP General Partners") and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the "JCP Entities") consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities is $148.1 million, of which $125.1 million and $124.6 million was funded at August 31, 2016 and November 30, 2015, respectively. The carrying value of our equity investments in the JCP Entities was $38.3 million and $39.3 million at August 31, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
We have also provided a guarantee of a portion of Energy Partners I, LP's obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by our employees. The maximum exposure to loss of the guarantee was $3.0 million at August 31, 2016 and November 30, 2015. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Other Private Investment Vehicles. As of August 31, 2016 and November 30, 2015, we had equity commitments to invest $75.8 million and $50.8 million, respectively, in various other private investment vehicles, of which $74.3 million and $49.3 million was funded, respectively. The carrying value of our equity investments was $57.4 million and $51.3 million at August 31, 2016 and November 30, 2015, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and nonagency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned on our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or GNMA ("Ginnie Mae")) or nonagency sponsored SPEs and may purchase loans or mortgage-backed securities from third parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of nonagency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At August 31, 2016 and November 30, 2015, we held $1,341.1 million and $3,359.1 million of agency mortgage-backed securities, respectively, and $515.0 million and $630.5 million of nonagency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At August 31, 2016, we and MassMutual each have equity commitments to Jefferies Finance of $600.0 million for a combined total commitment of $1.2 billion. At August 31, 2016, we have funded $497.4 million of our $600.0 million commitment, leaving $102.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit is a committed amount of $500.0 million at August 31, 2016. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2017 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2016 and November 30, 2015, we have funded $0.0 and $19.3 million, respectively, of each of our $250.0 million and $250.0 million commitments, respectively.
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2016	November 30, 2015
Total assets	$7,344.9	$7,292.1
Total liabilities	6,406.2	6,297.3
Total equity	938.7	994.8
Our total equity balance	469.3	497.4
The results of Jefferies Finance were net earnings of $22.8 million and a net loss of $55.0 million for the three and nine months ended August 31, 2016, respectively, and net earnings of $47.8 million and $109.8 million for the three and nine months ended August 31, 2015, respectively.
We engage in debt capital markets transactions with Jefferies Finance related to the originations of loans by Jefferies Finance. In connection with such transactions, we earned fees of $19.0 million and $42.1 million during the three and nine months ended August 31, 2016, respectively, and $53.3 million and $108.8 million during the three and nine months ended August 31, 2015, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $1.6 million during the nine months ended August 31, 2016, and $1.5 million and $3.1 million during the three and nine months ended August 31, 2015, respectively, which are recognized as Business development expenses in the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We acted as placement agent in connection with several CLOs managed by Jefferies Finance for which we recognized fees of $1.3 million for both the three and nine months ended August 31, 2016 and $3.1 million during the nine months ended August 31, 2015, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At August 31, 2016 and November 30, 2015, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO.
We acted as underwriter in connection with senior notes issued by Jefferies Finance, for which we recognized underwriting fees of $1.3 million during the nine months ended August 31, 2015.
Under a service agreement, we charged Jefferies Finance $7.2 million and $35.8 million for services provided during the three and nine months ended August 31, 2016, respectively, and $8.4 million and $43.3 million during the three and nine months ended August 31, 2015, respectively. Receivables from Jefferies Finance, included within Other assets on the Consolidated Statements of Financial Condition, were $0.0 million and $7.8 million at August 31, 2016 and November 30, 2015, respectively.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation ("GIC") and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. In March 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC. During the second quarter of 2016, Jefferies LoanCore aggregate equity commitments were reduced from $600.0 million to $400.0 million. At August 31, 2016 and November 30, 2015, we had funded $89.6 million and $207.4 million, respectively, of each of our $194.0 million and $291.0 million equity commitments, respectively, and have a 48.5% voting interest in Jefferies LoanCore.
The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	August 31, 2016	November 30, 2015
Total assets	$1,610.4	$2,069.1
Total liabilities	1,264.6	1,469.8
Total equity	345.8	599.3
Our total equity balance	167.7	290.7
The net earnings of Jefferies LoanCore were $13.4 million and $36.1 million for the three and nine months ended August 31, 2016, respectively, and $25.1 million and $61.6 million for the three and nine months ended August 31, 2015, respectively.
Under a service agreement, we charged Jefferies LoanCore $47,000 and $142,000 for the three and nine months ended August 31, 2016, respectively, and $47,000 and $143,000 for the three and nine months ended August 31, 2015, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $16,000 and $16,000 at August 31, 2016 and November 30, 2015, respectively.
In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees of $1.0 million and $1.6 million during the three and nine months ended August 31, 2015, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $28.8 million and $29.7 million at August 31, 2016 and November 30, 2015, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). The results from these investments were a gain of $5.8 million for the three months ended August 31, 2016, a loss of $1.4 million for the nine months ended August 31, 2016 and losses of $3.4 million and $26.3 million for the three and nine months August 31, 2015, respectively, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.
At August 31, 2016 and November 30, 2015, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2016, our unfunded commitment relating to JCP Fund V was $11.3 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

					June 30, 2016 (1)	December 31, 2015 (1)
Total assets					$81,855	$76,555
Total liabilities					68	99
Total partners' capital					81,787	76,456

	Three Months Ended
	June 30, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)	June 30, 2015 (1)	March 31, 2015 (1)	December 31, 2014 (1)
Net increase (decrease) in net assets resulting from operations	$17,137	$(11,806)	$(7,886)	$(8,875)	$1,478	$(65,700)

(1)
Financial information for JCP Fund V within our financial position and results of operations at August 31, 2016 and November 30, 2015 and for the three and nine months ended August 31, 2016 and August 31, 2015 is included based on the presented periods.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	August 31, 2016	November 30, 2015
Capital Markets	$1,642,293	$1,653,588
Asset Management	3,000	3,000
Total goodwill	$1,645,293	$1,656,588
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2016 (in thousands):

Balance at November 30, 2015	$1,656,588
Translation adjustments	(11,295)
Balance at August 31, 2016	$1,645,293
Goodwill Impairment Testing
A reporting unit is an operating segment or one level below an operating segment. The quantitative goodwill impairment test is performed at the level of the reporting unit and consists of two steps. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit's goodwill.
Allocated equity plus allocated goodwill and intangible assets are used as a proxy for the carrying amount of each reporting unit. The amount of equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our annual goodwill impairment testing at August 1, 2016 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities, and Fixed Income reporting units for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2016, goodwill allocated to these reporting units is $1,642.3 million of total goodwill of $1,645.3 million. For the remaining less significant reporting unit, we have used a net asset approach for valuation and the fair value of each of the reporting units is equal to its book value.
Intangible Assets
Intangible assets are included in Other assets in the Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, dispositions, accumulated amortization, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2016 and November 30, 2015 (dollars in thousands):

	August 31, 2016					Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$126,081	$—	$—	$(40,453)	$85,628	12.3
Trade name	128,845	—	—	(12,884)	115,961	31.5
Exchange and clearing organization membership interests and registrations	11,860	(1,379)	(1,284)	—	9,197	N/A
Total	$266,786	$(1,379)	$(1,284)	$(53,337)	$210,786

(1)	Activity is related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.

	November 30, 2015			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$127,667	$(34,754)	$92,913	12.9
Trade name	131,288	(10,315)	120,973	32.3
Exchange and clearing organization membership interests and registrations	11,897	—	11,897	N/A
Total	$270,852	$(45,069)	$225,783
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2016. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $1.3 million on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.1 million for the three and nine months ended August 31, 2016, respectively, and $3.1 million and $9.2 million for the three and nine months ended August 31, 2015, respectively. These expenses are included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2016	$3,049
Year ended November 30, 2017	12,198
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2016 and November 30, 2015 include bank loans and overdrafts that are payable on demand and that must be repaid within one year or less, as well as borrowings under revolving loan and credit facilities as follows (in thousands):

	August 31, 2016	November 30, 2015
Bank loans (1)	$262,711	$262,000
Secured revolving loan facility	67,986	48,659
Floating rate puttable notes	101,538	—
Total short-term borrowings	$432,235	$310,659

(1)	Amount includes $0.7 million related to bank overdrafts at August 31, 2016.
At August 31, 2016, the weighted average interest rate on short-term borrowings outstanding is 1.47% per annum. Average daily short-term borrowings outstanding were $414.4 million and $372.3 million for the three and nine months ended August 31, 2016, respectively, and $18.5 million and $44.9 million for the three and nine months ended August 31, 2015, respectively. Bank loans are typically overnight loans used to finance financial instruments owned or clearing related balances, but are not part of our systemic funding model and generally bear interest at a spread over the federal funds rate.
On April 8, 2016, May 3, 2016 and July 29, 2016, under our $2.0 billion Euro Medium Term Note Program, we issued floating rate puttable notes with principal amounts of €30.0 million, €11.0 million and €50.0 million, respectively. These notes are puttable three months after the issuance date.
On February 19, 2016, we entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of our margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points. There were no borrowings outstanding at August 31, 2016.
On October 29, 2015, we entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.
The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2016, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) at August 31, 2016 and November 30, 2015 (in thousands):

	August 31, 2016	November 30, 2015
Unsecured long-term debt
5.5% Senior Notes, due March 15, 2016 (effective interest rate of 2.52%)	$—	$353,025
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	820,974	830,298
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	785,411	806,125
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	555,962	526,436
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	827,601	838,765
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	4,035	3,779
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	619,000	620,890
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	378,292	379,711
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (1)	346,473	347,307
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,481	512,730
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,415	421,656
Structured Notes (2)	211,094	—
Total long-term debt	$5,482,738	$5,640,722

(1)
The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three and nine months ended August 31, 2016 and 2015.

(2)	Includes $204.4 million at fair value at August 31, 2016.
During the nine months ended August 31, 2016, we issued structured notes with a total principal amount of approximately $218.6 million. Certain of the structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. During the nine months ended August 31, 2016, approximately $350.0 million of long-term borrowings matured or were retired.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.
Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At September 15, 2016, each $1,000 debenture is currently convertible into 22.7041 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $44.04 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition. At August 31, 2016 and November 30, 2015, the fair value of the conversion option was not material.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Noncontrolling Interests
Noncontrolling interests represent equity interests in consolidated subsidiaries, composed primarily of asset management entities and investment vehicles set up for the benefit of our employees that are not attributable, either directly or indirectly, to us (i.e., minority interests). The following table presents noncontrolling interests at August 31, 2016 and November 30, 2015 (in thousands):

	August 31, 2016	November 30, 2015
Global Equity Event Opportunity Fund, LLC (1)	$4,547	$26,292
Other	643	1,176
Noncontrolling interests	$5,190	$27,468

(1)
On December 1, 2015, the entity was deconsolidated due to the adoption of ASU No. 2015-02. (See Note 3, Accounting Developments, for further information on the adoption of this guidance.) No gain or loss was recognized upon deconsolidation. Noncontrolling interests attributed to Leucadia were $26.3 million at November 30, 2015. During the nine months ended August 31, 2016, the entity was consolidated due to investments by us and a third party.

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
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts is included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $16.0 million and $15.3 million at August 31, 2016 and November 30, 2015, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The components of net periodic pension cost (income) for our pension plans are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
U.S. Pension Plan	2016	2015	2016	2015
Components of net periodic pension cost (income):
Service cost	$100	$63	$300	$189
Interest cost on projected benefit obligation	587	585	1,761	1,755
Expected return on plan assets	(730)	(848)	(2,190)	(2,544)
Net periodic pension income	$(43)	$(200)	$(129)	$(600)

	Three Months Ended August 31,		Nine Months Ended August 31,
German Pension Plan	2016	2015	2016	2015
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$133	$132	$398	$395
Net amortization	83	82	246	245
Net periodic pension cost	$216	$214	$644	$640
Employer Contributions. Our funding policy is to contribute to the plans at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $3.0 million to the U.S. Pension Plan during the nine months ended August 31, 2016. We did not contribute to the German Pension Plan during the nine months ended August 31, 2016. We do not expect to make any additional contributions to the plans during the remainder of the fiscal year.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Components of compensation cost:
Restricted cash awards	$56.0	$39.4	$190.1	$142.9
Restricted stock and RSUs (1)	6.4	13.8	17.8	53.8
Profit sharing plan	1.0	0.6	5.3	5.3
Total compensation cost	$63.4	$53.8	$213.2	$202.0

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remaining unamortized amounts related to certain compensation plans at August 31, 2016 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$29.2	2
Restricted cash awards	499.8	3
Total	$529.0
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
Restricted stock and RSUs may be granted to new employees as sign-on awards, to existing employees as retention awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if we determine that it is probable that the performance condition will be achieved. Awards granted to senior executives related to the 2015 fiscal year did not meet performance targets, and as a result, compensation expense has been adjusted to reflect the reduced number of shares that have vested.
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

Note 16. Income Taxes
At August 31, 2016 and November 30, 2015, we had approximately $106.1 million and $107.9 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $71.0 million and $71.9 million (net of benefits of taxes) at August 31, 2016 and November 30, 2015, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At August 31, 2016 and November 30, 2015, we had interest accrued of approximately $38.3 million and $32.8 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the nine months ended August 31, 2016 and the year ended November 30, 2015.
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

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Maximum Payout
Equity commitments (1)	$1.5	$7.9	$—	$11.3	$213.7	$234.4
Loan commitments (1)	—	306.4	82.2	54.4	—	443.0
Mortgage-related and other purchase commitments	838.0	263.2	1,265.2	21.6	—	2,388.0
Underwriting commitments	—	223.2	—	—	—	223.2
Forward starting reverse repos and repos	166.3	—	—	—	—	166.3
Other unfunded commitments (1)	65.8	142.6	26.8	5.1	32.3	272.6
Total commitments	$1,071.6	$943.3	$1,374.2	$92.4	$246.0	$3,727.5

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
In addition, in March 2016, we entered into a lease agreement for office space in London. Beginning in fiscal 2020, we will have a contractual obligation to pay approximately £8.1 million per year for 18 years.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At August 31, 2016, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $23.1 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at August 31, 2016, we had other outstanding equity commitments to invest up to $4.3 million in various other investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2016, we had $192.9 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2016 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $185.2 million at August 31, 2016.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2016 (in millions):

	Expected Maturity Date (fiscal years)
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$20,564.3	$5,702.8	$377.9	$—	$437.4	$27,082.4
Written derivative contracts—credit related	—	—	91.7	258.7	—	350.4
Total derivative contracts	$20,564.3	$5,702.8	$469.6	$258.7	$437.4	$27,432.8
At August 31, 2016 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/ Aaa	AA/Aa	A	BBB/ Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$24.0	$—	$—	$83.7	$—	$107.7
Single name credit default swaps	$—	$—	$59.9	$38.6	$144.2	$242.7

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2016, the fair value of derivative contracts meeting the definition of a guarantee is approximately $320.3 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE and a guarantee of a credit agreement with an indefinite term for a fund owned by employees. At August 31, 2016, the maximum amount payable under these guarantees is $21.3 million.
Standby Letters of Credit. At August 31, 2016, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $36.5 million, which expire within two years. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly, no liability has been recognized for these arrangements.

Note 18. Net Capital Requirements
As broker-dealers registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies and Jefferies Execution are subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and have elected to calculate minimum capital requirements under the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies is also registered as an FCM and is subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At August 31, 2016, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,424,378	$1,340,682
Jefferies Execution	7,330	7,080
FINRA is the designated self-regulatory organization (“DSRO”) for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is authorized and regulated by the Financial Conduct Authority in the U.K.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 19. Segment Reporting
We operate in two principal segments – Capital Markets and Asset Management. The Capital Markets segment includes our securities, commodities, futures and foreign exchange brokerage trading activities and investment banking, which is composed of underwriting and financial advisory activities. The Capital Markets reportable segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management segment provides investment management services to investors in the U.S. and overseas.
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

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Capital Markets:
Net revenues	$641.9	$565.1	$1,601.6	$1,916.7
Expenses	$558.2	$564.5	$1,693.6	$1,829.3
Asset Management:
Net revenues	$12.6	$13.8	$71.2	$45.5
Expenses	$15.5	$7.3	$45.8	$28.2
Total:
Net revenues	$654.5	$578.9	$1,672.8	$1,962.2
Expenses	$573.7	$571.8	$1,739.4	$1,857.5
The following table summarizes our total assets by segment (in millions):

	August 31, 2016	November 30, 2015
Segment assets:
Capital Markets	$37,305.7	$37,804.9
Asset Management	821.9	759.0
Total assets	$38,127.7	$38,564.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Americas (1)	$500,190	$454,996	$1,257,192	$1,508,639
Europe (2)	126,476	103,959	349,700	392,163
Asia	27,784	19,973	65,953	61,352
Net revenues	$654,450	$578,928	$1,672,845	$1,962,154

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2016 and November 30, 2015, our equity investments in Private Equity Related Funds were in aggregate $38.4 million and $39.6 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds and service charges (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Other revenues and investment income (loss)	$6,048	$(3,495)	$(1,664)	$(27,707)
Service charges	201	630	537	1,089
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At August 31, 2016 and November 30, 2015, we have commitments to purchase $685.0 million and $752.4 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. ("HRG"). As part of our loan secondary trading activities we had unsettled purchases and sales of loans pertaining to portfolio companies within funds managed by HRG, which is partially owned by Leucadia, of $261.6 million at November 30, 2015. Additionally, we recognized investment banking and advisory revenues of $1.3 million during the nine months August 31, 2015.
Officers, Directors and Employees. At August 31, 2016 and November 30, 2015, we had $40.7 million and $28.3 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At August 31, 2016 and November 30, 2015, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $5.1 million and $19.6 million for the three and nine months ended August 31, 2016, respectively, and $11.0 million and $22.2 million for the three and nine months ended August 31, 2015, respectively. At August 31, 2016 and November 30, 2015, we had a receivable from Leucadia of $2.1 million and $10.2 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At August 31, 2016 and November 30, 2015, we had a payable to Leucadia of $3.3 million and $0.6 million, respectively, related to certain services provided by Leucadia, which is included within Other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At August 31, 2016 and November 30, 2015, a net current tax receivable from Leucadia of $146.3 million and $109.5 million, respectively, is included in Other assets on the Consolidated Statements of Financial Condition.

•	Of the total noncontrolling interests in asset management entities that are consolidated by us at November 30, 2015, $26.3 million are attributed to Leucadia.

•	In March 2016, we made a capital contribution of $114.0 million to a hedge fund managed by a subsidiary of Leucadia.

•	In July 2016, Leucadia Funding LLC, a subsidiary of Leucadia, made a $30.0 million capital contribution to a hedge fund managed by us.

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Investment banking and advisory	$—	$—	$1,786	$21,200
Asset management	10	102	155	405
Commissions and other fees	—	1	88	38
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the over-the-counter transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax losses of the Jefferies Bache business were $1.9 million for the nine months ended August 31, 2016 and $64.1 million and $114.8 million for the three and nine months ended August 31, 2015, respectively.
In addition, we terminated our $750.0 million Credit Facility on July 31, 2015. During the three and nine months ended August 31, 2015, we recognized costs of $2.7 million and $3.8 million, respectively, related to Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following summarizes our recorded restructuring and impairment costs (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Severance costs	$—	$11,373	$279	$26,932
Accelerated amortization of restricted stock and restricted cash awards	—	2,442	41	6,902
Accelerated amortization of capitalized software	—	6,719	—	12,979
Contract termination costs	—	11,216	1,234	11,216
Other expenses	—	1,523	300	3,814
Total	$—	$33,273	$1,854	$61,843
Of the above costs, $341,000 for the nine months ended August 31, 2016 and $10.2 million and $21.0 million for the three and nine months ended August 31, 2015, respectively, are of a non-cash nature. Restructuring and exit costs are wholly attributed to our Capital Markets segment and were recorded in the following categories on the Consolidated Statement of Earnings (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Compensation and benefits	$—	$13,815	$320	$33,834
Technology and communications	—	17,935	1,234	24,195
Professional services	—	444	—	2,477
Other expenses	—	1,079	300	1,337
Total	$—	$33,273	$1,854	$61,843
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Total
Balance at November 30, 2015	$4,805	$—	$—	$4,805
Expenses	279	300	1,234	1,813	$41	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at August 31, 2016	$—	$—	$—	$—

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
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net revenues	$654,450	$578,928	$1,672,845	$1,962,154
Non-interest expenses	573,728	571,835	1,739,402	1,857,465
Earnings (loss) before income taxes	80,722	7,093	(66,557)	104,689
Income tax expense	39,564	4,609	5,112	29,470
Net earnings (loss)	41,158	2,484	(71,669)	75,219
Net earnings (loss) to noncontrolling interests	(11)	427	77	1,647
Net earnings (loss) attributable to Jefferies Group LLC	41,169	2,057	(71,746)	73,572
Effective tax rate	49.0%	65.0%	(7.7)%	28.2%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Introduction
Jefferies is a full-service, global investment banking firm that is a leader in providing insight, expertise and execution to investors, companies and governments. We provide a full range of investment banking, sales, trading, research and strategy services. Founded in 1962, we now have our global headquarters in New York City, our European headquarters in London and our Asia headquarters in Hong Kong. We have over thirty offices worldwide, including in Boston, Houston, Los Angeles, San Francisco, Frankfurt, Paris, Singapore, Tokyo, Mumbai, and Dubai.
We report our activities in two business segments: Capital Markets and Asset Management. Capital Markets includes our investment banking, sales and trading and other related services. Investment banking provides capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Our sales and trading businesses include market-making, sales and financing across the spectrum of equities, fixed income and foreign exchange products. Related services include among other things prime brokerage, research and corporate lending. Asset Management provides investment management services to investors in the U.S. and overseas.
During our fiscal third quarter, the business climate continued the stabilization trend that began in the second quarter. Although markets were subjected to volatility after the June 23, 2016 referendum vote by the United Kingdom to exit the European Union (the so-called "Brexit"), the trading environment was generally constructive. The equity markets saw an upward trend in stock prices (for example, the NASDAQ Composite Index, S&P 500 Index and the Dow Jones Industrial Average increased by 5.4%, 1.9% and 3.5%, respectively). Likewise, fixed-income markets experienced improved conditions as a neutral monetary policy in the United States and monetary easing in Europe continued to support the market and increase trading volumes as investors sought higher yielding securities. The investment banking industry, however, generally continued to experience lackluster volume in the equity capital and leveraged finance markets and lower merger-and-acquisition activity.
Executive Summary
Three Months Ended August 31, 2016
Net revenues for the three months ended August 31, 2016 increased by $75.6 million, or 13.0%, to $654.5 million compared to the $578.9 million recorded for the three months ended August 31, 2015. This increase primarily reflects solid net revenues in fixed income, as our mortgage, corporates, leveraged credit and emerging markets businesses particularly performed well on improved market conditions, compared with the prior year quarter. These results were partially offset by lower revenues in investment banking and equities. Investment banking results were impacted by lower transaction volume in equity and debt capital markets during the three months ended August 31, 2016. Equities net revenues were lower because net mark-to-market gains from other investments in equity securities in the prior year quarter were not repeated during the three months ended August 31, 2016. Our results were generally unaffected by the Brexit vote.
Non-interest expenses for the three months ended August 31, 2016 increased $1.9 million, or 0.3%, to $573.7 million compared with $571.8 million for the three months ended August 31, 2015, reflecting an increase in Compensation and benefits expense, partially offset by a decrease in Non-compensation expenses. Compensation and benefits expense for the three months ended August 31, 2016 was $376.4 million, an increase of $39.9 million, or 11.9% from the prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 57.5% for the three months ended August 31, 2016 compared with 58.1% in the prior year quarter. Non-compensation expenses for the three months ended August 31, 2016 were $197.3 million, a decrease of $38.0 million, or 16.2% from the comparable prior year quarter, which included Bache.
At August 31, 2016, we had 3,323 employees globally, a decrease of 342 employees from our headcount of 3,665 at the end of the prior year quarter. Our headcount decreased as the result of exiting of the Bache business, continued discipline in headcount and productivity management, and corporate services outsourcing.
On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. During the second quarter of 2016, we completed the exit of the futures business. Negative revenues globally from this business activity, which are included within our fixed income results, and expenses directly related to the Bache business, which are included within non-interest expenses, were $4.3 million and $59.8 million, respectively, for the prior year quarter. There were no meaningful revenues or expenses from the Bache business during fiscal 2016. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Nine Months Ended August 31, 2016
Net revenues for the nine months ended August 31, 2016 were $1,672.8 million compared with $1,962.2 million for the nine months ended August 31, 2015, a decrease of $289.4 million, or 14.7%. The results in the nine months ended August 31, 2016 were impacted by an extremely volatile bear market environment during the first three months of the nine month period, with meaningful improvement in the second and third quarters of the period. The beginning of the period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, the potential Brexit and an overall reduction in liquidity. In the second and third quarters of the period, most of our core businesses increased amid improved market conditions. The nine month period was characterized at various points by monetary easing by the European Central Bank, rising oil prices, a low interest rate environment, moderate economic growth in the U.S., uncertainty around the U.S. Federal Reserve's monetary policy and the impact of the Brexit.
The decrease in total net revenues for the nine months ended August 31, 2016, as compared to the nine months ended August 31, 2015, primarily reflects lower net revenues in investment banking and equities, partially offset by higher revenues in fixed income. Lower investment banking results are primarily attributable to lower transaction volume as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the period. The increase in fixed income revenues is due to higher levels of trading activity due to improved markets conditions compared with the prior year period. The decline in equities revenues was primarily attributable to a net loss of $20.0 million recognized during the nine months ended August 31, 2016 from our investment in two equity securities, including KCG, compared with gains of $41.3 million in the comparable prior year period from these two equity securities. The decline in results was also due to net mark-to-market gains from certain equity inventory positions in the nine months ended August 31, 2015, which were not repeated during the nine months ended August 31, 2016. Equities revenues also include a net loss of $27.5 million from our share of our Jefferies Finance joint venture, compared with net revenues of $54.9 million in the prior year period.
Net revenues in the nine months ended August 31, 2016 included investment income from managed funds of $4.0 million, compared with investment losses from managed funds of $26.0 million in the prior year period, primarily due to lower valuations in the energy and shipping sectors in the prior year period. Net revenues globally from the Bache business for the nine months ended August 31, 2015, which are included within our fixed income results, were $80.6 million. There were no meaningful revenues from the Bache business for the nine months ended August 31, 2016.
Non-interest expenses for the nine months ended August 31, 2016 decreased $118.1 million, or 6.4%, to $1,739.4 million compared with $1,857.5 million for the nine months ended August 31, 2015, reflecting a decrease in both Compensation and benefits expense and Non-compensation expenses. Compensation and benefits expense for the nine months ended August 31, 2016 was $1,141.5 million, a decrease of $41.0 million, or 3.5% from the comparable prior year period. Compensation and benefits expense as a percentage of Net revenues was 68.2% for the nine months ended August 31, 2016 compared with 60.3% in the prior year period. The unusually high compensation ratio is due to the exceptionally low net revenues and certain higher fixed compensation costs in the nine months ended August 31, 2016. Non-compensation expenses for the nine months ended August 31, 2016 were $597.9 million, a decrease of $77.1 million, or 11.4% from the comparable prior year period. Expenses directly related to the Bache business, which are included within non-interest expenses, for the nine months ended August 31, 2015 were $195.4 million. There were no meaningful expenses from the Bache business for the nine months ended August 31, 2016. For further information, refer to Note 21, Exit Costs in our consolidated financial statements.
Revenues by Source
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our equities and fixed income businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,				Nine Months Ended August 31,
	2016		2015		2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Equities	$148,308	22.7%	$203,077	35.1%	$373,593	22.3%	$634,754	32.3%
Fixed income	195,335	29.8	(18,151)	(3.1)	490,603	29.4	261,328	13.3
Total sales and trading	343,643	52.5	184,926	32.0	864,196	51.7	896,082	45.6
Equity	68,218	10.4	127,051	22.0	173,122	10.3	314,927	16.1
Debt	72,473	11.1	113,928	19.6	175,870	10.5	329,474	16.9
Capital markets	140,691	21.5	240,979	41.6	348,992	20.8	644,401	33.0
Advisory	154,239	23.6	148,841	25.7	429,914	25.7	421,676	21.5
Total investment banking	294,930	45.1	389,820	67.3	778,906	46.5	1,066,077	54.5
Asset management fees and investment income (loss) from managed funds:
Asset management fees	7,610	1.2	7,067	1.2	25,779	1.5	25,955	1.2
Investment income (loss) from managed funds	8,267	1.2	(2,885)	(0.5)	3,964	0.3	(25,960)	(1.3)
Total	15,877	2.4	4,182	0.7	29,743	1.8	(5)	(0.1)
Net revenues	$654,450	100.0%	$578,928	100.0%	$1,672,845	100.0%	$1,962,154	100.0%
Equities Net Revenues
Equities net revenues include equity commissions, principal transactions (including our investments in KCG Holdings, Inc. ("KCG") and other equity securities), and net interest revenue relating to cash equities, electronic trading, equity derivatives, convertible securities, prime brokerage, securities finance and alternative investment strategies generated by our equities sales and trading, equity finance and wealth management businesses. Equities revenues also include our share of the net earnings from our joint venture investments in Jefferies Finance, LLC ("Jefferies Finance") and Jefferies LoanCore, LLC ("Jefferies LoanCore"), which are accounted for under the equity method.
Three Months Ended August 31, 2016
Total equities net revenues were $148.3 million for the three months ended August 31, 2016, compared with $203.1 million for the three months ended August 31, 2015, a decrease of $54.8 million. For the three months ended August 31, 2016, our results include a net gain of $6.1 million from our investment in KCG, compared with a net loss of $28.3 million in the prior year quarter.
During the three months ended August 31, 2016, U.S. equity markets were characterized by an upward trend in stock prices. The NASDAQ Composite Index, S&P 500 Index and the Dow Jones Industrial Average increased by 5.4%, 1.9% and 3.5%, respectively. Equities trading revenues were solid across most of our equities sales and trading businesses driven by increased client flows. These results were partially offset by lower equity derivatives trading revenues. The net decline in equities net revenues was primarily due to net mark-to-market gains from other investments in equity securities in the prior year quarter, which were not repeated during the three months ended August 31, 2016.
Equities results during the three months ended August 31, 2016 also included net revenues of $11.4 million from our share of Jefferies Finance, compared with net revenues of $23.9 million in the prior year quarter. Net revenue from our share of Jefferies LoanCore during the three months ended August 31, 2016 decreased compared to the prior year quarter. Results in both Jefferies Finance and Jefferies LoanCore are lower due to fewer loan closings and securitizations in the three months ended August 31, 2016 over the comparable quarter.
Nine Months Ended August 31, 2016
Total equities net revenues were $373.6 million for the nine months ended August 31, 2016, a decrease of $261.2 million compared with $634.8 million for the nine months ended August 31, 2015. Results during the nine months ended August 31, 2016 include a net loss of $20.0 million from our investment in two equity securities, including KCG, compared with gains of $41.3 million in the prior year period from these two equity securities. In addition, equities net revenues for the nine months ended August 31, 2015 included significant gains on additional securities positions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During the nine months ended August 31, 2016, U.S. equity market conditions were characterized by a downward trend in stock prices during the first quarter, with higher stock prices during the second and third quarters. In the nine months ended August 31, 2016, the NASDAQ Composite Index increased by 2.0% while the S&P 500 Index and the Dow Jones Industrial Average increased 2.7% and 3.8%, respectively. Our U.S and European cash equities and our electronic trading businesses increased trading revenues on higher client flows for the nine months ended August 31, 2016, as compared to the prior year period, while our Asia cash equities revenues declined because of a challenging market environment. Convertibles trading revenues declined driven by weakness in the energy sector over the nine month 2016 period. Additionally, certain strategic investments contributed positively to equities revenues due to strategic positioning within the energy markets and as a result of volatility and financial and U.S. currency exposures.
Equities revenues during the nine months ended August 31, 2016 included a net loss of $27.5 million from our share of Jefferies Finance, primarily due to the mark down of certain loans held for sale compared with net revenues of $54.9 million in the prior year period. Net revenue from our share of Jefferies LoanCore also decreased during the nine months ended August 31, 2016 as compared to the prior year period due to a decrease in loan closings and syndications as compared to the prior year period.
Fixed Income Net Revenues
Fixed income revenues include commissions, principal transactions and net interest revenue from investment grade corporate bonds, mortgage- and asset-backed securities, government and agency securities, municipal bonds, emerging markets debt, high yield and distressed securities, bank loans, foreign exchange and commodities trading activities generated by our fixed income sales and trading businesses.
Three Months Ended August 31, 2016
Fixed income net revenues increased by $213.5 million to $195.3 million for the three months ended August 31, 2016, compared with negative revenues of $18.2 million in the three months ended August 31, 2015. The 2015 quarter included $4.3 million of negative revenues globally from the futures business activity and we completed the exit of the futures business during the second quarter of 2016. We recorded higher revenues in largely all of our core fixed income businesses compared with the prior year quarter due to improving financial market and secondary market trading conditions and reduced risk exposure, partially offset by lower revenues in our international rates business on lower trading volumes.
The three months ended August 31, 2016 were characterized by improved market conditions amid monetary easing by the European Central Bank, corporate new issuances, a continued low interest rate environment driving investors toward higher yielding assets and moderate economic growth in the U.S., partially offset by continued concerns about global economic growth and uncertainty around the impact of the Brexit. Revenues for the quarter from our corporates business increased as compared to the prior year quarter due to an increase in new issuances resulting from increased client activity. Results in our emerging markets business were higher due to increased trading volumes, an upgraded sales and trading team and increased levels of volatility during the quarter. The municipal securities business performed well compared with the prior year quarter as market technicals drove increased client activity compared with net outflows in the prior year quarter. Revenues were significantly up in our leveraged credit business from the prior year quarter, driven by increased trading volumes within distressed and high yield and a reduction in risk, compared with mark-to-market write-downs in our inventory in the prior year quarter on global economic uncertainty and lower energy prices. Our mortgage business was positively impacted by increased demand for spread products, particularly, demand for higher yielding asset classes, after the Brexit vote, resulting in higher trading volumes and revenues.
Nine Months Ended August 31, 2016
Fixed income net revenues totaled $490.6 million for the nine months ended August 31, 2016, an increase of $229.3 million compared with net revenues of $261.3 million in the nine months ended August 31, 2015. The 2015 period included $80.6 million of net revenues globally from the futures business activity and we completed the exit of the futures business during the second quarter of 2016. There were no meaningful revenues from the Bache business during the nine months ended August 31, 2016. Excluding revenues from the futures business activity, revenues increased $309.9 million or 171.5%. We recorded higher revenues compared with the prior year period due to improved trading conditions across most core businesses, partially offset by lower revenues in our international rates and U.S. mortgages businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The beginning of the nine month period was characterized by concerns about the pace of global economic growth, outflows from the high yield market, forced selling from hedge funds, uncertainty over the weakness in the Chinese economy and the potential Brexit and an overall lack of liquidity. In the second and third quarters of the period, our core businesses mostly improved amid monetary easing by the European Central Bank and new issuances by most European governments, corporate new issuances, rising oil prices, a low interest rate environment and moderate U.S. economic growth. Results in our emerging markets business throughout the period were higher due to an upgraded sales and trading team and increased levels of volatility during the period. The municipal securities business performed well during the period as improved trading activity was driven by market technicals compared with net outflows in the prior year period. Revenues in our leveraged credit business were strong on increased trading volumes within distressed and high yield, as a result of an improved credit environment and reduced risk, as well as strategic growth in the business, compared with mark-to-market write-downs in the prior year period. Revenues from our corporates businesses increased as compared to the prior year period due to increased client activity on new issuance demand and demand for higher yielding investments. Volatility during the nine months ended August 31, 2016 due to fluctuating and then reduced expectations as to future Federal Reserve interest rate increases contributed to increased revenues in our U.S. rates business as compared to the prior year period.
Investment Banking Revenues
Investment banking revenues include capital markets and advisory revenues. Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities. Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.
The following table sets forth our investment banking revenues (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Equity	$68,218	$127,051	$173,122	$314,927
Debt	72,473	113,928	175,870	329,474
Capital markets	140,691	240,979	348,992	644,401
Advisory	154,239	148,841	429,914	421,676
Total	$294,930	$389,820	$778,906	$1,066,077
Three Months Ended August 31, 2016
Total investment banking revenues were $294.9 million for the three months ended August 31, 2016, $94.9 million lower than the three months ended August 31, 2015, due to a decrease in equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets remained slow throughout the three months ended August 31, 2016. Advisory revenues for the three months ended August 31, 2016 increased 3.6% compared to the prior year quarter and capital markets revenues for the three months ended August 31, 2016 decreased 41.6% from the prior year quarter.
From equity and debt capital raising activities, we generated $68.2 million and $72.5 million in revenues, respectively, for the three months ended August 31, 2016. During the three months ended August 31, 2016, we completed 316 public and private debt financings that raised $47.1 billion in aggregate and we completed 35 public equity and convertible offerings that raised $5.8 billion (33 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $154.2 million, including revenues from 40 merger and acquisition transactions and five restructuring transactions with an aggregate transaction value of $31.9 billion.
Investment banking revenues were $389.8 million for the three months ended August 31, 2015. From equity and debt capital raising activities, we generated $127.1 million and $113.9 million in revenues, respectively. During the three months ended August 31, 2015, we completed 297 public and private debt financings that raised $49.8 billion in aggregate and we completed 53 public equity and convertible offerings that raised $15.8 billion (50 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $148.8 million, including revenues from 44 merger and acquisition transactions and three restructuring transactions with an aggregate transaction value of $26.3 billion.
Nine Months Ended August 31, 2016
Total investment banking revenues were $778.9 million for the nine months ended August 31, 2016, $287.2 million lower than the nine months ended August 31, 2015, due to lower equity and debt capital markets transaction volume, as new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the nine months ended August 31, 2016. Overall, advisory revenues for the nine months ended August 31, 2016 increased 2.0% compared to the prior year period and capital markets revenues in the nine months ended August 31, 2016 decreased 45.8% from the prior year period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

From equity and debt capital raising activities, we generated $173.1 million and $175.9 million in revenues, respectively, for the nine months ended August 31, 2016. During the nine months ended August 31, 2016, we completed 674 public and private debt financings that raised $126.3 billion in aggregate and we completed 78 public equity and convertible offerings that raised $14.6 billion (74 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $429.9 million, including revenues from 106 merger and acquisition transactions and nine restructuring transactions with an aggregate transaction value of $90.3 billion.
Investment banking revenues were $1,066.1 million for the nine months ended August 31, 2015. From equity and debt capital raising activities, we generated $314.9 million and $329.5 million in revenues, respectively. During the nine months ended August 31, 2015, we completed 804 public and private debt financings that raised $161.2 billion in aggregate and we completed 151 public equity and convertible offerings that raised $37.4 billion (138 of which we acted as sole or joint bookrunner). Financial advisory revenues totaled $421.7 million, including revenues from 116 merger and acquisition transactions and seven restructuring transactions with an aggregate transaction value of $89.9 billion.
Asset Management Fees and Investment Income (Loss) from Managed Funds
Asset management revenues include management and performance fees from funds and accounts managed by us, management and performance fees from related party managed funds and accounts and investment income (loss) from our investments in these funds, accounts and related party managed funds. The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets.
The following summarizes the results of our Asset Management businesses by asset class (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015 (1)	2016	2015 (1)
Asset management fees:
Fixed income (2)	$383	$1,678	$1,150	$3,242
Equities	634	40	1,375	4,805
Multi-asset	6,593	5,322	23,254	15,227
Convertibles (3)	—	27	—	2,681
Total asset management fees	7,610	7,067	25,779	25,955
Investment income (loss) from managed funds	8,267	(2,885)	3,964	(25,960)
Total	$15,877	$4,182	$29,743	$(5)

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

(2)
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

(3)
During the fourth quarter of 2014, as part of a strategic review of our business, we decided to liquidate our International Asset Management business, which provided long only investment solutions in global convertible bonds to institutional investors. Asset management fees from this business comprise our convertibles asset strategy in the table above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Period end assets under management by predominant asset strategy were as follows (in millions):

	August 31, 2016	November 30, 2015
Assets under management (1):
Equities	$128	$18
Multi-asset	835	688
Total	$963	$706

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Compensation and benefits	$376,438	$336,499	$1,141,497	$1,182,484
Non-compensation expenses:
Floor brokerage and clearing fees	40,189	45,307	124,259	159,100
Technology and communications	64,512	89,378	196,000	234,126
Occupancy and equipment rental	24,987	25,967	74,498	74,571
Business development	20,259	30,527	67,700	78,865
Professional services	29,761	24,684	82,799	76,359
Other	17,582	19,473	52,649	51,960
Total non-compensation expenses	197,290	235,336	597,905	674,981
Total non-interest expenses	$573,728	$571,835	$1,739,402	$1,857,465
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
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012 and February 2016, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting. Such senior executive awards contain market and performance conditions and are being amortized over their respective future service periods. Compensation expense related to the amortization of share- and cash-based awards amounted to $62.4 million and $207.9 million for the three and nine months ended August 31, 2016, respectively, and $53.2 million and $196.7 million for the three and nine months ended August 31, 2015, respectively. Compensation and benefits expense directly related to the activities of our Bache business was $22.1 million and $80.6 million for the three and nine months ended August 31, 2015, respectively.
Compensation and benefits expense as a percentage of Net revenues was 57.5% and 68.2% for the three and nine months ended August 31, 2016, respectively, and 58.1% and 60.3% for the three and nine months ended August 31, 2015, respectively. The increase in the compensation ratio for the nine months ended August 31, 2016 as compared to the prior year period is due to the exceptionally low net revenues and certain higher fixed compensation costs.
Employee headcount was 3,323 at August 31, 2016 and 3,665 at August 31, 2015. Since August 31, 2015, our headcount has decreased as the result of exiting of the Bache business, continued discipline in headcount and productivity management and corporate services outsourcing.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
Three Months Ended August 31, 2016
Non-compensation expenses were $197.3 million for the three months ended August 31, 2016, a decrease of $38.0 million, or 16.2% compared with $235.3 million in the three months ended August 31, 2015. Non-compensation expenses as a percentage of Net revenues was 30.1% and 40.7% for the three months ended August 31, 2016 and August 31, 2015, respectively.
The decrease in Non-compensation expenses during the three months ended August 31, 2016 was due to a decrease in expenses generally across almost all expense categories. Floor brokerage and clearing expenses during the three months ended August 31, 2016 decreased 11.3%, primarily reflecting the wind down of the Jefferies Bache business and lower trading volumes in our equities options and Asia equities trading businesses. Technology and communications expense decreased 27.8% during the three months ended August 31, 2016, primarily due to accelerated depreciation on capitalized software related to our Jefferies Bache business recognized during the three months ended August 31, 2015. Business development expense decreased 33.6%, primarily reflecting lower costs in respect of travel and conferences. In both quarters, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expense. Non-compensation expenses associated directly with the activities of the Bache business were $37.7 million for the three months ended August 31, 2015. We completed the exit of the Bache business during the second quarter of 2016.
Nine Months Ended August 31, 2016
Non-compensation expenses were $597.9 million for the nine months ended August 31, 2016, a decrease of $77.1 million, or 11.4% compared with $675.0 million in the nine months ended August 31, 2015. The decrease was primarily due to a decrease in Floor brokerage and clearing expenses, Technology and communications expenses and Business development expenses. Non-compensation expenses as a percentage of Net revenues was 35.7% and 34.4% for the nine months ended August 31, 2016 and August 31, 2015, respectively. Non-compensation expenses associated directly with the activities of the Bache business were $114.8 million for the nine months ended August 31, 2015, which we completed the exit of at May 31, 2016.
Income Taxes
For the three and nine months ended August 31, 2016, the income tax expense was $39.6 million and $5.1 million, respectively, equating to an effective tax rate of 49.0% and (7.7)%, respectively. For the three and nine months ended August 31, 2015, the provision for income taxes was $4.6 million and $29.5 million, respectively, equating to an effective tax rate of 65.0% and 28.2%, respectively. The change in the effective tax rate during the three months ended August 31, 2016 as compared with the prior year quarter is primarily due to a change in the geographical mix of earnings and a change in the forecasted full year projected effective tax rate.
Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments, in our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Critical Accounting Policies
The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to the financial statements.
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
The following is a summary of the fair value of major categories of financial instruments owned and financial instruments sold, not yet purchased at August 31, 2016 and November 30, 2015 (in thousands):

	August 31, 2016		November 30, 2015
	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased	Financial Instruments Owned	Financial Instruments Sold, Not Yet Purchased
Corporate equity securities	$2,149,879	$1,741,068	$2,027,989	$1,418,933
Corporate debt securities	2,529,310	1,705,150	2,893,041	1,556,941
Government, federal agency and other sovereign obligations	5,756,354	3,586,703	5,792,233	2,831,117
Mortgage- and asset-backed securities	2,045,709	—	4,166,362	117
Loans and other receivables	1,401,549	539,028	1,312,333	769,408
Derivatives	330,582	372,123	251,080	208,548
Investments at fair value	114,536	—	116,078	—
Total	$14,327,919	$7,944,072	$16,559,116	$6,785,064
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Level 3 Assets and Liabilities – The following table reflects the composition of our Level 3 assets and Level 3 liabilities included within financial instruments by asset class at August 31, 2016 and November 30, 2015 (in thousands):

	Financial Instruments Owned		Financial Instruments Sold, Not Yet Purchased
	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015
Investments at fair value	$85,036	$53,120	$—	$—
Loans and other receivables	78,457	189,289	848	10,469
Other asset-backed securities	61,112	42,925	—	—
Residential mortgage-backed securities	46,881	70,263	—	—
Collateralized debt obligations	44,070	85,092	—	—
Corporate debt securities	35,007	25,876	523	—
Municipal securities	27,257	—	—	—
Commercial mortgage-backed securities	24,593	14,326	—	—
Corporate equity securities	22,195	40,906	38	38
Derivatives	9,560	19,785	20,607	19,543
Sovereign obligations	—	120	—	—
Total Level 3 financial instruments	$434,168	$541,702	$22,016	$30,050
Total Level 3 financial instruments as a percentage of total financial instruments	3.0%	3.3%	0.3%	0.4%
For additional information on other assets and liabilities measured at fair value, see Note 4, Fair Value Disclosures, in our consolidated financial statements.
The following table reflects activity with respect to our Level 3 assets and net liabilities (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Assets:
Transfers from Level 3 to Level 2	$91.8	$91.4	$114.5	$88.1
Transfers from Level 2 to Level 3	147.0	73.4	157.8	157.7
Net gains (losses)	(48.3)	64.9	(93.1)	48.5
Net liabilities:
Transfers from Level 3 to Level 2	$2.1	$51.5	$14.7	$54.8
Transfers from Level 2 to Level 3	0.9	1.5	0.1	2.6
Net gains (losses)	5.4	1.7	(2.8)	(2.3)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Goodwill
At August 31, 2016, goodwill recorded on our Consolidated Statement of Financial Condition is $1,645.3 million (4.3% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2016.
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
The carrying values of goodwill by reporting unit at August 31, 2016 are as follows: $564.8 million in Investment Banking, $160.4 million in Equities and Wealth Management, $917.1 million in Fixed Income and $3.0 million in Strategic Investments.
The results of our assessment on August 1, 2016 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty regarding U.S. and global economic conditions, trading volumes and equity and debt capital market transaction levels.
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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	August 31, 2016	November 30, 2015	% Change
Total assets	$38,127.7	$38,564.0	(1.1)%
Cash and cash equivalents	3,159.1	3,510.2	(10.0)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,026.9	751.1	36.7%
Financial instruments owned	14,327.9	16,559.1	(13.5)%
Financial instruments sold, not yet purchased	7,944.1	6,785.1	17.1%
Total Level 3 assets	434.2	541.7	(19.8)%

Securities borrowed	$8,460.7	$6,975.1	21.3%
Securities purchased under agreements to resell	4,038.2	3,857.3	4.7%
Total securities borrowed and securities purchased under agreements to resell	$12,498.9	$10,832.4	15.4%

Securities loaned	$2,930.4	$2,979.3	(1.6)%
Securities sold under agreements to repurchase	8,130.4	10,004.4	(18.7)%
Total securities loaned and securities sold under agreements to repurchase	$11,060.8	$12,983.7	(14.8)%
Total assets at August 31, 2016 and November 30, 2015 were $38.1 billion and $38.6 billion, respectively, a decline of 1.1%. This decline reflects reductions that we implemented beginning in the fourth quarter of 2015 given our view of the market environment, which is also reflected in an overall reduction in risk at the comparable period ends. During the three and nine months ended August 31, 2016, average total assets were approximately 10.9% and 14.0%, respectively, higher than total assets at August 31, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at August 31, 2016 was $14.3 billion, a decrease of 13.5% from inventory of $16.6 billion at November 30, 2015, primarily due to decreases in mortgage- and asset-backed securities due to global market and economic concerns in the nine months ended August 31, 2016. Financial instruments sold, not yet purchased inventory was $7.9 billion and $6.8 billion at August 31, 2016 and November 30, 2015, respectively, with the increase primarily driven by government, federal agency and other sovereign obligations and corporate debt and equity securities inventory due to increased market volatility caused by concerns about the pace of global economic growth, uncertainty around the U.S. Federal Reserve's monetary policy and the impact of the Brexit vote, partially offset by a decrease in loans and other receivables due to settlements during the nine months ended August 31, 2016. Our overall net inventory position was $6.4 billion and $9.8 billion at August 31, 2016 and November 30, 2015, respectively. The change in our net inventory balance is attributed to a reduction in most net inventory positions, primarily mortgage- and asset-backed securities and government, federal agency and other sovereign obligations, partially offset by an increase in net loans. While our total Financial instruments owned declined from November 30, 2015 to August 31, 2016, our Level 3 financial instruments owned as a percentage of total financial instruments owned also declined to 3.0% at August 31, 2016 from 3.3% at November 30, 2015.
Securities financing assets and liabilities include both financing for our financial instruments trading activity and matched book transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 15.4% from November 30, 2015 to August 31, 2016, due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 14.8% from November 30, 2015 to August 31, 2016 due to decreases in our matched book activity and firm financing of our inventory, partially offset by a decrease in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2016 were 14.0% and 14.1% higher, respectively, than the August 31, 2016 balances. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2016 were 21.9% and 33.6%, respectively, higher than the August 31, 2016 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2016	Year Ended November 30, 2015
Securities Purchased Under Agreements to Resell:
Period end	$4,038	$3,857
Month end average	5,274	5,719
Maximum month end	7,001	7,577
Securities Sold Under Agreements to Repurchase:
Period end	$8,130	$10,004
Month end average	11,858	14,026
Maximum month end	16,620	18,629
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios at August 31, 2016 and November 30, 2015 (dollars in thousands):

		August 31, 2016	November 30, 2015
Total assets		$38,127,677	$38,563,972
Deduct:	Securities borrowed	(8,460,736)	(6,975,136)
	Securities purchased under agreements to resell	(4,038,194)	(3,857,306)

Add:	Financial instruments sold, not yet purchased	7,944,072	6,785,064
	Less derivative liabilities	(372,123)	(208,548)
Subtotal		7,571,949	6,576,516
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(1,026,865)	(751,084)
	Goodwill and intangible assets	(1,856,079)	(1,882,371)
Adjusted assets		$30,317,752	$31,674,591
Total equity		$5,326,592	$5,509,377
Deduct:	Goodwill and intangible assets	(1,856,079)	(1,882,371)
Tangible total equity		$3,470,513	$3,627,006
Total member’s equity (4)		$5,321,402	$5,481,909
Deduct:	Goodwill and intangible assets	(1,856,079)	(1,882,371)
Tangible member’s equity (4)		$3,465,323	$3,599,538
Leverage ratio (1) (4)		7.2	7.0
Tangible gross leverage ratio (2) (4)		10.5	10.2
Adjusted leverage ratio (3) (4)		8.7	8.7

(1)	Leverage ratio equals total assets divided by total equity.

(2)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

(3)	Adjusted leverage ratio (a non-GAAP financial measure) equals adjusted assets divided by tangible total equity.

(4)
The decline in total member's equity from November 30, 2015 to August 31, 2016 was primarily attributable to a net loss for the nine months ended August 31, 2016, as well as the decline in the British pound rate of exchange against the U.S. dollar, due to the Brexit vote, which negatively impacted our investment in our U.K.-based subsidiaries.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following: (a) illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments; (b) a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements) and (c) drawdowns of unfunded commitments. To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.8 billion at August 31, 2016 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2016, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2016	Average balance Quarter ended August 31, 2016 (1)	November 30, 2015
Cash and cash equivalents:
Cash in banks	$874,359	$729,142	$973,796
Certificates of deposit	25,013	25,000	75,000
Money market investments	2,259,771	1,660,460	2,461,367
Total cash and cash equivalents	3,159,143	2,414,602	3,510,163
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,448,764	1,238,322	1,265,840
Other (3)	412,027	655,682	305,123
Total other sources	1,860,791	1,894,004	1,570,963
Total cash and cash equivalents and other liquidity sources	$5,019,934	$4,308,606	$5,081,126
Total cash and cash equivalents and other liquidity sources as % of Total Assets	13.2%		13.2%
Total cash and cash equivalents and other liquidity sources as % of Total Assets less Goodwill and Intangible assets	13.8%		13.9%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2016, we had the ability to readily obtain repurchase financing for 78.0% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2016 and November 30, 2015 (in thousands):

	August 31, 2016		November 30, 2015
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,060,436	$316,705	$1,881,419	$268,664
Corporate debt securities	2,079,906	52,437	1,999,162	89,230
U.S. government, agency and municipal securities	3,588,411	600,532	2,987,784	317,518
Other sovereign obligations	1,893,097	861,107	2,444,339	1,026,842
Agency mortgage-backed securities (1)	1,557,192	—	3,371,680	—
Total	$11,179,042	$1,830,781	$12,684,384	$1,702,254

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
Average liquid financial instruments were $11.6 billion and $12.7 billion for the three and nine months ended August 31, 2016, respectively, and $15.3 billion and $15.2 billion for the three and twelve months ended November 30, 2015, respectively. Average unencumbered liquid financial instruments were $2.0 billion and $1.9 billion for the three and nine months ended August 31, 2016, respectively, and $1.9 billion for both the three and twelve months ended November 30, 2015.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 75.6% of our repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. Weighted average maturity of repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at August 31, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2016, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $432.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $414.4 million and $372.3 million for the three and nine months ended August 31, 2016, respectively.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At August 31, 2016, the outstanding notes are as follows:

Series	Issued	Principal	Maturity
2014-4 (1)	December 19, 2014	$60.0 million	December 16, 2016
2014-5 (2)	January 20, 2015	$108.6 million	January 18, 2017
2016-1 (1)	February 5, 2016	$206.3 million	February 4, 2017
2016-3 (1)	May 12, 2016	$178.3 million	May 11, 2017

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	This note bears interest at a spread over three month LIBOR.
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
On October 29, 2015, we entered into a secured revolving loan facility (“Secured Revolving Loan Facility”) whereby the lender agrees to make available a revolving loan facility in a maximum principal amount of $50.0 million in U.S. dollars to purchase eligible receivables that meet certain requirements as defined in the Secured Revolving Loan Facility agreement. Interest is based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the Secured Revolving Loan Facility agreement.
The Bank of New York Mellon agrees to make revolving intraday credit advances ("Intraday Credit Facility") for an aggregate committed amount of $300.0 million in U.S. dollars. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2016, we were in compliance with all debt covenants under the Intraday Credit Facility.
Total Long-Term Capital
At August 31, 2016 and November 30, 2015, we had total long-term capital of $10.8 billion resulting in a long-term debt to equity capital ratio of 1.03:1 and 0.96:1, respectively. Our total long-term capital base at August 31, 2016 and November 30, 2015 was as follows (in thousands):

	August 31, 2016	November 30, 2015
Long-Term Debt (1) (2)	$5,476,066	$5,287,697
Total Equity	5,326,592	5,509,377
Total Long-Term Capital	$10,802,658	$10,797,074

(1)	Long-term capital at August 31, 2016 excludes $6.7 million of our Structured Notes, as these notes are puttable on May 4, 2017.

(2)	Long-term capital at November 30, 2015 excludes $353.0 million of our 5.5% Senior Notes, as these notes matured on March 15, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt
During the nine months ended August 31, 2016, we issued structured notes with a total principal amount of approximately $218.6 million. Certain of the structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of the structured notes was $204.4 million at August 31, 2016. During the nine months ended August 31, 2016, approximately $350.0 million of long-term borrowings matured or were retired.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which were non-recourse to us. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.
At August 31, 2016, our long-term debt has a weighted average maturity of approximately eight years.
Our long-term debt ratings at August 31, 2016 are as follows:

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
At August 31, 2016, the long-term ratings on our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable

(1)	On January 21, 2016, Moody's affirmed these long-term debt ratings and the rating outlook was changed from negative to stable.
Access to external financing to finance our day to day operations, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on our business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2016, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $67.0 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations and Commitments
The tables below provide information about our commitments related to debt obligations, investments and derivative contracts at August 31, 2016. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2016	2017	2018 and 2019	2020 and 2021	2022 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums)	$—	$346.5	$1,624.2	$1,383.6	$2,128.4	$5,482.7
Interest payment obligations on senior notes	298.7	295.9	477.3	327.0	1,206.0	2,604.9
	$298.7	$642.4	$2,101.5	$1,710.6	$3,334.4	$8,087.6
Commitments and guarantees:
Equity commitments	$1.5	$7.9	$—	$11.3	$213.7	$234.4
Loan commitments	—	306.4	82.2	54.4	—	443.0
Mortgage-related and other purchase commitments	838.0	263.2	1,265.2	21.6	—	2,388.0
Underwriting commitments	—	223.2	—	—	—	223.2
Forward starting reverse repos and repos	166.3	—	—	—	—	166.3
Other unfunded commitments	65.8	142.6	26.8	5.1	32.3	272.6
Derivative contracts (1):
Derivative contracts – non-credit related	20,564.3	5,702.8	377.9	—	437.4	27,082.4
Derivative contracts – credit related	—	—	91.7	258.7	—	350.4
	$21,635.9	$6,646.1	$1,843.8	$351.1	$683.4	$31,160.3

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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2016, we did not have any commitments to purchase assets from our VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements for further information.
Equity Capital
As compared to November 30, 2015, the decrease to total member’s equity at August 31, 2016 is attributed to a net loss during the nine months ended August 31, 2016 and foreign currency translation adjustments. The change in foreign currency translation adjustments was primarily due to the decline in the British pound rate of exchange against the U.S. dollar, due to the Brexit vote.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
At August 31, 2016, Jefferies and Jefferies Execution's net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,424,378	$1,340,682
Jefferies Execution	7,330	7,080
FINRA is the designated self-regulatory organization ("DSRO") for our U.S. broker-dealers and the National Futures Association is the DSRO for Jefferies as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. While entities that register under these provisions will be subject to regulatory capital requirements, these regulatory capital requirements have not yet been finalized. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Derivative Products, LLC and Jefferies Financial Services, Inc., which registered as swap dealers with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014.
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
Our average daily VaR decreased to $6.62 million for the three months ended August 31, 2016 from $8.25 million for the three months ended May 31, 2016. The decrease reflects both a reduction in risk, as well as lower asset price volatility. Excluding our investment in KCG, our average VaR decreased to $4.48 million for the three months ended August 31, 2016 from $6.04 million in the three months ended May 31, 2016.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at August 31, 2016				VaR at May 31, 2016
Risk Categories		Daily VaR for the Three Months Ended August 31, 2016				Daily VaR for the Three Months Ended May 31, 2016
		Average	High	Low		Average	High	Low
Interest Rates	$4.97	$4.90	$6.56	$3.43	$4.50	$4.71	$6.41	$3.50
Equity Prices	6.72	4.48	7.46	2.60	5.42	5.40	6.87	4.33
Currency Rates	0.20	0.21	0.35	0.07	0.11	0.77	3.01	0.09
Commodity Prices	1.04	1.09	2.44	0.44	0.52	0.72	1.43	0.44
Diversification Effect (2)	(5.30)	(4.06)	N/A	N/A	(2.83)	(3.35)	N/A	N/A
Firmwide	$7.63	$6.62	$9.36	$4.30	$7.72	$8.25	$10.46	$6.49

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters:
The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2016, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2016 (in thousands):

10% Sensitivity
Private investments	$24,175
Corporate debt securities in default	7,200
Trade claims	503

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily Net Trading Revenue
Excluding trading losses associated with the daily marking to market of our investment in KCG, there were four days with trading losses out of a total of 65 trading days in the three months ended August 31, 2016. Including these losses, there were eight days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2016 (in millions).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Current counterparty credit exposures at August 31, 2016 and November 30, 2015 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2016, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased 3% to 82% from 79% at November 30, 2015, and is mainly concentrated in North America.
When comparing our credit exposure at August 31, 2016 with credit exposure at November 30, 2015, excluding cash and cash equivalents, current exposure decreased a marginal amount. Counterparty credit exposure from loans and lending decreased by 27%, primarily attributable to North American loans. Counterparty credit exposure increased over the period by 21% from OTC derivatives and by 6% over the period from securities and margin finance.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)
AAA Range	$—	$—	$5.2	$11.8	$—	$—	$5.2	$11.8	$2,263.5	$2,461.4	$2,268.7	$2,473.2
AA Range	44.0	—	108.9	152.3	0.5	4.4	153.4	156.7	96.7	175.0	250.1	331.7
A Range	0.1	1.0	603.7	556.4	141.8	96.0	745.6	653.4	772.1	846.3	1,517.7	1,499.7
BBB Range	0.3	86.6	168.4	107.9	14.9	31.7	183.6	226.2	26.5	25.8	210.1	252.0
BB or Lower	102.4	181.6	8.7	14.8	39.3	30.1	150.4	226.5	—	—	150.4	226.5
Unrated	89.9	56.3	—	—	—	0.1	89.9	56.4	0.3	1.7	90.2	58.1
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)
Asia/Latin America/Other	$5.9	$10.1	$8.3	$15.3	$31.3	$40.6	$45.5	$66.0	$200.6	$159.6	$246.1	$225.6
Europe	—	0.4	290.7	212.2	17.2	43.4	307.9	256.0	273.6	341.8	581.5	597.8
North America	230.8	315.0	595.9	615.7	148.0	78.3	974.7	1,009.0	2,684.9	3,008.8	3,659.6	4,017.8
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)	August 31, 2016	November 30, 2015	August 31, 2016	November 30, 2015 (1)
Asset Managers	$—	$—	$37.6	$69.8	$—	$—	$37.6	$69.8	$2,259.7	$2,461.3	$2,297.3	$2,531.1
Banks, Broker-dealers	0.1	0.9	557.2	464.9	131.3	95.2	688.6	561.0	899.4	1,048.9	1,588.0	1,609.9
Commodities	—	—	—	—	4.0	16.7	4.0	16.7	—	—	4.0	16.7
Corporates	205.7	193.9	—	—	28.9	11.3	234.6	205.2	—	—	234.6	205.2
Other	30.9	130.7	300.1	308.5	32.3	39.1	363.3	478.3	—	—	363.3	478.3
Total	$236.7	$325.5	$894.9	$843.2	$196.5	$162.3	$1,328.1	$1,331.0	$3,159.1	$3,510.2	$4,487.2	$4,841.2

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at August 31, 2016 and November 30, 2015 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$178.3	$(353.2)	$625.6	$—	$112.2	$1.7	$110.2	$564.6	$674.8
Italy	906.7	(710.2)	283.6	—	—	—	—	480.1	480.1
United Kingdom	435.5	(259.1)	(8.0)	—	54.4	8.1	36.9	230.9	267.8
France	246.5	(223.3)	191.6	—	13.0	4.1	—	231.9	231.9
Belgium	282.9	(256.3)	(1.2)	—	—	—	79.7	25.4	105.1
Hong Kong	37.4	(22.8)	(2.5)	—	0.5	—	74.4	12.6	87.0
Japan	52.6	(35.4)	—	—	—	—	44.4	17.2	61.6
Ireland	85.1	(33.7)	4.8	—	2.5	—	—	58.7	58.7
Portugal	116.3	(62.2)	—	—	—	—	—	54.1	54.1
India	21.7	(4.4)	—	—	—	—	35.4	17.3	52.7
Total	$2,363.0	$(1,960.6)	$1,093.9	$—	$182.6	$13.9	$381.0	$1,692.8	$2,073.8

	November 30, 2015
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of	Fair Value of	Net Derivative				Cash and	Excluding Cash	Including Cash
	Long Debt	Short Debt	Notional	Loans and	Securities and	OTC	Cash	and Cash	and Cash
	Securities	Securities	Exposure	Lending	Margin Finance	Derivatives	Equivalents	Equivalents	Equivalents
Belgium	$413.8	$(48.8)	$6.2	$—	$—	$—	$157.8	$371.2	$529.0
United Kingdom	711.6	(359.3)	52.4	0.4	31.6	25.4	26.3	462.1	488.4
Netherlands	543.5	(139.6)	(23.4)	—	36.2	2.0	—	418.7	418.7
Italy	1,112.2	(662.4)	(105.6)	—	—	0.2	—	344.4	344.4
Ireland	164.3	(27.4)	3.3	—	3.5	—	—	143.7	143.7
Spain	394.0	(291.9)	(1.6)	—	—	0.2	26.6	100.7	127.3
Australia	86.6	(24.9)	9.6	37.4	—	0.3	0.8	109.0	109.8
Hong Kong	38.1	(22.3)	(2.9)	—	0.4	—	74.8	13.3	88.1
Switzerland	79.5	(28.9)	(6.6)	—	34.5	5.2	3.7	83.7	87.4
Portugal	111.9	(38.2)	—	—	—	—	—	73.7	73.7
Total	$3,655.5	$(1,643.7)	$(68.6)	$37.8	$106.2	$33.3	$290.0	$2,120.5	$2,410.5
In addition, our issuer and counterparty risk exposure to Puerto Rico was $17.4 million, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $70.0 billion in debt on a voluntary basis. At August 31, 2016, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2016 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

5.1*	Opinion of Sidley Austin LLP as to the legality of certain debt securities of Jefferies Group LLC and Jefferies Group Capital Finance Inc.
8.1*	Tax Opinion of Sidley Austin LLP relating to certain debt securities of Jefferies Group LLC and Jefferies Group Capital Finance Inc.
12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
23.1*	Consents of Sidley Austin LLP (included in Exhibits 5.1 and 8.1 above)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2016 and November 30, 2015; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016 and 2015; (iv) the Consolidated Statements of Changes in Equity for the nine months ended August 31, 2016 and the year ended November 30, 2015; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 5, 2016	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)