Form 10-K/A
period 2016-11-30
Jefferies Group LLC
filed 2017-02-28
CIK 1084580

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
The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Explanatory Note
In reliance on General Instruction A. (4) to Form 10-K, we are filing this Amendment to our Form 10-K solely to add KCG Holdings, Inc. financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014 included in Item 15 (c), Financial Statement Schedule as required pursuant to Rule 3.09 of Regulation S-X. This Amendment No. 1 on Form 10-K/A amends Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended November 30, 2016, filed with the U.S. Securities and Exchange Commission on January 27, 2017 ("Original Report").
This Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.		*

(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.		*

(a)3. Exhibits
23.4** Consent of PricewaterhouseCoopers LLP.
31.1** Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2** Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32** Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

(c) Financial Statement Schedules
KCG Holdings, Inc. financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014	3

Signature	61

* Included in Part II in Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended November 30, 2016, which was initially filed with the U.S. Securities and Exchange Commission on January 27, 2017.
** Filed herewith.

KCG HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KCG Holdings, Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the financial position of KCG Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

February 24, 2017

KCG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
Assets	(In thousands)
Cash and cash equivalents	$632,234	$581,313
Cash and cash equivalents segregated under federal and other regulations	3,000	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $314,720 at December 31, 2016 and $324,146 at December 31, 2015:
Equities	2,343,033	2,129,208
Debt securities	177,698	136,387
Listed options	19,100	178,360
Other financial instruments	30	445

Total financial instruments owned, at fair value	2,539,861	2,444,400
Collateralized agreements:
Securities borrowed	1,688,222	1,636,284
Receivable from brokers, dealers and clearing organizations	832,785	681,211
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	151,645	94,858
Investments	30,979	98,943
Goodwill and Intangible assets, less accumulated amortization	100,338	100,471
Deferred tax asset, net	109,861	151,225
Assets of businesses held for sale	8,194	25,999
Other assets	164,168	222,831

Total assets	$6,261,287	$6,040,535

Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,821,957	$1,856,171
Debt securities	211,222	105,340
Listed options	12,961	151,893

Total financial instruments sold, not yet purchased, at fair value	2,046,140	2,113,404
Collateralized financings:
Securities loaned	372,631	463,377
Financial instruments sold under agreements to repurchase	1,027,775	954,902
Other collateralized financings	100,000	—

Total collateralized financings	1,500,406	1,418,279
Payable to brokers, dealers and clearing organizations	518,900	273,805
Payable to customers	23,580	17,387
Accrued compensation expense	132,406	154,547
Accrued expenses and other liabilities	156,828	134,026
Income taxes payable	71,391	—
Debt	454,353	484,989

Total liabilities	4,904,004	4,596,437

Commitments and Contingent Liabilities (Note 21)
Equity
Class A Common Stock
Shares authorized: 1,000,000 at December 31, 2016 and December 31, 2015; Shares issued: 90,309 at December 31, 2016 and 106,025 at December 31, 2015; Shares outstanding: 67,192 at December 31, 2016 and 90,156 at December 31, 2015	903	1,060
Additional paid-in capital	1,439,412	1,436,671
Retained earnings	192,064	192,120
Treasury stock, at cost; 23,116 shares at December 31, 2016 and 15,869 shares at December 31, 2015	(277,343)	(186,103)
Accumulated other comprehensive income	2,247	350

Total equity	1,357,283	1,444,098

Total liabilities and equity	$6,261,287	$6,040,535

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$668,003	$803,181	$837,357
Commissions and fees	391,419	376,673	437,022
Interest, net	1,625	(2,128)	621
Investment income and other, net	393,365	421,384	41,232

Total revenues	1,454,412	1,599,110	1,316,232

Expenses
Employee compensation and benefits	295,120	405,609	437,269
Execution and clearance fees	295,312	265,186	305,177
Communications and data processing	147,986	139,263	150,595
Depreciation and amortization	88,790	90,231	81,448
Payments for order flow	54,765	61,741	70,183
Collateralized financing interest	40,423	34,678	27,860
Occupancy and equipment rentals	37,875	30,128	32,707
Debt interest expense	37,216	40,291	36,121
Professional fees	19,827	27,055	25,596
Business development	5,324	8,479	9,763
Debt extinguishment charges	—	25,006	9,552
Writedown of assets and other real estate related charges	—	56,642	8,625
Other	35,346	34,839	36,149

Total expenses	1,057,984	1,219,148	1,231,045

Income from continuing operations before income taxes	396,428	379,962	85,187
Income tax expense	140,731	130,858	22,753

Income from continuing operations, net of tax	255,697	249,104	62,434
Loss from discontinued operations, net of tax	—	—	(1,332)

Net income	$255,697	$249,104	$61,102

Basic earnings per share from continuing operations	$3.03	$2.48	$0.55

Diluted earnings per share from continuing operations	$2.97	$2.42	$0.54

Basic loss per share from discontinued operations	$—	$—	$(0.01)

Diluted loss per share from discontinued operations	$—	$—	$(0.01)

Basic earnings per share	$3.03	$2.48	$0.54

Diluted earnings per share	$2.97	$2.42	$0.52

Shares used in computation of basic earnings per share	84,405	100,437	112,854

Shares used in computation of diluted earnings per share	86,160	102,922	116,534

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$255,697	$249,104	$61,102
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	3,136	(202)	316
Cumulative translation adjustment, net of tax	(1,239)	(1,581)	416

Comprehensive income	$257,594	$247,321	$61,834

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the years ended December 31, 2014, 2015, 2016

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, January 1, 2014	123,317	$1,233	$1,306,549	$211,678	(1,079)	$(11,324)	$1,401	$1,509,537
KCG Class A Common Stock repurchased	—	—	—	—	(9,570)	(111,585)	—	(111,585)
Stock-based compensation	4,191	42	61,865	—	—	—	—	61,907
Income tax provision-stock based compensation	—	—	884	—	—	—	—	884
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	316	316
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	416	416
Net income	—	—	—	61,102	—	—	—	61,102

Balance, December 31, 2014	127,508	1,275	1,369,298	272,780	(10,649)	(122,909)	2,133	1,522,577
KCG Class A Common Stock repurchased and retired via Tender Offer	(23,571)	(236)	—	(329,764)	—	—	—	(330,000)
KCG Class A Common Stock repurchased	—	—	—	—	(5,220)	(63,194)	—	(63,194)
Stock-based compensation and Options & Warrants exercised	2,088	21	69,167	—	—	—	—	69,188
Income tax provision-stock based compensation	—	—	2,647	—	—	—	—	2,647
Warrants repurchased	—	—	(4,441)	—	—	—	—	(4,441)
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	(202)	(202)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(1,581)	(1,581)
Net income	—	—	—	249,104	—	—	—	249,104

Balance, December 31, 2015	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098
KCG Class A Common Stock repurchased and retired and Warrants repurchased via GA swap	(18,709)	(187)	(22,100)	(255,753)	—	—	—	(278,040)
KCG Class A Common Stock repurchased	—	—	—	—	(7,247)	(91,240)	—	(91,240)
Stock-based compensation and Options & Warrants exercised	2,993	30	39,338	—	—	—	—	39,368
Income tax provision-stock based compensation	—	—	1,412	—	—	—	—	1,412
Warrants repurchased	—	—	(15,909)	—	—	—	—	(15,909)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	3,136	3,136
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(1,239)	(1,239)
Net income	—	—	—	255,697	—	—	—	255,697

Balance, December 31, 2016	90,309	$903	$1,439,412	$192,064	(23,116)	$(277,343)	$2,247	$1,357,283

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities	(In thousands)
Net income	$255,697	$249,104	$61,102
Loss from discontinued operations, net of tax	—	—	(1,332)

Income from continuing operations, net of tax	255,697	249,104	62,434
Adjustments to reconcile Income from continuing operations, net of tax to net cash provided by operating activities
Realized gain on sale of KCG Hotspot	—	(385,026)	—
Realized gain from the sale of substantially all of the investment in Bats	(364,404)	—	—
Depreciation and amortization	88,790	90,231	81,448
Stock and unit-based compensation	20,459	84,663	58,940
Realized gain on sale of assets and investments	(2,798)	(19,751)	—
Unrealized gain on investments	(11,715)	(10,173)	(36,456)
Deferred taxes	41,363	9,976	19,397
Writedown of assets and other real estate related charges	—	56,642	8,625
Other	11,984	12,305	12,958
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	—	361	(54,955)
Financial instruments owned, at fair value	(95,461)	265,763	14,468
Securities borrowed	(50,443)	(4,223)	(274,675)
Receivable from brokers, dealers and clearing organizations	(142,608)	507,623	(321,087)
Other assets	39,312	(26,340)	(6,459)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(67,265)	(172,302)	120,207
Securities loaned	(90,745)	(244,368)	(25,486)
Financial instruments sold under agreements to repurchase	72,873	21,327	292,625
Other collateralized financing	100,000	—	—
Payable to brokers, dealers and clearing organizations	239,292	(402,285)	268,563
Payable to customers	5,816	(4,724)	92,096
Accrued compensation expense	(7,317)	21,726	(29,536)
Accrued expenses and other liabilities	(12,301)	(37,545)	(40,583)
Income taxes payable	89,023	—	—

Net cash provided by operating activities	119,552	12,984	242,524

Cash flows from investing activities
Cash received from sale of substantially all of the investment in Bats	170,258	—	—
Cash received from sale of KCG Hotspot, net of cash provided	6,552	360,928	—
Cash received from sale of Futures Commission Merchant	—	—	2,000
Cash received from sale of assets	21,220	—	554
Cash received from sale of investments and redemptions from investments	6,691	34,620	58,660
Purchases of fixed assets and leasehold improvements	(102,130)	(34,581)	(34,139)
Capitalization of software development costs	(31,998)	(24,530)	(14,859)
Purchases of investments	(5,877)	(7,959)	(744)
Purchase of business, net of cash acquired	(2,251)	—	—

Net cash provided by investing activities	62,465	328,478	11,472

Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—	—
Repayment of 8.25% Senior Secured Notes	—	(305,000)	—
Repayment of convertible notes	—	(117,259)	—
Payment of debt issuance costs	—	(12,645)	—
Borrowings under capital lease obligations	7,497	—	5,892
Principal payments on capital lease obligations	(2,056)	(4,033)	(9,232)
Cost of common stock repurchased - Tender Offer	—	(330,000)	—
Cost of common stock repurchased	(91,240)	(63,194)	(111,585)
Stock options exercised	353	1,247	—
Warrants exercised	—	532	—
Cost of warrants repurchased	(15,909)	(4,441)	—
Income tax provision on stock awards exercised	1,412	2,647	—
Proceeds from issuance of 6.875% Senior Secured Notes	—	494,810	—
Partial repayment of Credit Agreement	—	—	(235,000)

Net cash used in financing activities	(130,231)	(337,336)	(349,925)

Effect of exchange rate changes on cash and cash equivalents	(865)	(1,581)	416

(Decrease) Increase in cash and cash equivalents	50,921	2,545	(95,513)
Cash and cash equivalents at beginning of period	581,313	578,768	674,281

Cash and cash equivalents at end of period	$632,234	$581,313	$578,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,766	$81,349	$76,003

Cash paid for income taxes	$16,200	$124,461	$16,975

Non-cash investing activities - Contribution of fixed assets to joint venture	$353	$3,370	$—

Non-cash investing activities - Purchases of fixed assets and leasehold improvements that were paid for subsequent to year end	$10,272	$—	$—

Non-cash investing activities - Compensation capitalized for internal use software that was paid subsequent to year end	$3,494	$—	$—

Non-cash financing activities - KCG Class A Common Stock and Warrants repurchased via GA Swap - See Footnote 9 “Investments”	$275,113	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

KCG Holdings, Inc. (collectively with its subsidiaries, “KCG” or the “Company”) is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based electronic market making. KCG has multiple access points to trade global equities, options, fixed income, currencies and commodities via voice or automated execution.

KCG was formed as a result of a strategic business combination (the “Mergers”) of Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) in July 2013.

As of December 31, 2016, the Company’s operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.

Market Making

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, electronic communications networks (“ECNs”) and alternative trading systems (“ATSs”). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange (“AIM”).

Global Execution Services

The Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds (“ETFs”); (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.

In September 2016, the Company completed the acquisition of Neonet Securities AB (“Neonet”). Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment. The Company does not consider this acquisition to be significant.

Corporate and Other

The Corporate and Other segment contains the Company’s investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company’s other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

Sales of Businesses

Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company’s Board of Directors determine that the disposal of a business may return a higher value to stockholders, or that the business is no longer core to its strategy, the Company may divest or exit such business.

In November 2014, KCG sold certain assets and liabilities related to its Futures Commission Merchant (“FCM “) business to Wedbush Securities Inc.

In March 2015, the Company sold KCG Hotspot, the Company’s former spot institutional foreign exchange ECN, to Bats Global Markets, Inc. (“Bats”).

The results of the FCM and KCG Hotspot, including the gains on sale, are included in the Global Execution Services segment, up through the dates of their respective sales.

During the fourth quarter of 2015, management conducted a strategic review of its businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of this review, the Company determined that certain of its businesses, including its business as an equities designated market maker (“DMM”) on the New York Stock Exchange (“NYSE”), were no longer considered core to its strategy, and the Company began seeking opportunities to exit or divest of these businesses. The Company believes that this course of action did not represent a strategic shift that will have a major effect on its operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, which comprises a technology platform, continue to meet such requirements as of December 31, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on December 31, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.

In March 2016, KCG completed the sale of assets related to its retail U.S. options market making business.

In May 2016, KCG completed the sale of its DMM to Citadel Securities LLC (“Citadel”).

The results of both the retail U.S. options market making business and the DMM business are included in the Market Making segment, up through the date of the respective sales.

See Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses” for further information.

2. Significant Accounting Policies

Basis of consolidation and form of presentation

The Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported consolidated net income.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.

Cash and cash equivalents segregated under federal and other regulations

The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the Securities and Exchange Commission (“SEC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and cash equivalents segregated under federal and other regulations approximate fair value. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities that are recorded on a trade date basis and are reported at fair value. Such financial instruments are netted by their respective long and short positions by CUSIP/ISIN number. Trading revenues, net, which comprises trading gains, net of trading losses on such financial instruments, are also recorded on a trade date basis.

Commissions, which primarily comprise commission equivalents earned on institutional client orders and volume based fees earned from providing liquidity to other trading venues, as well as related expenses, are also recorded on a trade date basis.

The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest Income	$12,519	$12,666	$14,363
Interest Expense	(10,894)	(14,794)	(13,742)

Interest, net	$1,625	$(2,128)	$621

Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Dividend Income	$59,295	$63,971	$45,910
Dividend Expense	$(47,436)	$(42,398)	$(38,444)

Payments for order flow represent payments to broker dealer clients, in the normal course of business, for directing their order flow in U.S. equities and, prior to the sale of the retail U.S. options market making business, options to the Company.

Fair value of financial instruments

The Company values its financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The fair value hierarchy can be summarized as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 4 “Fair Value” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

Collateralized agreements and financings

Collateralized agreements consist of securities borrowed. Collateralized financings primarily comprise securities loaned and financial instruments sold under agreements to repurchase.

•

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or posts cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, and obtains additional collateral or refunds excess collateral as necessary.

•

Financial instruments sold under agreements to repurchase and other collateralized financings are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount. The Company has entered into bilateral and tri-party term and overnight repurchase and other collateralized financing agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

The Company’s securities borrowed, securities loaned, financial instruments sold under agreements to repurchase and other collateralized financings are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are substantially collateralized pursuant to the terms of the underlying agreements. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.

Investments

Investments primarily comprise noncontrolling equity ownership interests in trading-related businesses and are held by the Company’s non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost, or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded and where the Company does not exert significant influence on operating and financial policies are held at fair value and accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.

Investments accounted for under the equity method or held at cost are reviewed on an ongoing basis to determine whether the carrying values of the investments have been impaired. If the Company determines that an impairment loss on an investment has occurred due to a decline in fair value or other conditions, the investment is written down to its estimated fair value.

Included in the Company’s investments are assets supporting a non-qualified deferred compensation plan for certain employees. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.

Goodwill and intangible assets

The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable. Specific events and changes that could adversely affect the Company’s assessment of its Goodwill, which is all related to its Market Making reporting unit include the following factors that are significant inputs into its fair value calculations of its reporting units and drive the Company’s revenue and expense assumptions:

•	the inability to manage trading strategy performance and grow revenues and earnings;

•

changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the self-regulatory organizations and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures;

•	future changes to the Company’s organizational structure and management;

•	the Company’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Company’s customers and potential customers;

•	the Company’s ability to keep up with technological changes;

•

the Company’s ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk;

•	the effects of increased competition and the Company’s ability to maintain and expand market share;

•	changes in discount and growth rates used by the Company in its fair value models; and

•	the Company’s ability to manage its costs.

The Company amortizes intangible assets with finite lives on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

Payable to customers

Payable to customers primarily relate to amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.

Repurchases of common stock

The Company may repurchase shares of KCG Class A Common Stock, par value $0.01 per share (“KCG Class A Common Stock”) in the open market or through privately negotiated transactions. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock, which include shares repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards, at cost as a separate component of stockholders’ equity. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances. For shares that are retired, the Company records its repurchases at cost, as a reduction in KCG Class A Common Stock for the par value of such retired shares and a reduction in Retained earnings for the balance.

Repurchases of warrants

As discussed in Footnote 17 “Tender Offer and Warrants and Stock Repurchases”, in connection with the Mergers, the Company issued Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock (“Warrants”). The Company may repurchase Warrants through privately negotiated transactions. The Company records the total cost of its purchases of Warrants as a reduction in Additional paid-in capital.

Repurchases of debt

The Company may repurchase its 6.875% Senior Secured Notes in the open market or through privately negotiated transactions. The Company records its purchases of debt as a reduction in Debt for the par value repurchased as well as a prorated reduction of original issue discount and capitalized issuance costs. Total cost also includes accrued interest on the repurchased debt, which is included in Accrued expenses and other liabilities. The Company will record a gain to the extent that it repurchases debt at a price that is less than par value less the applicable original issue discount and capitalized issuance costs. Such gains are included within Investment income and other, net on the Consolidated Statements of Operations.

Foreign currency translation and foreign currency forward contracts

The Company’s foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, comprising its Indian subsidiary, which utilizes the Indian Rupee and, beginning in the third quarter of 2016, Neonet, which utilizes the Swedish Krona. None of these non-U.S. dollar functional currency subsidiaries are significant to the Company’s Consolidated Financial Statements.

Assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.

Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a gain of $0.1 million, and losses of $0.7 million and $2.0 million, respectively, on foreign currency transactions.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax, on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.

Stock and unit based compensation

Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 13 “Stock-Based Compensation” for further discussion.

Soft dollar expense

Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and fees on the Consolidated Statements of Operations.

Depreciation, amortization and occupancy

Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis, upon occupancy of the location, over the shorter of the term of the related office lease or the expected useful life of the assets. The Company reviews fixed assets and leasehold improvements for impairment, as well as their remaining useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.

Lease loss accrual

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of projected sub-lease income upon the date the Company ceases to use the excess real estate. Such accrual is adjusted to the extent the actual terms of sub-leased property differ from the previous assumptions used in the calculation of the accrual.

Income taxes

The Company is a corporation subject to U.S. corporate income tax as well as non-U.S. income taxes in the jurisdictions in which it operates. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.

Variable interest entities

A variable interest entity (“VIE”) is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity.

The Company will be considered to have a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Since January 2015, the Company has owned 50% of the voting shares and 50% of the equity of a joint venture (“JV”) which maintains microwave communication networks in the U.S. and Europe, and which is considered to be a VIE. The Company and its JV partner each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties.

In October 2016, the Company invested in another JV with nine other parties. Each party owns 10% of the voting shares and 10% of the equity of this JV, which is building microwave communication networks in the U.S. and Asia, and which is considered to be a VIE. The Company and all of its JV partners each pay monthly fees for the funding of the construction of the microwave communication networks. When completed the JV may sell excess bandwidth that is not utilized by the joint venture members to third parties.

In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JVs and does not consolidate the JVs. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Investments and its amounts payable for communication services provided by the JVs within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of the JVs earnings or losses within Investment income and other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Operations.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at December 31, 2016 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIEs’ assets
Equity investment	$14,822	$500	$14,822	$36,715

The following table presents the Company’s nonconsolidated VIE at December 31, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE’s assets
Equity investment	$10,632	$5	$10,632	$22,197

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recently adopted accounting guidance

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance became effective for reporting periods beginning after December 15, 2015 and has been applied prospectively. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance became effective for reporting periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance became effective retrospectively for reporting periods beginning after December 15, 2015. The Company retrospectively adopted this ASU in the first quarter of 2016, and as a result, the Company reclassified debt issuance costs from Other assets to a direct deduction from the carrying value of Debt on its Consolidated Statements of Financial Condition for all periods presented. The Company also reclassified its amortization of debt issuance costs from Other expense to Debt interest expense on its Consolidated Statements of Operations for all periods presented. The adoption of this ASU did not have any other impact on the Company’s Consolidated Financial Statements. See Footnote 11 “Debt” for further details regarding these reclassifications.

In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosure in certain circumstances. The guidance is effective for reporting periods ending after December 15, 2016. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.

Recent accounting guidance to be adopted in future periods

In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an ASU to clarify guidance on principal versus agent evaluation considerations and whether an entity reports revenue on a gross or net basis. These ASUs will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company has not yet determined its transition approach. Because the guidance does not apply to revenue associated with securities trading activities that are accounted for under other GAAP, the Company does not expect the guidance to have a material impact on its Consolidated Statements of Operations most closely associated with financial instruments, including Trading revenues, net, Commissions and fees, and Interest, net. The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of certain revenue contracts. The Company’s evaluation of the impact of the new guidance on its Consolidated Financial Statements is ongoing, and it continues to evaluate the timing of recognition for various revenues, including soft dollar related activity, which may be impacted depending on the features of the client arrangements and the presentation of certain contract costs (whether presented gross or offset against revenues).

In January 2016, the FASB issued an ASU that provides entities guidance for the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted under a modified retrospective approach for certain financial liabilities as specified in this ASU. The Company does not expect the adoption of this ASU to have an impact on its Consolidated Financial Statements.

In February 2016, the FASB issued an ASU which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted under a modified retrospective approach. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued an ASU which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its Consolidated Financial Statements.

3. Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses

In July 2013, the Company entered into an agreement to sell to an investor group Urban Financial of America, LLC, (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in November 2013, and, as a result, residual revenues and expenses of Urban’s operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2014.

The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

For the year ended December 31, 2014
Revenues and gain (adjustment to gain) on sale	$(1,148)

Expenses:
Compensation	$70
Other expenses	930

Total expenses	1,000

Pre-tax loss from discontinued operations	(2,148)
Income tax benefit	816

Loss from discontinued operations, net of tax	$(1,332)

For the years ended December 31, 2016 and 2015, there was no activity related to discontinued operations.

In November 2014, KCG sold certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The FCM was not considered a discontinued operation, and therefore the results of the FCM’s operations for 2014 through the date of sale are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.

In March 2015, the Company completed the sale of KCG Hotspot to Bats. The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statement of Operations for the year ended December 31, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statement of Operations for the year ended December 31, 2015.

The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50.0 million payment in 2018 and annual payments of up to $6.6 million per year (the “Annual Payments”), from 2016 up to and including 2018. On September 26, 2016, Bats entered into an agreement and plan of merger with CBOE Holdings, Inc. (“CBOE”) and certain newly formed subsidiaries thereof, pursuant to which Bats will merge into a subsidiary of CBOE, which such subsidiary surviving the merger (the “Bats Merger”). The remaining Annual Payments are contingent on Bats (and, following the closing of the Bats Merger, CBOE) generating sufficient taxable net income to receive the tax benefits.

The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments of $63.1 million are recorded at a fair value of $60.5 million in Other assets on the Consolidated Statement of Financial Condition as of December 31, 2016.

In accordance with the Company’s strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its DMM and retail options market making businesses, were no longer considered core to its strategy. Assets of businesses held for sale are recorded at the lower of their book value or their estimated fair value and are reported as Assets of businesses held for sale on the December 31, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 10 “Goodwill and Intangible Assets” for further details.

Included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company’s retail options market making business, which were sold to a third party in March 2016, and as a result of the sale, the Company recorded a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the year ended December 31, 2016. Also included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company’s DMM business. The DMM business was sold to Citadel in May 2016. As charges were recorded in the fourth quarter of 2015 in order to reflect the estimated fair value of this held for sale business, no gain or loss on sale was recorded in the year ended December 31, 2016. The Company continues to have one business, which comprises a technology platform, that is considered to be held for sale at December 31, 2016.

The assets of businesses held for sale as of December 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Assets:
Intangible assets, net of accumulated amortization	$8,194	$25,999

Total assets of businesses held for sale	$8,194	$25,999

4. Fair Value

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,343,033	$—	$—	$2,343,033
Corporate debt	127,237	—	—	127,237
U.S. government and Non-U.S. government obligations	50,461	—	—	50,461
Listed options	19,100	—	—	19,100
Foreign currency forward contracts	—	30	—	30

Total Financial instruments owned, at fair value	2,539,831	30	—	2,539,861
Investments(1)	9,198	—	—	9,198
Other (2)	—	62,824	2,846	65,670

Total assets held at fair value	$2,549,029	$62,854	$2,846	$2,614,729

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,821,957	$—	$—	$1,821,957
Corporate debt	123,561	—	—	123,561
U.S. government and Non-U.S. government obligations	87,661	—	—	87,661
Listed options	12,961	—	—	12,961

Total liabilities held at fair value	$2,046,140	$—	$—	$2,046,140

(1)

Investments comprise our investments in CME Group and Bats and are included within Investments on the Consolidated Statements of Financial Condition. See Footnote 9 “Investments” for additional information.

(2)

Other primarily consists of a $60.5 million receivable from Bats related to the sale of KCG Hotspot and a $2.8 million receivable from the sale of an investment, both of which are included within Other Assets, and $2.3 million primarily related to deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,129,208	$—	$—	$2,129,208
Listed options	178,360	—	—	178,360
U.S. government and Non-U.S. government obligations	41,706	—	—	41,706
Corporate debt	94,681	—	—	94,681
Foreign currency forward contracts	—	445	—	445

Total Financial instruments owned, at fair value	2,443,955	445	—	2,444,400
Investment in CME Group (1)	1,814	—	—	1,814
Other (2)	—	65,732	5,789	71,521

Total assets held at fair value	$2,445,769	$66,177	$5,789	$2,517,735

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,856,171	$—	$—	$1,856,171
Listed options	151,893	—	—	151,893
U.S. government obligations	21,056	—	—	21,056
Corporate debt	84,284	—	—	84,284

Total liabilities held at fair value	$2,113,404	$—	$—	$2,113,404

(1)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 9 “Investments” for additional information.
(2)

Other primarily consists of a $64.2 million receivable from Bats related to the sale of KCG Hotspot and a $5.8 million receivable from the sale of an investment, both of which are included in Other assets, and $1.5 million primarily related to deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

The Company’s derivative financial instruments are also held at fair value. See Footnote 5 “Derivative Financial Instruments” for further information.

The Company’s equities, listed options, U.S. government and non-U.S. government obligations, corporate debt and strategic investments that are publicly traded and for which the Company does not exert significant influence on operating and financial policies are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

As of both December 31, 2016 and 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.

There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.

The following is a summary of changes in fair value of the Company’s financial assets that have been categorized within Level 3 of the fair value hierarchy at December 31, 2016 and 2015 (in thousands):

	Level 3 Financial Assets for the year ended December 31, 2016
	Balance at January 1, 2016	Realized gains (losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2016
Receivable from sold investment	$5,789	$—	$980	$—	$—	$ (3,923)	$—	$—	$2,846

Level 3 Financial Assets for the year ended December 31, 2015
	Balance at January 1, 2015	Realized gains (losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2015
Receivable from sold investment	$ —	$ —	$ —	$ —	$ —	$ —	$ 5,789	$ —	$ 5,789

The unrealized gain of $1.0 million for the year ended December 31, 2016 is included within Investment income and other, net on the Consolidated Statements of Operations.

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.

Foreign currency forward contracts

At December 31, 2016 and December 31, 2015, the Company had foreign currency forward contracts with a notional value of 735.0 million Indian Rupees ($10.7 million) and 850.0 million Indian Rupees ($13.0 million), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.

The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.

Other

Other primarily consists of the fair value of the Company’s receivable from Bats from the sale of KCG Hotspot as more fully described in Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses”. Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.

The Company has elected the fair value option related to its receivable from Bats. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.

The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. As of December 31, 2016, the range of undiscounted amounts the Company may receive for this receivable is between $0 and $4.6 million. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Movements in these unobservable inputs would not materially impact the Company’s results of operations.

5. Derivative Financial Instruments

The Company enters into derivative transactions as part of its trading activities and to manage foreign currency exposure. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

During the normal course of business, the Company enters into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The Company has entered into and may continue to enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements with counterparties. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. The Company may also enter into bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

Under the ISDA master netting agreements, the Company typically also executes credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted or paid by a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. In the event of counterparty’s default, provisions of the ISDA master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.

The Company is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts.

The following tables summarize the fair value and number of derivative instruments held at December 31, 2016 and December 31, 2015. These instruments include those classified as Financial instruments owned, at fair value, Financial instruments sold, not yet purchased, at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net on the Consolidated Statements of Financial Condition as appropriate under GAAP, and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on our financial position (in thousands, except contract amounts):

		December 31, 2016
	Financial Statements Location	Assets		Liabilities
		Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$360	1,285	$1,663	6,495
Forward contracts (1)	Financial instruments owned, at fair value	30	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,451	2,056	1,644	2,944
Swap contracts	Receivable from brokers, dealers and clearing organizations	16	1	154	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	19,100	85,797	12,961	90,063
Forward contracts (2)	Accrued expenses and other liabilities	—	—	1,599	1
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,627	8,590	5,541	5,165
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	86,393	31,800	86,100	31,906

Gross derivative assets/liabilities, before netting		$111,977		$109,662
Less: Legally enforceable master netting agreements
Exchange traded (3)		(92,572)		(94,948)
Bi-lateral over-the-counter (4)		—		(154)

Net amounts per Consolidated Statement of Financial Condition (5)		$19,405		$14,560

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts (1)	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949

Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261

Gross derivative assets/liabilities, before netting		$220,647		$194,723
Less: Legally enforceable master netting agreements
Exchange traded (3)		(41,146)		(42,549)
Bi-lateral over-the-counter (4)		—		(281)

Net amounts per Consolidated Statement of Financial Condition (5)		$179,501		$151,893

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.
(2)	The equity forward contract represents a liability to deliver shares of Bats common stock to General Atlantic as described in Footnote 9 “Investments”.
(3)	Exchange traded instruments comprise futures contracts.
(4)	Bi-lateral over-the-counter instruments comprise swaps and forward contracts.
(5)

The Company has not received or pledged additional collateral under master netting agreements and or other credit support agreements that is eligible to be offset beyond what is offset in the Consolidated Statements of Financial Condition.

The fair value of listed options and forward contracts in the tables above are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. The fair value of futures contracts and swaps in the tables above are classified as Level 1 and Level 2 in the fair value hierarchy, respectively.

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

		Gain (Loss) Recognized
	Financial Statements Location	For the years ended December 31,
		2016	2015	2014
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$3,043	$4,273	$10,535
Forward contracts	Investment income and other, net	—	(10)	526
Equity
Futures contracts	Trading revenues, net	3,725	30,479	25,247
Swap contracts	Trading revenues, net	3,872	3,789	5,277
Listed options	Trading revenues, net	(1,916)	(14,278)	(37,439)
Fixed income
Futures contracts	Trading revenues, net	26,409	37,710	31,277
Commodity
Futures contracts	Trading revenues, net	36,281	48,604	55,295

		$71,414	$110,567	$90,718

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(540)	$208	$—

6. Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed and financial instruments purchased under agreements to resell. Such financial instruments generally consist of equities, corporate obligations and obligations of the U.S. government, but may also include obligations of federal agencies, foreign governments and convertible securities. In most cases the Company is permitted to deliver or repledge these financial instruments in connection with securities lending, other secured financings or for meeting settlement obligations.

The table below presents financial instruments at fair value received as collateral related to Securities borrowed or Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving party (in thousands):

	December 31, 2016	December 31, 2015
Collateral permitted to be delivered or repledged	$1,634,979	$1,640,145
Collateral that was delivered or repledged	1,550,755	1,570,921
Collateral permitted to be further repledged by the receiving counterparty	41,730	188,345

In order to finance securities positions, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings.

Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that have the right to sell or repledge such financial instruments primarily consist of equities. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equities, corporate obligations and obligations of the U.S. government, but may also include obligations of federal agencies, foreign governments and convertible securities.

The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2016	December 31, 2015
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$314,720	$324,146
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,291,979	1,027,847

The table below presents the gross carrying value of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings by class of collateral pledged (in thousands):

December 31, 2016 Asset Class	Securities Loaned	Financial instruments sold under agreements to repurchase	Other collateralized financings
Equities	$369,168	$989,812	$76,176
U.S. government obligations	—	12,775	—
Corporate debt	3,463	25,188	23,824

Total	$372,631	$1,027,775	$100,000

December 31, 2015 Asset Class	Securities Loaned	Financial instruments sold under agreements to repurchase	Other collateralized financings
Equities	$451,085	$855,632	$—
U.S. government obligations	—	54,902	—
Corporate debt	12,292	44,368	—

Total	$463,377	$954,902	$—

The Company may enter into master netting agreements and collateral arrangements with counterparties in order to manage its exposure to credit risk associated with securities financing transactions. Such transactions are generally executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. The Company may also enter into bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

In the event of a counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated as an unsecured claim in bankruptcy court.

The Company is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open repurchase and/or securities lending transactions.

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,688,222	$—	$1,688,222	$1,623,281	$4,581	$60,360
Receivable from brokers, dealers and clearing organizations (3)	21,832	—	21,832	21,797	—	35

Total assets	$1,710,054	$—	$1,710,054	$1,645,078	$4,581	$60,395

Liabilities
Securities loaned	$372,631	$—	$372,631	$358,023	$4,581	$10,027
Financial instruments sold under agreements to repurchase	1,027,775	—	1,027,775	1,027,775	—	—
Other collateralized financings	100,000	—	100,000	100,000	—	—

Total liabilities	$1,500,406	$—	$1,500,406	$1,485,798	$4,581	$10,027

(1)

Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(2)

Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty’s default, but which are not netted in the Consolidated Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.

(3)	Represents financial instruments purchased under agreement to resell.

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,636,284	$—	$1,636,284	$1,575,568	$8,277	$52,439
Receivable from brokers, dealers and clearing organizations (3)	65,433	—	65,433	62,580	—	2,853

Total assets	$1,701,717	$—	$1,701,717	$1,638,148	$8,277	$55,292

Liabilities
Securities loaned	$463,377	$—	$463,377	$440,486	$8,277	$14,614
Financial instruments sold under agreements to repurchase	954,902	—	954,902	954,902	—	—

Total liabilities	$1,418,279	$—	$1,418,279	$1,395,388	$8,277	$14,614

(1)

Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.

(2)

Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the Consolidated Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.

(3)	Represents financial instruments purchased under agreement to resell.

See Footnote 5 “Derivative Financial Instruments” for information related to the offsetting of derivatives in the Company’s Consolidated Financial Statements.

Maturities of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings are provided in the table below (in thousands):

As of December 31, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total

Securities loaned	$372,631	$—	$—	$—	$372,631
Financial instruments sold under agreements to repurchase	12,775	410,000	465,000	140,000	1,027,775
Other collateralized financings	—	100,000	—	—	100,000

Total	$385,406	$510,000	$465,000	$140,000	$1,500,406

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total

Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902

Total	$518,279	$635,000	$150,000	$115,000	$1,418,279

7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Receivable:
Clearing organizations and other	$619,425	$505,789
Financial instruments purchased under agreement to resell	21,832	65,433
Securities failed to deliver	191,528	109,989

Total receivable	$832,785	$681,211

Payable:
Clearing organizations and other	$458,341	$240,985
Securities failed to receive	60,559	32,820

Total payable	$518,900	$273,805

Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

8. Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in thousands):

	Depreciation Period	December 31, 2016	December 31, 2015
Computer hardware and software	3 years	$260,647	$253,113
Leasehold improvements	*	153,899	108,173
Telephone systems and equipment	5 years	4,158	3,651
Furniture and fixtures	7 years	17,036	12,216

		435,740	377,153
Less - Accumulated depreciation and amortization		(284,095)	(282,295)

		$151,645	$94,858

*Shorter of life of lease or useful life of assets

9. Investments

Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Strategic investments:
Investments accounted for under the equity method	$16,707	$86,853
Investments held at fair value	9,198	1,814
Investments held at cost, less impairment	2,789	8,746

Total strategic investments	28,694	97,413
Other investments	2,285	1,530

Total investments	$30,979	$98,943

For the years ended December 31, 2016, 2015 and 2014, the Company recorded income of $11.5 million, $21.0 million and $36.0 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The Company’s investments accounted for under the equity method are considered to be related parties. See Footnote 12 “Related Parties”.

In the first quarter of 2016, one of the Company’s investments held at adjusted cost, less impairment made a distribution to its owners, including the Company. As a result of this distribution, the Company adjusted the investment’s carrying value and recognized a pre-tax gain of $2.3 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.

Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.

In the third quarter of 2015, one of the Company’s investments, with a fair value of $2.8 million, was reclassified from an investment to a trading security and as of December 31, 2015 is therefore reported within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. As a result of the reclassification, the Company recognized a gain of $0.5 million within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015. This gain, net of taxes, was offset on the December 31, 2015 Statement of Financial Condition by a decrease in Accumulated other comprehensive income.

In the fourth quarter of 2015, the Company sold one of its investments for cash and a receivable and recognized a gain of $9.3 million which is reported within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015. The remaining receivable has a fair value of $2.8 million and is included within Other assets on the Consolidated Statement of Financial Condition as of December 31, 2016. The receivable is included within Level 3 of the fair value hierarchy as noted in Footnote 4 “Fair Value”.

Merger of Bats and Direct Edge

In January 2014, Bats and Direct Edge, each of whose equity the Company held as an investment, merged, with Bats being the surviving entity in the merger. Following the merger, the Company owned 16.7% of the overall equity of Bats and held 19.9% of the voting equity and had appointed a director to Bats’ board of directors. Based on these facts, the Company believes that it had significant influence over Bats’ operating and financial policies and accounted for its interest in Bats under the equity method.

During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of Bats and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company’s investment in Direct Edge of $16.2 million offset, in part, by the Company’s share of Bats’ and Direct Edge’s merger related transaction costs that were charged against their earnings of $6.6 million.

Bats/General Atlantic Transactions

In the second quarter of 2016, as part of the initial public offering (“IPO”) of Bats, the Company sold approximately 2.6 million shares of its investment in Bats for approximately $46.4 million after commissions, and the Company recorded a pre-tax gain of $33.4 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016. Following the sale, the Company continued to account for its investment in Bats under the equity method of accounting.

In the fourth quarter 2016, the Company sold approximately 2.0 million shares of common stock of Bats in the open market (“open market transactions”) and sold an additional 2.2 million shares of common stock of Bats in a block sale (“block sale”).

In November 2016 KCG entered into a purchase agreement with GA-GTCO Interholdco, LLC (“General Atlantic” or “GA”) to exchange approximately 8.9 million shares of its Bats common stock for i) GA’s 18.7 million shares of KCG Class A Common Stock and, ii) 8.1 million Warrants (the “Swap Transaction”).

The cumulative pre-tax gain resulting from the open market transactions, block sale and Swap Transaction was $331.0 million which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.

The Company’s 6.875% Indenture (as defined below) contains covenants that limit the Company’s ability to repurchase shares of KCG Class A Common Stock and Warrants.

Substantially all of the exchange was completed in November 2016, however as a result of these limitations, and as contemplated in the agreement with GA, the Company could not finalize the repurchase of approximately 1.1 million Warrants, and therefore retained approximately 94,000 common shares of Bats at December 31, 2016. The $2.9 million value of these remaining Bats shares was recorded as a receivable from GA within Other assets and a related $2.9 million liability to GA was recorded within Accrued expenses and other liabilities on the Company’s Consolidated Statement of Financial Condition. The exchange was completed in January 2017.

The counterparty for the block sale, as well as the broker to the open market transactions and overall advisor to KCG on the Swap Transaction was Jefferies, LLC (“Jefferies”), who owned approximately 19% of KCG Class A Common Stock prior to these transactions and approximately 24% of KCG Class A Common Stock after these transactions. See Footnote 12 “Related parties”.

Pursuant to the terms of the Swap Transaction, the Company paid transaction fees of $2.9 million to Jefferies, comprising half due from the Company and the other half on behalf of GA. The settlement of the portion paid by the Company on behalf of GA was completed by KCG retaining Bats common stock with a fair value of $1.4 million at the time of the Swap Transaction, or approximately 46,000 shares of the aforementioned 94,000 shares of Bats shares owed to GA. The remaining 48,000 shares are considered to be a derivative for financial reporting purposes. See Footnote 5 “Derivative Financial Instruments”.

As a result of the open market transactions, block sale and Swap Transaction, the Company sold approximately 13.0 million shares of Bats, and the Company’s total holdings were reduced to approximately 206,000 shares or less than 0.5% of total shares of Bats common stock outstanding. The Company believes that it no longer has significant influence over Bats, and as a result, in November 2016, the Company ceased to account for its remaining interest in Bats under the equity method.

The approximately 206,000 shares of Bats remaining as an investment have a fair value of $6.9 million at December 31, 2016 and are classified as available-for-sale securities (“AFS”), which are recorded within Investments on the Company’s Consolidated Statements of Financial Condition as of December 31, 2016.

tradeMONSTER Group, Inc.

Prior to August 2014, the Company held an investment in tradeMONSTER Group, Inc. (“tradeMONSTER”) which it accounted for under the equity method of accounting. In August 2014, tradeMONSTER combined with OptionsHouse LLC (“OptionsHouse”) to form TM Holdings, L.P. now known as Aperture Holdings, LP, (“Aperture”). Following the combination, the Company continued to account for its interest in Aperture under the equity method of accounting.

During the third quarter of 2014 the Company recognized a net gain of $15.1 million related to the combination, which is recorded within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2014. The net gain of $15.1 million comprises a gain on the Company’s exchange of its investment in tradeMONSTER for its investment in Aperture of $17.6 million offset, in part, by the Company’s share of tradeMONSTER’s transaction costs.

During the fourth quarter of 2015 the Company redeemed its investment in Aperture and recognized a gain of $10.5 million related to the sale of its investment in Aperture, which was recorded within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015.

10. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are assessed for impairment annually or when events indicate that the amounts may be impaired. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of equity which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of KCG Class A Common Stock.

Intangible assets are assessed for recoverability when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses intangible assets for impairment at the “asset group” level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As part of the assessment for impairment, the Company considers the cash flows of the respective asset group and assesses the fair value of the respective asset group. Step one of the impairment assessment for intangibles is performed using undiscounted cash flow models, which indicates whether the future cash flows of the asset group are sufficient to recover the book value of such asset group. When an asset is not considered to be recoverable, step two of the impairment assessment is performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of equity to determine the fair value of the intangible asset group. In cases where amortizable intangible assets and goodwill are assessed for impairment at the same time, the amortizable intangibles are assessed for impairment prior to goodwill being assessed.

During the third quarter of 2016, the Company wrote off certain trading rights included in Intangible assets that ceased being utilized in the period. The writeoff resulted in a charge of $0.7 million which was recorded within Other expense in the Consolidated Statements of Operations for the year ended December 31, 2016. No other events occurred in the year ended December 2016 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

In the fourth quarter of 2016, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment. The Company’s annual assessment indicated that the fair value of its Market Making reporting unit was approximately 20% higher than its book value as of the fourth quarter of 2016. As such, the Company concluded that the goodwill recorded within Market Making was not impaired.

As detailed in Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses”, in late 2015, the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company sought the opportunity to exit or divest or has already exited or divested of these businesses. As a result, the Company recorded a charge of $15.0 million in the Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the excess of carrying value over estimated fair value of intangible assets related to the businesses held for sale. The estimated fair value of intangibles related to businesses held for sale of $8.2 million and $26.0 million as of December 31, 2016 and December 31, 2015, respectively are reported within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.

As of both December 31, 2016 and December 31, 2015, $16.4 million of goodwill was recorded within the Market Making segment.

Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to seven years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at December 31, 2016 and December 31, 2015 was approximately two and three years, respectively.

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31, 2016 (1)	December 31, 2015 (1)
Market Making
Technology	$39,536	$38,151
Trading rights	7,027	8,530

Total	46,563	46,681

Global Execution Services
Technology	20,694	21,446
Customer relationships	7,944	9,389
Trade names	650	750

Total	29,288	31,585

Corporate and Other
Technology	8,084	5,801

Total	$83,935	$84,067

(1)

Excluded from the December 31, 2016 and December 31, 2015 balance is $8.2 million and $26.0 million, respectively, of intangibles related to businesses which meet the requirements to be considered held for sale. As noted above and in Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses”, such amounts are included in Assets of businesses held for sale.

		December 31, 2016	December 31, 2015
Technology (1)	Gross carrying amount	$157,188	$120,256
	Accumulated amortization	(88,874)	(54,858)

	Net carrying amount	68,314	65,398

Trading rights (2)	Gross carrying amount	7,509	9,209
	Accumulated amortization	(482)	(679)

	Net carrying amount	7,027	8,530

Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(5,056)	(3,611)

	Net carrying amount	7,944	9,389

Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(350)	(250)

	Net carrying amount	650	750

Total	Gross carrying amount	178,697	143,465
	Accumulated amortization	(94,762)	(59,398)

	Net carrying amount	$83,935	$84,067

(1)

The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both December 31, 2016 and December 31, 2015. Excluded from the December 31, 2016 and December 31, 2015 balances are $8.2 million and $8.8 million, respectively, of technology assets related to Assets of businesses held for sale. As noted in Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses”, these assets are included in Assets of businesses held for sale.

(2)

Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 4 and 5 years as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, $6.9 million of trading rights had indefinite useful lives. Excluded from the December 31, 2015 balance is $17.2 million of trading rights related to Assets of businesses held for sale.

(3)

Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of December 31, 2016 and December 31, 2015, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 years as of both December 31, 2016 and December 31, 2015.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the years ended December 31,
	2016	2015	2014
Amortization expense	$34,356	$35,244	$35,592

As of December 31, 2016, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the year ended December 31, 2017	$38,579
For the year ended December 31, 2018	26,402
For the year ended December 31, 2019	8,066
For the year ended December 31, 2020	1,561
For the year ended December 31, 2021	1,544

11. Debt

6.875% Senior Secured Notes

The carrying value and fair value of the Company’s debt is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes	$461,899	$466,628	$495,632	$450,000
Debt issuance costs (1)	(7,546)	—	(10,643)	—

Total	$454,353	$466,628	$484,989	$450,000

(1)

As discussed in Footnote 2 “Significant Accounting Policies”, in 2016 the Company retrospectively adopted a new ASU which requires debt issuance costs be presented as a direct deduction from the carrying amount of the debt liability.

The fair value of the Company’s 6.875% Senior Secured Notes is based upon the value of such debt in the secondary market.

The Company’s 6.875% Senior Secured Notes would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.

On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”), pursuant to an indenture dated March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.

The 6.875% Senior Secured Notes mature on March 15, 2020 and bear interest at a rate of 6.875% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2015. The 6.875% Senior Secured Notes were issued at 98.962% with net proceeds (before fees and expenses) of $494.8 million and a yield to maturity of 7.083%.

On March 13, 2015, KCG and certain subsidiary guarantors (the “6.875% Guarantors”) under the 6.875% Indenture, fully and unconditionally guaranteed on a joint and several basis the 6.875% Senior Secured Notes. The 6.875% Senior Secured Notes and the obligations under the 6.875% Indenture are currently secured by pledges of all of the equity interests in each of KCG’s and the 6.875% Guarantors’ existing and future domestic subsidiaries (but limited to 66% of the voting equity interests of controlled foreign company subsidiaries and excluding equity interests in regulated subsidiaries to the extent that such pledge would have a material adverse regulatory effect or is not permitted by applicable law) and security interests in substantially all other tangible and intangible assets of KCG and the 6.875% Guarantors, in each case subject to customary exclusions; provided, however, that if in the future KCG or any of the 6.875% Guarantors enter into certain first lien obligations (as described in the 6.875% Indenture) the collateral agent is authorized by the holders of the 6.875% Senior Secured Notes to enter into an Intercreditor Agreement pursuant to which the lien securing the 6.875% Senior Secured Notes would be contractually subordinated to the lien securing such first lien obligations, to the extent of the value of the collateral securing such obligations. The 6.875% Senior Secured Notes are effectively subordinated to any existing and future indebtedness that is secured by assets that do not constitute collateral under the 6.875% Senior Secured Notes to the extent of the value of such assets. All of the 6.875% Guarantors are wholly-owned subsidiaries of KCG.

On or after March 15, 2017, KCG may redeem all or a part of the 6.875% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the 6.875% Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Percentage
2017	103.438%
2018	101.719%
2019 and thereafter	100.000%

KCG may also redeem the 6.875% Senior Secured Notes, in whole or in part, at any time prior to March 15, 2017 at a price equal to 100% of the aggregate principal amount of the 6.875% Senior Secured Notes to be redeemed, plus a contractual make-whole premium and accrued and unpaid interest. In addition, at any time on or prior to March 15, 2017, KCG may redeem up to 40% of the aggregate principal amount of the 6.875% Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 106.875% of the aggregate principal amount of the 6.875% Senior Secured Notes, plus accrued and unpaid interest, if any.

The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of December 31, 2016, the Company was in compliance with these covenants.

If at any time the 6.875% Senior Secured Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group and no default or event of default has occurred and is continuing under the 6.875% Indenture, certain of the restrictive covenants will be suspended and will not apply to KCG or its restricted subsidiaries; provided, however, that such covenants will be reinstated if the 6.875% Senior Secured Notes subsequently cease to be rated or are no longer assigned an investment grade rating by both rating agencies.

The 6.875% Senior Secured Notes and the guarantee of the 6.875% Senior Secured Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and have no registration rights and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company has determined that the terms of the 6.875% Senior Secured Notes do not give rise to a bifurcatable derivative instrument under GAAP.

The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded, net, within Debt on the Consolidated Statements of Financial Condition and are being amortized as interest expense over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.590%. Of the above mentioned costs, $11.3 million was paid to a related party. See Footnote 12 “Related Parties” for additional information relating to financing and advising activities.

In the first quarter of 2016, the Company repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pre-tax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchase was net of accelerated original issue discount of $0.3 million and accelerated debt issuance costs of $0.7 million.

Cash Convertible Senior Subordinated Notes

In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act. In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the Convertible Notes were issued.

On March 16, 2015, the Convertible Notes became due and were paid off in full with a payment of $119.3 million comprising $117.3 million in principal and $2.1 million in interest.

The Convertible Notes bore interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010.

8.25% Senior Secured Notes

On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.25% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “8.25% Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the “8.25% Senior Secured Notes Indenture”). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the 8.25% Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.

The 8.25% Senior Secured Notes were scheduled to mature on June 15, 2018 and bore interest at a rate of 8.25% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.

The 8.25% Senior Secured Notes Indenture provided that KCG could redeem the 8.25% Senior Secured Notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the aggregate principal amount of the 8.25% Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes, to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make whole premium which included 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million.

In the second quarter of 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt issuance costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statement of Operations for year ended December 31, 2015.

Revolving Credit Agreement

On June 5, 2015, KCG Americas LLC (“KCGA”), a wholly-owned broker dealer subsidiary of KCG, as borrower, and KCG, as guarantor, entered into a credit agreement (the “KCGA Facility Agreement”) with a consortium of banks. The KCGA Facility Agreement replaced the prior KCGA credit agreement, dated July 1, 2013, which was terminated as of June 5, 2015.

The KCGA Facility Agreement comprises two classes of revolving loans in a total aggregate committed amount of $355.0 million, including a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “KCGA Revolving Facility”): Borrowing Base A and Borrowing Base B (limited to a maximum loan amount of $115.0 million). The KCGA Revolving Facility also provides for future increases of the revolving credit facility of up to $145.0 million to a total of $500.0 million on certain terms and conditions.

Borrowings under the KCGA Revolving Facility bear interest, at the borrower’s option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both December 31, 2016 and December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.

The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation (“NSCC”).

KCGA is charged a commitment fee at a rate of 0.40% per annum on the average daily amount of the unused portion of the KCGA Facility Agreement.

The loans under the KCGA Facility Agreement will mature on June 5, 2017. The KCGA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by KCGA, any of its or KCG’s other subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.

The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of December 31, 2016, the Company and KCGA were in compliance with these covenants.

The KCGA Facility Agreement also contains events of default customary for facilities of its type, including: nonpayment of principal, interest, fees and other amounts when due, inaccuracy of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration to material indebtedness; bankruptcy and insolvency events; material judgments; ERISA events; collateral matters; certain regulatory matters; and a “change of control”; subject, where appropriate, to threshold, notice and grace period provisions.

In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.7 million which are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the term of the facility.

The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest expense	$33,119	$35,591	$31,724
Debt extinguishment charges	—	25,006	9,552
Amortization of debt issuance costs (1)	3,206	3,537	3,665
Commitment fee (2)	1,452	1,506	1,575
Accelerated amortization of debt issuance costs (3)	738	—	—
Accelerated interest expense on repurchase of debt (3)	298	—	—

Total	$38,813	$65,640	$46,516

(1)	Included within Interest expense on the Consolidated Statements of Operations.
(2)	Included within Other expense on the Consolidated Statements of Operations.
(3)

In conjunction with the repurchase of debt in the open market, the Company accelerated a prorated portion of its original issue discount and capitalized debt issuance costs. These costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.

12. Related Parties

The Company interacts with Jefferies, who is the beneficial owner of more than 10 percent of the outstanding KCG Class A Common Stock. The Company also has trading and other activities with certain investees for which it accounts for under the equity method of accounting or accounted for under the equity method at any time during the relevant accounting period, including Bats. Each is considered a related party for the applicable periods. See Footnote 9 “Investments” for the carrying value of these investees at December 31, 2016 and December 31, 2015 and for the Company’s income with respect to its equity earnings from these investees for the years ended December 31, 2016, 2015 and 2014.

The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the years ended December 31,
Statements of Operations	2016	2015	2014
Revenues
Commissions and fees	$31,716	$15,844	$14,528
Trading revenues, net	1,839	6,468	3,862
Interest, net	581	914	651

Total revenues from related parties	$34,136	$23,226	$19,041

Expenses
Execution and clearance fees(1)	$12,464	$(15,472)	$(10,261)
Communications and data processing	18,613	6,351	—
Payment for order flow	5	2,685	585
Collateralized financing interest	237	399	529
Professional fees	—	5,507	—
Other expense	231	2,349	1,719

Total expenses incurred with respect to related parties	$31,550	$1,819	$(7,428)

(1)

Represents net volume based fees paid or received by KCG for taking or providing liquidity to related trading venues. Volume based fees will vary period to period based on usage. The volume with the Company’s related party are part of its overall trading strategies, and in 2016, net volume based fees with such party resulted in more taking of liquidity as compared to 2015, when the Company provided more liquidity to such party.

Statements of Financial Condition	December 31, 2016	December 31, 2015
Assets
Securities borrowed	$5,293	$10,573
Receivable from brokers, dealers and clearing organizations	2,106	1,987
Other assets	62,906	67,652
Liabilities
Securities loaned	$2,594	$3,844
Payable to brokers, dealers and clearing organizations	188	61
Accrued expenses and other liabilities	3,708	4,159

As noted in Footnote 9 “Investments”, in 2016, the Company sold substantially all of its investment in Bats, which it accounted for under the equity method. The Company recorded a pre-tax gain of $364.4 million from the sales, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016 and is not included in the table above. As a result of the sales, Bats is no longer accounted for under the equity method. Beginning in 2017, Bats will no longer be considered a related party.

In March 2015, the Company completed the sale of KCG Hotspot to Bats, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2015. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments are recorded at their estimated fair value of $60.5 million in Other assets on the December 31, 2016 Consolidated Statement of Financial Condition and in the table above. See Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses” for additional information.

As part of the Company’s “modified Dutch auction” tender offer (“Tender Offer”) in 2015, it accepted for purchase validly tendered shares of the KCG Class A Common Stock at $14.00 per share from the following directors and stockholders, or their affiliates, who owned more than 10% of KCG Class A Common Stock (in thousands, at the time of the Tender Offer):

Name	Relationship/ Title	Number of Shares Purchased	Total Purchase Price
Stephen Schuler and related entities(1)	Stockholder/ Former Director	1,708	$ 23,918
Daniel Tierney and related entities(2)	Stockholder/Former Director	1,798	25,176
General Atlantic(3)	Former Stockholder	8,285	115,989
Jefferies	Stockholder	6,533	91,458
(1)

Includes (i) Stephen Schuler, (ii) Serenity Investments, LLC, a limited liability company organized under the laws of the state of Alaska (“Serenity”), of which Mr. Schuler and his wife separately hold equity interests that together represent a controlling interest and with respect to which Mr. Schuler may be deemed to share voting and dispositive power and (iii) the Schuler Family GST Trust (the “Schuler Family Trust”) dated June 6, 2003, a trust that holds securities with respect to which Mr. Schuler may be deemed to share voting and dispositive power. Mr. Schuler disclaims beneficial ownership of the securities held by Serenity except to the extent of his pecuniary interest therein. In May 2016, Stephen Schuler resigned from his position as a director of the Company. Serenity and the Schuler Family Trust no longer hold shares of KCG Class A Common Stock.

(2)

Includes (i) Daniel Tierney and (ii) the Daniel V. Tierney 2011 Trust (the “Tierney Trust”), a trust of which Daniel Tierney is the settlor and beneficiary. Mr. Tierney does not have or share voting or dispositive power over the securities held by the Tierney Trust, but does have the power to revoke the Tierney Trust and acquire beneficial ownership of such securities within 60 days. Mr. Tierney disclaims beneficial ownership of the securities held by the Tierney Trust. In November, 2015, Daniel Tierney resigned from his position as a director of the Company. The Tierney Trust no longer holds shares of KCG Class A Common Stock.

(3)

General Atlantic appointed two directors to the Company’s board of directors (Rene Kern, an employee of General Atlantic and John C. (Hans) Morris, a former employee of General Atlantic). Neither director participated in the Tender Offer with respect to shares they hold directly. Following the completion of the Swap Transaction, General Atlantic no longer holds shares of KCG Class A Common Stock.

The purchases from the individuals and entities listed above were on the same terms that were available to all of the Company’s stockholders.

In the third quarter of 2015, the Company contributed microwave communication network assets to a JV, which is considered a related party. These assets were contributed at fair value and resulted in the Company recording a $4.3 million writedown of such assets. This charge is included in Writedown of assets and other real estate related charges on the Consolidated Statements of Operations for the year ended December 31, 2015.

On November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity for $24.5 million or $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a former director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity.

On November 11, 2015, the Company purchased approximately 2.0 million KCG Warrants from Daniel Tierney for $3.6 million.

On December 29, 2015, Aperture, at the time, a related party, redeemed all the Company’s interests in Aperture through a series of transactions, for an aggregate purchase price of $28.5 million. The Company recognized a gain of $10.5 million on the sale.

For the year ended December 31, 2015, the Company paid Jefferies $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to Bats. The $16.8 million comprised $11.3 million that was capitalized as debt issuance costs and its remaining balance is included, net, within Debt on the Consolidated Statements of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations for the year ended December 31, 2015. These Professional fees are included in the table above, however, the $11.3 million capitalized debt issuance costs are not included in the table above as such costs are being amortized over the life of the debt.

In the years ended December 31, 2016 and 2015, the Company paid $72,000 and $31,000, respectively, in fees to Jefferies for acting as broker in connection with the Company’s stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statements of Financial Condition at both December 31, 2016 and December 31, 2015 and are not included in the above table. In 2016, the Company also paid an additional $41,000, in fees, to Jefferies for acting as broker in connection to the open market sales of the Company’s shares of Bats common stock.

During the second quarter of 2016, the Company repurchased 1.9 million shares of KCG Class A Common Stock for $26.1 million, for an average price per share of $13.48, and 6.6 million Warrants for $14.2 million from entities affiliated with two former directors of KCG.

In November 2016, the Company entered into a purchase agreement with General Atlantic, a related party. Pursuant to the terms of the purchase agreement, the Company sold 8.9 million shares of common stock of Bats to General Atlantic in exchange for all of General Atlantic’s 18.7 million shares of KCG Class A Common Stock and 8.1 million Warrants. See Footnote 9 “Investments” for further details regarding the Swap Transaction. Following the completion of the Swap Transaction, General Atlantic is no longer considered a related party. Additionally, the Company paid Jefferies, a related party, $2.9 million for acting as broker and for advisory activities associated with the Swap Transaction, half of which was payable by the Company and half of which was payable on behalf of General Atlantic. The settlement of the portion paid by the Company on behalf of General Atlantic was completed by the Company retaining shares of Bats common stock with a fair value at the time of the Swap Transaction equal to the amount payable by General Atlantic to Jefferies, or approximately 46,000 shares. Jefferies was also the counterparty in the block sale, which the Company entered into in connection with the Swap Transaction. See Footnote 9 “Investments” for additional information on the Swap Transaction and the block sale.

See Footnote 17 “Tender Offer and Warrants and Stock Repurchase” for additional information on the Tender Offer and stock repurchases.

13. Stock-Based Compensation

KCG Equity Incentive Plan

KCG Holdings, Inc. Amended and Restated Equity Incentive Plan (the “KCG Plan”) was initially assumed from Knight in connection with the Mergers, and since the Mergers, has been maintained by the Company for the purpose of granting incentive awards to officers, employees and directors of the Company.

In April 2015, the Company’s Board of Directors approved and adopted an amended and restated version of the KCG Plan, the KCG Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan (“the Amended 2015 Plan”), subject to approval by the KCG stockholders which was obtained on May 12, 2015 at the Company’s annual meeting of stockholders.

The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of RSUs and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. Additionally, in the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of December 31, 2016, there were approximately 25.1 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 13.2 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).

The Amended 2015 Plan is administered by the Compensation Committee, and allows for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and cash-based awards (collectively, the “awards”), as defined by the Amended 2015 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the Amended 2015 Plan also limits the number of awards that may be granted to a single individual.

Restricted Shares and Restricted Stock Units

The Company has historically awarded RSUs to eligible officers, employees and directors as a component of annual incentive compensation, and has also made off-cycle grants of RSUs for purposes of one-time, special or retention awards (“Off-Cycle Grants”). The majority of RSUs that have been granted by the Company vest ratably over three years and are subject to accelerated vesting, or continued vesting, following the grantee’s termination of employment, in accordance with the applicable award documents and employment agreements between the Company and the grantee.

As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This amendment resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2015. Beginning in 2015, the Company also began to recognize in the current year the expense associated with the RSUs expected to be granted by the Company early in the following year for the current year’s annual incentive compensation.

The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. When accruing compensation expense over the duration of a performance year prior to the grant of Annual Equity Awards for that year, the Company accrues compensation expense based on the estimated value of such future awards. For example, prior to granting the RSUs that are expected to be awarded by the Company in early 2017 as a component of annual incentive compensation for the 2016 performance year, the Company will accrue compensation expense for such awards over the year ended December 31, 2016, based on the estimated value of such awards. The amount accrued during the year for Annual Equity Awards is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the years ended December 31,
	2016	2015	2014
Stock award compensation expense (1)	$19,451	$81,496	$55,402
Income tax benefit	7,391	30,968	21,053
(1)

Included in the year ended December 31, 2015 is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.

The following table summarizes restricted awards activity for the year ended December 31, 2016 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2015	6,737	$11.29
Granted	3,296	10.86
Vested	(4,111)	10.99
Forfeited	(359)	11.32

Outstanding at December 31, 2016	5,563	$11.25

There was $6.0 million of unamortized compensation related to unvested RSUs at December 31, 2016 that are related to Off-Cycle Grants. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.7 years.

Stock Options and Stock Appreciation Rights

The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock. The stock options and SARs outstanding as of the date hereof have each been granted with an exercise price not less than the market value of KCG Class A Common Stock on the grant date and generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Like RSUs, stock options and SARs are subject to accelerated vesting, or continued vesting following certain termination circumstances, in accordance with the applicable award agreements and employment agreements between the Company and the grantee. The Company issues new shares upon stock option exercises by its employees and directors, and may either issue new shares or provide a cash payment upon SARs exercises by its employees.

The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were 2.0 million stock options granted and no SARs granted during the year ended December 31, 2016. There were no stock options or SARs granted during the year ended December 31, 2015.

The weighted average assumptions used for stock options granted in 2016 were as follows:

2016
Dividend yield	—%
Expected volatility	25.0%
Risk-free interest rate	0.7%
Expected life (in years)	3.5

Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Stock option and SAR compensation expense	$746	$2,999	$3,807
Income tax benefit	284	1,140	1,447

The following table summarizes stock option and SAR activity and stock options exercisable for the year ended December 31, 2016 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2015 (1)	4,371	$17.36
Granted	2,059	23.35
Exercised	(43)	8.24
Forfeited or expired	(89)	49.64

Outstanding at December 31, 2016 (1)	6,298	$18.88	$6,224	2.33

Exercisable at December 31, 2016	4,906	$17.66	$6,224	1.80

Available for future grants at December 31, 2016 (2)	13,221

(1)	Includes 1.7 million SARs.
(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/16	Weighted- Average Exercise Price
$8.24 - $8.25	697	0.96	$8.24	697	$8.24
$11.65 - $11.65	1,700	1.51	11.65	1,700	11.65
$14.45 - $14.45	58	1.73	14.45	—	—
$22.50 - $22.50	1,700	1.51	22.50	1,700	22.50
$23.35 - $53.91	2,143	4.08	25.20	809	28.25

	6,298	2.33	$18.84	4,906	$17.66

The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. The total intrinsic value and cash received from stock options exercised during the year ended December 31, 2016 is $0.3 million and $0.4 million, respectively. The total intrinsic value and cash received from stock options exercised during the year ended December 31, 2015 is $0.7 million and $1.2 million, respectively.

There is $0.6 million of unamortized compensation related to unvested stock options at December 31, 2016. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.50 years.

Incentive units

Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or benefit included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at December 31, 2016 and December 31, 2015 related to incentive units were $2.3 million and $2.4 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

The following is a summary of the changes in the incentive units for the year ended December 31, 2016 (units in thousands):

Vested
Incentive units at December 31, 2015	30
Issued	—
Vested	(11)
Exercised	(3)
Canceled	—

Incentive units at December 31, 2016	16

Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Incentive units	$262	$168	$(269)

14. Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) in which most of its employees are eligible to participate. Under the terms of the 401(k) Plan, the Company is required to make annual contributions to the 401(k) Plan equal to 100% of the contributions made by its employees, up to annual limits. The total expense recognized with respect to the 401(k) Plan is included in Employee compensation and benefits on the Consolidated Statements of Operations, as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Total expense	$8,919	$9,765	$10,093

15. Income Taxes

The Company is subject to U.S. corporate income taxes. The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The provision (benefit) for income taxes from continuing operations consists of (in thousands):

	For the years ended December 31,
	2016	2015	2014
Current:
U.S. federal	$101,443	$106,700	$709
U.S. state and local	(2,245)	19,665	4,081
Non U.S.	471	958	(828)

	$99,669	$127,323	$3,962

Deferred:
U.S. federal	$32,635	25,221	30,331
U.S. state and local	13,673	(16,803)	(10,997)
Non U.S.	(5,246)	(4,883)	(543)

	$41,062	$3,535	$18,791

Provision for income taxes	$140,731	$130,858	$22,753

The following table reconciles the U.S. federal statutory income tax to the Company’s actual income tax from continuing operations (in thousands):

	For the years ended December 31,
	2016	2015	2014
U.S. federal income tax expense at statutory rate	$138,750	$132,987	$29,815
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	7,428	18,101	(4,495)
Recognition of state deferred tax assets and net operating losses, net of U.S. federal income tax effect	—	(16,242)	—
Nondeductible expenses (1)	2,980	3,223	230
Federal research & development tax credits	(2,153)	(3,753)	(1,241)
Deduction for domestic production activities	(5,525)	—	—
Foreign taxes	471	(3,927)	(1,371)
Other, net	(1,220)	469	(185)

Income tax expense	$140,731	$130,858	$22,753

(1)	Nondeductible expenses include nondeductible compensation and meals and entertainment.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.The Company’s net deferred tax assets are reported as Deferred tax asset, net on the Consolidated Statements of Financial Condition. At December 31, 2016, and December 31, 2015, the Company’s net deferred tax assets were $109.9 million and $151.2 million, respectively, and comprised the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Employee compensation and benefit plans	$32,719	$41,447
Fixed assets and other amortizable assets	52,206	79,765
Accrued expenses and other	16,140	7,875
Valuation of investments	8,108	13,590
Net operating loss carryforwards and tax credits	42,476	43,419
Less: Valuation allowance on net operating loss carryforwards and tax credits	(9,715)	(9,715)

Total deferred tax assets	$141,934	$176,381

Deferred tax liabilities:
Fixed assets and other amortizable assets	$2,191	$243
Valuation of investments	—	280
Reduction in foreign tax credit for Non-U.S. NOL carryforwards	29,882	24,633

Total deferred tax liabilities	32,073	25,156

Net deferred tax assets	$109,861	$151,225

A valuation allowance is established when management determines that it is more likely than not that the Company will be able to realize its deferred tax assets in the future. With the exception of certain NOLs and tax credits, the Company has not recorded any valuation allowance with respect to its deferred tax assets at December 31, 2016 or December 31, 2015.

At December 31, 2016 and December 31, 2015, the Company had U.S. federal NOL carryforwards of $26.7 million and $27.7 million, respectively, which are subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. At December 31, 2016 and December 31, 2015, the Company recorded a deferred income tax asset related to these federal NOLs of $9.4 million and $9.7 million, respectively, and a partial valuation allowance of $6.5 million for both years which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.

At December 31, 2016, the Company recorded deferred income tax assets related to state and local NOLs of $12 thousand and a full valuation allowance of $12 thousand, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. At December 31, 2015, the Company recorded deferred income tax assets related to state and local NOLs of $8.8 million and a partial valuation allowance of $12 thousand, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.

Prior to 2015, the Company had recorded a partial valuation allowance against certain of its state and local NOLs and other deferred tax assets as it was more likely than not that the benefit of such items would not be realized. During 2015, the Company undertook an internal restructuring which resulted in profits of certain subsidiaries flowing into a formerly unprofitable subsidiary for U.S. corporate income tax purposes, and as a result the Company reversed this partial valuation allowance as these loss carryforwards and other state and local deferred tax assets are now expected to be utilized.

At December 31, 2016, the Company had non-U.S. NOL carryforwards of $150.5 million. The Company recorded a foreign deferred income tax asset of $29.9 million for these NOL carryforwards as of December 31, 2016 along with an offsetting U.S. federal deferred tax liability of $29.9 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. At December 31, 2015, the Company had non-U.S. NOL carryforwards of $114.6 million. The Company recorded a foreign deferred income tax asset of $24.6 million for these NOL carryforwards as of December 31, 2015 along with an offsetting U.S. federal deferred tax liability of $24.6 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. The Company’s non-U.S. net operating losses may be carried forward indefinitely.

At December 31, 2016, and December 31, 2015, the Company had unrecognized tax benefits of $5.1 million and $3.6 million, respectively, all of which would affect the Company’s effective tax rate if recognized.

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31, 2016	December 31, 2015
Balance at beginning of period	$3,644	$2,312
Increases based on tax positions related to prior periods	1,751	1,332
Decreases based on tax positions related to prior periods	(1,217)	—
Increases based on tax positions related to current periods	917	—

Balance at the end of the period	$5,095	$3,644

As of December 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2013 through 2015, and to non U.S. income tax examinations for the tax years 2008 through 2016. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2015. The final outcome of these examinations is not yet determinable, however, the Company does not anticipate that any adjustments would result in a material change to its results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Debt interest expense and Interest, net, on the Consolidated Statements of Operations.

16. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated other comprehensive income (loss), net of tax by component for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2014	$36	$1,365	$1,401

Other comprehensive income	316	416	732

Balance, December 31, 2014	352	1,781	2,133

Other comprehensive income (loss)	106	(1,581)	(1,475)
Reclassification of investment to trading security	(308)	—	(308)

Net current-period other comprehensive loss	(202)	(1,581)	(1,783)

Balance, December 31, 2015	150	200	350

Other comprehensive income (loss)	3,136	(1,239)	1,897

Balance, December 31, 2016	$3,286	$(1,039)	$2,247

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations for the year ended December 31, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Available-for-sale securities:
Reclassification of unrealized net gains	497	Investment income and other, net
Related income tax expense	(189)	Income tax expense

	$308	Net of tax

See Footnote 9 “Investments” for additional information on the reclassification.

17. Tender Offer and Warrants and Stock Repurchases

Tender Offer

On April 2, 2015, the Company’s Board of Directors authorized the repurchase of up to $400.0 million (including the previously unused $55.0 million of authority under the repurchase program authorized on May 1, 2014) of KCG Class A Common Stock and Warrants. On May 4, 2015, the Company commenced Tender Offer which expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell up to $330.0 million of KCG Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by KCG in accordance with the terms of the Tender Offer.

Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, the Company accepted for purchase 23.6 million shares of the KCG Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million excluding fees and expenses related to the Tender Offer. The 23.6 million shares of KCG Class A Common Stock that the Company accepted for purchase in the Tender Offer were retired as of June 9, 2015. As a result, the Company reduced Class A Common Stock and Retained earnings on the Consolidated Statements of Financial Condition by $0.2 million and $329.8 million, respectively.

Shares of KCG Common Stock were accepted on a pro rata basis (except for tenders of odd lots, which were accepted in full) at a proration factor, after giving effect to the priority of odd lots, of approximately 29.1% as the Tender Offer was oversubscribed.

The Company incurred expenses of $2.1 million in connection with the Tender Offer, which were recorded within Professional fees in the Consolidated Statements of Operations for the year ended December 31, 2015.

Warrants

As a portion of the consideration in the Mergers, former GETCO unitholders received, in addition to KCG Class A Common Stock, 24.3 million Class A, Class B and Class C Warrants, which were issued in accordance with the Warrant Agreement, dated July 1, 2013, between KCG and Computershare Shareowner Services LLC (the “Warrant Agreement”) and which are subject to the terms and conditions of the Warrant Agreement.

The Warrant Agreement includes various anti-dilution and similar provisions that require adjustments to the exercise prices of the Class A, Class B and Class C Warrants and/or the number of shares of KCG Class A Common Stock issuable upon exercise of the Warrants upon certain events and actions taken by the Company, including the Company’s repurchase of KCG Class A Common Stock through a public tender offer.

As a result of the Tender Offer in the second quarter of 2015, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.

The adjusted exercise price for each class of Warrants and the activity for the year ended December 31, 2016 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
Exercised	(55)	(18)	—	(73)
Repurchased	(5,016)	(5,167)	(5,167)	(15,350)

Warrants - Outstanding at December 31, 2016	2,026	2,069	2,087	6,182

During the year ended December 31, 2016, the Company repurchased 15.4 million Warrants for $35.1 million, including 7.0 million Warrants repurchased from General Atlantic in exchange for shares of Bats common stock held by the Company, as a part of the Swap Transaction. As of December 31, 2016, the Company had an agreement to repurchase an additional 1.1 million Warrants from General Atlantic in January 2017 in exchange for additional shares of Bats common stock held by the Company. During the year ended December 31, 2015, the Company repurchased 2.6 million Warrants for $4.4 million.

Stock Repurchases

In 2016, the Company repurchased 5.5 million shares of KCG Class A Common Stock for $70.7 million under the Company’s Board approved program. This included the repurchase of 1.9 million shares of KCG Class A Common Stock for $26.1 million, for an average price per share of $13.48, from entities affiliated with Stephen Schuler and Daniel Tierney, two former directors of the Company, during the second quarter of 2016.

During the fourth quarter of 2016, as a part of the Swap Transaction, the Company repurchased 18.7 million shares of KCG Class A Common Stock from General Atlantic, in exchange for shares of Bats common stock held by the Company.

See Footnote 9 “Investments” and Footnote 12 “Related Parties” for more information on stock and warrant repurchases from related parties and not under the Company’s Board approved program.

In 2015, the Company repurchased an additional 3.5 million shares of KCG Class A Common Stock for $41.7 million outside of the Tender Offer. As part of these additional repurchases, on November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity, an entity affiliated with former director Stephen Schuler, for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date.

18. Writedowns and Other Charges

Writedown of assets and other real estate related charges

For the year ended December 31, 2016, the Company recorded $0.6 million in net lease loss charges related to excess real estate capacity. The Company also recorded writedowns of assets totaling $1.5 million comprising of trading rights and fixed assets contributed to a JV. These charges were recorded within Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company recorded $15.9 million in writedowns primarily related to goodwill and intangible assets of businesses held for sale. See Footnote 3 “Discontinued Operations, Assets Held for Sale & Sales of Businesses” and Footnote 10 “Goodwill and Intangible Assets” for further details.

In the second quarter of 2015, the Company adopted a plan to consolidate its metro New York City area real estate, which at such time, comprised the Company’s Jersey City, NJ and New York, NY locations, through a relocation of its corporate headquarters to lower Manhattan in late 2016. As a result of this plan, the Company abandoned the majority of its Jersey City, NJ location on a staggered basis through the end of 2016 and abandoned its former New York, NY location by the end of 2016. Upon adopting the relocation plan, the Company prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the abandonment dates.

Consistent with its plan, in the fourth quarter of 2016, the Company relocated its headquarters to 300 Vesey Street, New York, New York 10282.

Additionally, the Company completed consolidating its offices in Chicago and abandoned a portion of its Chicago premises in the third quarter of 2015.

As a result of this real estate activity, the Company recorded $23.7 million in charges in 2015 primarily related to the early termination of its Jersey City lease, modification of its New York City lease, and lease loss accruals for its Chicago and Greenwich premises.

For the year ended December 31, 2015, the Company recorded writedowns of fixed assets totaling $17.0 million which comprises accelerated amortization related to leaseholds and furniture on partially vacated properties at its Jersey City and Chicago locations and losses on the sale of certain microwave communication network assets to a JV.

For the year ended December 31, 2014, the Company recorded $8.6 million of net lease loss accruals related to excess real estate capacity.

The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2016	December 31, 2015
Balance as of beginning of period	$18,892	$5,897
Real estate charges incurred	390	23,186
Payments made, net	(3,750)	(8,921)
Other charges	(1,281)	(1,270)

Balance as of end of period	$14,251	$18,892

Debt extinguishment charges

In 2015, the Company wrote off $8.5 million of debt issuance costs and paid $16.5 million as a contractual make-whole premium related to the early redemption of the Company’s $305.0 million 8.25% Senior Secured Notes. See Footnote 11 “Debt” for further details.

In 2014, the Company made $235.0 million principal repayments under the Credit Agreement. As a result, the Company wrote off $9.6 million in debt issuance costs.

19. Earnings Per Share

Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income or loss by the weighted average shares of KCG Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and Warrants were exercised and restricted awards were to vest.

The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 8.4 million, 16.5 million and 28.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the KCG Class A Common Stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	For the years ended December 31,
	2016		2015		2014
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$255,697	84,405	$249,104	100,437	61,102	112,854
Effect of dilutive stock based awards
Restricted awards		876		1,955		3,579
Stock options and SARs		490		316		101
Warrants		389		214		—

Income and shares used in diluted calculations	$255,697	86,160	$249,104	102,922	$61,102	116,534

Income attributable to common stockholders	$255,697		$249,104		$61,102

Basic earnings per common share		$3.03		$2.48		$0.54

Diluted earnings per common share		$2.97		$2.42		$0.52

20. Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the years ended December 31, 2016, 2015 or 2014.

21. Commitments and Contingent Liabilities

Legal Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.

The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, the Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority (“FCA”). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers (“AMF”) recently completed an investigation of GETCO’s trading activities on Euronext for the period 2010 to 2012. In a decision, dated July 8, 2016, the AMF’s enforcement committee imposed a €400,000 monetary penalty on GETCO which the Company decided not to appeal. The Company fully reserved for the monetary penalty in the second quarter of 2016 and anticipates paying the fine in the first quarter of 2017.

Capital Leases

The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At December 31, 2016, the obligations have a weighted-average interest rate of 3.93% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at December 31, 2016 consist of (in thousands):

Minimum Payments
2017	$2,908
2018	2,861
2019	2,861

Total	$8,630

The total interest expense related to capital leases for the years ended December 31, 2016, 2015 and 2014 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest expense - Capital leases	$66	$189	$370

Operating Leases

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $25.2 million, $17.8 million and $19.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The Company leases certain computer and other equipment under noncancelable operating leases. As of December 31, 2016, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending December 31, 2017	$28,502	$5,213	$23,289
Year ending December 31, 2018	26,799	4,917	21,882
Year ending December 31, 2019	24,380	4,337	20,043
Year ending December 31, 2020	22,918	2,974	19,944
Year ending December 31, 2021	22,412	2,957	19,455
Thereafter through December 31, 2031	152,911	7,391	145,520

Total	$277,922	$27,789	$250,133

Contract Obligations

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2016, the Company had provided letters of credit for $11.1 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

Guarantees

The Company is a member of exchanges that trade and clear futures contracts. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. Although the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other nondefaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the financial statements for these agreements and management believes that any potential requirement to make payments under these agreements is remote.

There were no compensation guarantees at December 31, 2016 that extended beyond December 31, 2017.

Representations and Warranties

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of significant loss is minimal.

Urban, the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of December 31, 2016.

22. Net capital requirements

KCGA, the Company’s U.S. registered broker dealer is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of December 31, 2016, KCGA was in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for KCGA at December 31, 2016 as filed in its regulatory filings (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$342,919	$1,000	$341,919

The Company’s U.K. registered broker dealer is subject to certain financial resource requirements of FCA. The following table sets forth the financial resource requirement for KCG Europe Limited, the Company’s U.K. registered broker dealer, at December 31, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$140,797	$111,101	$29,696

The Company’s other U.K. registered broker dealer, GETCO Europe Limited, withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.

23. Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker in global equities, fixed income, futures, options, commodities and currencies, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.

Financial instruments sold, not yet purchased, at fair value represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

The Company currently has no loans outstanding to any former or current executive officer or director.

24. Business Segments

As of December 31, 2016, the Company’s operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.

Results for the Company’s former retail U.S. options market making business and DMM business are included in Market Making segment up to the date of its sale in 2016.

The Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.

In September 2016, the Company completed the acquisition of Neonet. Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.

Results for the Company’s former FCM business and KCG Hotspot are included in the Global Execution Services segment up to the date of their respective sales.

The Corporate and Other segment contains the Company’s investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

The Company’s revenues, income (loss) before income taxes from continuing operations (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2016:
Revenues	$775,173	$283,756	$395,483	$1,454,412
Pre-tax earnings	93,732	12,008	290,688	396,428
Total assets	5,400,530	703,426	157,331	6,261,287
For the year ended December 31, 2015:
Revenues	$884,858	$667,723	$46,529	$1,599,110
Pre-tax earnings	124,028	368,957	(113,023)	379,962
Total assets	4,855,482	727,029	458,024	6,040,535
For the year ended December 31, 2014:
Revenues	$901,152	$345,710	$69,369	$1,316,232
Pre-tax earnings	146,713	11,056	(72,582)	85,187
Total assets	4,401,021	786,734	1,633,620	6,821,375

Included in Revenues and Pre-tax earnings within Corporate and Other for the year ended December 31, 2016 is a $364.4 million gain from the sales of substantially all of the Company’s investment in Bats. Included in Revenues and Pre-tax earnings within Global Execution Services for the year ended December 31, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively.

Included in total assets within Corporate and Other at December 31, 2016 is $8.2 million related to Assets of businesses held for sale. See Footnote 3 “Assets of Businesses Held for Sale & Sales of Businesses” for further information.

In the first quarter of 2015, the Company began to allocate costs incurred to operate its self-clearing function to the Market Making and Global Execution Services segments and no longer report it as a distinct business within the Corporate and Other segment. Previously, these support costs were embedded within the internal clearing rates charged by the Corporate and Other segment to the various businesses, which eliminated during consolidation.

Additionally, prior to 2015, funding costs of inventory positions were recorded in the Corporate and Other segment, primarily within Collateralized financing interest on the Consolidated Statements of Operations. These costs were subsequently charged out to the Market Making and Global Execution Services segments primarily through the Interest, net line item, with an equal and offsetting revenue item within the Corporate and Other segment. With the move of the self clearing team to a support function, these third party costs are now charged directly to the businesses within the Market Making and Global Execution Services segments. This shift in how the Company’s self clearing unit is reported has no impact to the Consolidated Statements of Operations, nor any of the individual line items within it. However, on a segment level, this decreases the amount of total revenues reported by the Corporate and Other segment, because it no longer records the offsetting revenue for these third party funding costs. This change in the measurement of segment profitability, which has no impact to the consolidated results, is reported prospectively, and, therefore, is not reflected in the financial results for any period prior to January 1, 2015.

Included in total assets at December 31, 2015 is $26.0 million related to Assets of businesses held for sale. As noted in Footnote 3 “Discontinued Operations, Assets Held for Sale & Sales of businesses”, such assets are included as Assets held for sale at December 31, 2016 and 2015.

The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2016:
Revenues	$1,351,242	$103,170	$1,454,412
For the year ended December 31, 2015:
Revenues	$1,449,370	$149,740	$1,599,110
For the year ended December 31, 2014:
Revenues	$1,127,088	$189,144	$1,316,232

25. Condensed Financial Statements of KCG Holdings, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

KCG Holdings, Inc. (parent only)

	December 31,
	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$369,882	$333,982
Receivable from subsidiaries	—	212,336
Investments in subsidiaries	1,509,526	1,039,250
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	88,822	2,755
Goodwill and intangible assets, less accumulated amortization	—	218
Deferred tax asset, net	87,847	76,747
Subordinated loans to subsidiaries	300,000	280,000
Other assets	13,181	41,178

Total assets	$2,369,258	$1,986,466

Liabilities and equity
Liabilities
Accrued compensation expense	$13,812	$21,775
Payable to subsidiaries	405,414	—
Accrued expenses and other liabilities	64,279	35,604
Income taxes payable	74,117	—
Debt	454,353	484,989

Total liabilities	1,011,975	542,368
Total equity	1,357,283	1,444,098

Total liabilities and equity	$2,369,258	$1,986,466

Statements of Operations and Comprehensive Income

KCG Holdings, Inc. (parent only)

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Investment income and other, net	$9,469	$7,341	$3,415

Total revenues	9,469	7,341	3,415

Expenses
Employee compensation and benefits	32,660	48,863	50,256
Debt interest expense	19,823	39,419	15,604
Depreciation and amortization	633	—	—
Professional fees	10,188	15,728	9,211
Business development	964	2,759	3,625
Occupancy and equipment rentals	12,904	2,059	—
Communications and data processing	2,008	—	—
Other	17,898	27,795	21,795

Total expenses	97,078	136,623	100,491

Loss before income taxes and equity in earnings of subsidiaries	(87,609)	(129,282)	(97,076)
Income tax expense (benefit)	69,654	(75,784)	(35,972)

Loss before equity in earnings of subsidiaries	(157,263)	(53,498)	(61,104)
Equity in earnings of subsidiaries	412,960	302,602	122,206

Net income	255,697	249,104	61,102
Other comprehensive income (loss)	1,897	(1,783)	732

Comprehensive income	$257,594	$247,321	$61,834

Statements of Cash Flows

KCG Holdings, Inc. (parent only)

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$255,697	$249,104	$61,102
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries, net of tax	(412,960)	(302,602)	(122,206)
Deferred taxes	17,322	—	—
Stock-based compensation	3,729	14,942	16,997
Debt discount accretion and other debt related expenses	3,327	12,103	12,548
Realized gain on repurchase of debt	(3,676)	—	—
Other	464	—	—
Dividends received from subsidiaries	95,000	85,323	224,524
Decrease (increase) in operating assets
Subordinated loan receivable	(20,000)	—	(30,000)
Deferred tax asset	(11,100)	60,262	6,019
Other assets	15,392	(17,255)	(25,897)
(Decrease) increase in operating liabilities
Income taxes payable	87,475	—	—
Accrued compensation expense	(1,930)	5,050	13,208
Accrued expenses and other liabilities	14,020	20,063	3,178

Net cash provided by operating activities	42,760	126,990	159,473

Cash flows from investing activities
Purchases of investments	(583)	—	—
Purchase of fixed assets and leasehold improvements	(75,579)	(2,972)	—
Capital contributions to subsidiaries	(11,466)	—	—

Net cash used in investing activities	(87,628)	(2,972)	—

Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—	—
Borrowings under capital lease obligations	7,497	—	—
Partial payment of Credit Agreement	—	—	(235,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	—	494,810	—
Repayment of 8.25% Senior Secured Notes	—	(305,000)	—
Payment of debt issuance costs	—	(12,645)	—
Cost of common stock repurchased - Tender Offer	—	(330,000)	—
Cost of common stock repurchased	(91,240)	(63,194)	(111,585)
Cash funding transactions with subsidiaries	208,943	123,308	236,795
Stock options exercised	353	1,247	—
Warrants exercised	—	532	—
Cost of warrants repurchased	(15,909)	(4,441)	—
Income tax provision on stock awards exercised	1,412	2,647	—

Net cash provided by (used in) financing activities	80,768	(92,736)	(109,790)

Increase in cash and cash equivalents	35,900	31,282	49,683
Cash and cash equivalents at beginning of period	333,982	302,700	253,017

Cash and cash equivalents at end of period	$369,882	$333,982	$302,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,554	$33,878	$28,426

Cash paid for income taxes	$16,200	$124,461	$15,456

Non-cash investing activities - Purchases of fixed assets and leasehold improvements that were paid for subsequent to year end	$10,272	$—	$—

Non-cash investing activities - Compensation capitalized for internal use software that was paid subsequent to year end	$632	$—	$—

Non-cash net funding financing activities with subsidiaries	$318,731	$54,510	$131,840

JEFFERIES GROUP LLC AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)
Dated: February 28, 2017	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent
Chief Financial Officer
(duly authorized officer)