Form 10-Q
period 2017-02-28
Jefferies Group LLC
filed 2017-04-07
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2017	November 30, 2016
ASSETS
Cash and cash equivalents ($4,635 and $16,805 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	$4,080,381	$3,529,069
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	705,313	857,337
Financial instruments owned, at fair value, (including securities pledged of $10,184,574 and $9,706,881 at February 28, 2017 and November 30, 2016, respectively; and $53,122 and $87,153 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	13,252,736	13,809,512
Investments in managed funds	170,762	186,508
Loans to and investments in related parties	672,376	653,872
Securities borrowed	6,886,436	7,743,562
Securities purchased under agreements to resell	4,468,494	3,862,488
Receivables:
Brokers, dealers and clearing organizations	2,678,413	2,009,163
Customers	1,181,915	843,114
Fees, interest and other ($248 and $1,547 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	312,029	310,894
Premises and equipment	276,674	265,553
Goodwill	1,640,202	1,640,653
Other assets ($5 and $0 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,377,636	1,229,551
Total assets	$37,703,367	$36,941,276
LIABILITIES AND EQUITY
Short-term borrowings	$422,924	$525,842
Financial instruments sold, not yet purchased, at fair value	8,728,491	8,359,202
Collateralized financings:
Securities loaned	2,522,846	2,819,132
Securities sold under agreements to repurchase	7,315,459	6,791,676
Other secured financings (includes $34,187 and $41,768 at fair value at February 28, 2017 and November 30, 2016, respectively; and $594,087 and $755,544 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	594,120	755,576
Payables:
Brokers, dealers and clearing organizations	2,960,576	3,290,404
Customers	2,412,125	2,297,292
Accrued expenses and other liabilities ($556 and $735 at February 28, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,006,943	1,248,200
Long-term debt (includes $310,057 and $248,856 at fair value at February 28, 2017 and November 30, 2016, respectively)	6,267,491	5,483,355
Total liabilities	32,230,975	31,570,679
EQUITY
Member’s paid-in capital	5,652,122	5,538,103
Accumulated other comprehensive loss:
Currency translation adjustments	(154,918)	(152,305)
Changes in instrument specific credit risk	(16,189)	(6,494)
Additional minimum pension liability	(9,275)	(9,358)
Total accumulated other comprehensive loss	(180,382)	(168,157)
Total member’s equity	5,471,740	5,369,946
Noncontrolling interests	652	651
Total equity	5,472,392	5,370,597
Total liabilities and equity	$37,703,367	$36,941,276
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues:
Commissions and other fees	$145,822	$155,824
Principal transactions	220,957	(103,373)
Investment banking	408,021	230,930
Asset management fees and investment income from managed funds	8,926	9,530
Interest	202,023	221,945
Other	24,048	(21,751)
Total revenues	1,009,797	493,105
Interest expense	214,284	194,118
Net revenues	795,513	298,987
Non-interest expenses:
Compensation and benefits	460,172	349,743
Non-compensation expenses:
Floor brokerage and clearing fees	45,858	40,479
Technology and communications	65,507	64,989
Occupancy and equipment rental	25,815	24,585
Business development	22,632	24,854
Professional services	32,124	23,512
Other	19,206	20,701
Total non-compensation expenses	211,142	199,120
Total non-interest expenses	671,314	548,863
Earnings (loss) before income taxes	124,199	(249,876)
Income tax expense (benefit)	10,179	(83,107)
Net earnings (loss)	114,020	(166,769)
Net earnings attributable to noncontrolling interests	1	44
Net earnings (loss) attributable to Jefferies Group LLC	$114,019	$(166,813)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016
Net earnings (loss)	$114,020	$(166,769)
Other comprehensive loss, net of tax:
Currency translation and other adjustments	(2,530)	(49,670)
Changes in instrument specific credit risk (1)	(9,695)	(302)
Total other comprehensive loss, net of tax (2)	(12,225)	(49,972)
Comprehensive income (loss)	101,795	(216,741)
Net earnings attributable to noncontrolling interests	1	44
Comprehensive income (loss) attributable to Jefferies Group LLC	$101,794	$(216,785)

(1)	Includes income tax benefit of approximately $6.3 million for the three months ended February 28, 2017.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2017	Year Ended November 30, 2016
Member’s paid-in capital:
Balance, beginning of period	$5,538,103	$5,526,855
Net earnings attributable to Jefferies Group LLC	114,019	15,434
Tax detriment for issuance of share-based awards	—	(4,186)
Balance, end of period	$5,652,122	$5,538,103
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(168,157)	$(44,946)
Currency adjustments	(2,613)	(115,494)
Changes in instrument specific credit risk, net of tax	(9,695)	(6,494)
Pension adjustments, net of tax	83	(1,223)
Balance, end of period	(180,382)	(168,157)
Total member’s equity	$5,471,740	$5,369,946
Noncontrolling interests:
Balance, beginning of period	$651	$27,468
Net earnings (loss) attributable to noncontrolling interests	1	(28)
Contributions	—	9,390
Distributions	—	(563)
Deconsolidation of asset management company	—	(35,616)
Balance, end of period	$652	$651
Total equity	$5,472,392	$5,370,597

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the three months ended February 28, 2017 and the year ended November 30, 2016.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net earnings (loss)	$114,020	$(166,769)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	252	(2,735)
(Income) loss on loans to and investments in related parties	(26,264)	23,416
Distributions received on investments in related parties	2,240	—
Other adjustments	(9,435)	8,670
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	152,001	70,939
Receivables:
Brokers, dealers and clearing organizations	(670,299)	(211,449)
Customers	(338,876)	13,863
Fees, interest and other	(1,211)	(15,898)
Securities borrowed	856,236	(385,463)
Financial instruments owned	551,101	2,830,082
Investments in managed funds	15,746	1,551
Securities purchased under agreements to resell	(609,225)	298,260
Other assets	(145,374)	(392,788)
Payables:
Brokers, dealers and clearing organizations	(329,027)	(1,477,131)
Customers	114,834	(180,980)
Securities loaned	(295,666)	(295,559)
Financial instruments sold, not yet purchased	375,034	750,826
Securities sold under agreements to repurchase	525,137	(1,721,276)
Accrued expenses and other liabilities	(241,753)	(205,396)
Net cash provided by (used in) operating activities	39,471	(1,057,837)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,134,714)	(141,735)
Distributions from loans to and investments in related parties	1,140,234	188,108
Net payments on premises and equipment	(22,396)	(20,958)
Payment on purchase of aircraft	—	(27,500)
Deconsolidation of asset management entity	—	(39)
Cash received from contingent consideration	1,250	466
Net cash used in investing activities	(15,626)	(1,658)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash flows from financing activities:
Proceeds from short-term borrowings	9,682,590	1,397,552
Payments on short-term borrowings	(9,789,703)	(1,396,326)
Net (payments on) proceeds from other secured financings	(161,456)	134,435
Net proceeds from issuance of long-term debt, net of issuance costs	792,376	65,734
Net change in bank overdrafts	4,195	(41,978)
Net cash provided by financing activities	528,002	159,417
Effect of exchange rate changes on cash and cash equivalents	(535)	(10,448)
Net increase (decrease) in cash and cash equivalents	551,312	(910,526)
Cash and cash equivalents at beginning of period	3,529,069	3,510,163
Cash and cash equivalents at end of period	$4,080,381	$2,599,637

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$238,938	$188,217
Income taxes, net	477	(7,450)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our Futures business. During the second quarter of 2016, we completed the exit of the Futures business. For further information on the exit of the Bache business, refer to Note 20, Exit Costs.
Jefferies Group LLC is an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 are convertible into Leucadia common shares (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2016.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Immaterial Adjustments
Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), we made immaterial correcting adjustments (referred to as “adjustments”) to our Consolidated Statements of Cash Flows for the three months ended February 29, 2016. The adjustments relate to a classification error in the reporting of the net change in bank overdrafts within our Consolidated Statements of Cash Flows. The adjustments have no effect on our Consolidated Statements of Financial Condition, the Consolidated Statements of Earnings, the Consolidated Statements of Changes in Equity or the Consolidated Statements of Comprehensive Income three months ended February 29, 2016. We do not believe these adjustments are material to our financial statements for any previously reported period.
The following table presents equal and offsetting adjustments that were made to the Net change in accrued expenses and other liabilities and the Net change in bank overdrafts (in thousands):

Three Months Ended February 29, 2016
Increase (decrease)
Net change in accrued expenses and other liabilities	$41,978
Net change in bank overdrafts	(41,978)
The following table sets forth the adjustments and revisions to our Consolidated Statements of Cash Flows prior to the adoption of ASU 2016-09 (in thousands):

	Three Months Ended February 29, 2016
	As Originally Reported	As Revised
Operating activities
Decrease in accrued expenses and other liabilities	$(247,374)	$(205,396)
Net cash used in operating activities	(1,099,977)	(1,057,999)

Financing activities
Net change in bank overdrafts	$—	$(41,978)
Net cash provided by financing activities	201,557	159,579
See Note 3, Accounting Developments, for further information on the adoption of ASU 2016-09.

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
Principal Transactions. Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in the Consolidated Statements of Earnings on a trade date basis, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 5, Derivative Financial Instruments). Fees received on loans carried at fair value are also recorded within Principal transaction revenues.

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
Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in the Consolidated Statements of Earnings. See Note 9, Investments, and Note 19, Related Party Transactions, for additional information regarding certain of these investments.
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
Refer to Note 5, Derivative Financial Instruments, and Note 6, Collateralized Transactions, for further information.
Hedge Accounting
Hedge accounting is applied using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. The interest rate swaps are included within Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives in the Consolidated Statements of Financial Position. We use regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% - 125%. The impact of valuation adjustments related to our own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.
For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense.
Refer to Note 5, Derivative Financial Instruments, for further information.
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
The fair value of reporting units are based on widely accepted valuation techniques that we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies we utilize in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange-traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon our adoption of ASU 2016-09 on December 1, 2016, we account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense. See Note 3, Accounting Developments, for further information on the adoption of ASU 2016-09.
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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance impacts the presentation of net periodic pension costs in the statement of income. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies goodwill impairment testing. The guidance is effective in the first quarter of fiscal 2021 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of these new ASUs on our Consolidated Statements of Cash Flows.
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
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance, as stated in ASU No. 2014-09, was effective beginning in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. We intend to adopt the new guidance on December 1, 2017 with a cumulative-effect adjustment to opening member’s equity. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, we do not expect the guidance to have a material impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. Our implementation efforts include the identification of revenue within the scope of the guidance, the evaluation of certain revenue contracts, education and discussions with our control functions, and periodic discussions with our audit committee. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing, and we continue to evaluate the timing of recognition for various revenues, which may be accelerated or deferred depending on the features of the client arrangements and the presentation of certain contract costs (whether presented gross or offset against revenues).
Adopted Accounting Standards
Employee Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09. The guidance simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Earnings and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. We early adopted this standard on December 1, 2016 and the adoption did not have a material effect on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation cost in the period in which the forfeiture occurs. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as an operating activity rather than a financing activity in the Consolidated Statements of Cash Flows on a retrospective basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $24.2 million and $24.3 million at February 28, 2017 and November 30, 2016, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2017
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,637,621	$86,344	$20,580	$—	$1,744,545
Corporate debt securities	—	2,422,480	33,467	—	2,455,947
CDOs and CLOs	—	39,899	45,354	—	85,253
U.S. government and federal agency securities	1,124,343	28,702	—	—	1,153,045
Municipal securities	—	714,104	26,554	—	740,658
Sovereign obligations	1,506,428	1,312,799	—	—	2,819,227
Residential mortgage-backed securities	—	1,400,215	39,259	—	1,439,474
Commercial mortgage-backed securities	—	565,494	20,653	—	586,147
Other asset-backed securities	—	113,881	37,702	—	151,583
Loans and other receivables	—	1,729,227	53,172	—	1,782,399
Derivatives	4,470	3,003,890	4,905	(2,826,763)	186,502
Investments at fair value	—	—	83,785	—	83,785
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,272,862	$11,417,035	$365,431	$(2,826,763)	$13,228,565

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,455,823	$32,576	$324	$—	$1,488,723
Corporate debt securities	—	1,544,945	523	—	1,545,468
U.S. government and federal agency securities	841,725	—	—	—	841,725
Sovereign obligations	1,500,854	1,485,616	—	—	2,986,470
Loans	—	1,491,488	1,036	—	1,492,524
Derivatives	4,110	3,152,585	11,318	(2,794,432)	373,581
Total financial instruments sold, not yet purchased	$3,802,512	$7,707,210	$13,201	$(2,794,432)	$8,728,491
Other secured financings	$—	$34,100	$87	$—	$34,187
Long-term debt	$—	$310,057	$—	$—	$310,057

(1)	There were no material transfers between Level 1 and Level 2 for the three months ended February 28, 2017.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2016
	Level 1 (1)	Level 2 (1)	Level 3	Counterparty and Cash Collateral Netting (2)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,742,463	$90,662	$21,739	$—	$1,854,864
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
CDOs and CLOs	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,606,278	6,429	(4,255,998)	360,534
Investments at fair value	—	—	96,369	—	96,369
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,568,241	$12,059,672	$413,288	$(4,255,998)	$13,785,203
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,577,405	$16,806	$313	$—	$1,594,524
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	568	4,856,310	9,870	(4,229,213)	637,535
Total financial instruments sold, not yet purchased	$3,930,060	$8,647,271	$11,084	$(4,229,213)	$8,359,202
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt	$—	$248,856	$—	$—	$248,856

(1)	There were no material transfers between Level 1 and Level 2 for the year ended November 30, 2016.

(2)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities

•
Exchange-Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Non-Exchange-Traded Equity Securities: Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed for recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization (“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the Company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants: Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed for recently executed market transactions and broker quotations are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$35,103	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	761	—	—
Fund of Funds (4)	169	—	—
Equity Funds (5)	40,688	20,040	—
Multi-asset Funds (6)	118,211	—	—
Total	$194,932	$20,040

	November 30, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,446	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$210,817	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2017 and November 30, 2016, approximately 1% and 2%, respectively, of the fair value of investments in this category are classified as being in liquidation.

(3)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments. There are no redemption provisions.

(4)
This category includes investments in fund of funds that invest in various private equity funds. The investments in this category are managed by us and have no redemption provisions. These investments are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

(5)
At February 28, 2017 and November 30, 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2017 and November 30, 2016, investments representing approximately 13% and 12%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2017 (in thousands):

	Three Months Ended February 28, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2017	Change in unrealized gains/(losses) relating to instruments still held at February 28, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$532	$847	$(145)	$(186)	$—	$(2,207)	$20,580	$362
Corporate debt securities	25,005	(1,793)	3,002	(3,157)	(1,207)	—	11,617	33,467	(1,662)
CDOs and CLOs	54,354	(7,594)	8,663	(22,633)	(45)	—	12,609	45,354	(8,525)
Municipal securities	27,257	(636)	—	(67)	—	—	—	26,554	(641)
RMBS	38,772	(253)	263	(12,411)	(210)	—	13,098	39,259	(440)
CMBS	20,580	(1,420)	—	(412)	—	—	1,905	20,653	(1,421)
Other ABS	40,911	(1,788)	3,553	(299)	(3,335)	—	(1,340)	37,702	(1,717)
Loans and other receivables	81,872	4,950	9,489	(9,778)	(7,764)	—	(25,597)	53,172	836
Investments at fair value	96,369	(2,199)	—	(10,119)	(266)	—	—	83,785	(176)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$11	$—	$—	$—	$—	$—	$324	$(11)
Corporate debt securities	523	—	—	—	—	—	—	523	—
Net derivatives (2)	3,441	(4,384)	—	—	3,373	186	3,797	6,413	1,347
Loans	378	189	(323)	—	—	—	792	1,036	(189)
Other secured financings	418	(8)	—	—	—	—	(323)	87	11

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2017
During the three months ended February 28, 2017, transfers of assets of $49.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $18.1 million and RMBS of $13.7 million due to a lack of observable market transactions;

•	Corporate debt securities of $11.6 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended February 28, 2017, transfers of assets of $39.8 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.2 million due to greater pricing transparency supporting classification into Level 2.
Net losses on Level 3 assets were $10.2 million and net gains on Level 3 liabilities were $4.2 million for the three months ended February 28, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of CDOs and CLOs, certain investments at fair value, corporate debt securities, other ABS and CMBS, partially offset by increased valuations in loans and other receivables. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2016 (in thousands):

	Three Months Ended February 29, 2016
	Balance at November 30, 2015	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of)Level 3	Balance at February 29, 2016	Change in unrealized gains/(losses) relating to instruments still held at February 29, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$3,071	$2,087	$—	$—	$—	$(15,524)	$30,540	$3,560
Corporate debt securities	25,876	(2,602)	15,337	(15,129)	(111)	—	2,263	25,634	(2,540)
CDOs and CLOs	85,092	(16,573)	1,021	(20,178)	(463)	—	18,449	67,348	(17,003)
Sovereign obligations	120	(1)	—	—	—	—	—	119	(1)
RMBS	70,263	(4,548)	62,844	(64,926)	(114)	—	4,500	68,019	(3,358)
CMBS	14,326	(971)	2,962	—	(878)	—	6,555	21,994	(1,387)
Other ABS	42,925	1,662	15,425	(2,100)	(1)	—	(24,787)	33,124	1,679
Loans and other receivables	189,289	(5,772)	181,264	(114,667)	(95,354)	—	682	155,442	(9,113)
Investments at fair value	53,120	(16,515)	1,187	—	(273)	—	26,063	63,582	(16,515)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Net derivatives (2)	(242)	10,304	—	—	2,558	554	(1,417)	11,757	(8,135)
Loans	10,469	(345)	(2,240)	1,033	(1,077)	—	(96)	7,744	345
Other secured financings	544	(6)	—	—	—	—	—	538	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in the Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2016
During the three months ended February 29, 2016, transfers of assets of $119.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $39.5 million and non-agency RMBS of $20.4 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended February 29, 2016, transfers of assets of $100.8 million from Level 3 to Level 2 are primarily attributed to:

•	Other ABS of $28.8 million and non-agency RMBS of $15.9 million, for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $21.0 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $42.2 million and net losses on Level 3 liabilities were $10.0 million for the three months ended February 29, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of CDOs and CLOs, investments at fair value, loans and other receivables, RMBS and corporate debt securities, partially offset by an increase in valuation of corporate equity securities and other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2017 and November 30, 2016
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,834
Non-exchange-traded securities		Market approach	Price	$3-$75	$44
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$9	—
		Option model	Volatility	40%	—
Corporate debt securities	$33,467
		Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Price	$18-$98	$53
		Scenario analysis	Estimated recovery percentage	1%-3%	2%
CDOs and CLOs	$45,354	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%-8%	3%
			Loss severity	25%-70%	29%
			Discount rate/yield	9%-18%	13%
		Scenario analysis	Estimated recovery percentage	4%-45%	30%
RMBS	$39,259	Discounted cash flows	Cumulative loss rate	0%-22%	7%
			Duration (years)	4-18	10
			Discount rate/yield	5%-11%	7%
CMBS	$20,653	Discounted cash flows	Cumulative loss rate	15%-68%	30%
			Duration (years)	1-5	3
			Discount rate/yield	7%-19%	11%
Other ABS	$37,702	Discounted cash flows	Cumulative loss rate	0%-30%	18%
			Duration (years)	1-11	2
			Discount rate/yield	4%-15%	14%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	51%	—
Loans and other receivables	$51,929	Discounted cash flows	Discount rate/yield	32%	—
			Cumulative loss rate	0%	—
			Duration (years)	0.1	—
		Market approach	EBITDA (a) multiple	3.3	—
			Transaction level	$1-$42	$32
			Price	$98-$100	$99
			Estimated recovery percentage	103%	—
		Present value	Average silver production (tons per day)	642	—
		Scenario analysis	Estimated recovery percentage	3%-45%	31%
Derivatives	$4,905
Unfunded commitments		Market approach	Price	$82-$97	$94
Credit default swaps			Credit spread	265 bps	—
Interest rate swaps			Credit spread	800 bps	—
Investments at fair value
Private equity securities	$68,809	Market approach	Transaction level	$3-$250	$116
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$11,318
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$82-$98	$87
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	18%	—

(a)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange-traded securities		Market approach	Underlying stock price	$3-$75	$15
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—
Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—
CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10%-20%	19%
			Constant default rate	2%-4%	2%
			Loss severity	25%-70%	40%
			Yield	7%-17%	12%
		Scenario analysis	Estimated recovery percentage	28%-38%	31%
RMBS	$38,772	Discounted cash flows	Constant prepayment rate	0%-11%	5%
			Constant default rate	1%-7%	3%
			Loss severity	35%-100%	62%
			Yield	2%-10%	6%
CMBS	$20,580	Discounted cash flows	Yield	6%-11%	8%
			Cumulative loss rate	5%-95%	39%
Other ABS	$40,911	Discounted cash flows	Constant prepayment rate	4%-20%	14%
			Constant default rate	0%-31%	13%
			Loss severity	0%-100%	90%
			Yield	4%-17%	15%
		Market approach	Price	$72	—
Loans and other receivables	$54,347	Market approach	EBITDA (a) multiple	3.3	$—
			Discount rate/yield	2%-4%	3%
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6%-50%	37%
Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—
Investments at fair value	$42,907
Private equity securities		Market approach	Transaction level	$250	—
			Price	$25,815,720	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2017 and November 30, 2016, asset exclusions consisted of $44.5 million and $131.5 million, respectively, primarily comprised of private equity securities, CDOs and CLOs, municipal securities, non-exchange traded securities and loans and other receivables. At February 28, 2017 and November 30, 2016, liability exclusions consisted of $2.0 million and $1.6 million, respectively, of other secured financings, loans and other receivables and corporate debt and equity securities.

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

•
Non-exchange traded securities and equity swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other ABS and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security, loan and other receivable or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other ABS, loans and other receivables or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities, Loans and other receivables, CDOs and CLOs and other ABS using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument.

•
Loans and other receivables, CDOs and CLOs, RMBS and CMBS and other ABS and variable funding notes using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•
Non-exchange traded securities and derivative equity options using an option model. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•	Derivative equity options using a default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•
Non-exchange-traded securities and loans and other receivables using a present value model. A significant increase (decrease) in average silver production would result in a significantly higher (lower) fair value measurement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included within Loans to and investments in related parties on the Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets business and are included in Long-term debt on the Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Financial Instruments Owned:
Loans and other receivables	$(5,127)	$(15,462)
Financial Instruments Sold:
Loans	$(27)	$48
Loan commitments	871	(3,746)
Long-term Debt:
Changes in instrument specific credit risk (1)	$(16,040)	$(302)
Other changes in fair value (2)	3,417	6,858

(1)	Changes in instrument-specific credit risk related to structured notes are included in the Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included within Principal transactions revenues on the Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	February 28, 2017	November 30, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$1,078,397	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	242,022	205,746
Long-term debt	7,582	20,202

(1)	Interest income is recognized separately from other changes in fair value and is included within Interest revenues on the Consolidated Statements of Earnings.

(2)	Amounts include loans and other receivables greater than 90 days past due of $68.5 million and $64.6 million at February 28, 2017 and November 30, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $253.8 million and $29.8 million at February 28, 2017 and November 30, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $25.8 million and $18.9 million at February 28, 2017 and November 30, 2016, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.9 million at February 28, 2017 and November 30, 2016.

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
Derivative Financial Instruments
Our derivative activities are recorded at fair value in the Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt.
See Note 4, Fair Value Disclosures, and Note 16, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at February 28, 2017 and November 30, 2016 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2017 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$3,456	1
Total derivatives designated as accounting hedges	—		3,456

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,797	23,014	635	41,259
Cleared OTC	1,715,306	3,258	1,604,811	3,301
Bilateral OTC	360,402	1,524	366,006	682
Foreign exchange contracts:
Exchange-traded	140	734	3	431
Bilateral OTC	308,556	5,797	300,816	5,971
Equity contracts:
Exchange-traded	537,971	1,822,926	773,258	1,595,727
Bilateral OTC	65,189	1,139	91,216	1,367
Commodity contracts:
Exchange-traded	7	4,851	—	4,711
Credit contracts:
Cleared OTC	3,071	23	12,555	34
Bilateral OTC	19,826	191	15,257	122
Total derivatives not designated as hedges	3,013,265		3,164,557

Total gross derivative assets/ liabilities:
Exchange-traded	540,915		773,896
Cleared OTC	1,718,377		1,620,822
Bilateral OTC	753,973		773,295
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(526,103)		(526,103)
Cleared OTC	(1,701,815)		(1,608,805)
Bilateral OTC	(598,845)		(659,524)
Net amounts per Consolidated Statements of Financial Condition (3)	$186,502		$373,581

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

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
Derivatives not designated as accounting hedges:
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
Total gross derivative assets/liabilities:
Exchange-traded	715,042		1,095,606
Cleared OTC	2,836,457		2,638,773
Bilateral OTC	1,065,034		1,132,370
Amounts offset in the Consolidated Statements of Financial Condition (2):
Exchange-traded	(691,009)		(691,009)
Cleared OTC	(2,751,650)		(2,638,774)
Bilateral OTC	(813,340)		(899,431)
Net amounts per Consolidated Statements of Financial Condition (3)	$360,534		$637,535

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in the Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2017	February 29, 2016
Interest rate swaps	$(4,609)	$—
Long-term debt	5,405	—
Total	$796	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in the Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2017	February 29, 2016
Interest rate contracts	$9,997	$(72,525)
Foreign exchange contracts	2,008	1,589
Equity contracts	(169,116)	(225,666)
Commodity contracts	(511)	(1,875)
Credit contracts	12,041	(12,889)
Total	$(145,581)	$(311,366)
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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$18,536	$3,271	$—	$—	$21,807
Credit default swaps	—	14,487	—	—	14,487
Total return swaps	6,384	771	—	(38)	7,117
Foreign currency forwards, swaps and options	37,502	37,500	—	(13,111)	61,891
Interest rate swaps, options and forwards	32,212	153,246	124,873	(66,627)	243,704
Total	$94,634	$209,275	$124,873	$(79,776)	349,006
Cross product counterparty netting					(1,512)
Total OTC derivative assets included in Financial instruments owned					$347,494

(1)	At February 28, 2017, we held exchange-traded derivative assets and other credit agreements with a fair value of $15.5 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received on the Consolidated Statements of Financial Condition. At February 28, 2017, cash collateral received was $176.5 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$13,148	$17,187	$1,908	$—	$32,243
Credit default swaps	178	13,155	—	—	13,333
Total return swaps	20,221	2,391	—	(38)	22,574
Foreign currency forwards, swaps and options	39,883	27,382	—	(13,111)	54,154
Fixed income forwards	275	—	—	—	275
Interest rate swaps, options and forwards	19,346	92,177	96,958	(66,627)	141,854
Total	$93,051	$152,292	$98,866	$(79,776)	264,433
Cross product counterparty netting					(1,512)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$262,921

(1)	At February 28, 2017, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $254.9 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged on the Consolidated Statements of Financial Condition. At February 28, 2017, cash collateral pledged was $144.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At February 28, 2017, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$218,007
BBB- to BBB+	62,994
BB+ or lower	28,130
Unrated	38,363
Total	$347,494

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2017 and November 30, 2016 is $19.4 million and $70.6 million, respectively, for which we have received collateral of $3.7 million and posted collateral of $44.4 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2017 and November 30, 2016, we would have been required to post an additional $23.1 million and $26.1 million, respectively, of collateral to our counterparties.

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	February 28, 2017
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,839,036	$167,950	$2,006,986
Corporate debt securities	683,539	1,766,716	2,450,255
Mortgage- and asset-backed securities	—	2,836,035	2,836,035
U.S. government and federal agency securities	271	8,465,938	8,466,209
Municipal securities	—	511,340	511,340
Sovereign obligations	—	2,422,148	2,422,148
Loans and other receivables	—	230,762	230,762
Total	$2,522,846	$16,400,889	$18,923,735

	November 30, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	February 28, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,250,755	$—	$712,777	$559,314	$2,522,846
Repurchase agreements	8,906,185	2,321,184	3,651,291	1,522,229	16,400,889
Total	$10,156,940	$2,321,184	$4,364,068	$2,081,543	$18,923,735

	November 30, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2017 and November 30, 2016, the approximate fair value of securities received as collateral by us that may be sold or repledged was $24.7 billion and $25.5 billion, respectively. At February 28, 2017 and November 30, 2016, a substantial portion of the securities received by us had been sold or repledged.
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

	February 28, 2017
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,886,436	$—	$6,886,436	$(671,142)	$(486,027)	$5,729,267
Reverse repurchase agreements	13,553,924	(9,085,430)	4,468,494	(701,342)	(3,711,705)	55,447
Liabilities:
Securities lending arrangements	$2,522,846	$—	$2,522,846	$(671,142)	$(1,813,403)	$38,301
Repurchase agreements	16,400,889	(9,085,430)	7,315,459	(701,342)	(5,651,398)	962,719

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
Liabilities:
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

(3)
Amounts include $5,695.3 million of securities borrowing arrangements, for which we have received securities collateral of $5,505.2 million, and $948.0 million of repurchase agreements, for which we have pledged securities collateral of $975.5 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $705.3 million and $857.3 million at February 28, 2017 and November 30, 2016, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 28, 2017	February 29, 2016
Transferred assets	$953.5	$1,948.9
Proceeds on new securitizations	962.6	1,962.7
Cash flows received on retained interests	8.7	9.6
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2017 and November 30, 2016.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2017		November 30, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$6,029.9	$9.2	$7,584.9	$31.0
U.S. government agency CMBS	2,240.3	49.0	1,806.3	29.6
CLOs	2,759.9	18.5	4,102.2	37.0
Consumer and other loans	479.9	101.0	395.7	25.3
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2017 and November 30, 2016 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2017		November 30, 2016
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$3.6	$1.0	$16.1	$0.7
Financial instruments owned	52.8	0.3	86.6	0.6
Securities purchased under agreement to resell (1)	570.2	—	733.5	—
Fees, interest and other receivables	0.2	—	1.5	—
Total assets	$626.8	$1.3	$837.7	$1.3
Other secured financings (2)	$613.5	$—	$813.1	$—
Other liabilities	12.9	0.2	24.1	0.2
Total liabilities	$626.4	$0.2	$837.2	$0.2

(1)	Securities purchased under agreement to resell represent an amount due under a collateralized transaction on a related consolidated entity, which is eliminated in consolidation.

(2)
Approximately $19.5 million and $57.6 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 28, 2017 and November 30, 2016, respectively.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$33.0	$1.5	$275.7	$3,259.4
Consumer loan vehicles	154.1	—	515.4	1,149.1
Related party private equity vehicles	36.3	—	62.0	149.3
Other private investment vehicles	51.6	—	53.1	3,688.2
Total	$275.0	$1.5	$906.2	$8,246.0

	November 30, 2016
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$263.3	$4.8	$920.0	$4,451.7
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Other private investment vehicles	52.3	—	53.8	3,874.7
Total	$443.5	$4.8	$1,257.0	$9,467.5
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities was $148.1 million, of which $125.4 million and $125.1 million had been funded at February 28, 2017 and November 30, 2016, respectively. The carrying value of our equity investments in the JCP Entities was $36.3 million and $37.6 million at February 28, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
We have also provided a guarantee of a portion of Energy Partners I, LP’s obligations under a credit agreement. Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. The maximum exposure to loss of the guarantee was $3.0 million at February 28, 2017 and November 30, 2016. Energy Partners I, LP, has assets consisting primarily of debt and equity investments.
Other Private Investment Vehicles. As of February 28, 2017 and November 30, 2016, we had equity commitments to invest $65.0 million and $75.8 million, respectively, in various other private investment vehicles, of which $63.5 million and $74.3 million was funded, respectively. The carrying value of our equity investments was $51.6 million and $52.3 million at February 28, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At February 28, 2017 and November 30, 2016, we held $1,761.9 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $351.9 million and $439.4 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance, Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“KCG”). Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties on the Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in the Consolidated Statements of Earnings. Our investment in KCG is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value - Corporate equity securities on the Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues on the Consolidated Statements of Earnings. We have limited partnership interests of 11% and 51% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
On October 7, 2004, we entered into an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) and Babson Capital Management LLC (which is now Barings, LLC) to form Jefferies Finance, a joint venture entity. Jefferies Finance is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.
At February 28, 2017, we and MassMutual each had equity commitments to Jefferies Finance of $600.0 million, for a combined total commitment of $1.2 billion. At February 28, 2017, we had funded $493.9 million of our $600.0 million commitment, leaving $106.1 million unfunded. The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2017. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party. At both February 28, 2017 and November 30, 2016, we had funded $0.0 million of our $250.0 million commitment. During the three months ended February 28, 2017 and February 29, 2016, $1.1 million and $2,000 of interest income, respectively, and unfunded commitment fees of $0.3 million and $0.3 million, respectively, are included in the Consolidated Statements of Earnings related to the Secured Revolving Credit Facility.
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2017	November 30, 2016
Total assets	$7,455.0	$7,277.3
Total liabilities	6,471.9	6,336.3
Total equity	983.1	941.1
Our total equity balance	491.5	470.5
The results of Jefferies Finance were net earnings of $42.0 million for the three months ended February 28, 2017 and a net loss of $44.7 million for the three months ended February 29, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We engage in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, we earned fees of $66.2 million and $19.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively, recognized in Investment banking revenues in the Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance of $2.1 million during the three months ended February 28, 2017, which are recognized as Business development expenses in the Consolidated Statements of Earnings.
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees of $2.7 million for the three months ended February 28, 2017, which are included in Investment banking revenues on the Consolidated Statement of Earnings. At February 28, 2017 and November 30, 2016, we held securities issued by CLOs managed by Jefferies Finance, which are included within Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO. Additionally, we have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO. We have recognized revenue of $0.1 million and $1.4 million during the three months ended February 28, 2017 and February 29, 2016, respectively, relating to the derivative contracts.
Under a service agreement, we charged Jefferies Finance $20.2 million and $21.1 million for services provided during the three months ended February 28, 2017 and February 29, 2016, respectively. At February 28, 2017, we had a receivable from Jefferies Finance of $18.0 million included within Other Assets, and at November 30, 2016, we had a payable to Jefferies Finance of $5.8 million included within Accrued expenses and other liabilities, on the Consolidated Statements of Financial Condition.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts, at February 28, 2017 and November 30, 2016, we had $0.3 million and $4,000, respectively, recorded in Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition.
Jefferies LoanCore
On February 23, 2011, we entered into a joint venture agreement with the Government of Singapore Investment Corporation (“GIC”) and LoanCore, LLC and formed Jefferies LoanCore, a commercial real estate finance company. In March 2016, the Canada Pension Plan Investment Board acquired a 24% equity interest in Jefferies LoanCore through a direct acquisition from the GIC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. with the support of the investment banking and securitization capabilities of Jefferies and the real estate and mortgage investment expertise of the GIC and LoanCore, LLC. Jefferies LoanCore has aggregate equity commitments of $400.0 million. At February 28, 2017 and November 30, 2016, we had funded $122.9 million and $70.1 million, respectively, of our $194.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.
The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	February 28, 2017	November 30, 2016
Total assets	$1,707.7	$1,827.2
Total liabilities	1,397.3	1,505.0
Total equity	310.4	322.2
Our total equity balance	150.5	156.3
The net earnings of Jefferies LoanCore were $6.2 million and $5.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively.
We enter into master repurchase agreements with Jefferies LoanCore. For the three months ended February 28, 2017 and February 29, 2016, we earned $0.6 million and $2.8 million, respectively, of interest income and fees related to these agreements. At November 30, 2016, we had reverse repurchase agreements of $68.1 million in connection with these agreements.
Under a service agreement, we charged Jefferies LoanCore $47,000 and $47,000 for three months ended February 28, 2017 and February 29, 2016, respectively. Receivables from Jefferies LoanCore, included within Other assets on the Consolidated Statements of Financial Condition, were $16,000 and $16,000 at February 28, 2017 and November 30, 2016, respectively.
We also enter into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, we had $5.4 million and $8.3 million at February 28, 2017 and November 30, 2016, respectively, recorded in Payables - brokers, dealers and clearing organizations and $1.0 million at February 28, 2017 recorded in Financial instruments sold, not yet purchased on the Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

KCG
At February 28, 2017 and November 30, 2016, we owned approximately 24% of the outstanding common stock of KCG. We elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment is based on the closing exchange price of KCG and included within Level 1 of the fair value hierarchy. Changes in the fair value of our investment in KCG were $(4.6) million and $(37.3) million for the three months ended February 28, 2017 and February 29, 2016, respectively, and are recognized in Principal transactions revenues on the Consolidated Statements of Earnings.
The following is a summary of selected financial information for KCG at December 31, 2016 and September 30, 2016, the most recently available public financial information for the company (in millions):

	December 31, 2016	September 30, 2016
Total assets	$6,261.3	$6,750.6
Total liabilities	4,904.0	5,311.0
Total equity	1,357.3	1,439.6
For the three months ended December 31, 2016 and December 31, 2015, KCG reported net income (loss) of $196.2 million and $(3.0) million, respectively.
We have separately entered into securities lending transactions with KCG in the normal course of our capital markets activities. The balances of securities borrowed and securities loaned were $2.1 million and $2.2 million, respectively, at February 28, 2017, and $9.2 million and $9.2 million, respectively, at November 30, 2016.
JCP Fund V
The amount of our investments in JCP Fund V included within Investments in managed funds on the Consolidated Statements of Financial Condition was $28.6 million and $29.1 million at February 28, 2017 and November 30, 2016, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). The results from these investments were losses of $0.7 million and $3.0 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and are included in Asset management fees and investment income (loss) from managed funds in the Consolidated Statements of Earnings.
At February 28, 2017 and November 30, 2016, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 28, 2017 and November 30, 2016, our unfunded commitments relating to JCP Fund V was $11.1 million and $11.5 million, respectively.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.6% of the combined equity interests (in thousands):

	December 31, 2016 (1)	September 30, 2016 (1)
Total assets	$80,403	$82,689
Total liabilities	81	73
Total partners’ capital	80,322	82,616

	Three Months Ended
	December 31, 2016 (1)	December 31, 2015 (1)
Net decrease in net assets resulting from operations	$(2,294)	$(7,886)

(1)
Financial information for JCP Fund V within our financial position and results of operations at February 28, 2017 and November 30, 2016 and for the three months ended February 28, 2017 and February 29, 2016 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable segments are as follows (in thousands):

	February 28, 2017	November 30, 2016
Capital Markets	$1,637,202	$1,637,653
Asset Management	3,000	3,000
Total goodwill	$1,640,202	$1,640,653
The following table is a summary of the changes to goodwill for the three months ended February 28, 2017 (in thousands):

Balance at November 30, 2016	$1,640,653
Translation adjustments	(451)
Balance at February 28, 2017	$1,640,202
Intangible Assets
Intangible assets are included in Other assets in the Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2017 and November 30, 2016 (dollars in thousands):

	February 28, 2017				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,357	$—	$(44,325)	$81,032	11.9
Trade name	127,928	—	(14,620)	113,308	31.0
Exchange and clearing organization membership interests and registrations	9,059	(357)	—	8,702	N/A
Total	$262,344	$(357)	$(58,945)	$203,042

	November 30, 2016			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,381	$(42,283)	$83,098	12.1
Trade name	128,052	(13,720)	114,332	31.3
Exchange and clearing organization membership interests and registrations	9,041	—	9,041	N/A
Total	$262,474	$(56,003)	$206,471
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 28, 2017 and February 29, 2016. These expenses are included in Other expenses on the Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2017	$9,148
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198
Year ended November 30, 2021	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at February 28, 2017 and November 30, 2016 include the following (in thousands):

	February 28, 2017	November 30, 2016
Bank loans (1)	$326,496	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	96,428	96,455
Total short-term borrowings	$422,924	$525,842

(1)
Bank loans are payable on demand and must be repaid in one year or less. Amounts include $14.5 million and $10.3 million related to bank overdrafts at February 28, 2017 and November 30, 2016, respectively.

At February 28, 2017, the weighted average interest rate on short-term borrowings outstanding is 1.37% per annum. Average daily short-term borrowings outstanding were $448.1 million and $306.2 million for the three months ended February 28, 2017 and February 29, 2016, respectively.
The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2017, we were in compliance with debt covenants under the Intraday Credit Facility.
On October 29, 2015, we entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the First Secured Revolving Loan Facility agreement. On December 14, 2015, we entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus four and one-quarter percent or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement. The First Secured Revolving Loan Facility was terminated with an effective date of December 6, 2016. The Second Secured Revolving Loan Facility was terminated with an effective date of January 24, 2017.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums and valuation adjustment, where applicable) (in thousands):

	February 28, 2017	November 30, 2016
Unsecured long-term debt
5.125% Senior Notes, due April 13, 2018 (effective interest rate of 3.46%)	$814,623	$817,813
8.5% Senior Notes, due July 15, 2019 (effective interest rate of 4.00%)	771,253	778,367
2.375% Euro Medium Term Notes, due May 20, 2020 (effective rate of 2.42%)	528,220	528,250
6.875% Senior Notes, due April 15, 2021 (effective interest rate of 4.40%)	819,951	823,797
2.25% Euro Medium Term Notes, due July 13, 2022 (effective rate of 4.08%)	3,863	3,848
5.125% Senior Notes, due January 20, 2023 (effective interest rate of 4.55%)	617,704	618,355
4.85% Senior Notes, due January 15, 2027 (effective interest rate of 4.93%) (1)	738,748	—
6.45% Senior Debentures, due June 8, 2027 (effective interest rate of 5.46%)	377,313	377,806
3.875% Convertible Senior Debentures, due November 1, 2029 (effective interest rate of 3.50%) (2)	345,850	346,187
6.25% Senior Debentures, due January 15, 2036 (effective interest rate of 6.03%)	512,309	512,396
6.50% Senior Notes, due January 20, 2043 (effective interest rate of 6.09%)	421,249	421,333
Structured Notes (3)	316,408	255,203
Total long-term debt	$6,267,491	$5,483,355

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. Amount includes a decrease of $5.4 million to the carrying value of our long-term debt associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature, which is included within Principal transaction revenues in the Consolidated Statements of Earnings, was not material for the three months ended February 28, 2017 and February 29, 2016.

(3)	Includes $310.1 million and $248.9 million carried at fair value at February 28, 2017 and November 30, 2016, respectively.
During the three months ended February 28, 2017 and February 29, 2016, we issued structured notes with a total principal amount of approximately $48.6 million and $42.4 million, respectively. Structured notes of $310.1 million and $248.9 million at February 28, 2017 and November 30, 2016, respectively, contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At March 16, 2017, each $1,000 debenture is currently convertible into 22.8163 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $43.83 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. At March 1, 2013, the conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in the Consolidated Statements of Financial Condition. At February 28, 2017 and November 30, 2016, the fair value of the conversion option was not material.

Note 13. Benefit Plans
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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the three months ended February 28, 2017 and we do not anticipate making additional contributions to the U.S. Pension Plan during the remainder of the year ended November 30, 2017.
German Pension Plan. In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts is included in Financial Instruments owned in the Consolidated Statements of Financial Condition and has a fair value of $15.0 million and $15.2 million at February 28, 2017 and November 30, 2016, respectively. We expect to pay our pension obligations from the cash flows available to us under the insurance contracts. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential.
The components of net periodic pension cost (income) for our pension plans are as follows (in thousands):

	Three Months Ended
U.S. Pension Plan	February 28, 2017	February 29, 2016
Components of net periodic pension cost (income):
Service cost	$112	$100
Interest cost on projected benefit obligation	564	587
Expected return on plan assets	(767)	(776)
Net amortization	1	—
Net periodic pension income	$(90)	$(89)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended
German Pension Plan	February 28, 2017	February 29, 2016
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$100	$130
Net amortization	84	80
Net periodic pension cost	$184	$210

Note 14. Compensation Plans
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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended
	February 28, 2017	February 29, 2016
Components of compensation cost:
Restricted cash awards	$61.7	$75.0
Restricted stock and RSUs (1)	5.8	5.1
Profit sharing plan	2.9	3.1
Total compensation cost	$70.4	$83.2

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

Remaining unamortized amounts related to certain compensation plans at February 28, 2017 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$52.3	3
Restricted cash awards	586.6	3
Total	$638.9
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

Note 15. Income Taxes
At February 28, 2017 and November 30, 2016, we had approximately $108.5 million and $109.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $72.4 million and $73.1 million (net of benefits of taxes) at February 28, 2017 and November 30, 2016, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in the Consolidated Statements of Earnings. At February 28, 2017 and November 30, 2016, we had interest accrued of approximately $41.2 million and $39.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the three months ended February 28, 2017 and the year ended November 30, 2016.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout
Equity commitments (1)	$—	$9.4	$11.1	$—	$233.0	$253.5
Loan commitments (1)	294.4	11.9	65.0	56.2	—	427.5
Mortgage-related and other purchase commitments	—	—	217.0	—	—	217.0
Underwriting commitments	0.1	—	—	—	—	0.1
Forward starting reverse repos (2)	3,346.5	—	—	—	—	3,346.5
Forward starting repos (2)	2,609.3	—	—	—	—	2,609.3
Other unfunded commitments (1)	135.0	124.7	4.6	36.2	12.7	313.2
Total commitments	$6,385.3	$146.0	$297.7	$92.4	$245.7	$7,167.1

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)	At February 28, 2017, $3,303.6 million within forward starting reverse repos and $2,609.3 million within repos settled within three business days.
Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At February 28, 2017, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $22.8 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at February 28, 2017, we had other outstanding equity commitments to invest up to $1.6 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2017, we had $177.5 million of outstanding loan commitments to clients.
Loan commitments outstanding at February 28, 2017 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in the Consolidated Statements of Financial Condition was $14.4 million at February 28, 2017.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$17,839.8	$1,562.1	$—	$—	$421.7	$19,823.6
Written derivative contracts—credit related	—	53.4	11.5	294.3	—	359.2
Total derivative contracts	$17,839.8	$1,615.5	$11.5	$294.3	$421.7	$20,182.8
At February 28, 2017 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$4.0	$—	$—	$—	$—	$4.0
Single name credit default swaps	—	—	115.1	59.9	180.2	355.2
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2017, the fair value of derivative contracts meeting the definition of a guarantee is approximately $134.1 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $17.8 million at February 28, 2017. We have also provided a guarantee of a portion of Energy Partners I, LP’s obligations under a credit agreement. The maximum exposure to loss of the guarantee is $3.0 million at February 28, 2017. See Note 8, Variable Interest Entities, for further information.
Standby Letters of Credit. At February 28, 2017, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $63.2 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At February 28, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,359,023	$1,277,401
Jefferies Execution	9,158	8,908
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

Note 18. Segment Reporting
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues and expenses by segment are summarized below (in millions):

	Three Months Ended
	February 28, 2017	February 29, 2016
Capital Markets:
Net revenues	$782.6	$263.3
Expenses	$656.7	$533.1
Asset Management:
Net revenues	$12.9	$35.7
Expenses	$14.6	$15.8
Total:
Net revenues	$795.5	$299.0
Expenses	$671.3	$548.9
The following table summarizes our total assets by segment (in millions):

	February 28, 2017	November 30, 2016
Segment assets:
Capital Markets	$36,856.2	$35,931.8
Asset Management	847.2	1,009.5
Total assets	$37,703.4	$36,941.3
Net Revenues by Geographic Region
Net revenues for the Capital Market segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For Asset Management, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Americas (1)	$609,849	$187,709
Europe (2)	156,274	96,433
Asia	29,390	14,845
Net revenues	$795,513	$298,987

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2017 and November 30, 2016, our equity investments in Private Equity Related Funds were in aggregate $36.7 million and $37.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents other revenues and investment income (loss) related to net gains and losses on our investment in Private Equity Related Funds and service charges (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Other revenues and investment income (loss)	$(1,298)	$(2,648)
Service charges	125	129
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At February 28, 2017 and November 30, 2016, we have commitments to purchase $654.2 million and $817.0 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
Officers, Directors and Employees. At February 28, 2017 and November 30, 2016, we had $37.5 million and $38.4 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets on the Consolidated Statements of Financial Condition. Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms. At February 28, 2017 and November 30, 2016, we have provided a guarantee of a credit agreement for a private equity fund owned by our employees. See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information.
Leucadia. The following is a description of related party transactions with Leucadia:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $6.1 million and $7.6 million for the three months ended February 28, 2017 and February 29, 2016, respectively. At February 28, 2017 and November 30, 2016, we had a receivable from Leucadia of $1.6 million and $2.8 million, respectively, which is included within Other assets on the Consolidated Statements of Financial Condition. At February 28, 2017 and November 30, 2016, we had a payable to Leucadia of $2.6 million and $1.9 million, respectively, related to certain services provided by Leucadia, which is included within Accrued Expenses and other liabilities on the Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At February 28, 2017 and November 30, 2016, a net current tax receivable from Leucadia of $155.4 million and $80.1 million, respectively, is included in Other assets on the Consolidated Statements of Financial Condition.

•	In December 2016, we made a capital redemption of $17.0 million from a hedge fund managed by a subsidiary of Leucadia.

•	We received $0.1 million of asset management fees for the three months ended February 29, 2016 for services provided to Leucadia and its affiliates.

•	On February 24, 2017, we sold securities to Leucadia at a fair value of $25.6 million for cash. There was no gain or loss on the transaction.

•
In connection with our sales and trading activities, from time to time, we make a market in long-term debt securities of Leucadia (i.e., we buy and sell debt securities issued by Leucadia). At February 28, 2017 and November 30, 2016, approximately $1.8 million and $1.0 million, respectively, of debt securities issued by Leucadia are included in Financial instruments owned on the Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 20. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the OTC transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax loss of the Jefferies Bache business was $1.2 million for the three months ended February 29, 2016.
The following summarizes our recorded restructuring and impairment costs (in thousands):

Three Months Ended February 29, 2016
Severance costs	$382
Accelerated amortization of restricted stock and restricted cash awards	31
Contract termination costs	556
Other expenses	280
Total	$1,249
Of the above costs, $310,000 were of a non-cash nature for the three months ended February 29, 2016.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•
the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2016 and filed with the Securities and Exchange Commission (“SEC”) on January 27, 2017, and in our amended Annual Report on Form 10-K/A for the year ended November 30, 2016 and filed with the SEC on February 28, 2017;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2016.
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016	% Change
Net revenues	$795,513	$298,987	166.1%
Non-interest expenses	671,314	548,863	22.3%
Earnings (loss) before income taxes	124,199	(249,876)	N/M
Income tax expense (benefit)	10,179	(83,107)	N/M
Net earnings (loss)	114,020	(166,769)	N/M
Net earnings to noncontrolling interests	1	44	(97.7)%
Net earnings (loss) attributable to Jefferies Group LLC	114,019	(166,813)	N/M
Effective tax rate	8.2%	33.3%	(75.4)%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended February 28, 2017
Consolidated Results

•	Net revenues for the three months ended February 28, 2017 were $795.5 million, compared with $299.0 million for the three months ended February 29, 2016, an increase of $496.5 million, or 166.1%.

•
The results in the three months ended February 28, 2017 were due to more normal market and trading conditions across most core businesses compared with an extremely volatile bear market environment during the prior year quarter.

•
We continued to maintain strong leverage ratios, capital base and liquidity during the three months ended February 28, 2017. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The increase in total net revenues for the three months ended February 28, 2017, as compared to the three months ended February 29, 2016, reflects higher net revenues in equities, fixed income and investment banking.

•	The increase in fixed income net revenues is primarily due to higher levels of trading activity due to improved market conditions compared with the prior year quarter.

•
The increase in equities revenues was primarily attributable to a net gain of $2.6 million recognized during the three months ended February 28, 2017 from our investment in two equity securities, including KCG Holdings, Inc. (“KCG”), compared with a net loss of $82.2 million in the comparable prior year quarter from these two equity securities, as well as net revenues of $21.0 million from our share of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $22.3 million in the prior year quarter.

•
Higher investment banking results during the three months ended February 28, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. In the prior year quarter, new issue equity and leveraged finance capital markets were virtually closed throughout January and February.

•
Net revenues in the three months ended February 28, 2017 included investment income from managed funds of $0.9 million, compared with investment losses from managed funds of $1.7 million in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended February 28, 2017 increased $122.5 million, or 22.3%, to $671.3 million, compared with $548.9 million for the three months ended February 29, 2016, reflecting an increase in both Compensation and benefits expense and Non-compensation expenses.

•
Compensation and benefits expense for the three months ended February 28, 2017 was $460.2 million, an increase of $110.4 million, or 31.6%, from the comparable prior year quarter, as a result of significantly higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.8% for the three months ended February 28, 2017, compared with 117.0% in the prior year quarter. The unusually high compensation ratio in the prior year quarter is due to the significantly lower net revenue results in the prior year quarter and the relationship of non-discretionary compensation to the net revenue decline.

•
Non-compensation expenses for the three months ended February 28, 2017 were $211.1 million, an increase of $12.0 million, or 6.0% from the comparable prior year quarter. This increase was primarily due to higher Floor brokerage and clearing fees and Professional services fees.

Headcount

•
At February 28, 2017, we had 3,319 employees globally, a decrease of 120 employees from our headcount of 3,439 at February 29, 2016. Our headcount decreased, primarily as a result of continued discipline in headcount and productivity management.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

	Three Months Ended
	February 28, 2017		February 29, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$156,714	19.7%	$1,745	0.6%	N/M
Fixed income	221,852	27.9	56,782	19.0	290.7%
Total sales and trading	378,566	47.6	58,527	19.6	546.8%
Equity	61,566	7.7	43,999	14.8	39.9%
Debt	162,628	20.5	57,273	19.1	184.0%
Capital markets	224,194	28.2	101,272	33.9	121.4%
Advisory	183,827	23.1	129,658	43.4	41.8%
Total investment banking	408,021	51.3	230,930	77.3	76.7%
Asset management fees and investment income (loss) from managed funds:
Asset management fees	7,981	1.0	11,205	3.7	(28.8)%
Investment income (loss) from managed funds	945	0.1	(1,675)	(0.6)	N/M
Total	8,926	1.1	9,530	3.1	(6.3)%
Net revenues	$795,513	100.0%	$298,987	100.0%	166.1%
N/M — Not Meaningful
The following table sets forth our total sales and trading net revenues (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016	% Change
Commissions and other fees	$145,822	$155,824	(6.4)%
Principal transactions	220,957	(103,373)	N/M
Other	24,048	(21,751)	N/M
Net interest	(12,261)	27,827	N/M
Total sales and trading net revenues	$378,566	$58,527	546.8%
N/M — Not Meaningful
Equities Net Revenues
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
Equities net revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2017

•	Total equities net revenues were $156.7 million for the three months ended February 28, 2017, an increase of $155.0 million compared with $1.7 million for the three months ended February 29, 2016.

•
Results during the three months ended February 28, 2017 include a net gain of $2.6 million from our investment in two equity securities, including KCG, compared with a net loss of $82.2 million in the prior year quarter from these two equity securities.

•	Equities commission revenues declined slightly in our U.S. cash equities and equity derivative businesses due to reduced trading volumes and lower levels of volatility.

•
Equities trading revenues during the three months ended February 28, 2017 from client market making improved in our U.S. cash equities businesses compared with losses incurred in our block trading activities in the prior year quarter. Convertibles trading revenues increased as the prior year quarter was impacted by downward trending equity markets resulting in mark-to-market losses on convertible security positions. Equity derivatives trading revenues declined due to a difficult volatility trading climate.

•
Equities revenues during the three months ended February 28, 2017 also include net revenues of $21.0 million from our share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $22.3 million in the prior year quarter, primarily due to the mark down of certain loans held for sale. Net revenue from our share of Jefferies LoanCore also increased slightly during the three months ended February 28, 2017 as compared to the prior year quarter due to an increase in loan closings and syndications.

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
Three Months Ended February 28, 2017

•
Fixed income net revenues totaled $221.9 million for the three months ended February 28, 2017, an increase of $165.1 million compared with net revenues of $56.8 million in the three months ended February 29, 2016.

•
We recorded higher revenues in the three months ended February 28, 2017 in virtually all of our businesses compared with the prior year quarter due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year quarter was characterized by significant market dislocation and lower trading volumes. In addition, our improved results in 2017 reflect continued strengthening of our sales and trading team. The following highlights the main components of the increase in the results:

◦
Revenues in our leveraged credit business in the three months ended February 28, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year quarter.

◦	Higher revenues in our international rates business resulted from higher transaction volumes given increased interest rate volatility, which presented additional trading opportunities.

◦	Our municipal securities business performed well during the quarter, driven by improved trading activity.

◦	Revenues from our corporates businesses increased as compared to the prior year quarter due to increased trading activity, as a result of new issuance activity and increased demand.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
The higher revenues in our international credit businesses were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in our international credit businesses in the prior year quarter.

◦
Results in our emerging markets business were higher due to improved economic conditions as well as due to a full contribution from an enhanced sales and trading team that was onboarded during the prior year quarter.

Investment Banking Revenues
Investment banking revenues include the following businesses:

•	Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.

•	Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016	% Change
Equity	$61,566	$43,999	39.9%
Debt	162,628	57,273	184.0%
Capital markets	224,194	101,272	121.4%
Advisory	183,827	129,658	41.8%
Total	$408,021	$230,930	76.7%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended		Three Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Public and private debt financings	198	164	$52.0	$35.0
Public and private equity and convertible offerings (1)	40	19	20.5	4.1
Advisory transactions (2)	42	29	40.2	40.5

(1)	We acted as sole or joint bookrunner on 37 and 19 offerings during the three months ended February 28, 2017 and February 29, 2016, respectively.

(2)	The number of advisory deals completed includes four and two restructuring and recapitalization transactions during the three months ended February 28, 2017 and February 29, 2016, respectively.
Three Months Ended February 28, 2017

•
Total investment banking revenues were $408.0 million for the three months ended February 28, 2017, 76.7% higher than the three months ended February 29, 2016 and near to our record for a first quarter. This increase was due to significantly increased debt capital markets revenues, equity capital markets revenues and advisory revenues as a result of higher transaction volumes. In the prior year quarter, new issue equity and leveraged finance capital markets were virtually closed throughout January and February.

•
Advisory revenues for the three months ended February 28, 2017 increased 41.8% compared to the prior year quarter. Capital markets revenues in the three months ended February 28, 2017 increased 121.4% from the prior year quarter.

•
From equity and debt capital raising activities, we generated $61.6 million and $162.6 million in revenues, respectively, for the three months ended February 28, 2017, compared with $44.0 million and $57.3 million in revenues, respectively, in the prior year quarter.

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016	% Change
Asset management fees:
Fixed income (1)	$1,175	$348	237.6%
Equities	1,179	535	120.4%
Multi-asset	5,627	10,322	(45.5)%
Total asset management fees	7,981	11,205	(28.8)%
Investment income (loss) from managed funds (2)	945	(1,675)	N/M
Total	$8,926	$9,530	(6.3)%
N/M — Not Meaningful

(1)
Fixed income asset management fees represent ongoing consideration we receive from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) in January 2010. As sale consideration, we are entitled to a portion of the asset management fees earned under the contracts for their remaining lives.

(2)	Investment income (loss) from managed funds primarily is comprised of net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	February 28, 2017	November 30, 2016
Assets under management (1):
Equities	$170	$170
Multi-asset	1,225	884
Total	$1,395	$1,054

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016	% Change
Compensation and benefits	$460,172	$349,743	31.6%
Non-compensation expenses:
Floor brokerage and clearing fees	45,858	40,479	13.3%
Technology and communications	65,507	64,989	0.8%
Occupancy and equipment rental	25,815	24,585	5.0%
Business development	22,632	24,854	(8.9)%
Professional services	32,124	23,512	36.6%
Other	19,206	20,701	(7.2)%
Total non-compensation expenses	211,142	199,120	6.0%
Total non-interest expenses	$671,314	$548,863	22.3%
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

•
Included within Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions.

•	Compensation and benefits expense was $460.2 million for the three months ended February 28, 2017, compared with $349.7 million for the three months ended February 29, 2016.

•
Compensation and benefits expense as a percentage of Net revenues was 57.8% and 117.0% for the three months ended February 28, 2017 and February 29, 2016, respectively. The unusually high compensation ratio in the prior year quarter is due to the significantly lower revenue results in the prior year quarter and the relationship of non-discretionary compensation to the net revenue decline.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $67.5 million and $80.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

•
Employee headcount was 3,319 at February 28, 2017 and 3,439 at February 29, 2016. Since February 29, 2016, our headcount has decreased as the result of continued discipline in headcount and productivity management.

Non-Compensation Expenses
Three Months Ended February 28, 2017

•
Non-compensation expenses were $211.1 million for the three months ended February 28, 2017, an increase of $12.0 million, or 6.0%, compared with $199.1 million in the three months ended February 29, 2016.

•	Non-compensation expenses as a percentage of Net revenues was 26.5% and 66.6% for the three months ended February 28, 2017 and February 29, 2016, respectively.

•
The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses and higher professional services expenses due to higher legal and consulting fees as part of implementing various regulatory requirements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Income Taxes

•
For the three months ended February 28, 2017, the income tax expense was $10.2 million equating to an effective tax rate of 8.2%. For the three months ended February 29, 2016, the income tax benefit was $83.1 million equating to an effective tax rate of 33.3%.

•
The change in the effective tax rate during the three months ended February 28, 2017, as compared with the prior year quarter is primarily due to net tax benefits, which resulted from the repatriation of certain earnings in the current quarter, along with their associated foreign tax credits, from certain foreign subsidiaries.

Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

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
For further discussion of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
For a further discussion about our critical accounting policies, which have not materially changed since filing our Annual Report on Form 10-K for the year ended November 30, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2016.

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
Our Balance Sheet
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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	February 28, 2017	November 30, 2016	% Change
Total assets	$37,703.4	$36,941.3	2.1%
Cash and cash equivalents	4,080.4	3,529.1	15.6%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	705.3	857.3	(17.7)%
Financial instruments owned	13,252.7	13,809.5	(4.0)%
Financial instruments sold, not yet purchased	8,728.5	8,359.2	4.4%
Total Level 3 assets	365.4	413.3	(11.6)%

Securities borrowed	$6,886.4	$7,743.6	(11.1)%
Securities purchased under agreements to resell	4,468.5	3,862.5	15.7%
Total securities borrowed and securities purchased under agreements to resell	$11,354.9	$11,606.1	(2.2)%

Securities loaned	$2,522.8	$2,819.1	(10.5)%
Securities sold under agreements to repurchase	7,315.5	6,791.7	7.7%
Total securities loaned and securities sold under agreements to repurchase	$9,838.3	$9,610.8	2.4%
Total assets at February 28, 2017 and November 30, 2016 were $37.7 billion and $36.9 billion, respectively, an increase of 2.1%. During the three months ended February 28, 2017, average total assets were approximately 18.0% higher than total assets at February 28, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at February 28, 2017 was $13.3 billion, a decrease of 4.0% from inventory of $13.8 billion at November 30, 2016, primarily due to decreases in government, federal agency, corporate debt and equity securities and derivative contracts inventory, partially offset by increases in mortgage- and asset-backed securities and loans during the three months ended February 28, 2017. Financial instruments sold, not yet purchased inventory was $8.7 billion and $8.4 billion at February 28, 2017 and November 30, 2016, respectively, with the increase primarily driven by loans and sovereign obligations, partially offset by decreases in derivative contracts and government, federal agency, corporate debt and equity securities inventory during the three months ended February 28, 2017. Our overall net inventory position was $4.5 billion and $5.5 billion at February 28, 2017 and November 30, 2016, respectively. Our total Financial instruments owned declined from November 30, 2016 to February 28, 2017 and our Level 3 financial instruments owned as a percentage of total financial instruments owned also declined to 2.8% at February 28, 2017 from 3.0% at November 30, 2016.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 2.2% from November 30, 2016 to February 28, 2017, due to a decrease in our matched book activity, partially offset by an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 2.4% from November 30, 2016 to February 28, 2017 due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. Our average month end balances of total reverse repos and stock borrows during the three months ended February 28, 2017 were 36.0% higher than the February 28, 2017 balances. Our average month end balances of total repos and stock loans during the three months ended February 28, 2017 were 35.6% higher than the February 28, 2017 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2017	Year Ended November 30, 2016
Securities Purchased Under Agreements to Resell:
Period end	$4,468	$3,862
Month end average	6,533	5,265
Maximum month end	7,723	7,001
Securities Sold Under Agreements to Repurchase:
Period end	$7,315	$6,792
Month end average	10,621	11,410
Maximum month end	12,822	16,620
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total member’s equity, tangible equity and tangible member’s equity with the resulting leverage ratios (dollars in thousands):

		February 28, 2017	November 30, 2016
Total assets		$37,703,367	$36,941,276
Deduct:	Securities borrowed	(6,886,436)	(7,743,562)
	Securities purchased under agreements to resell	(4,468,494)	(3,862,488)

Add:	Financial instruments sold, not yet purchased	8,728,491	8,359,202
	Less derivative liabilities	(373,581)	(637,535)
Subtotal		8,354,910	7,721,667
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(705,313)	(857,337)
	Goodwill and intangible assets	(1,843,244)	(1,847,124)
Adjusted assets (1)		$32,154,790	$30,352,432
Total equity		$5,472,392	$5,370,597
Deduct:	Goodwill and intangible assets	(1,843,244)	(1,847,124)
Tangible total equity		$3,629,148	$3,523,473
Total member’s equity		$5,471,740	$5,369,946
Deduct:	Goodwill and intangible assets	(1,843,244)	(1,847,124)
Tangible member’s equity		$3,628,496	$3,522,822
Leverage ratio (2)		6.9	6.9
Tangible gross leverage ratio (3)		9.9	10.0
Adjusted leverage ratio (1) (4)		8.9	8.6

(1)
Adjusted assets is a non-GAAP financial measure and excludes certain assets that are considered of lower risk as they are generally self-financed by customer liabilities through our securities lending activities. We view the resulting measure of adjusted leverage, also a non-GAAP financial measure, as a more relevant measure of financial risk when comparing financial services companies.

(2)	Leverage ratio equals total assets divided by total equity.

(3)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following:

•	illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments;

•	a portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and

•	drawdowns of unfunded commitments.
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.4 billion at February 28, 2017 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2017, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2017	Average Balance Quarter ended February 28, 2017 (1)	November 30, 2016
Cash and cash equivalents:
Cash in banks	$984,033	$951,163	$905,003
Certificates of deposit	25,000	25,000	25,000
Money market investments	3,071,348	2,104,956	2,599,066
Total cash and cash equivalents	4,080,381	3,081,119	3,529,069
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,307,625	1,275,859	1,455,398
Other (3)	498,485	490,305	318,646
Total other sources	1,806,110	1,766,164	1,774,044
Total cash and cash equivalents and other liquidity sources	$5,886,491	$4,847,283	$5,303,113
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.6%		14.4%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.4%		15.1%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2017, we had the ability to readily obtain repurchase financing for 70.5% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2017 and November 30, 2016 (in thousands):

	February 28, 2017		November 30, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,667,744	$276,436	$1,815,819	$280,733
Corporate debt securities	1,308,081	91,621	1,818,150	—
U.S. government, agency and municipal securities	1,827,457	600,725	3,157,737	600,456
Other sovereign obligations	2,452,496	773,657	2,258,035	854,942
Agency mortgage-backed securities (1)	1,921,495	—	1,090,391	—
Loans and other receivables	171,354	—	274,842	—
Total	$9,348,627	$1,742,439	$10,414,974	$1,736,131

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
Average liquid financial instruments were $15.4 billion for the three months ended February 28, 2017 and $10.7 billion and $11.8 billion for the three and twelve months ended November 30, 2016, respectively. Average unencumbered liquid financial instruments were $1.8 billion for the three months ended February 28, 2017 and $1.8 billion and $1.6 billion for the three and twelve months ended November 30, 2016, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 74.6% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. Weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2017.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, structured notes and a demand loan margin financing facility, totaled $422.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $448.1 million for the three months ended February 28, 2017.
Our short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2017, we were in compliance with all debt covenants under the Intraday Credit Facility.

•
Secured Revolving Loan Facilities. On October 29, 2015, we entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. On December 14, 2015, we entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. The First Secured Revolving Loan Facility was terminated with an effective date of December 6, 2016. The Second Secured Revolving Loan Facility was terminated with an effective date of January 24, 2017.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in the Consolidated Statement of Financial Condition. At February 28, 2017, the outstanding notes were $560.0 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$267.9 million	May 15, 2018
2017-1 (1)	February 7, 2017	$292.1 million	February 6, 2018

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	At February 28, 2017, this note is redeemable at the option of the noteholders.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Long-Term Capital
At February 28, 2017 and November 30, 2016, we had total long-term capital of $11.4 billion and $10.5 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.08:1 and 0.96:1, respectively. Our total long-term capital base at February 28, 2017 and November 30, 2016 was as follows (in thousands):

	February 28, 2017	November 30, 2016
Long-Term Debt (1)	$5,915,289	$5,130,822
Total Equity	5,472,392	5,370,597
Total Long-Term Capital	$11,387,681	$10,501,419

(1)
Long-term capital at February 28, 2017 and November 30, 2016 excludes $6.4 million and $6.3 million, respectively, of our Structured Notes, as these notes are redeemable on May 4, 2017, and $345.9 million and $346.2 million, respectively, of our 3.875% Convertible Senior Debentures, as these debentures are redeemable on November 1, 2017. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included within this Quarterly Report on Form 10-Q for further details on these notes.

Long-Term Debt
On January 17, 2017, we issued senior notes with a principal amount of $750.0 million, due 2027, which bear interest at 4.85% per annum. During the three months ended February 28, 2017, we issued structured notes with a total principal amount of approximately $48.6 million. Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at February 28, 2017 was $310.1 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
At February 28, 2017, our long-term debt has a weighted average maturity of approximately eight years.
Our long-term debt ratings at February 28, 2017 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (1)	BBB-	Stable

(1)	On February 27, 2017, Fitch reaffirmed our long-term debt rating of BBB- and our rating outlook of stable.
At February 28, 2017, the long-term ratings on our principal operating broker-dealers, Jefferies LLC (“Jefferies”) (a U.S. broker-dealer) and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2017, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $55.7 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2016, the increase to total member’s equity at February 28, 2017 is primarily attributed to net earnings during the three months ended February 28, 2017.
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
At February 28, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,359,023	$1,277,401
Jefferies Execution	9,158	8,908
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
Contractual Obligations and Commitments
For information on our commitments and guarantees, see Note 16, Commitments, Contingencies and Guarantees, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The table below provides information about our contractual obligations at February 28, 2017. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$345.9	$821.0	$1,332.0	$848.5	$2,920.1	$6,267.5
Interest payment obligations on senior notes (2)	252.2	298.4	484.3	344.6	1,269.3	2,648.8
	$598.1	$1,119.4	$1,816.3	$1,193.1	$4,189.4	$8,916.3

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at February 28, 2017.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 28, 2017, we did not have any commitments to purchase assets from our VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 15, Income Taxes, in our consolidated financial statements for further information included within this Quarterly Report on Form 10-Q for further information.

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
Our average daily VaR increased to $10.30 million for the three months ended February 28, 2017 from $8.46 million for the three months ended November 30, 2016. The increase was primarily driven by higher fixed income volatility, partially offset by an increase in the diversification benefit. Excluding our investment in KCG, our average VaR increased to $8.26 million for the three months ended February 28, 2017 from $5.93 million in the three months ended November 30, 2016.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at February 28, 2017				VaR at November 30, 2016
		Daily VaR for the Three Months Ended February 28, 2017				Daily VaR for the Three Months Ended November 30, 2016
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$5.63	$7.69	$9.59	$5.44	$5.82	$5.22	$6.99	$3.48
Equity Prices	6.22	7.27	9.42	5.32	6.71	5.75	8.90	3.89
Currency Rates	0.09	0.20	0.60	0.07	0.19	0.20	0.38	0.08
Commodity Prices	0.85	0.89	2.20	0.39	0.51	0.84	1.83	0.32
Diversification Effect (2)	(4.10)	(5.75)	N/A	N/A	(4.79)	(3.55)	N/A	N/A
Firmwide	$8.69	$10.30	$13.03	$8.27	$8.44	$8.46	$10.75	$6.56

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters:
The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2017 (in thousands):

10% Sensitivity
Private investments	$14,301
Corporate debt securities in default	8,890
Trade claims	791
VaR also excludes the impact of changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $285,000 at February 28, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily Net Trading Revenue
There were three days with trading losses out of a total of 60 trading days in the three months ended February 28, 2017. There were no additional days with trading losses associated with the daily marking to market of our investment in KCG. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2017 (in millions).

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
Current counterparty credit exposures at February 28, 2017 and November 30, 2016 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 28, 2017, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties decreased 3% to 79% from 82% at November 30, 2016, with a majority concentrated in North America.
When comparing our credit exposure at February 28, 2017 with credit exposure at November 30, 2016, excluding cash and cash equivalents, current exposure decreased 3% to approximately $1,211 million from $1,247 million. Counterparty credit exposure decreased over the period by 66% from OTC derivatives, primarily driven by investment grade North American banks and broker-dealers. Counterparty credit exposure from securities and margin finance increased by 14% and loans and lending increased by 11%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016
AAA Range	$—	$—	$—	$—	$—	$—	$—	$—	$3,073.3	$2,601.4	$3,073.3	$2,601.4
AA Range	44.0	44.0	101.4	87.3	2.4	2.1	147.8	133.4	64.1	37.0	211.9	170.4
A Range	5.8	4.2	529.2	539.2	45.8	214.7	580.8	758.1	837.4	814.1	1,418.2	1,572.2
BBB Range	2.3	4.9	215.5	117.3	10.0	9.4	227.8	131.6	51.0	51.2	278.8	182.8
BB or Lower	102.8	100.1	6.4	6.2	25.9	23.8	135.1	130.1	50.1	25.1	185.2	155.2
Unrated	119.7	93.5	—	—	—	—	119.7	93.5	4.5	0.3	124.2	93.8
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.1	$5,291.6	$4,775.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016
Asia/Latin America/Other	$5.0	$4.9	$19.2	$16.3	$22.8	$32.7	$47.0	$53.9	$183.0	$165.8	$230.0	$219.7
Europe	0.7	—	305.6	234.4	16.5	20.9	322.8	255.3	321.8	248.0	644.6	503.3
North America	268.9	241.8	527.7	499.3	44.8	196.4	841.4	937.5	3,575.6	3,115.3	4,417.0	4,052.8
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.1	$5,291.6	$4,775.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016	February 28, 2017	November 30, 2016
Asset Managers	$—	$—	$27.0	$39.7	$—	$10.9	$27.0	$50.6	$3,071.7	$2,599.1	$3,098.7	$2,649.7
Banks, Broker-dealers	1.1	0.2	530.1	435.9	40.8	170.4	572.0	606.5	1,008.7	930.0	1,580.7	1,536.5
Commodities	—	—	—	—	4.0	3.3	4.0	3.3	—	—	4.0	3.3
Corporates	196.4	204.4	—	—	16.5	18.4	212.9	222.8	—	—	212.9	222.8
Other	77.1	42.1	295.4	274.4	22.8	47.0	395.3	363.5	—	—	395.3	363.5
Total	$274.6	$246.7	$852.5	$750.0	$84.1	$250.0	$1,211.2	$1,246.7	$4,080.4	$3,529.1	$5,291.6	$4,775.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included within this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at February 28, 2017 and November 30, 2016 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$310.3	$(187.9)	$111.1	$—	$97.8	$0.6	$152.7	$331.9	$484.6
Italy	1,247.0	(1,245.5)	422.5	—	—	0.1	—	424.1	424.1
United Kingdom	344.3	(161.2)	(42.8)	0.7	101.7	9.6	139.8	252.3	392.1
Spain	389.6	(318.5)	—	—	0.1	0.2	54.0	71.4	125.4
Finland	116.8	(7.3)	—	—	—	—	3.1	109.5	112.6
Netherlands	361.3	(333.1)	13.8	—	54.5	1.9	—	98.4	98.4
Hong Kong	29.8	(13.4)	—	—	0.4	—	79.6	16.8	96.4
Puerto Rico	64.0	—	—	—	—	—	—	64.0	64.0
India	19.7	(4.6)	(1.3)	—	—	—	42.7	13.8	56.5
Australia	30.4	(10.2)	(0.2)	5.0	17.5	0.3	4.5	42.8	47.3
Total	$2,913.2	$(2,281.7)	$503.1	$5.7	$272.0	$12.7	$476.4	$1,425.0	$1,901.4

	November 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
Our issuer and counterparty risk exposure to Puerto Rico of $64.0 million at February 28, 2017 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.8 billion in debt on a voluntary basis. At February 28, 2017, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 filed with the SEC on January 27, 2017. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2017 and November 30, 2016; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2017 and February 29, 2016; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2017 and February 29, 2016; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2017 and the year ended November 30, 2016; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 7, 2017	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)