Form 10-Q
period 2017-05-31
Jefferies Group LLC
filed 2017-07-06
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2017	November 30, 2016
ASSETS
Cash and cash equivalents ($6,265 and $16,805 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	$4,356,793	$3,529,069
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	919,011	857,337
Financial instruments owned, at fair value, (including securities pledged of $10,705,731 and $9,706,881 at May 31, 2017 and November 30, 2016, respectively; and $36,740 and $87,153 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	13,881,283	13,809,512
Investments in managed funds	169,476	186,508
Loans to and investments in related parties	765,039	653,872
Securities borrowed	7,900,395	7,743,562
Securities purchased under agreements to resell	4,345,461	3,862,488
Receivables:
Brokers, dealers and clearing organizations	2,850,938	2,009,163
Customers	1,215,410	843,114
Fees, interest and other ($217 and $1,547 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	399,378	310,894
Premises and equipment	290,046	265,553
Goodwill	1,643,271	1,640,653
Other assets ($2 and $0 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,342,506	1,229,551
Total assets	$40,079,007	$36,941,276
LIABILITIES AND EQUITY
Short-term borrowings	$439,140	$525,842
Financial instruments sold, not yet purchased, at fair value	9,004,535	8,359,202
Collateralized financings:
Securities loaned	3,446,853	2,819,132
Securities sold under agreements to repurchase	8,621,427	6,791,676
Other secured financings (includes $0 and $41,768 at fair value at May 31, 2017 and November 30, 2016, respectively; and $365,200 and $755,544 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	385,950	755,576
Payables:
Brokers, dealers and clearing organizations	2,330,452	3,290,404
Customers	2,598,073	2,297,292
Accrued expenses and other liabilities ($906 and $735 at May 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,383,164	1,248,200
Long-term debt (includes $392,807 and $248,856 at fair value at May 31, 2017 and November 30, 2016, respectively)	6,304,032	5,483,355
Total liabilities	34,513,626	31,570,679
EQUITY
Member’s paid-in capital	5,721,873	5,538,103
Accumulated other comprehensive loss:
Currency translation adjustments	(129,121)	(152,305)
Changes in instrument specific credit risk	(18,872)	(6,494)
Additional minimum pension liability	(9,190)	(9,358)
Total accumulated other comprehensive loss	(157,183)	(168,157)
Total Jefferies Group LLC member’s equity	5,564,690	5,369,946
Noncontrolling interests	691	651
Total equity	5,565,381	5,370,597
Total liabilities and equity	$40,079,007	$36,941,276
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues:
Commissions and other fees	$152,643	$146,157	$298,465	$301,981
Principal transactions	287,070	318,180	508,027	214,807
Investment banking	351,863	253,046	759,884	483,976
Asset management fees and investment income (loss) from managed funds	(2,697)	4,336	6,229	13,866
Interest	227,804	220,175	429,827	442,120
Other	22,272	(4,977)	46,320	(26,728)
Total revenues	1,038,955	936,917	2,048,752	1,430,022
Interest expense	259,661	217,509	473,945	411,627
Net revenues	779,294	719,408	1,574,807	1,018,395
Non-interest expenses:
Compensation and benefits	450,522	415,316	910,694	765,059
Non-compensation expenses:
Floor brokerage and clearing fees	47,494	43,591	93,352	84,070
Technology and communications	67,478	66,499	132,985	131,488
Occupancy and equipment rental	23,594	24,926	49,409	49,511
Business development	26,466	22,587	49,098	47,441
Professional services	26,413	29,526	58,537	53,038
Other	21,146	14,366	40,352	35,067
Total non-compensation expenses	212,591	201,495	423,733	400,615
Total non-interest expenses	663,113	616,811	1,334,427	1,165,674
Earnings (loss) before income taxes	116,181	102,597	240,380	(147,279)
Income tax expense (benefit)	46,391	48,655	56,570	(34,452)
Net earnings (loss)	69,790	53,942	183,810	(112,827)
Net earnings attributable to noncontrolling interests	39	44	40	88
Net earnings (loss) attributable to Jefferies Group LLC	$69,751	$53,898	$183,770	$(112,915)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net earnings (loss)	$69,790	$53,942	$183,810	$(112,827)
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	25,882	25,811	23,352	(23,859)
Changes in instrument specific credit risk (1)	(2,683)	(2,003)	(12,378)	(2,305)
Total other comprehensive income (loss), net of tax (2)	23,199	23,808	10,974	(26,164)
Comprehensive income (loss)	92,989	77,750	194,784	(138,991)
Net earnings attributable to noncontrolling interests	39	44	40	88
Comprehensive income (loss) attributable to Jefferies Group LLC	$92,950	$77,706	$194,744	$(139,079)

(1)
Includes income tax benefit of approximately $1.1 million and $7.4 million for the three and six months ended May 31, 2017, respectively, and approximately $1.5 million and $1.5 million for the three and six months ended May 31, 2016, respectively.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended May 31, 2017	Year Ended November 30, 2016
Member’s paid-in capital:
Balance, beginning of period	$5,538,103	$5,526,855
Net earnings attributable to Jefferies Group LLC	183,770	15,434
Tax detriment for issuance of share-based awards	—	(4,186)
Balance, end of period	$5,721,873	$5,538,103
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(168,157)	$(44,946)
Currency adjustments	23,184	(115,494)
Changes in instrument specific credit risk, net of tax	(12,378)	(6,494)
Pension adjustments, net of tax	168	(1,223)
Balance, end of period	(157,183)	(168,157)
Total Jefferies Group LLC member’s equity	$5,564,690	$5,369,946
Noncontrolling interests:
Balance, beginning of period	$651	$27,468
Net earnings (loss) attributable to noncontrolling interests	40	(28)
Contributions	—	9,390
Distributions	—	(563)
Deconsolidation of asset management company	—	(35,616)
Balance, end of period	$691	$651
Total equity	$5,565,381	$5,370,597

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the six months ended May 31, 2017 and the year ended November 30, 2016.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$183,810	$(112,827)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	752	(2,945)
(Income) loss on loans to and investments in related parties	(54,495)	31,252
Distributions received on investments in related parties	6,189	8,108
Other adjustments	40,160	17,085
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(61,097)	(85,446)
Receivables:
Brokers, dealers and clearing organizations	(832,729)	(339,496)
Customers	(372,368)	94,471
Fees, interest and other	(87,192)	(89,147)
Securities borrowed	(143,554)	(604,046)
Financial instruments owned	(25,941)	1,388,017
Investments in managed funds	17,032	(124,398)
Securities purchased under agreements to resell	(452,154)	612,660
Other assets	(109,591)	(346,414)
Payables:
Brokers, dealers and clearing organizations	(969,230)	(246,180)
Customers	300,774	(367,505)
Securities loaned	616,701	(28,625)
Financial instruments sold, not yet purchased	598,801	1,201,318
Securities sold under agreements to repurchase	1,818,042	(1,531,853)
Accrued expenses and other liabilities	116,605	82,055
Net cash provided by (used in) operating activities	590,515	(443,916)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,642,607)	(163,560)
Distributions from loans to and investments in related parties	2,579,746	313,411
Net payments on premises and equipment	(39,918)	(35,181)
Payment on purchase of aircraft	—	(27,500)
Deconsolidation of asset management entity	—	(39)
Cash received from contingent consideration	1,250	826
Net cash provided by (used in) investing activities	(101,529)	87,957
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2017	2016
Cash flows from financing activities:
Proceeds from short-term borrowings	16,887,408	4,840,438
Payments on short-term borrowings	(16,972,566)	(4,753,891)
Net payments on other secured financings	(369,626)	(122,789)
Net proceeds from issuance of long-term debt, net of issuance costs	866,600	127,941
Repayment of long-term debt	(75,730)	(350,600)
Net change in bank overdrafts	(1,544)	(54,508)
Net proceeds from noncontrolling interests	—	3,937
Net cash provided by (used in) financing activities	334,542	(309,472)
Effect of exchange rate changes on cash and cash equivalents	4,196	(5,903)
Net increase (decrease) in cash and cash equivalents	827,724	(671,334)
Cash and cash equivalents at beginning of period	3,529,069	3,510,163
Cash and cash equivalents at end of period	$4,356,793	$2,838,829

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Interest	$488,705	$422,558
Income taxes, net	3,576	(7,596)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC and its subsidiaries operate as a global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies Execution Services, Inc. (“Jefferies Execution”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our Futures business. During the second quarter of 2016, we completed the exit of the Futures business. For further information on the exit of the Futures business, refer to Note 19, Exit Costs.
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
We operate in two reportable business segments, Capital Markets and Asset Management. For further information on our reportable business segments, refer to Note 17, Segment Reporting.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2016. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2016 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in the Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, goodwill and intangible assets, the ability to realize certain deferred tax assets and the recognition and measurement of uncertain tax positions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings to noncontrolling interests in our Consolidated Statements of Earnings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016. During the six months ended May 31, 2017, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy updates are attributable to the implementation of hedge accounting in connection with an interest rate swap entered into during the six months ended May 31, 2017 and the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on December 1, 2016.
Principal Transactions Revenues
Financial instruments owned and Financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in our Consolidated Statements of Earnings, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 5, Derivative Financial Instruments). Fees received on loans carried at fair value are also recorded within Principal transaction revenues.
Hedge Accounting
Hedge accounting is applied using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. The interest rate swaps are included in Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives in our Consolidated Statements of Financial Position. We use regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% - 125%. The impact of valuation adjustments related to our own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.
For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another, and together with any resulting ineffectiveness, are recorded in Interest expense.
Refer to Note 5, Derivative Financial Instruments, for further information.
Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon our adoption of ASU 2016-09, we account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense. See Note 3, Accounting Developments, for further information on the adoption of ASU 2016-09.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance impacts the presentation of net periodic pension costs in the statement of income. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We plan to adopt in the first quarter of fiscal 2018. We are currently evaluating the impact of the new guidance on our Consolidated Statements of Earnings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We plan to adopt in the first quarter of fiscal 2018. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We plan to adopt in the first quarter of fiscal 2018. We are currently evaluating the impact of these new ASUs on our Consolidated Statements of Cash Flows.
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
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. We intend to adopt the new guidance on December 1, 2017 with a cumulative-effect adjustment to opening member’s equity. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, we do not expect the guidance to have a material impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. Our implementation efforts include the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts, education and discussions with our control functions, and periodic discussions with our audit committee. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing, and we continue to evaluate the timing of recognition for each revenue stream within scope, which may be accelerated or deferred depending on the features of the client arrangements, and the presentation of certain contract costs (whether presented gross or offset against revenues).
Adopted Accounting Standards
Employee Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in our Consolidated Statement of Earnings and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the Consolidated Statement of Cash Flows. We early adopted this standard on December 1, 2016 and the adoption did not have a material effect on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation cost in the period in which the forfeiture occurs. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as an operating activity rather than a financing activity in our Consolidated Statements of Cash Flows on a retrospective basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $23.7 million and $24.3 million at May 31, 2017 and November 30, 2016, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,956,279	$190,005	$20,548	$—	$2,166,832
Corporate debt securities	—	2,922,772	24,727	—	2,947,499
Collateralized debt obligations and collateralized loan obligations	—	23,519	27,255	—	50,774
U.S. government and federal agency securities	1,531,038	90,785	—	—	1,621,823
Municipal securities	—	600,039	—	—	600,039
Sovereign obligations	1,326,731	1,055,853	—	—	2,382,584
Residential mortgage-backed securities	—	1,419,269	33,032	—	1,452,301
Commercial mortgage-backed securities	—	433,958	16,263	—	450,221
Other asset-backed securities	—	141,908	43,349	—	185,257
Loans and other receivables	1,677	1,681,753	49,365	—	1,732,795
Derivatives	45,866	2,997,903	6,860	(2,872,198)	178,431
Investments at fair value	—	—	89,006	—	89,006
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,861,591	$11,557,764	$310,405	$(2,872,198)	$13,857,562

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,398,522	$29,538	$354	$—	$1,428,414
Corporate debt securities	—	1,786,165	522	—	1,786,687
U.S. government and federal agency securities	1,354,488	—	—	—	1,354,488
Sovereign obligations	1,502,643	1,194,090	—	—	2,696,733
Residential mortgage-backed securities	—	1,078	—	—	1,078
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,291,694	4,967	—	1,296,661
Derivatives	42,617	3,247,585	9,882	(2,859,680)	440,404
Total financial instruments sold, not yet purchased	$4,298,270	$7,550,150	$15,795	$(2,859,680)	$9,004,535
Short-term borrowings	$—	$28,044	$—	$—	$28,044
Long-term debt	$—	$392,807	$—	$—	$392,807

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,742,463	$90,662	$21,739	$—	$1,854,864
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
Collateralized debt obligations and collateralized loan obligations	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,606,278	6,429	(4,255,998)	360,534
Investments at fair value	—	—	96,369	—	96,369
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,568,241	$12,059,672	$413,288	$(4,255,998)	$13,785,203
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,577,405	$16,806	$313	$—	$1,594,524
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	568	4,856,310	9,870	(4,229,213)	637,535
Total financial instruments sold, not yet purchased	$3,930,060	$8,647,271	$11,084	$(4,229,213)	$8,359,202
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt	$—	$248,856	$—	$—	$248,856

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
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

Collateralized Debt Obligations and Collateralized Loan Obligations
Collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) are measured based on prices observed for recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.
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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of Agency Inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed for recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age. Agency Inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed for recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans:  Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations of assets with similar underlying loan collateral to derive an implied spread.  Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment.  The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investments at Fair Value and Investments in Managed Funds
Investments at fair value based on NAV and Investments in Managed Funds include investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,924	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	420	—	—
Fund of Funds (4)	183	—	—
Equity Funds (5)	32,878	20,040	—
Multi-asset Funds (6)	124,792	—	—
Total	$193,197	$20,040

	November 30, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,446	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$210,817	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2017 and November 30, 2016, approximately 1% and 2%, respectively, of the fair value of investments in this category are classified as being in liquidation.

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

(5)
At May 31, 2017 and November 30, 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2017 and November 30, 2016, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate and fixed-to-floating rate structured notes that contain various interest rate payment terms and are generally measured using valuation models for the derivative and debt portions of the notes. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves and are generally categorized within Level 2 of the fair value hierarchy. The impact of the Company’s own credit spreads is also included based on observed secondary bond market spreads and asset-swap spreads.
Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value
There were no material transfers between Level 1 and Level 2 for the three and six months ended May 31, 2017 and May 31, 2016.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2017 (in thousands):

	Three Months Ended May 31, 2017
	Balance at February 28, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2017	Change in unrealized gains/(losses) relating to instruments still held at May 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,580	$(1,198)	$490	$(1,263)	$(281)	$—	$2,220	$20,548	$(1,428)
Corporate debt securities	33,467	(1,420)	8,789	(9,181)	(6,986)	—	58	24,727	(1,983)
CDOs and CLOs	45,354	(2,721)	16,334	(33,546)	—	—	1,834	27,255	(131)
Municipal securities	26,554	(70)	—	(26,484)	—	—	—	—	—
RMBS	39,259	(2,188)	3,176	(6,636)	(4)	—	(575)	33,032	(1,024)
CMBS	20,653	98	534	(4,111)	(1)	—	(910)	16,263	(546)
Other ABS	37,702	(3,663)	13,476	—	(2,241)	—	(1,925)	43,349	(3,642)
Loans and other receivables	53,172	3,226	20,054	(19,378)	(7,181)	—	(528)	49,365	1,687
Investments at fair value	83,785	5,194	300	—	(273)	—	—	89,006	5,194
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$324	$30	$—	$—	$—	$—	$—	$354	$(30)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	6,413	(3,617)	—	—	(3)	218	11	3,022	(147)
Loans	1,036	3,867	—	—	—	—	64	4,967	(3,867)
Other secured financings	87	(87)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2017
During the three months ended May 31, 2017, transfers of assets of $23.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	RMBS of $12.0 million due to a lack of observable market transactions.
During the three months ended May 31, 2017, transfers of assets of $23.8 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $12.6 million due to greater pricing transparency supporting classification into Level 2.
Net losses on Level 3 assets were $2.7 million and net losses on Level 3 liabilities were $0.3 million for the three months ended May 31, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of other ABS, RMBS, CDOs and CLOs and corporate debt and equity securities, partially offset by increased valuations of certain investments at fair value and loans and other receivables.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2017 (in thousands):

	Six Months Ended May 31, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2017	Change in unrealized gains/(losses) relating to instruments still held at May 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$(489)	$1,056	$(1,117)	$(1,907)	$—	$1,266	$20,548	$(1,215)
Corporate debt securities	25,005	(3,300)	15,133	(15,295)	(1,693)	—	4,877	24,727	(3,571)
CDOs and CLOs	54,354	(10,102)	24,741	(44,725)	—	—	2,987	27,255	(204)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(3,000)	5,886	(11,750)	(16)	—	3,140	33,032	(1,667)
CMBS	20,580	(1,119)	534	(4,523)	(2)	—	793	16,263	(907)
Other ABS	40,911	(5,489)	17,029	(300)	(5,576)	—	(3,226)	43,349	(5,461)
Loans and other receivables	81,872	10,062	63,616	(61,423)	(17,017)	—	(27,745)	49,365	3,679
Investments at fair value	96,369	2,995	300	(10,119)	(539)	—	—	89,006	5,019
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$41	$—	$—	$—	$—	$—	$354	$(41)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	70	—	—	—	—	—	70	(70)
Net derivatives (2)	3,441	(6,154)	—	—	1,534	404	3,797	3,022	(614)
Loans	378	4,091	(364)	—	—	—	862	4,967	(4,091)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2017
During the six months ended May 31, 2017, transfers of assets of $36.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $12.4 million and RMBS of $11.5 million due to a lack of observable market transactions.
During the six months ended May 31, 2017, transfers of assets of $54.5 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $30.8 million due to greater pricing transparency supporting classification into Level 2.
Net losses on Level 3 assets were $12.0 million and net gains on Level 3 liabilities were $2.4 million for the six months ended May 31, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of other ABS, RMBS, CDOs and CLOs, municipal securities and corporate debt securities, partially offset by increased valuations of certain loans and receivables and investments at fair value. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives, partially offset by decreased valuations of certain loans.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2016 (in thousands):

	Three Months Ended May 31, 2016
	Balance at February 29, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of)Level 3	Balance at May 31, 2016	Change in unrealized gains/(losses) relating to instruments still held at May 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$30,540	$(927)	$200	$(508)	$(2,455)	$—	$21,966	$48,816	$(849)
Corporate debt securities	25,634	474	15	(789)	—	—	(1,221)	24,113	347
CDOs and CLOs	67,348	1,797	943	(21,233)	—	—	3,855	52,710	2,534
Sovereign obligations	119	1	—	—	—	—	—	120	1
RMBS	68,019	(4,915)	3,422	(2,837)	(122)	—	(259)	63,308	(2,233)
CMBS	21,994	(1,140)	—	—	(311)	—	4,440	24,983	(1,306)
Other ABS	33,124	(7,284)	3,549	(1,068)	(52)	—	14,764	43,033	(7,275)
Loans and other receivables	155,442	(7,792)	20,836	(13,347)	(55,541)	—	4,801	104,399	(6,231)
Investments at fair value	63,582	(1,574)	40	—	(283)	—	(4,000)	57,765	(6)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	11,757	3	—	—	(83)	451	(7,704)	4,424	(3)
Loans	7,744	(261)	—	—	(71)	—	(5,516)	1,896	261
Other secured financings	538	(70)	—	—	—	—	—	468	70

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2016
During the three months ended May 31, 2016, transfers of assets of $107.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other ABS $30.7 million and RMBS of $19.3 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Corporate equity securities of $22.0 million due to a lack of observable market transactions;

•	Loans and other receivables of $15.9 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.
During the three months ended May 31, 2016, transfers of assets of $62.7 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency RMBS of $19.5 million and other ABS of $16.0 million, for which market trades were observed in the period for either identical or similar securities.
Net losses on Level 3 assets were $21.4 million and net losses on Level 3 liabilities were $0.3 million for the three months ended May 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations in loans and other receivables, other ABS, RMBS, corporate equity securities, investments at fair value and CMBS, partially offset by an increase in valuation of CDOs and CLOs and corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2016 (in thousands):

	Six Months Ended May 31, 2016
	Balance at November 30, 2015	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of)Level 3	Balance at May 31, 2016	Change in unrealized gains/(losses) relating to instruments still held at May 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$1,571	$2,287	$(508)	$(2,455)	$—	$7,015	$48,816	$2,080
Corporate debt securities	25,876	(2,378)	16,564	(16,613)	(245)	—	909	24,113	(2,474)
CDOs and CLOs	85,092	(20,455)	24,024	(43,696)	(473)	—	8,218	52,710	(12,002)
Sovereign obligations	120	—	—	—	—	—	—	120	—
RMBS	70,263	(8,337)	1,483	(4,843)	(235)	—	4,977	63,308	(4,011)
CMBS	14,326	(2,589)	2,951	(2,023)	(1,208)	—	13,526	24,983	(3,140)
Other ABS	42,925	(202)	64,833	(74,690)	(4,713)	—	14,880	43,033	(7,134)
Loans and other receivables	189,289	(13,376)	203,990	(127,944)	(150,975)	—	3,415	104,399	(15,693)
Investments at fair value	53,120	(6,090)	1,227	—	(555)	—	10,063	57,765	911
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$(38)	$—	$—
Net derivatives (2)	(242)	10,075	—	—	(46)	1,005	(6,368)	4,424	(11,008)
Loans	10,469	(541)	(2,240)	1,033	(1,149)	—	(5,676)	1,896	250
Other secured financings	544	(76)	—	—	—	—	—	468	76

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2016
During the six months ended May 31, 2016, transfers of assets of $155.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $30.6 million, other ABS of $28.0 million and non-agency RMBS of $21.7 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Investments at fair value of $26.1 million due to a lack of observable market transactions;

•	Loans and other receivables of $20.2 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2.
During the six months ended May 31, 2016, transfers of assets of $92.9 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $22.3 million and loans and other receivables of $16.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Non-agency RMBS of $16.7 million, for which market trades were observed in the period for either identical or similar securities;

•	Investments at fair value of $16.1 million due to an increase in observable market transactions.
Net losses on Level 3 assets were $51.9 million and net losses on Level 3 liabilities were $9.5 million for the six months ended May 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations of CDOs and CLOs, RMBS, loans and other receivables, investments at fair value, CMBS and corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivative instruments.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2017 and November 30, 2016
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2017
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$17,196
Non-exchange-traded securities		Market approach	Price	$3-$75	$44
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$6	—
Corporate debt securities	$24,727	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Price	$9-$20	$18
CDOs and CLOs	$27,255	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%-12%	3%
			Loss severity	25%-30%	27%
			Discount rate/yield	11%-21%	15%
		Scenario analysis	Estimated recovery percentage	40%	—
RMBS	$33,032	Discounted cash flows	Cumulative loss rate	0%-30%	14%
			Duration (years)	3-17	7
			Discount rate/yield	5%-10%	8%
CMBS	$16,263	Discounted cash flows	Cumulative loss rate	15%-35%	25%
			Duration (years)	1-5	3
			Discount rate/yield	5%-45%	12%
Other ABS	$43,349	Discounted cash flows	Cumulative loss rate	0%-24%	19%
			Duration (years)	1-11	2
			Discount rate/yield	4%-18%	12%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	30%	—
Loans and other receivables	$46,309	Market approach	EBITDA multiple	1.6	—
			Price	$42-$100	$79
			Estimated recovery percentage	35%	—
		Scenario analysis	Price	$66	—
			Estimated recovery percentage	13%-40%	31%
Derivatives	$6,860
Unfunded commitments		Market approach	Price	$92-$98	$96
Credit default swaps			Credit spread	265 bps	—
Interest rate swaps			Credit spread	800 bps	—
Investments at fair value	$73,392
Private equity securities		Market approach	Transaction level	$3-$250	$110
Financial Instruments Sold, Not Yet Purchased:
Loans	$4,967	Market approach	Estimated recovery percentage	35%	—
Derivatives	$9,882
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$92-$98	$93
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	21%	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2016
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange-traded securities		Market approach	Underlying stock price	$3-$75	$15
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—
Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—
CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10%-20%	19%
			Constant default rate	2%-4%	2%
			Loss severity	25%-70%	40%
			Yield	7%-17%	12%
		Scenario analysis	Estimated recovery percentage	28%-38%	31%
RMBS	$38,772	Discounted cash flows	Constant prepayment rate	0%-11%	5%
			Constant default rate	1%-7%	3%
			Loss severity	35%-100%	62%
			Yield	2%-10%	6%
CMBS	$20,580	Discounted cash flows	Yield	6%-11%	8%
			Cumulative loss rate	5%-95%	39%
Other ABS	$40,911	Discounted cash flows	Constant prepayment rate	4%-20%	14%
			Constant default rate	0%-31%	13%
			Loss severity	0%-100%	90%
			Yield	4%-17%	15%
		Market approach	Price	$72	—
Loans and other receivables	$54,347	Market approach	EBITDA multiple	3.3	—
			Discount rate/yield	2%-4%	3%
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6%-50%	37%
Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—
Investments at fair value	$42,907
Private equity securities		Market approach	Transaction level	$250	—
			Price	$25,815,720	—
Liabilities
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2017 and November 30, 2016, asset exclusions consisted of $22.0 million and $131.5 million, respectively, primarily comprised of private equity securities, municipal securities, non-exchange traded securities and loans and other receivables. At May 31, 2017 and November 30, 2016, liability exclusions consisted of $0.9 million and $1.6 million, respectively, of other secured financings, CMBS, loans and corporate debt and equity securities.

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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other ABS and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other ABS, loans and other receivables or certain derivatives would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs and other ABS using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of loan and other receivables would result in a significantly higher (lower) fair value measurement.

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

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets business and are included in Long-term debt in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Financial Instruments Owned:
Loans and other receivables	$(4,282)	$(10,564)	$(11,094)	$(24,901)
Financial Instruments Sold:
Loans	$(1,734)	$407	$(1,761)	$405
Loan commitments	3,332	1,173	4,203	(2,573)
Long-term Debt:
Changes in instrument specific credit risk (1)	$(3,757)	$(3,453)	$(19,797)	$(3,755)
Other changes in fair value (2)	1,516	3,893	4,933	10,751

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	May 31, 2017	November 30, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$649,320	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	170,969	205,746
Long-term debt	5,116	20,202

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)	Amounts include loans and other receivables greater than 90 days past due of $68.2 million and $64.6 million at May 31, 2017 and November 30, 2016, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $36.2 million and $29.8 million at May 31, 2017 and November 30, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $28.5 million and $18.9 million at May 31, 2017 and November 30, 2016, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities with a fair value of $99.8 million and $99.9 million at May 31, 2017 and November 30, 2016, respectively.

Note 5. Derivative Financial Instruments
Derivative Financial Instruments
Our derivative activities are recorded at fair value in our Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. Predominantly, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt.
See Note 4, Fair Value Disclosures, and Note 15, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 for additional information regarding the offsetting of derivative contracts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at May 31, 2017 and November 30, 2016 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	May 31, 2017 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$10,448	1	$—	—
Total derivatives designated as accounting hedges	10,448		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	632	17,359	73	48,603
Cleared OTC	1,815,375	3,485	1,765,864	3,750
Bilateral OTC	417,755	1,691	386,018	559
Foreign exchange contracts:
Exchange-traded	—	496	—	176
Bilateral OTC	295,104	5,416	293,527	5,688
Equity contracts:
Exchange-traded	415,268	1,975,152	720,347	1,696,985
Bilateral OTC	51,826	1,161	79,257	1,134
Commodity contracts:
Exchange-traded	—	5,020	—	5,155
Credit contracts:
Cleared OTC	26,980	59	37,238	72
Bilateral OTC	17,241	148	17,760	142
Total derivatives not designated as hedges	3,040,181		3,300,084

Total gross derivative assets/ liabilities:
Exchange-traded	415,900		720,420
Cleared OTC	1,852,803		1,803,102
Bilateral OTC	781,926		776,562
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(409,282)		(409,282)
Cleared OTC	(1,841,960)		(1,789,139)
Bilateral OTC	(620,956)		(661,259)
Net amounts per Consolidated Statements of Financial Condition (4)	$178,431		$440,404

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
Number of exchange traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from brokers, dealers and clearing organizations on our Consolidated Statements of Financial Condition.

(3)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

(4)
We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

	November 30, 2016 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	$2,275	24,300	$24	29,773
Cleared OTC (3)	2,835,812	3,596	2,636,469	3,445
Bilateral OTC	444,159	1,136	522,965	1,627
Foreign exchange contracts:
Exchange-traded	—	376	—	686
Bilateral OTC	529,609	7,448	516,869	7,633
Equity contracts:
Exchange-traded	712,767	2,820,702	1,095,582	2,410,956
Bilateral OTC	72,041	1,077	67,033	1,191
Commodity contracts:
Exchange-traded	—	1,356	—	920
Credit contracts:
Cleared OTC	645	6	2,304	8
Bilateral OTC	19,225	213	25,503	184
Total gross derivative assets/liabilities:
Exchange-traded	715,042		1,095,606
Cleared OTC	2,836,457		2,638,773
Bilateral OTC	1,065,034		1,132,370
Amounts offset in our Consolidated Statements of Financial Condition (4):
Exchange-traded	(691,009)		(691,009)
Cleared OTC (3)	(2,751,650)		(2,638,774)
Bilateral OTC	(813,340)		(899,431)
Net amounts per Consolidated Statements of Financial Condition (5)	$360,534		$637,535

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

(2)
Number of exchange traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from brokers, dealers and clearing organizations on our Consolidated Statements of Financial Condition.

(3)
Pursuant to a rule change by the Chicago Mercantile Exchange in the first quarter of 2017, variation margin exchanged each day with this clearing organization on certain interest rate and credit derivatives is characterized as settlement payments as opposed to cash posted as collateral. The impact of this rule change would have been a reduction in gross interest rate derivative assets and liabilities as of November 30, 2016 of approximately $1.0 billion, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the Consolidated Statement of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(4)	Amounts netted include both netting by counterparty and for cash collateral paid or received.

(5)
We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2017	2016	2017	2016
Interest rate swaps	$12,352	$—	$7,743	$—
Long-term debt	(10,295)	—	(4,890)	—
Total	$2,057	$—	$2,853	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2017	2016	2017	2016
Interest rate contracts	$(960)	$(7,559)	$9,037	$(80,084)
Foreign exchange contracts	1,099	4,525	3,107	6,114
Equity contracts	417	(98,546)	(168,699)	(324,212)
Commodity contracts	(6,395)	(315)	(6,906)	(2,190)
Credit contracts	(1,134)	10,306	10,907	(2,583)
Total	$(6,973)	$(91,589)	$(152,554)	$(402,955)
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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$4,049	$3,451	$—	$—	$7,500
Credit default swaps	3,671	1,515	3,862	(164)	8,884
Total return swaps	20,455	2,652	262	(822)	22,547
Foreign currency forwards, swaps and options	67,838	6,873	—	(2,998)	71,713
Interest rate swaps, options and forwards	36,082	164,435	103,571	(65,569)	238,519
Total	$132,095	$178,926	$107,695	$(69,553)	349,163
Cross product counterparty netting					(11,429)
Total OTC derivative assets included in Financial instruments owned					$337,734

(1)	At May 31, 2017, we held exchange-traded derivative assets and other credit agreements with a fair value of $7.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2017, cash collateral received was $166.6 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$13,419	$17,600	$2,385	$—	$33,404
Credit default swaps	1,986	12,843	2,651	(164)	17,316
Total return swaps	18,801	4,075	203	(822)	22,257
Foreign currency forwards, swaps and options	70,074	3,065	—	(2,998)	70,141
Fixed income forwards	1,687	—	—	—	1,687
Interest rate swaps, options and forwards	33,981	92,311	86,507	(65,569)	147,230
Total	$139,948	$129,894	$91,746	$(69,553)	292,035
Cross product counterparty netting					(11,429)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$280,606

(1)	At May 31, 2017, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $313.9 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2017, cash collateral pledged was $154.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At May 31, 2017, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$147,797
BBB- to BBB+	56,371
BB+ or lower	74,164
Unrated	59,402
Total	$337,734

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at May 31, 2017 and November 30, 2016 is $122.5 million and $70.6 million, respectively, for which we have posted collateral of $80.9 million and $44.4 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2017 and November 30, 2016, we would have been required to post an additional $40.7 million and $26.1 million, respectively, of collateral to our counterparties.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 6. Collateralized Transactions
We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged on our Consolidated Statements of Financial Condition.
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	May 31, 2017
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,862,228	$217,080	$3,079,308
Corporate debt securities	572,028	2,135,355	2,707,383
Mortgage- and asset-backed securities	—	2,612,660	2,612,660
U.S. government and federal agency securities	12,597	9,315,643	9,328,240
Municipal securities	—	398,605	398,605
Sovereign obligations	—	2,032,359	2,032,359
Loans and other receivables	—	605,630	605,630
Total	$3,446,853	$17,317,332	$20,764,185

	November 30, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	May 31, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,247,140	$37,112	$693,014	$469,587	$3,446,853
Repurchase agreements	9,215,374	3,994,002	2,666,364	1,441,592	17,317,332
Total	$11,462,514	$4,031,114	$3,359,378	$1,911,179	$20,764,185

	November 30, 2016
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2017 and November 30, 2016, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.0 billion and $25.5 billion, respectively. At May 31, 2017 and November 30, 2016, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 for additional information regarding the offsetting of securities financing agreements.
The following tables provide information regarding repurchase agreements and securities borrowing and lending arrangements that are recognized in our Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands).

	May 31, 2017
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,900,395	$—	$7,900,395	$(765,075)	$(1,291,875)	$5,843,445
Reverse repurchase agreements	13,041,366	(8,695,905)	4,345,461	(587,698)	(3,698,540)	59,223
Liabilities:
Securities lending arrangements	$3,446,853	$—	$3,446,853	$(765,075)	$(2,622,311)	$59,467
Repurchase agreements	17,317,332	(8,695,905)	8,621,427	(587,698)	(6,617,668)	1,416,061

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

(3)
Amounts include $5,793.7 million of securities borrowing arrangements, for which we have received securities collateral of $5,620.1 million, and $1,396.9 million of repurchase agreements, for which we have pledged securities collateral of $1,438.0 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $919.0 million and $857.3 million at May 31, 2017 and November 30, 2016, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statement of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included in Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Transferred assets	$715.1	$1,183.9	$1,668.6	$3,132.8
Proceeds on new securitizations	723.6	1,184.6	1,686.1	3,147.3
Cash flows received on retained interests	8.2	13.1	14.6	22.5
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2017 and November 30, 2016.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2017		November 30, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$4,930.1	$8.6	$7,584.9	$31.0
U.S. government agency CMBS	2,292.5	33.8	1,806.3	29.6
CLOs	2,759.5	7.1	4,102.2	37.0
Consumer and other loans	365.3	67.4	395.7	25.3
Total assets represent the unpaid principal amount of assets in the SPEs in which we have continuing involvement and are presented solely to provide information regarding the size of the transactions and the size of the underlying assets supporting our retained interests, and are not considered representative of the risk of potential loss. Assets retained in connection with a securitization transaction represent the fair value of the securities of one or more tranches issued by an SPE, including senior and subordinated tranches. Our risk of loss is limited to this fair value amount which is included in total Financial instruments owned in our Consolidated Statements of Financial Condition.
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2017 and November 30, 2016 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2017		November 30, 2016
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$5.3	$1.0	$16.1	$0.7
Financial instruments owned	36.3	0.4	86.6	0.6
Securities purchased under agreement to resell (1)	370.3	—	733.5	—
Fees, interest and other receivables	0.2	—	1.5	—
Total assets	$412.1	$1.4	$837.7	$1.3
Other secured financings (2)	$404.1	$—	$813.1	$—
Other liabilities	7.2	0.2	24.1	0.2
Total liabilities	$411.3	$0.2	$837.2	$0.2

(1)	Securities purchased under agreement to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $38.9 million and $57.6 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at May 31, 2017 and November 30, 2016, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We are also the primary beneficiary of securitization vehicles associated with our financing of consumer and small business loans. In the creation of the securitization vehicles, we were involved in the decisions made during the establishment and design of the entities and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIEs consist of the small business loans and term loans backed by consumer installment receivables, which are available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIEs do not have recourse to our general credit and the assets of the VIEs are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$22.3	$1.0	$794.9	$2,834.5
Consumer loan vehicles	154.2	—	567.3	1,533.7
Related party private equity vehicles	28.0	—	50.7	103.2
Other private investment vehicles	51.6	—	53.1	3,388.5
Total	$256.1	$1.0	$1,466.0	$7,859.9

	November 30, 2016
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$263.3	$4.8	$920.0	$4,451.7
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Other private investment vehicles	52.3	—	53.8	3,874.7
Total	$443.5	$4.8	$1,257.0	$9,467.5
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities was $148.1 million, of which $125.4 million and $125.1 million had been funded at May 31, 2017 and November 30, 2016, respectively. The carrying value of our equity investments in the JCP Entities was $28.0 million and $37.6 million at May 31, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
We also had provided a guarantee of a portion of Energy Partners I, LP’s obligations under a credit agreement (“Energy Partners Credit Agreement”). Energy Partners I, LP, is a private equity fund owned and managed by certain of our employees. The maximum exposure to loss of the guarantee was $3.0 million at November 30, 2016. Energy Partners I, LP, has assets consisting primarily of debt and equity investments. The Energy Partners Credit Agreement was terminated in April 2017.
Other Private Investment Vehicles. As of May 31, 2017 and November 30, 2016, we had equity commitments to invest $62.5 million and $75.8 million, respectively, in various other private investment vehicles, of which $61.0 million and $74.3 million was funded, respectively. The carrying value of our equity investments was $51.6 million and $52.3 million at May 31, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned in our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At May 31, 2017 and November 30, 2016, we held $1,713.3 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $248.8 million and $439.4 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance, Jefferies LoanCore LLC (“Jefferies LoanCore”) and KCG Holdings, Inc. (“KCG”). Our investments in Jefferies Finance and Jefferies LoanCore are accounted for under the equity method and are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. Our investment in KCG is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included in Financial instruments owned, at fair value - Corporate equity securities in our Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) and Barings, LLC, is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.
At May 31, 2017, we and MassMutual each had equity commitments to Jefferies Finance of $600.0 million, for a combined total commitment of $1.2 billion. At May 31, 2017, we had funded $516.9 million of our $600.0 million commitment, leaving $83.1 million unfunded. The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2017. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party. At both May 31, 2017 and November 30, 2016, we had funded none of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the Secured Revolving Credit Facility with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Interest income	$1.2	$—	$2.3	$—
Unfunded commitment fees	0.2	0.3	0.5	0.6

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2017	November 30, 2016
Our total equity balance	$516.9	$470.5

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net earnings (loss)	$50.7	$(33.2)	$92.7	$(77.8)
The following summarizes the activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Origination and syndication fee revenues (1)	$73.1	$3.7	$139.3	$23.1
Origination fee expenses (1)	0.4	1.6	2.5	1.6
CLO placement fee revenues (2)	1.2	—	3.9	—
Derivative gains (losses) (3)	(0.3)	—	(0.4)	1.3
Service fees (4)	9.3	7.5	29.5	28.6

(1)
We engage in debt capital markets transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, we earned fees, which are recognized in Investment banking revenues in our Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses in our Consolidated Statements of Earnings.

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statement of Earnings. At May 31, 2017 and November 30, 2016, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	Under a service agreement, we charge Jefferies Finance for services provided.
At May 31, 2017, we had a receivable from Jefferies Finance of $16.5 million included in Other Assets, and at November 30, 2016, we had a payable to Jefferies Finance of $5.8 million included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.1 million recorded in Financial instruments owned in our Consolidated Statements of Financial Condition at May 31, 2017 and $4,000 recorded in Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition at November 30, 2016.
Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company, is a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. and Europe. Jefferies LoanCore has aggregate equity commitments of $400.0 million. At May 31, 2017 and November 30, 2016, we had funded $141.0 million and $70.1 million, respectively, of our $194.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	May 31, 2017	November 30, 2016
Our total equity balance	$219.2	$156.3

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net earnings	$2.4	$17.3	$8.6	$22.7
The following summarizes the activity related to our transactions with Jefferies LoanCore (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Interest income and fees (1)	$3	$2,301	$589	$5,140
Service fees (2)	47	47	95	95

(1)
We enter into master repurchase agreements with Jefferies LoanCore and earn interest income and fees related to these agreements. At November 30, 2016, we had reverse repurchase agreements of $68.1 million in connection with these agreements.

(2)	Under a service agreement, we charge Jefferies LoanCore for services provided.
Receivables from Jefferies LoanCore, included in Other assets in our Consolidated Statements of Financial Condition, were $16,000 at both May 31, 2017 and November 30, 2016.
We also enter into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, we had $4.8 million and $8.3 million at May 31, 2017 and November 30, 2016, respectively, recorded in Payables—brokers, dealers and clearing organizations.
KCG
At May 31, 2017 and November 30, 2016, we owned approximately 24% of the outstanding common stock of KCG. We elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment is based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy.
The following summarizes the changes in the fair value of our investment in KCG, which are recognized in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net gains from our investment in KCG	$95.8	$55.8	$91.2	$18.5
The following is a summary of net earnings (loss) for KCG reflecting the most recently available public financial information for the company (in millions):

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Net earnings (loss)	$3.2	$196.2	$37.2	$(3.0)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We have separately entered into securities lending transactions with KCG, in the normal course of our capital markets activities. The following is a summary of the balances related to these activities (in millions):

	May 31, 2017	November 30, 2016
Securities borrowed	$3.1	$9.2
Securities loaned	1.0	9.2
On April 20, 2017, KCG entered into an agreement and plan of merger (“KCG Merger Agreement”) with Virtu Financial, Inc. Pursuant to the KCG Merger Agreement, each share of KCG’s issued and outstanding Class A common stock will be converted into the right to receive $20.00 in cash. The merger is expected to close during the third quarter of 2017, subject to customary regulatory and shareholder approvals.
JCP Fund V
The amount of our investments in JCP Fund V included in Investments in managed funds in our Consolidated Statements of Financial Condition was $21.4 million and $29.1 million at May 31, 2017 and November 30, 2016, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016). The following summarizes the results from these investments which are included in Asset management fees and investment gains (loss) from managed funds in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net losses from our investments in JCP Fund V	$(7.2)	$(4.2)	$(7.9)	$(7.2)
At May 31, 2017 and November 30, 2016, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2017 and November 30, 2016, our unfunded commitments relating to JCP Fund V was $11.1 million and $11.5 million, respectively.
The following is a summary of the Net decrease in net assets resulting from operations for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2017 (1)	December 31, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)
Net decrease in net assets resulting from operations	$(19,552)	$(2,294)	$(11,806)	$(7,886)

(1)
Financial information for JCP Fund V within our financial position at May 31, 2017 and November 30, 2016 and our results of operations for the three and six months ended May 31, 2017 and May 31, 2016 is included based on the presented periods.

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2017	November 30, 2016
Capital Markets	$1,640,271	$1,637,653
Asset Management	3,000	3,000
Total goodwill	$1,643,271	$1,640,653

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table is a summary of the changes to goodwill for the six months ended May 31, 2017 (in thousands):

Balance at November 30, 2016	$1,640,653
Translation adjustments	2,618
Balance at May 31, 2017	$1,643,271
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2017 and November 30, 2016 (dollars in thousands):

	May 31, 2017				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,865	$—	$(46,587)	$79,278	11.7
Trade name	128,542	—	(15,609)	112,933	30.8
Exchange and clearing organization membership interests and registrations	9,123	(357)	—	8,766	N/A
Total	$263,530	$(357)	$(62,196)	$200,977

	November 30, 2016			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,381	$(42,283)	$83,098	12.1
Trade name	128,052	(13,720)	114,332	31.3
Exchange and clearing organization membership interests and registrations	9,041	—	9,041	N/A
Total	$262,474	$(56,003)	$206,471
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $6.0 million for the three and six months ended May 31, 2017, respectively, and $3.1 million and $6.1 million for the three and six months ended May 31, 2016, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2017	$6,099
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198
Year ended November 30, 2021	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2017 and November 30, 2016 include the following (in thousands):

	May 31, 2017	November 30, 2016
Bank loans (1)	$308,757	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	102,339	96,455
Equity-linked notes	28,044	—
Total short-term borrowings	$439,140	$525,842

(1)	Bank loans are payable on demand and must be repaid in one year or less.
At May 31, 2017, the weighted average interest rate on short-term borrowings outstanding is 2.21% per annum. Average daily short-term borrowings outstanding were $537.3 million and $493.2 million for the three and six months ended May 31, 2017, respectively, $362.0 million and $334.3 million for the three and six months ended May 31, 2016, respectively.
During the six months ended May 31, 2017, we issued equity-linked notes due July 18, 2017 with a principal amount of $30.6 million. See Note 4, Fair Value Disclosures, for further information.
During the six months ended May 31, 2016, we issued floating rate puttable notes with an aggregate principal amount of €41.0 million.
The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2017, we were in compliance with debt covenants under the Intraday Credit Facility.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2017	November 30, 2016
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	3.46%	$755,058	$817,813
8.500% Senior Notes	July 15, 2019	4.00%	746,551	778,367
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	560,726	528,250
6.875% Senior Notes	April 15, 2021	4.40%	816,063	823,797
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,116	3,848
5.125% Senior Notes	January 20, 2023	4.55%	617,044	618,355
4.850% Senior Notes (1)	January 15, 2027	4.93%	749,134	—
6.450% Senior Debentures	June 8, 2027	5.46%	376,813	377,806
3.875% Convertible Senior Debentures (2)	November 1, 2029	3.50%	345,587	346,187
6.250% Senior Debentures	January 15, 2036	6.03%	512,220	512,396
6.500% Senior Notes	January 20, 2043	6.09%	421,164	421,333
Structured notes (3)	Various	Various	399,556	255,203
Total long-term debt			$6,304,032	$5,483,355

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes $4.9 million associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the three and six months ended May 31, 2017 and May 31, 2016.

(3)
The carrying value includes $392.8 million and $248.9 million carried at fair value at May 31, 2017 and November 30, 2016, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

During the six months ended May 31, 2017, we issued senior notes with a total principal amount of $678.5 million, net of retirements, and structured notes with a total principal amount of approximately $125.6 million. During the six months ended May 31, 2016 we issued structured notes with a total principal amount of approximately $107.4 million.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At June 15, 2017, each $1,000 debenture is currently convertible into 22.8717 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $43.72 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within Jefferies Group LLC member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in our Consolidated Statements of Financial Condition. At May 31, 2017 and November 30, 2016, the fair value of the conversion option was not material.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Components of compensation cost:
Restricted cash awards	$61.6	$59.1	$123.3	$134.1
Restricted stock and RSUs (1)	5.7	6.3	11.5	11.4
Profit sharing plan	1.1	1.2	4.0	4.3
Total compensation cost	$68.4	$66.6	$138.8	$149.8

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remaining unamortized amounts related to certain compensation plans at May 31, 2017 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$45.6	3
Restricted cash awards	572.3	3
Total	$617.9
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
Deferred Compensation Plan. There is also a Deferred Compensation Plan (“Deferred Compensation Plan”), which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Leucadia common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

Note 14. Income Taxes
At May 31, 2017 and November 30, 2016, we had approximately $115.9 million and $109.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $77.4 million and $73.1 million (net of benefits of taxes) at May 31, 2017 and November 30, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At May 31, 2017 and November 30, 2016, we had interest accrued of approximately $43.6 million and $39.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the six months ended May 31, 2017 and the year ended November 30, 2016.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2007
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014
Hong Kong	2011

Note 15. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout
Equity commitments (1)	$—	$9.4	$11.1	$—	$140.1	$160.6
Loan commitments (1)	45.0	261.9	15.6	54.9	—	377.4
Mortgage-related and other purchase commitments	—	—	191.2	—	—	191.2
Forward starting reverse repos (2)	4,768.1	—	—	—	—	4,768.1
Forward starting repos (2)	2,464.5	—	—	—	—	2,464.5
Other unfunded commitments (1)	90.0	133.9	142.3	37.7	12.3	416.2
Total commitments	$7,367.6	$405.2	$360.2	$92.6	$152.4	$8,378.0

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At May 31, 2017, all of the forward starting securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) settled within three business days.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At May 31, 2017, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $22.9 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at May 31, 2017, we had other outstanding equity commitments to invest up to $1.5 million in various other investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2017, we had $127.4 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2017 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in our Consolidated Statements of Financial Condition was $36.4 million at May 31, 2017.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$20,314.7	$2,621.4	$35.2	$—	$447.6	$23,418.9
Written derivative contracts—credit related	—	54.0	12.5	1,007.7	—	1,074.2
Total derivative contracts	$20,314.7	$2,675.4	$47.7	$1,007.7	$447.6	$24,493.1
At May 31, 2017 the external credit ratings of the underlyings or referenced assets for our credit related derivatives contracts (in millions):

	External Credit Rating
	AAA/Aaa	AA/Aa	A	BBB/Baa	Below Investment Grade	Notional/ Maximum Payout
Credit related derivative contracts:
Index credit default swaps	$—	$—	$757.0	$—	$107.3	$864.3
Single name credit default swaps	—	—	15.3	44.3	150.3	209.9

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2017, the fair value of derivative contracts meeting the definition of a guarantee is approximately $149.4 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $0.2 million at May 31, 2017.
Standby Letters of Credit. At May 31, 2017, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $58.1 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

Note 16. Net Capital Requirements
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
At May 31, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,388,388	$1,302,034
Jefferies Execution	6,837	6,587
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 17. Segment Reporting
We operate in two reportable business segments – Capital Markets and Asset Management. The Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange trading activities and investment banking, which is composed of underwriting and financial advisory activities. The Capital Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management reportable business segment provides investment management services to investors in the U.S. and overseas.
Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before income taxes.

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

Our net revenues, expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Capital Markets:
Net revenues	$778.6	$696.5	$1,561.2	$959.8
Expenses	651.7	602.3	1,308.4	1,135.4
Earnings (loss) before income taxes	$126.9	$94.2	$252.8	$(175.6)
Asset Management:
Net revenues	$0.7	$22.9	$13.6	$58.6
Expenses	11.4	14.5	26.0	30.3
Earnings (loss) before income taxes	$(10.7)	$8.4	$(12.4)	$28.3
Total:
Net revenues	$779.3	$719.4	$1,574.8	$1,018.4
Expenses	663.1	616.8	1,334.4	1,165.7
Earnings (loss) before income taxes	$116.2	$102.6	$240.4	$(147.3)
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2017	November 30, 2016
Total Assets by Reportable Business Segment:
Capital Markets	$39,139.7	$35,931.8
Asset Management	939.3	1,009.5
Total assets	$40,079.0	$36,941.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net Revenues by Geographic Region
Net revenues for the Capital Market reportable business segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For the Asset Management reportable business segment, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Americas (1)	$637,387	$569,293	$1,247,236	$757,002
Europe (2)	123,027	126,791	279,301	223,224
Asia	18,880	23,324	48,270	38,169
Net revenues	$779,294	$719,408	$1,574,807	$1,018,395

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 18. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2017 and November 30, 2016, our equity investments in Private Equity Related Funds were in aggregate $28.0 million and $37.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Other revenues and investment income (loss)	$(8,122)	$(5,064)	$(9,420)	$(7,712)
Service charges	198	207	323	336
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 15, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At May 31, 2017 and November 30, 2016, we have commitments to purchase $797.4 million and $817.0 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At May 31, 2017 and November 30, 2016, we had $47.0 million and $38.4 million, respectively, of loans outstanding to certain of our employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers, directors and employees individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	At November 30, 2016, we had provided a guarantee of a credit agreement for a private equity fund owned by our employees and in April 2017 this guarantee was terminated.

•	One of our directors has investments in a hedge fund managed by us of approximately $5.0 million at both May 31, 2017 and November 30, 2016.
See Note 8, Variable Interest Entities, and Note 15, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Leucadia. The following is a description of related party transactions with Leucadia and its affiliates:

•
Under a service agreement, we charge Leucadia for certain services, which amounted to $6.8 million and $12.9 million for the three and six months ended May 31, 2017, respectively, and $6.9 million and $14.5 million for the three and six months ended May 31, 2016, respectively. At May 31, 2017 and November 30, 2016, we had a receivable from Leucadia of $2.2 million and $2.8 million, respectively, which is included in Other assets in our Consolidated Statements of Financial Condition. At May 31, 2017 and November 30, 2016, we had a payable to Leucadia of $4.5 million and $1.9 million, respectively, related to certain services provided by Leucadia, which is included in Accrued Expenses and other liabilities in our Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At May 31, 2017 and November 30, 2016, a net current tax receivable from Leucadia of $33.4 million and $80.1 million, respectively, is included in Other assets in our Consolidated Statements of Financial Condition.

•
In March 2016, we made a capital contribution of $114.0 million to a hedge fund managed by a subsidiary of Leucadia and in December 2016, we made a capital redemption of $17.0 million from this hedge fund. Net gains on our investment in this hedge fund were $1.4 million and $3.2 million for the three and six months ended May 31, 2017, respectively, and $0.9 million for both the three and six months ended May 31, 2016, which are included in Principal Transactions in our Consolidated Statements of Earnings.

•
In April 2017, we sold securities to Leucadia at a fair value of $21.9 million for cash, in connection with the transfer of certain trading activity to Leucadia. In February 2017, we sold securities to Leucadia at a fair value of $25.6 million for cash. There was no gain or loss on the transaction.

•	We received $1.8 million of investment banking and advisory fees for both the three and six months ended May 31, 2016.

•	We received $29,000 and $0.1 million of asset management fees for the three and six months ended May 31, 2016, respectively.

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Leucadia (i.e., we buy and sell debt securities issued by Leucadia). At May 31, 2017 and November 30, 2016, approximately $2.6 million and $1.0 million, respectively, of debt securities issued by Leucadia are included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 19. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the OTC transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax losses of the Jefferies Bache business was $0.6 million and $1.9 million for the three and six months ended May 31, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following summarizes our recorded restructuring and impairment costs (in thousands):

	Three Months Ended May 31, 2016	Six Months Ended May 31, 2016
Severance costs	$(103)	$279
Accelerated amortization of restricted stock and restricted cash awards	10	41
Contract termination costs	678	1,234
Other expenses	20	300
Total	$605	$1,854
Of the above costs, $30,000 and $341,000 were of a non-cash nature for the three and six months ended May 31, 2016, respectively.
Restructuring and exit costs are wholly attributed to our Capital Markets reportable business segment and were recorded in the following categories in our Consolidated Statement of Earnings (in thousands):

	Three Months Ended May 31, 2016	Six Months Ended May 31, 2016
Compensation and benefits	$(93)	$320
Technology and communications	678	1,234
Other expenses	20	300
Total	$605	$1,854

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
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2017	2016		2017	2016
Net revenues	$779,294	$719,408	8.3%	$1,574,807	$1,018,395	54.6%
Non-interest expenses	663,113	616,811	7.5%	1,334,427	1,165,674	14.5%
Earnings (loss) before income taxes	116,181	102,597	13.2%	240,380	(147,279)	N/M
Income tax expense (benefit)	46,391	48,655	(4.7)%	56,570	(34,452)	N/M
Net earnings (loss)	69,790	53,942	29.4%	183,810	(112,827)	N/M
Net earnings attributable to noncontrolling interests	39	44	(11.4)%	40	88	(54.5)%
Net earnings (loss) attributable to Jefferies Group LLC	69,751	53,898	29.4%	183,770	(112,915)	N/M
Effective tax rate	39.9%	47.4%	(15.8)%	23.5%	23.4%	0.4%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended May 31, 2017
Consolidated Results

•	Net revenues for the three months ended May 31, 2017 were $779.3 million, compared with $719.4 million for the three months ended May 31, 2016, an increase of $59.9 million, or 8.3%.

•
Our results in the three months ended May 31, 2017 were stronger due to improved investment banking results due to increased capital markets activity and a higher net gain of $95.8 million recognized during the three months ended May 31, 2017 from our investment in KCG Holdings, Inc. (“KCG”), compared with a net gain of $55.8 million in the comparable prior year quarter from KCG. On April 20, 2017, KCG entered into an agreement and plan of merger (“KCG Merger Agreement”) with Virtu Financial, Inc. Pursuant to the KCG Merger Agreement, each share of KCG’s issued and outstanding Class A common stock will be converted into the right to receive $20.00 in cash. The merger is expected to close during the third quarter of 2017, subject to custom regulatory and shareholder approvals.

•
The increase was partially offset by lower fixed income and equities net revenues, primarily due to lower levels of volatility and volumes across most core businesses compared with the prior year quarter.

•
We continued to maintain strong leverage ratios, capital base and liquidity during the three months ended May 31, 2017. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The increase in net revenues for the three months ended May 31, 2017, as compared to the three months ended May 31, 2016, reflects higher net revenues in investment banking and equities, partially offset by lower revenues in fixed income.

•	Higher investment banking revenues during the three months ended May 31, 2017, primarily reflects an improved environment for debt and equity new issuances compared with the prior year quarter.

•
The increase in equities net revenues was primarily attributable to a net gain of $95.8 million recognized during the three months ended May 31, 2017 from our investment in KCG compared with a net gain of $55.8 million in the comparable prior year quarter from KCG.

•
The results in equities also included net revenues of $25.3 million from our share of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $16.6 million in the prior year quarter.

•
The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which were prevalent throughout much of the quarter, which in turn negatively impacted our client flow oriented fixed income businesses compared with the prior year quarter.

•
Net revenues in the three months ended May 31, 2017 included investment losses from managed funds of $6.8 million, compared with investment losses from managed funds of $2.6 million in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended May 31, 2017 increased $46.3 million, or 7.5%, to $663.1 million, compared with $616.8 million for the three months ended May 31, 2016, reflecting an increase in both Compensation and benefits expense and Non-compensation expenses.

•
Compensation and benefits expense for the three months ended May 31, 2017 was $450.5 million, an increase of $35.2 million, or 8.5%, from the comparable prior year quarter, as a result of higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.8% for the three months ended May 31, 2017, compared with 57.7% in the prior year quarter.

•
Non-compensation expenses for the three months ended May 31, 2017 were $212.6 million, an increase of $11.1 million, or 5.5% from the comparable prior year quarter. This increase was primarily due to higher Floor brokerage and clearing fees and other expenses.

Six Months Ended May 31, 2017
Consolidated Results

•	Net revenues for the six months ended May 31, 2017 were $1,574.8 million, compared with $1,018.4 million for the six months ended May 31, 2016, an increase of $556.4 million, or 54.6%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
The results in the six months ended May 31, 2017 were stronger due to more normal market and trading conditions across most core businesses compared with an extremely volatile bear market environment during the prior year period, primarily in the first quarter of 2016.

Business Results

•	The increase in net revenues for the six months ended May 31, 2017, as compared to the six months ended May 31, 2016, reflects higher net revenues in investment banking, equities and fixed income.

•
Higher investment banking revenues during the six months ended May 31, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were virtually closed throughout January and February 2016 and remained slow throughout the six months ended May 31, 2016.

•	The increase in fixed income net revenues is primarily due to higher levels of trading activity in the first quarter of 2017 due to improved market conditions compared with the prior year period.

•
The increase in equities net revenues was primarily attributable to a net gain of $99.1 million recognized during the six months ended May 31, 2017 from our investment in two equity securities, including KCG, compared with a net loss of $22.5 million in the comparable prior year period from these two equity securities, as well as net revenues of $46.4 million from our share of our Jefferies Finance joint venture, compared with a net loss of $38.9 million in the prior year period.

•
Net revenues in the six months ended May 31, 2017 included investment losses from managed funds of $5.9 million, compared with investment losses from managed funds of $4.3 million in the prior year quarter.

Expenses

•
Non-interest expenses for the six months ended May 31, 2017 increased $168.7 million, or 14.5%, to $1,334.4 million, compared with $1,165.7 million for the six months ended May 31, 2016, reflecting an increase in both Compensation and benefits expense and Non-compensation expenses.

•
Compensation and benefits expense for the six months ended May 31, 2017 was $910.7 million, an increase of $145.6 million, or 19.0%, from the comparable prior year period, as a result of significantly higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.8% for the six months ended May 31, 2017, compared with 75.1% in the prior year period. The unusually high compensation ratio in the prior year period is due to the significantly lower net revenue results in the prior year period and the relationship of non-discretionary compensation to the net revenue decline.

•
Non-compensation expenses for the six months ended May 31, 2017 were $423.7 million, an increase of $23.1 million, or 5.8% from the comparable prior year period. This increase was primarily due to higher Floor brokerage and clearing fees and Professional services fees.

Headcount

•
At May 31, 2017, we had 3,324 employees globally, an increase of 45 employees from our headcount of 3,279 at May 31, 2016. Our headcount increased, primarily as a result of increases across investment banking and other core businesses due to growth in these businesses.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2017		2016			2017		2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$271,522	34.9%	$223,540	31.1%	21.5%	$428,236	27.1%	$225,285	22.1%	90.1%
Fixed income	158,606	20.4	238,486	33.1	(33.5)%	380,458	24.2	295,268	29.0	28.9%
Total sales and trading	430,128	55.3	462,026	64.2	(6.9)%	808,694	51.3	520,553	51.1	55.4%
Equity	74,902	9.6	60,905	8.5	23.0%	136,468	8.7	104,904	10.3	30.1%
Debt	125,847	16.1	46,124	6.4	172.8%	288,475	18.3	103,397	10.1	179.0%
Capital markets	200,749	25.7	107,029	14.9	87.6%	424,943	27.0	208,301	20.4	104.0%
Advisory	151,114	19.4	146,017	20.3	3.5%	334,941	21.3	275,675	27.1	21.5%
Total investment banking	351,863	45.1	253,046	35.2	39.1%	759,884	48.3	483,976	47.5	57.0%
Asset management fees and investment income (loss) from managed funds:
Asset management fees	4,115	0.5	6,964	1.0	(40.9)%	12,096	0.8	18,169	1.8	(33.4)%
Investment loss from managed funds	(6,812)	(0.9)	(2,628)	(0.4)	159.2%	(5,867)	(0.4)	(4,303)	(0.4)	36.3%
Total	(2,697)	(0.4)	4,336	0.6	N/M	6,229	0.4	13,866	1.4	(55.1)%
Net revenues	$779,294	100.0%	$719,408	100.0%	8.3%	$1,574,807	100.0%	$1,018,395	100.0%	54.6%
N/M — Not Meaningful
The following table sets forth our total sales and trading net revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2017	2016		2017	2016
Commissions and other fees	$152,643	$146,157	4.4%	$298,465	$301,981	(1.2)%
Principal transactions	287,070	318,180	(9.8)%	508,027	214,807	136.5%
Other	22,272	(4,977)	N/M	46,320	(26,728)	N/M
Net interest	(31,857)	2,666	N/M	(44,118)	30,493	N/M
Total sales and trading net revenues	$430,128	$462,026	(6.9)%	$808,694	$520,553	55.4%
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2017

•	Total equities net revenues were $271.5 million for the three months ended May 31, 2017, an increase of $48.0 million compared with $223.5 million for the three months ended May 31, 2016.

•	Results during the three months ended May 31, 2017 include a net gain of $95.8 million from our investment in KCG, compared with a net gain of $55.8 million in the prior year quarter from KCG.

•
Equities commission revenues increased in our Europe and Asia Pacific cash equities and electronic trading businesses due to increased trading volumes, partially offset by decreased commission revenues in our U.S. equity derivatives trading business due to lower institutional investor volumes.

•
Equities trading revenues during the three months ended May 31, 2017 declined primarily due to lower trading revenues in our convertibles business as the prior year quarter included gains on convertible security positions.

•
Additionally, certain strategic investments contributed negatively to equities revenues due to volatility and financial exposures compared with gains in the prior year period that were not repeated in the current year quarter.

•
Equities revenues during the three months ended May 31, 2017 also include net revenues of $25.3 million from our share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $16.6 million in the prior year quarter, primarily due to the mark down of certain loans held for sale. Net revenue from our share of Jefferies LoanCore decreased during the three months ended May 31, 2017 as compared to the prior year quarter due to a decline in loan securitizations.

Six Months Ended May 31, 2017

•	Total equities net revenues were $428.2 million for the six months ended May 31, 2017, an increase of $202.9 million compared with $225.3 million for the six months ended May 31, 2016.

•
Results during the six months ended May 31, 2017 include a net gain of $99.1 million from our investment in two equity securities, including KCG, compared with a net loss of $22.5 million in the prior year period from these two equity securities.

•
Equities commission revenues declined in our U.S. cash equities and equity derivative businesses due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in our Europe and Asia Pacific cash equities businesses due to increased trading volumes.

•
Equities trading revenues during the six months ended May 31, 2017 declined due to reduced market making revenues. Equity derivatives trading revenues declined due to lower equity volatility. The decrease was partially offset in our U.S. cash equities business by lower block trading losses compared with the prior year period.

•
Equities revenues during the six months ended May 31, 2017 also include net revenues of $46.4 million from our share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $38.9 million in the prior year period, primarily due to the mark down of certain loans held for sale. Net revenue from our share of Jefferies LoanCore declined slightly during the six months ended May 31, 2017 as compared to the prior year period due to a decrease in loan closings and syndications.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2017

•
Fixed income net revenues totaled $158.6 million for the three months ended May 31, 2017, a decrease of $79.9 million compared with net revenues of $238.5 million in the three months ended May 31, 2016.

•
We recorded lower revenues in the three months ended May 31, 2017 in most of our businesses compared with the prior year quarter due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in our U.S. and international asset-backed and mortgages businesses. The trading environment during the prior year quarter was characterized by improved financial market and secondary market trading conditions. The following highlights the main components of the decrease in the results:

◦
Lower revenues in our U.S. and international rates business resulted from lower transaction volumes given decreased interest rate volatility, while the prior year quarter was characterized by monetary easing by the European Central Bank and new issuances by most European governments, rising oil prices and moderate economic growth in the U.S., which led to increased trading opportunities in our international and U.S. rates businesses.

◦	Revenues from our corporates businesses decreased as compared to the prior year quarter due to decreased trading activity, as a result of lower new issuance activity and demand.

◦	Revenues in our leveraged credit business in the three months ended May 31, 2017 declined due to reduced volatility and decreased trading volumes within high yield and distressed products.

◦	Results in our emerging markets business were lower due to decreased trading volumes and lower levels of volatility in the emerging markets as compared with the prior year quarter.

◦
The higher revenues in our U.S. and international mortgages businesses were due to improved trading volumes, while the prior year quarter experienced a market slowdown and reduced risk exposures in these businesses.

Six Months Ended May 31, 2017

•	Fixed income net revenues totaled $380.5 million for the six months ended May 31, 2017, an increase of $85.2 million compared with net revenues of $295.3 million in the six months ended May 31, 2016.

•
We recorded higher revenues in the six months ended May 31, 2017 compared with the prior year period, primarily due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year period was characterized by significant market dislocation and lower trading volumes. The following highlights the main components of the increase in the results:

◦
Revenues in our leveraged credit business in the six months ended May 31, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year period.

◦
Higher revenues in our European credit business were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in this business in the prior year period.

◦	Our municipal securities business performed well during the period, driven by improved increased client activity.

◦	The higher revenues in our U.S. and international mortgages businesses were due to improved trading volumes, compared with a market slowdown in the prior year period.

◦
Lower revenues in our U.S. rates business resulted from lower transaction volumes given decreased interest rate volatility, which presented reduced trading opportunities compared with the prior year period.

Investment Banking Revenues
We provide capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Investment banking revenues include the following businesses:

•	Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.

•	Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2017	2016		2017	2016
Equity	$74,902	$60,905	23.0%	$136,468	$104,904	30.1%
Debt	125,847	46,124	172.8%	288,475	103,397	179.0%
Capital markets	200,749	107,029	87.6%	424,943	208,301	104.0%
Advisory	151,114	146,017	3.5%	334,941	275,675	21.5%
Total	$351,863	$253,046	39.1%	$759,884	$483,976	57.0%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Public and private debt financings	238	194	436	358	$66.9	$44.2	$118.9	$79.3
Public and private equity and convertible offerings (1)	51	30	91	51	13.9	6.5	34.4	11.2
Advisory transactions (2)	35	41	77	70	36.9	17.9	77.1	58.4

(1)
We acted as sole or joint bookrunner on 48 and 85 offerings during the three and six months ended May 31, 2017, respectively, and 28 and 49 offerings during the three and six months ended May 31, 2016, respectively.

(2)
The number of advisory deals completed includes two and six restructuring and recapitalization transactions during the three and six months ended May 31, 2017, respectively, and two and four restructuring and recapitalization transactions during the three and six months ended May 31, 2016, respectively.

Three Months Ended May 31, 2017

•
Total investment banking revenues were $351.9 million for the three months ended May 31, 2017, 39.1% higher than the three months ended May 31, 2016. This increase primarily reflects an improved environment for debt and equity new issuance.

•
Capital markets revenues in the three months ended May 31, 2017 increased 87.6% from the prior year quarter. Advisory revenues for the three months ended May 31, 2017 increased 3.5% compared to the prior year quarter.

•
From equity and debt capital raising activities, we generated $74.9 million and $125.8 million in revenues, respectively, for the three months ended May 31, 2017, compared with $60.9 million and $46.1 million in revenues, respectively, in the prior year quarter.

Six Months Ended May 31, 2017

•
Total investment banking revenues were $759.9 million for the six months ended May 31, 2017, 57.0% higher than the six months ended May 31, 2016. This increase was due to significantly increased debt capital markets revenues, equity capital markets revenues and advisory revenues as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the three months ended May 31, 2016.

•
Capital markets revenues in the six months ended May 31, 2017 increased 104.0% from the prior year period. Advisory revenues for the six months ended May 31, 2017 increased 21.5% compared to the prior year period.

•
From equity and debt capital raising activities, we generated $136.5 million and $288.5 million in revenues, respectively, for the six months ended May 31, 2017, compared with $104.9 million and $103.4 million in revenues, respectively, in the prior year period.

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2017	2016		2017	2016
Asset management fees:
Fixed income (1)	$—	$419	(100.0)%	$1,175	$767	53.2%
Equities	1,282	206	522.3%	2,461	741	232.1%
Multi-asset	2,833	6,339	(55.3)%	8,460	16,661	(49.2)%
Total asset management fees	4,115	6,964	(40.9)%	12,096	18,169	(33.4)%
Investment income (loss) from managed funds (2)	(6,812)	(2,628)	159.2%	(5,867)	(4,303)	36.3%
Total	$(2,697)	$4,336	N/M	$6,229	$13,866	(55.1)%
N/M — Not Meaningful

(1)
Fixed income asset management fees represented ongoing consideration we received from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) in January 2010. As sale consideration, we were entitled to a portion of the asset management fees earned under the contracts for their remaining lives. These CLOs were liquidated as of May 31, 2017.

(2)	Investment income (loss) from managed funds primarily is comprised of net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	May 31, 2017	November 30, 2016
Assets under management (1):
Equities	$184	$170
Multi-asset	1,125	884
Total	$1,309	$1,054

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2017	2016		2017	2016
Compensation and benefits	$450,522	$415,316	8.5%	$910,694	$765,059	19.0%
Non-compensation expenses:
Floor brokerage and clearing fees	47,494	43,591	9.0%	93,352	84,070	11.0%
Technology and communications	67,478	66,499	1.5%	132,985	131,488	1.1%
Occupancy and equipment rental	23,594	24,926	(5.3)%	49,409	49,511	(0.2)%
Business development	26,466	22,587	17.2%	49,098	47,441	3.5%
Professional services	26,413	29,526	(10.5)%	58,537	53,038	10.4%
Other	21,146	14,366	47.2%	40,352	35,067	15.1%
Total non-compensation expenses	212,591	201,495	5.5%	423,733	400,615	5.8%
Total non-interest expenses	$663,113	$616,811	7.5%	$1,334,427	$1,165,674	14.5%
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

•
Included in Compensation and benefits expense are share-based amortization expense for senior executive awards granted in September 2012, February 2016 and January 2017, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions.

•
Compensation and benefits expense was $450.5 million and $910.7 million for the three and six months ended May 31, 2017, respectively, compared with $415.3 million and $765.1 million for the three and six months ended May 31, 2016, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 57.8% for both the three and six months ended May 31, 2017 compared with 57.7% and 75.1% for the three and six months ended May 31, 2016, respectively. The unusually high compensation ratio in the prior year six month period is due to the significantly lower revenue results in the prior year period and the relationship of non-discretionary compensation to the net revenue decline.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $67.3 million and $134.8 million for the three and six months ended May 31, 2017, respectively, compared with $65.4 million and $145.5 million for the three and six months ended May 31, 2016, respectively.

•
Employee headcount was 3,324 at May 31, 2017 and 3,279 at May 31, 2016. Since May 31, 2016, our headcount increased, primarily as a result of increases across investment banking and other core businesses due to growth in these businesses.

Non-Compensation Expenses
Three Months Ended May 31, 2017

•	Non-compensation expenses were $212.6 million for the three months ended May 31, 2017, an increase of $11.1 million, or 5.5%, compared with $201.5 million in the three months ended May 31, 2016.

•	Non-compensation expenses as a percentage of Net revenues was 27.3% and 28.0% for the three months ended May 31, 2017 and May 31, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to increased commissions in certain Europe and Asia equities businesses and an increase in other expenses.

Six Months Ended May 31, 2017

•	Non-compensation expenses were $423.7 million for the six months ended May 31, 2017, an increase of $23.1 million, or 5.8%, compared with $400.6 million in the six months ended May 31, 2016.

•	Non-compensation expenses as a percentage of Net revenues was 26.9% and 39.3% for the six months ended May 31, 2017 and May 31, 2016, respectively.

•
The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses, primarily in the first quarter of 2017 and higher professional services expenses due to higher legal and consulting fees, as part of implementing various regulatory requirements, primarily in the first quarter of 2017.

Income Taxes

•
For the three and six months ended May 31, 2017, the income tax expense was $46.4 million and $56.6 million, respectively, equating to an effective tax rate of 39.9% and 23.5%, respectively. For the three and six months ended May 31, 2016, the income tax expense (benefit) was $48.7 million and $(34.5) million, respectively, equating to an effective tax rate of 47.4% and 23.4%, respectively.

•
The change in the effective tax rate during the three months ended May 31, 2017, as compared with the prior year quarter is primarily due to a change in the amount and geographical mix of earnings, as well as a net charge of $6.7 million resulting from the revaluation of our deferred tax asset to take into account recently enacted New York State and City tax legislation. The legislation will reduce the income apportioned to these jurisdictions in the future thereby reducing our effective tax rate.

Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to our consolidated financial statements.
We believe our application of U.S. GAAP and the associated estimates are reasonable. Our accounting estimates are reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
We believe our critical accounting policies (policies that are both material to the financial condition and results of operations and require our most subjective or complex judgments) are our valuation of certain financial instruments, assessment of goodwill and our use of estimates related to compensation and benefits during the year.
For further discussion of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
For information on the composition of our financial instruments owned and financial instruments sold, not yet purchased recorded at fair value, see Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
Level 3 Assets and Liabilities – For information on the composition and activity of our Level 3 assets and Level 3 liabilities, see Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Goodwill
At May 31, 2017, goodwill recorded on our Consolidated Statement of Financial Condition is $1,643.3 million (4.1% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2016.
We use allocated tangible equity plus allocated goodwill and intangible assets for the carrying amount of each reporting unit. The amount of tangible equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. For further information on our Cash Capital Policy, refer to the Liquidity, Financial Condition and Capital Resources section herein. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The carrying values of goodwill by reporting unit at May 31, 2017 are as follows: $564.1 million in Investment Banking, $160.2 million in Equities and Wealth Management, $916.0 million in Fixed Income and $3.0 million in Strategic Investments.
The results of our assessment on August 1, 2016 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. While no goodwill impairment was identified, the valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty regarding trading volumes and equity capital market transaction levels. Changes in the level of trading volumes and equity capital markets activity assumed in our forecasts could cause a decline in the estimated fair value of our Equities reporting unit and a resulting impairment of a portion of our goodwill.
Refer to Note 10, Goodwill and Other Intangible Assets in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.
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
Our Balance Sheet
A business unit level balance sheet and cash capital analysis is prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the firm’s platform, enable our businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	May 31, 2017	November 30, 2016	% Change
Total assets	$40,079.0	$36,941.3	8.5%
Cash and cash equivalents	4,356.8	3,529.1	23.5%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	919.0	857.3	7.2%
Financial instruments owned	13,881.3	13,809.5	0.5%
Financial instruments sold, not yet purchased	9,004.5	8,359.2	7.7%
Total Level 3 assets	310.4	413.3	(24.9)%

Securities borrowed	$7,900.4	$7,743.6	2.0%
Securities purchased under agreements to resell	4,345.5	3,862.5	12.5%
Total securities borrowed and securities purchased under agreements to resell	$12,245.9	$11,606.1	5.5%

Securities loaned	$3,446.9	$2,819.1	22.3%
Securities sold under agreements to repurchase	8,621.4	6,791.7	26.9%
Total securities loaned and securities sold under agreements to repurchase	$12,068.3	$9,610.8	25.6%
Total assets at May 31, 2017 and November 30, 2016 were $40.1 billion and $36.9 billion, respectively, an increase of 8.5%. During the three and six months ended May 31, 2017, average total assets were approximately 13.9% and 12.4% higher, respectively, than total assets at May 31, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at May 31, 2017 was $13.9 billion, an increase of 0.5% from inventory of $13.8 billion at November 30, 2016, primarily due to increases in mortgage- and asset-backed securities, corporate debt and equity securities and loans, partially offset by decreases in government and federal agency, derivative contracts inventory, municipal securities and sovereign obligations. Financial instruments sold, not yet purchased inventory was $9.0 billion and $8.4 billion at May 31, 2017 and November 30, 2016, respectively, with the increase primarily driven by loans and government and federal agency securities, sovereign obligations and corporate debt securities, partially offset by decreases in derivative contracts and corporate equity securities inventory during the six months ended May 31, 2017. Our overall net inventory position was $4.9 billion and $5.5 billion at May 31, 2017 and November 30, 2016, respectively. Our total Financial instruments owned declined from November 30, 2016 to May 31, 2017, and our Level 3 financial instruments owned as a percentage of total financial instruments owned also declined to 2.2% at May 31, 2017 from 3.0% at November 30, 2016.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 5.5% from November 30, 2016 to May 31, 2017, due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 25.6% from November 30, 2016 to May 31, 2017 due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2017 were 28.0% and 27.1% higher, respectively, than the May 31, 2017 balances. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2017 were 18.5% and 14.5% higher, respectively, than the May 31, 2017 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2017	Year Ended November 30, 2016
Securities Purchased Under Agreements to Resell:
Period end	$4,345	$3,862
Month end average	6,441	5,265
Maximum month end	7,814	7,001
Securities Sold Under Agreements to Repurchase:
Period end	$8,621	$6,792
Month end average	10,797	11,410
Maximum month end	12,822	16,620
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, adjusted assets, total equity, total Jefferies Group LLC member’s equity, tangible total equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		May 31, 2017	November 30, 2016
Total assets		$40,079,007	$36,941,276
Deduct:	Securities borrowed	(7,900,395)	(7,743,562)
	Securities purchased under agreements to resell	(4,345,461)	(3,862,488)

Add:	Financial instruments sold, not yet purchased	9,004,535	8,359,202
	Less derivative liabilities	(440,404)	(637,535)
Subtotal		8,564,131	7,721,667
Deduct:	Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(919,011)	(857,337)
	Goodwill and intangible assets	(1,844,248)	(1,847,124)
Adjusted assets (1)		$33,634,023	$30,352,432
Total equity		$5,565,381	$5,370,597
Deduct:	Goodwill and intangible assets	(1,844,248)	(1,847,124)
Tangible total equity		$3,721,133	$3,523,473
Total Jefferies Group LLC member’s equity		$5,564,690	$5,369,946
Deduct:	Goodwill and intangible assets	(1,844,248)	(1,847,124)
Tangible Jefferies Group LLC member’s equity		$3,720,442	$3,522,822
Leverage ratio (2)		7.2	6.9
Tangible gross leverage ratio (3)		10.3	10.0
Adjusted leverage ratio (1) (4)		9.0	8.6

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

(3)
Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible Jefferies Group LLC member’s equity. The tangible gross leverage ratio is used by Rating Agencies in assessing our leverage ratio.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $10.8 billion at May 31, 2017 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2017, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2017	Average Balance Quarter ended May 31, 2017 (1)	November 30, 2016
Cash and cash equivalents:
Cash in banks	$1,123,890	$1,016,169	$905,003
Certificates of deposit	25,000	28,257	25,000
Money market investments	3,207,903	2,280,325	2,599,066
Total cash and cash equivalents	4,356,793	3,324,751	3,529,069
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,149,058	1,220,733	1,455,398
Other (3)	310,960	506,610	318,646
Total other sources	1,460,018	1,727,343	1,774,044
Total cash and cash equivalents and other liquidity sources	$5,816,811	$5,052,094	$5,303,113
Total cash and cash equivalents and other liquidity sources as % of Total assets	14.5%		14.4%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	15.2%		15.1%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2017, we had the ability to readily obtain repurchase financing for 74.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2017 and November 30, 2016 (in thousands):

	May 31, 2017		November 30, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,064,270	$229,090	$1,815,819	$280,733
Corporate debt securities	2,013,811	31,179	1,818,150	—
U.S. government, agency and municipal securities	2,093,676	349,550	3,157,737	600,456
Other sovereign obligations	2,077,725	847,031	2,258,035	854,942
Agency mortgage-backed securities (1)	1,861,205	—	1,090,391	—
Loans and other receivables	264,177	—	274,842	—
Total	$10,374,864	$1,456,850	$10,414,974	$1,736,131

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
Average liquid financial instruments were $11.7 billion and $11.8 billion for the three and six months ended May 31, 2017, respectively, and $10.7 billion and $11.8 billion for the three and twelve months ended November 30, 2016, respectively. Average unencumbered liquid financial instruments were $1.9 billion for both the three and six months ended May 31, 2017 and $1.8 billion and $1.6 billion for the three and twelve months ended November 30, 2016, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 75.0% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. Weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at May 31, 2017.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $439.1 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $537.3 million and $493.2 million, respectively, for the three and six months ended May 31, 2017.
Our short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC (“Jefferies”). Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2017, we were in compliance with all debt covenants under the Intraday Credit Facility.

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

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statement of Financial Condition. At May 31, 2017, the outstanding notes were $365.3 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$267.9 million	May 15, 2018
2017-1 (1)	February 7, 2017	$97.4 million	February 6, 2018

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	This note is redeemable at the option of the noteholders.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Long-Term Capital
At May 31, 2017 and November 30, 2016, we had total long-term capital of $10.8 billion and $10.5 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.93:1 and 0.96:1, respectively. Our total long-term capital base at May 31, 2017 and November 30, 2016 was as follows (in thousands):

	May 31, 2017	November 30, 2016
Long-Term Debt (1)	$5,196,639	$5,130,822
Total Equity	5,565,381	5,370,597
Total Long-Term Capital	$10,762,020	$10,501,419

(1)
Long-term capital at May 31, 2017 excludes $6.7 million of our structured notes, as these notes were redeemable beginning on May 4, 2017, and $345.6 million of our 3.875% Convertible Senior Debentures, as these debentures are redeemable beginning on November 1, 2017 and $755.1 million of our 5.125% senior notes, as these notes mature on April 13, 2018. Long-term capital at November 30, 2016 excludes $6.3 million of our structured notes, as these notes were redeemable on May 4, 2017, and $346.2 million of our 3.875% Convertible Senior Debentures, as these debentures are redeemable beginning on November 1, 2017. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on these notes.

Long-Term Debt
During the six months ended May 31, 2017, long-term debt increased $820.7 million, net of retirements. This amount includes the issuance of senior notes with a total principal amount of $750.0 million on January 20, 2017 and structured notes with a total principal amount of approximately $125.6 million. Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at May 31, 2017 was $392.8 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At May 31, 2017, our long-term debt has a weighted average maturity of approximately seven years.
Our long-term debt ratings at May 31, 2017 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (1)	BBB-	Stable

(1)	On February 27, 2017, Fitch reaffirmed our long-term debt rating of BBB- and our rating outlook of stable.
At May 31, 2017, the long-term ratings on our principal operating broker-dealers, Jefferies and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2017, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $56.3 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2016, the increase to total Jefferies Group LLC member’s equity at May 31, 2017 is primarily attributed to net earnings during the six months ended May 31, 2017 and foreign currency translation adjustments.
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
At May 31, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,388,388	$1,302,034
Jefferies Execution	6,837	6,587
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
Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair value of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 and Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2017, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 14, Income Taxes, in our consolidated financial statements for further information included in this Quarterly Report on Form 10-Q for further information.
For information on our commitments and guarantees, see Note 15, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The table below provides information about our contractual obligations at May 31, 2017. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$345.6	$761.8	$1,318.7	$845.3	$3,032.6	$6,304.0
Interest payment obligations on long-term debt (2)	169.4	303.0	488.8	347.7	1,282.4	2,591.3
Total	$515.0	$1,064.8	$1,807.5	$1,193.0	$4,315.0	$8,895.3

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at May 31, 2017.

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
Governance and Risk Management Structure
For a discussion of our governance and risk management structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2016.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

When comparing our VaR numbers to those of other firms, it is important to remember that different methodologies and assumptions could produce significantly different results.
Our average daily VaR decreased to $9.21 million for the three months ended May 31, 2017 from $10.30 million for the three months ended February 28, 2017. The decrease was primarily driven by the KCG Merger Agreement, which reduced volatility in the price of KCG shares, and lower interest rate volatility, partially offset by a decrease in the diversification benefit. Excluding our investment in KCG, our average VaR increased to $8.81 million for the three months ended May 31, 2017 from $8.26 million in the three months ended February 28, 2017.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at May 31, 2017				VaR at February 28, 2017
		Daily VaR for the Three Months Ended May 31, 2017				Daily VaR for the Three Months Ended February 28, 2017
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$4.61	$5.39	$6.65	$3.89	$5.63	$7.69	$9.59	$5.44
Equity Prices	4.69	6.39	17.20	3.23	6.22	7.27	9.42	5.32
Currency Rates	0.16	0.24	0.65	0.08	0.09	0.20	0.60	0.07
Commodity Prices	0.65	1.01	1.70	0.56	0.85	0.89	2.20	0.39
Diversification Effect (2)	(2.09)	(3.82)	N/A	N/A	(4.10)	(5.75)	N/A	N/A
Firmwide	$8.02	$9.21	$17.55	$5.87	$8.69	$10.30	$13.03	$8.27

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters:
The significant increase in the daily VaR in March 2017 was due to an equity block position, which was subsequently sold within a few days.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2017 (in thousands):

10% Sensitivity
Private investments	$16,452
Corporate debt securities in default	4,939
Trade claims	686
VaR also excludes the impact of changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $388,000 at May 31, 2017.
Daily Net Trading Revenue
There were four days with trading losses out of a total of 64 trading days in the three months ended May 31, 2017, excluding our trading activity associated with the daily marking to market of our investment in KCG. Including our investment in KCG, there were only three days with trading losses. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2017 (in millions).

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

•
Loans and lending arise in connection with our capital markets activities and represents the current exposure, amount at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that were outstanding. In addition, credit exposures on forward settling traded loans are included in our loans and lending exposures for consistency with the balance sheet categorization of these items.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Securities and margin finance includes credit exposure arising on securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements) to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
Derivatives represent OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. Derivatives are accounted for at fair value net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included in our derivative credit exposures.

•	Cash and cash equivalents include both interest-bearing and non-interest bearing deposits at banks.
Current counterparty credit exposures at May 31, 2017 and November 30, 2016 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2017, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased 1% to 83% from 82% at November 30, 2016, with a majority concentrated in North America.
When comparing our credit exposure at May 31, 2017 with credit exposure at November 30, 2016, excluding cash and cash equivalents, current exposure increased 4% to approximately $1,294 million from $1,247 million. Counterparty credit exposure increased over the period by 20% from securities and margin finance, primarily driven by investment grade European banks and broker-dealers. Counterparty credit exposure from OTC derivatives decreased by 29% and loans and lending decreased by 13%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016
AAA Range	$—	$—	$2.2	$—	$—	$—	$2.2	$—	$3,212.8	$2,601.4	$3,215.0	$2,601.4
AA Range	44.1	44.0	88.3	87.3	4.0	2.1	136.4	133.4	52.8	37.0	189.2	170.4
A Range	1.4	4.2	596.1	539.2	120.2	214.7	717.7	758.1	920.2	814.1	1,637.9	1,572.2
BBB Range	0.7	4.9	211.2	117.3	6.5	9.4	218.4	131.6	53.5	51.2	271.9	182.8
BB or Lower	102.6	100.1	4.0	6.2	46.4	23.8	153.0	130.1	50.2	25.1	203.2	155.2
Unrated	65.9	93.5	—	—	—	—	65.9	93.5	67.3	0.3	133.2	93.8
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.1	$5,650.4	$4,775.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016
Asia/Latin America/Other	$3.9	$4.9	$46.2	$16.3	$1.8	$32.7	$51.9	$53.9	$330.1	$165.8	$382.0	$219.7
Europe	0.9	—	331.5	234.4	18.8	20.9	351.2	255.3	351.5	248.0	702.7	503.3
North America	209.9	241.8	524.1	499.3	156.5	196.4	890.5	937.5	3,675.2	3,115.3	4,565.7	4,052.8
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.1	$5,650.4	$4,775.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016	May 31, 2017	November 30, 2016
Asset Managers	$0.5	$—	$23.3	$39.7	$0.1	$10.9	$23.9	$50.6	$3,207.9	$2,599.1	$3,231.8	$2,649.7
Banks, Broker-dealers	1.4	0.2	588.2	435.9	134.1	170.4	723.7	606.5	1,148.9	930.0	1,872.6	1,536.5
Commodities	—	—	—	—	0.9	3.3	0.9	3.3	—	—	0.9	3.3
Corporates	183.6	204.4	—	—	28.7	18.4	212.3	222.8	—	—	212.3	222.8
Other	29.2	42.1	290.3	274.4	13.3	47.0	332.8	363.5	—	—	332.8	363.5
Total	$214.7	$246.7	$901.8	$750.0	$177.1	$250.0	$1,293.6	$1,246.7	$4,356.8	$3,529.1	$5,650.4	$4,775.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at May 31, 2017 and November 30, 2016 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$390.6	$(143.6)	$(134.5)	$0.8	$103.1	$9.9	$5.5	$226.3	$231.8
Germany	157.6	(237.1)	91.1	—	92.5	0.1	124.6	104.2	228.8
Japan	60.1	(41.1)	(0.2)	—	22.7	—	140.0	41.5	181.5
Netherlands	982.8	(917.1)	46.6	—	63.3	1.2	—	176.8	176.8
Hong Kong	28.2	(29.0)	10.7	—	0.5	—	101.8	10.4	112.2
Australia	63.1	(27.2)	11.7	3.9	17.8	0.9	2.1	70.2	72.3
Sweden	20.3	(24.2)	65.3	—	0.5	1.0	8.4	62.9	71.3
Puerto Rico	59.0	—	—	—	—	—	—	59.0	59.0
Switzerland	60.4	(32.4)	(3.8)	—	27.4	1.6	4.0	53.2	57.2
Spain	173.4	(237.2)	(2.4)	—	5.0	0.2	116.9	(61.0)	55.9
Total	$1,995.5	$(1,688.9)	$84.5	$4.7	$332.8	$14.9	$503.3	$743.5	$1,246.8

	November 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
Our issuer and counterparty risk exposure to Puerto Rico of $59.0 million at May 31, 2017 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At May 31, 2017, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2017 and November 30, 2016; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2017 and 2016; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the three and six months ended May 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 6, 2017	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)