Form 10-Q
period 2017-08-31
Jefferies Group LLC
filed 2017-10-10
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2017	November 30, 2016
ASSETS
Cash and cash equivalents ($6,242 and $16,805 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	$4,806,724	$3,529,069
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	903,744	857,337
Financial instruments owned, at fair value, (including securities pledged of $10,257,188 and $9,706,881 at August 31, 2017 and November 30, 2016, respectively; and $44,862 and $87,153 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	14,036,679	13,809,512
Investments in managed funds	169,926	186,508
Loans to and investments in related parties	897,604	653,872
Securities borrowed	7,758,532	7,743,562
Securities purchased under agreements to resell	3,371,435	3,862,488
Receivables:
Brokers, dealers and clearing organizations	2,565,581	2,009,163
Customers	1,291,537	843,114
Fees, interest and other ($245 and $1,547 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	344,190	310,894
Premises and equipment	290,871	265,553
Goodwill	1,643,398	1,640,653
Other assets ($3 and $0 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,278,200	1,229,551
Total assets	$39,358,421	$36,941,276
LIABILITIES AND EQUITY
Short-term borrowings (includes $4,281 and $0 at fair value at August 31, 2017 and November 30, 2016, respectively)	$417,122	$525,842
Financial instruments sold, not yet purchased, at fair value	8,460,500	8,359,202
Collateralized financings:
Securities loaned	2,763,253	2,819,132
Securities sold under agreements to repurchase	8,473,419	6,791,676
Other secured financings (includes $0 and $41,768 at fair value at August 31, 2017 and November 30, 2016, respectively; and $541,500 and $755,544 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	552,540	755,576
Payables:
Brokers, dealers and clearing organizations	2,647,970	3,290,404
Customers	2,459,686	2,297,292
Accrued expenses and other liabilities ($800 and $735 at August 31, 2017 and November 30, 2016, respectively, related to consolidated VIEs)	1,479,287	1,248,200
Long-term debt (includes $553,870 and $248,856 at fair value at August 31, 2017 and November 30, 2016, respectively)	6,449,685	5,483,355
Total liabilities	33,703,462	31,570,679
EQUITY
Member’s paid-in capital	5,805,688	5,538,103
Accumulated other comprehensive loss:
Currency translation adjustments	(125,383)	(152,305)
Changes in instrument specific credit risk	(15,364)	(6,494)
Cash flow hedges	(1,585)	—
Additional minimum pension liability	(9,098)	(9,358)
Total accumulated other comprehensive loss	(151,430)	(168,157)
Total Jefferies Group LLC member’s equity	5,654,258	5,369,946
Noncontrolling interests	701	651
Total equity	5,654,959	5,370,597
Total liabilities and equity	$39,358,421	$36,941,276
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues:
Commissions and other fees	$139,082	$152,044	$437,547	$454,025
Principal transactions	185,215	167,483	693,242	382,290
Investment banking	475,702	294,930	1,235,586	778,906
Asset management fees and investment income from managed funds	5,465	15,877	11,694	29,743
Interest	230,496	213,716	660,323	655,836
Other	12,371	19,791	58,691	(6,937)
Total revenues	1,048,331	863,841	3,097,083	2,293,863
Interest expense	247,639	209,391	721,584	621,018
Net revenues	800,692	654,450	2,375,499	1,672,845
Non-interest expenses:
Compensation and benefits	462,933	376,438	1,373,627	1,141,497
Non-compensation expenses:
Floor brokerage and clearing fees	44,869	40,189	138,221	124,259
Technology and communications	72,440	64,512	205,425	196,000
Occupancy and equipment rental	27,736	24,987	77,145	74,498
Business development	23,125	20,259	72,223	67,700
Professional services	25,007	29,761	83,544	82,799
Other	22,318	17,582	62,670	52,649
Total non-compensation expenses	215,495	197,290	639,228	597,905
Total non-interest expenses	678,428	573,728	2,012,855	1,739,402
Earnings (loss) before income taxes	122,264	80,722	362,644	(66,557)
Income tax expense	38,439	39,564	95,009	5,112
Net earnings (loss)	83,825	41,158	267,635	(71,669)
Net earnings (loss) attributable to noncontrolling interests	10	(11)	50	77
Net earnings (loss) attributable to Jefferies Group LLC	$83,815	$41,169	$267,585	$(71,746)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net earnings (loss)	$83,825	$41,158	$267,635	$(71,669)
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	3,830	(55,945)	27,182	(79,804)
Changes in instrument specific credit risk (1)	3,508	(2,466)	(8,870)	(4,771)
Cash flow hedges	(1,585)	—	(1,585)	—
Total other comprehensive income (loss), net of tax (2)	5,753	(58,411)	16,727	(84,575)
Comprehensive income (loss)	89,578	(17,253)	284,362	(156,244)
Net earnings (loss) attributable to noncontrolling interests	10	(11)	50	77
Comprehensive income (loss) attributable to Jefferies Group LLC	$89,568	$(17,242)	$284,312	$(156,321)

(1)
Includes income tax expense of approximately $2.1 million and income tax benefit of approximately $5.3 million for the three and nine months ended August 31, 2017, respectively, and income tax benefit of approximately $1.6 million and $3.1 million for the three and nine months ended August 31, 2016, respectively.

(2)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended August 31, 2017	Year Ended November 30, 2016
Member’s paid-in capital:
Balance, beginning of period	$5,538,103	$5,526,855
Net earnings attributable to Jefferies Group LLC	267,585	15,434
Tax detriment for issuance of share-based awards	—	(4,186)
Balance, end of period	$5,805,688	$5,538,103
Accumulated other comprehensive income (loss) (1) (2):
Balance, beginning of period	$(168,157)	$(44,946)
Currency adjustments	26,922	(115,494)
Changes in instrument specific credit risk, net of tax	(8,870)	(6,494)
Cash flow hedges	(1,585)	—
Pension adjustments, net of tax	260	(1,223)
Balance, end of period	(151,430)	(168,157)
Total Jefferies Group LLC member’s equity	$5,654,258	$5,369,946
Noncontrolling interests:
Balance, beginning of period	$651	$27,468
Net earnings (loss) attributable to noncontrolling interests	50	(28)
Contributions	—	9,390
Distributions	—	(563)
Deconsolidation of asset management company	—	(35,616)
Balance, end of period	$701	$651
Total equity	$5,654,959	$5,370,597

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the nine months ended August 31, 2017 and the year ended November 30, 2016.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$267,635	$(71,669)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,820	(2,888)
(Income) loss on loans to and investments in related parties	(65,323)	15,862
Distributions received on investments in related parties	8,021	11,187
Other adjustments	91,313	13,359
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(45,746)	(277,019)
Receivables:
Brokers, dealers and clearing organizations	(546,424)	(392,632)
Customers	(448,494)	341,930
Fees, interest and other	(31,877)	(35,514)
Securities borrowed	—	(1,510,588)
Financial instruments owned	(176,662)	2,079,134
Investments in managed funds	16,582	(132,941)
Securities purchased under agreements to resell	524,937	(248,931)
Other assets	(50,147)	(236,907)
Payables:
Brokers, dealers and clearing organizations	(652,668)	781,782
Customers	162,387	(31,159)
Securities loaned	(68,310)	(22,326)
Financial instruments sold, not yet purchased	50,267	1,269,261
Securities sold under agreements to repurchase	1,668,725	(1,824,027)
Accrued expenses and other liabilities	209,756	68,024
Net cash provided by (used in) operating activities	915,792	(206,062)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,916,204)	(343,835)
Distributions from loans to and investments in related parties	2,729,276	485,620
Net payments on premises and equipment	(53,595)	(51,001)
Payment on purchase of aircraft	—	(27,500)
Proceeds from sale of aircraft	—	29,450
Deconsolidation of asset management entity	—	(39)
Cash received from contingent consideration	1,342	1,211
Net cash provided by (used in) investing activities	(239,181)	93,906
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2017	2016
Cash flows from financing activities:
Proceeds from short-term borrowings	25,784,561	8,350,534
Payments on short-term borrowings	(25,887,517)	(8,229,669)
Net payments on other secured financings	(203,036)	(156,602)
Proceeds from issuance of long-term debt, net of issuance costs	1,030,027	239,779
Repayment of long-term debt	(121,957)	(373,246)
Net change in bank overdrafts	(5,764)	(56,126)
Net proceeds from noncontrolling interests	—	3,937
Net cash provided by (used in) financing activities	596,314	(221,393)
Effect of exchange rate changes on cash and cash equivalents	4,730	(17,471)
Net increase (decrease) in cash and cash equivalents	1,277,655	(351,020)
Cash and cash equivalents at beginning of period	3,529,069	3,510,163
Cash and cash equivalents at end of period	$4,806,724	$3,159,143

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Interest	$777,969	$675,896
Income taxes, net	3,329	(8,011)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016. During the nine months ended August 31, 2017, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy updates are attributable to the implementation of hedge accounting in connection with an interest rate swap entered into during the nine months ended August 31, 2017 and the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on December 1, 2016.
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
Hedge Accounting
Hedge accounting is applied using interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term debt. The interest rate swaps are included as derivative contracts in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Position. We use regression analysis to perform ongoing prospective and retrospective assessments of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the interest rate swap and the change in the fair value of the long-term debt due to changes in the benchmark interest rate offset within a range of 80% - 125%. The impact of valuation adjustments related to our own credit spreads and counterparty credit spreads are included in the assessment of effectiveness.
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

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Derivatives and Hedging. In July 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is effective in the first quarter of fiscal 2019. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance impacts the presentation of net periodic pension costs in the statement of income. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We plan to adopt this guidance in the first quarter of fiscal 2018. We are currently evaluating the impact of the new guidance on our Consolidated Statements of Earnings.

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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. We plan to adopt this guidance in the first quarter of fiscal 2018. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We plan to adopt this guidance in the first quarter of fiscal 2018. We are currently evaluating the impact of these new ASUs on our Consolidated Statements of Cash Flows.
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
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. We intend to adopt the new guidance on December 1, 2017 with a cumulative-effect adjustment to opening member’s equity. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, we do not expect the guidance to have a material impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. Our implementation efforts include the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts, education and discussions with our control functions, and periodic discussions with our Audit Committee. Our evaluation of the impact of the new guidance on our consolidated financial statements is ongoing. We continue to evaluate the timing of recognition for each revenue stream within scope, which includes investment banking and asset management fees which may be accelerated or deferred depending on the features of the client arrangements, and the timing and presentation of certain related investment banking expenses (whether presented gross or offset against revenues).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $24.2 million and $24.3 million at August 31, 2017 and November 30, 2016, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,616,600	$75,517	$22,174	$—	$1,714,291
Corporate debt securities	—	2,732,943	25,015	—	2,757,958
Collateralized debt obligations and collateralized loan obligations	—	54,433	38,203	—	92,636
U.S. government and federal agency securities	1,834,270	95,175	—	—	1,929,445
Municipal securities	—	680,634	—	—	680,634
Sovereign obligations	1,384,264	668,053	—	—	2,052,317
Residential mortgage-backed securities	—	1,671,170	20,649	—	1,691,819
Commercial mortgage-backed securities	—	508,665	17,636	—	526,301
Other asset-backed securities	—	157,354	68,946	—	226,300
Loans and other receivables	—	2,014,650	62,656	—	2,077,306
Derivatives	67,400	2,647,286	2,671	(2,544,283)	173,074
Investments at fair value	—	—	90,417	—	90,417
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,902,534	$11,305,880	$348,367	$(2,544,283)	$14,012,498

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,310,423	$23,821	$119	$—	$1,334,363
Corporate debt securities	—	1,574,931	522	—	1,575,453
U.S. government and federal agency securities	1,314,800	—	—	—	1,314,800
Municipal securities	—	44	—	—	44
Sovereign obligations	1,600,423	653,106	—	—	2,253,529
Commercial mortgage-backed securities	—	979	35	—	1,014
Loans	—	1,434,380	3,285	—	1,437,665
Derivatives	147,101	3,051,821	7,753	(2,663,043)	543,632
Total financial instruments sold, not yet purchased	$4,372,747	$6,739,082	$11,714	$(2,663,043)	$8,460,500
Short-term borrowings	$—	$4,281	$—	$—	$4,281
Long-term debt	$—	$553,870	$—	$—	$553,870

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Non-Exchange-Traded Equity Securities: Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization (“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by the Company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

•
Equity Warrants: Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Corporate Debt Securities

•
Corporate Bonds: Corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

•
High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of comparable size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financings or recapitalizations, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations and Collateralized Loan Obligations
Collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.
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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities (“Agency Inverse IOs”): The fair value of Agency Inverse IOs is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age. Agency Inverse IOs are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loans are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation for various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

•
Non-Agency CMBS: Non-agency CMBS are measured using pricing data obtained from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 and Level 3 of the fair value hierarchy.

Other Asset-Backed Securities
Other asset-backed securities (“ABS”) include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 and Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services and broker quotes and prices observed from recently executed market transactions.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,931	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	421	—	—
Fund of Funds (4)	183	—	—
Equity Funds (5)	33,568	19,084	—
Multi-asset Funds (6)	125,004	—	—
Total	$194,107	$19,084

	November 30, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,446	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$210,817	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2017 and November 30, 2016, approximately 1% and 2%, respectively, of the fair value of investments in this category are classified as being in liquidation.

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

(5)
At August 31, 2017 and November 30, 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2017 and November 30, 2016, investments representing approximately 15% and 12%, respectively, of the fair value of investments in this category are redeemable with 30-90 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap) and Bermudan structured notes. These are valued using various valuation models that include Company’s own credit spreads. These models incorporate market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs and are generally categorized within level 2 of the fair value hierarchy. In addition, pricing transparency has been evidenced based on the transaction data on recently issued notes.
Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value
There were no material transfers between Level 1 and Level 2 for the three and nine months ended August 31, 2017 and August 31, 2016.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2017 (in thousands):

	Three Months Ended August 31, 2017
	Balance at May 31, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2017	Change in unrealized gains/(losses) relating to instruments still held at August 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,548	$4,344	$4	$(645)	$(55)	$—	$(2,022)	$22,174	$4,319
Corporate debt securities	24,727	(2,350)	5,901	(5,551)	(31)	—	2,319	25,015	(2,224)
CDOs and CLOs	27,255	(6,119)	52,918	(36,564)	245	—	468	38,203	(3,552)
RMBS	33,032	(263)	494	(732)	(291)	—	(11,591)	20,649	188
CMBS	16,263	(125)	—	(676)	(637)	—	2,811	17,636	(161)
Other ABS	43,349	(6,454)	5,798	(3,789)	(2,924)	—	32,966	68,946	(3,570)
Loans and other receivables	49,365	15,261	9,265	(5,854)	(8,249)	—	2,868	62,656	14,005
Investments at fair value	89,006	1,703	—	—	(292)	—	—	90,417	1,703
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$354	$107	$(369)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	522	—	—	—	—	—	—	522	—
CMBS	70	(35)	—	—	—	—	—	35	(35)
Net derivatives (2)	3,022	(2,980)	—	—	5,040	—	—	5,082	(2,474)
Loans	4,967	(3,071)	—	333	—	—	1,056	3,285	3,018

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2017
During the three months ended August 31, 2017, transfers of assets of $63.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other ABS of $46.4 million due to a lack of observable market transactions.
During the three months ended August 31, 2017, transfers of assets of $35.7 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $14.6 million and other ABS of $13.5 million due to greater pricing transparency supporting classification into Level 2.
Net gains on Level 3 assets were $6.0 million and net gains on Level 3 liabilities were $6.0 million for the three months ended August 31, 2017. Net gains on Level 3 assets were primarily due to increased valuations of loans and other receivables, corporate equity securities and certain investments at fair value, partially offset by decreased valuations of other ABS, CDOs and CLOs and corporate debt securities. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives and decreased valuations of certain loans.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2017 (in thousands):

	Nine Months Ended August 31, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2017	Change in unrealized gains/(losses) relating to instruments still held at August 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$3,416	$945	$(1,502)	$(356)	$—	$(2,068)	$22,174	$2,689
Corporate debt securities	25,005	(3,280)	19,610	(18,364)	(1,724)	—	3,768	25,015	(3,424)
CDOs and CLOs	54,354	(13,902)	65,523	(72,122)	239	—	4,111	38,203	(3,685)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(1,446)	113,391	(125,731)	(572)	—	(3,765)	20,649	(2,005)
CMBS	20,580	(1,180)	2,033	(5,199)	(985)	—	2,387	17,636	(952)
Other ABS	40,911	(15,338)	67,611	(4,121)	(16,891)	—	(3,226)	68,946	(8,872)
Loans and other receivables	81,872	27,709	84,342	(83,791)	(23,241)	—	(24,235)	62,656	16,294
Investments at fair value	96,369	4,698	300	(10,119)	(831)	—	—	90,417	6,721
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$134	$(355)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	35	—	—	—	—	—	35	(35)
Net derivatives (2)	3,441	(2,854)	—	—	5,162	404	(1,071)	5,082	(2,333)
Loans	378	1,604	(364)	333	—	—	1,334	3,285	(1,583)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2017
During the nine months ended August 31, 2017, transfers of assets of $26.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $9.6 million and corporate debt securities of $8.1 million due to a lack of observable market transactions.
During the nine months ended August 31, 2017, transfers of assets of $49.5 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $28.3 million due to greater pricing transparency supporting classification into Level 2.
Net losses on Level 3 assets were $0.9 million and net gains on Level 3 liabilities were $1.5 million for the nine months ended August 31, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of other ABS and CDOs and CLOs, partially offset by increased valuations of certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives, partially offset by increased valuations of certain loans.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2016 (in thousands):

	Three Months Ended August 31, 2016
	Balance at May 31, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2016	Change in unrealized gains/(losses) relating to instruments still held at August 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$48,816	$(6,492)	$291	$(49)	$—	$—	$(20,371)	$22,195	$(892)
Corporate debt securities	24,113	(145)	10,696	(5,046)	—	—	5,389	35,007	405
CDOs and CLOs	52,710	(4,067)	4,205	(5,203)	—	—	(3,575)	44,070	(4,606)
Municipal securities	—	(7,074)	—	—	—	—	34,331	27,257	(7,074)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
RMBS	63,308	(2,343)	1,884	(10,874)	(463)	—	(4,631)	46,881	(183)
CMBS	24,983	(1,531)	—	—	—	—	1,141	24,593	(236)
Other ABS	43,033	(2,247)	3,416	(2,727)	(1,429)	—	21,066	61,112	(2,202)
Loans and other receivables	104,399	(23,445)	31,512	(10,140)	(16,804)	—	(7,065)	78,457	(16,044)
Investments at fair value	57,765	(966)	—	(485)	(278)	—	29,000	85,036	(1,113)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$—	$—	$—	$—	$—	$38	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	(27)
Net derivatives (2)	4,424	(4,736)	—	11,101	32	601	(375)	11,047	(1,589)
Loans	1,896	(402)	—	170	—	—	(816)	848	(400)
Other secured financings	468	(200)	—	—	—	—	—	268	200

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2016
During the three months ended August 31, 2016, transfers of assets of $147.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other ABS of $27.3 million, CDOs and CLOs of $23.7 million and RMBS of $13.7 million, for which no recent trade activity was observed for purposes of determining observable inputs; and

•	Municipal securities of $34.3 million and investments at fair value of $29.0 million due to a lack of observable market transactions.
During the three months ended August 31, 2016, transfers of assets of $91.8 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $27.3 million and RMBS of $18.3 million, for which market trades were observed in the period for either identical or similar securities;

•	Corporate equity securities of $20.5 million due to an increase in observable market transactions; and

•	Loans and other receivables of $15.8 million due to a greater number of contributors for certain vendor quotes to support classification within Level 2.
Net losses on Level 3 assets were $48.3 million and net gains on Level 3 liabilities were $5.4 million for the three months ended August 31, 2016. Net losses on Level 3 assets were primarily due to decreased valuations in loans and other receivables, municipal securities, corporate equity securities, CDOs and CLOs, RMBS, other ABS and CMBS. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2016 (in thousands):

	Nine Months Ended August 31, 2016
	Balance at November 30, 2015	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2016	Change in unrealized gains/(losses) relating to instruments still held at August 31, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$(8,388)	$5,225	$(49)	$—	$—	$(15,499)	$22,195	$(727)
Corporate debt securities	25,876	5,239	29,629	(20,331)	—	—	(5,406)	35,007	1,456
CDOs and CLOs	85,092	(24,356)	61,707	(69,397)	(605)	—	(8,371)	44,070	(13,196)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
RMBS	70,263	(7,243)	1,948	(13,203)	(1,078)	—	(3,806)	46,881	228
CMBS	14,326	(4,606)	1,256	(2,023)	—	—	15,640	24,593	(3,337)
Other ABS	42,925	(2,420)	66,503	(60,525)	(6,678)	—	21,307	61,112	(9,993)
Loans and other receivables	189,289	(30,843)	305,920	(206,587)	(163,913)	—	(15,409)	78,457	(27,714)
Investments at fair value	53,120	(19,055)	26,227	(485)	(834)	—	26,063	85,036	(11,988)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Net derivatives (2)	(242)	3,104	—	11,101	(14)	1,606	(4,508)	11,047	(5,745)
Loans	10,469	7	—	681	(213)	—	(10,096)	848	45
Other secured financings	544	(276)	—	—	—	—	—	268	276

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2016
During the nine months ended August 31, 2016, transfers of assets of $157.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Other ABS of $38.5 million, RMBS of $21.7 million, CMBS of $17.2 million and CDOs and CLOs of $16.9 million, for which no recent trade activity was observed for purposes of determining observable inputs; and

•	Municipal securities of $28.7 million and investments at fair value of $26.1 million due to a lack of observable market transactions.
During the nine months ended August 31, 2016, transfers of assets of $114.5 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $25.5 million, CDOs and CLOs of $25.3 million and other ABS of $17.0 million, for which market trades were observed in the period for either identical or similar securities;

•	Loans and other receivables of $19.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2; and

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2017 and November 30, 2016
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2017
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$17,964
Non-exchange-traded securities		Market approach	Price	$3-$75	$59
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$9	—
Corporate debt securities	$25,015	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$15	—
CDOs and CLOs	$38,203	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%-30%	27%
			Discount rate/yield	9%-23%	12%
		Scenario analysis	Estimated recovery percentage	6%-40%	24%
RMBS	$20,649	Discounted cash flows	Cumulative loss rate	5%-30%	13%
			Duration (years)	3-10	5
			Discount rate/yield	8%-10%	9%
CMBS	$17,636	Discounted cash flows	Cumulative loss rate	0%-58%	29%
			Duration (years)	1-3	2
			Discount rate/yield	2%-21%	11%
Other ABS	$68,946	Discounted cash flows	Cumulative loss rate	0%-25%	20%
			Duration (years)	1-10	2
			Discount rate/yield	4%-12%	8%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	23%	—
Loans and other receivables	$59,398	Market approach	EBITDA multiple	1.6	—
			Price	$60-$100	$95
		Scenario analysis	Estimated recovery percentage	10%-107%	67%
Derivatives	$2,671
Interest rate swaps		Market approach	Credit spread	800 bps	—
Investments at fair value	$74,190
Private equity securities		Market approach	Price	$7-$250	$123
			Transaction level	$3	—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$7,753
Equity options		Option model/default rate	Default probability	0%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	23%	—

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2017 and November 30, 2016, asset exclusions consisted of $23.7 million and $131.5 million, respectively, primarily comprised of private equity securities, municipal securities, non-exchange traded securities and loans and other receivables. At August 31, 2017 and November 30, 2016, liability exclusions consisted of $4.0 million and $1.6 million, respectively, of other secured financings, CMBS, loans and corporate debt and equity securities.

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

•
Non-exchange traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, other ABS and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange traded securities, corporate debt securities, other ABS or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities would result in a significantly higher (lower) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our Investment Banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets business and are included in Long-term debt and Short-term borrowings in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Financial Instruments Owned:
Loans and other receivables	$24,846	$(24,874)	$27,715	$(48,658)
Financial Instruments Sold:
Loans	$3,436	$212	$(7,286)	$229
Loan commitments	82	4,769	229	2,196
Long-term Debt:
Changes in instrument specific credit risk (1)	$5,638	$(4,093)	$(14,141)	$(7,848)
Other changes in fair value (2)	(1,854)	4,474	2,786	15,225
Short-term Borrowings:
Changes in instrument specific credit risk (1)	$19	$—	$1	$—
Other changes in fair value (2)	(2,570)	—	(37)	—

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands).

	August 31, 2017	November 30, 2016
Financial Instruments Owned:
Loans and other receivables (1)	$663,618	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	159,000	205,746
Long-term debt and short-term borrowings	9,725	20,202

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)	Amounts include loans and other receivables greater than 90 days past due of $48.3 million and $64.6 million at August 31, 2017 and November 30, 2016, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $62.6 million and $29.8 million at August 31, 2017 and November 30, 2016, respectively, which includes loans and other receivables greater than 90 days past due of $41.9 million and $18.9 million at August 31, 2017 and November 30, 2016, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. treasury securities of $99.8 million and $99.9 million at August 31, 2017 and November 30, 2016, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at August 31, 2017 and November 30, 2016 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	August 31, 2017 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$11,654	1	$—	—
Total derivatives designated as accounting hedges	11,654		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	893	12,681	—	39,026
Cleared OTC	1,334,453	3,007	1,300,651	3,276
Bilateral OTC	441,908	1,967	397,646	623
Foreign exchange contracts:
Exchange-traded	25	567	—	1,591
Bilateral OTC	319,278	4,998	319,084	4,947
Equity contracts:
Exchange-traded	484,465	2,124,684	901,021	1,812,241
Bilateral OTC	56,235	1,457	197,595	1,498
Commodity contracts:
Exchange-traded	—	3,279	—	3,844
Credit contracts:
Cleared OTC	49,996	119	65,576	143
Bilateral OTC	18,450	182	25,102	246
Total derivatives not designated as hedges	2,705,703		3,206,675

Total gross derivative assets/ liabilities:
Exchange-traded	485,383		901,021
Cleared OTC	1,396,103		1,366,227
Bilateral OTC	835,871		939,427
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(472,667)		(472,667)
Cleared OTC	(1,380,185)		(1,341,199)
Bilateral OTC	(691,431)		(849,177)
Net amounts per Consolidated Statements of Financial Condition (4)	$173,074		$543,632

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2017	2016	2017	2016
Interest rate swaps	$6,217	$—	$13,960	$—
Long-term debt	(4,680)	—	(9,570)	—
Total	$1,537	$—	$4,390	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2017	2016	2017	2016
Interest rate contracts	$(6,432)	$(16,631)	$2,605	$(96,715)
Foreign exchange contracts	1,028	7,886	4,135	14,000
Equity contracts	(106,425)	(185,264)	(275,124)	(509,476)
Commodity contracts	1,508	4,089	(5,398)	1,899
Credit contracts	311	4,024	11,218	1,441
Total	$(110,010)	$(185,896)	$(262,564)	$(588,851)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$5,117	$2,703	$—	$—	$7,820
Credit default swaps	289	3,399	—	(26)	3,662
Total return swaps	11,411	5,823	—	(2,458)	14,776
Foreign currency forwards, swaps and options	73,912	131	—	(14)	74,029
Fixed income forwards	134	—	—	—	134
Interest rate swaps, options and forwards	49,714	171,691	98,719	(83,961)	236,163
Total	$140,577	$183,747	$98,719	$(86,459)	336,584
Cross product counterparty netting					(19,647)
Total OTC derivative assets included in Financial instruments owned					$316,937

(1)	At August 31, 2017, we held exchange-traded derivative assets and other credit agreements with a fair value of $13.4 million, which are not included in this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2017, cash collateral received was $157.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$2,980	$146,317	$2,534	$—	$151,831
Credit default swaps	1,077	23,931	—	(26)	24,982
Total return swaps	11,666	1,802	—	(2,458)	11,010
Foreign currency forwards, swaps and options	72,288	1,575	—	(14)	73,849
Fixed income forwards	1,145	—	—	—	1,145
Interest rate swaps, options and forwards	30,735	97,284	102,566	(83,961)	146,624
Total	$119,891	$270,909	$105,100	$(86,459)	409,441
Cross product counterparty netting					(19,647)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$389,794

(1)	At August 31, 2017, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $429.9 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2017, cash collateral pledged was $276.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
At August 31, 2017, the counterparty credit quality with respect to the fair value of our OTC derivatives assets was as follows (in thousands):

Counterparty credit quality (1):
A- or higher	$136,201
BBB- to BBB+	50,742
BB+ or lower	72,249
Unrated	57,745
Total	$316,937

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2017
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$1,103	$258	$1,361
Single name credit default swaps	139	192	331

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2016
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$54	$—	$54
Single name credit default swaps	122	261	383

Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at August 31, 2017 and November 30, 2016 is $65.2 million and $70.6 million, respectively, for which we have posted collateral of $51.4 million and $44.4 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2017 and November 30, 2016, we would have been required to post an additional $12.6 million and $26.1 million, respectively, of collateral to our counterparties.

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	August 31, 2017
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,183,030	$100,178	$2,283,208
Corporate debt securities	579,925	2,154,639	2,734,564
Mortgage- and asset-backed securities	—	3,046,491	3,046,491
U.S. government and federal agency securities	298	12,046,271	12,046,569
Municipal securities	—	389,752	389,752
Sovereign obligations	—	1,577,231	1,577,231
Loans and other receivables	—	524,645	524,645
Total	$2,763,253	$19,839,207	$22,602,460

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
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	August 31, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,490,137	$—	$783,633	$489,483	$2,763,253
Repurchase agreements	12,556,923	3,187,276	3,051,449	1,043,559	19,839,207
Total	$14,047,060	$3,187,276	$3,835,082	$1,533,042	$22,602,460

	November 30, 2016
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2017 and November 30, 2016, the approximate fair value of securities received as collateral by us that may be sold or repledged was $27.2 billion and $25.5 billion, respectively. At August 31, 2017 and November 30, 2016, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2017
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,758,532	$—	$7,758,532	$(662,882)	$(952,004)	$6,143,646
Reverse repurchase agreements	14,737,223	(11,365,788)	3,371,435	(307,453)	(3,037,903)	26,079
Liabilities:
Securities lending arrangements	$2,763,253	$—	$2,763,253	$(662,882)	$(2,058,137)	$42,234
Repurchase agreements	19,839,207	(11,365,788)	8,473,419	(307,453)	(7,216,449)	949,517

	November 30, 2016
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	14,083,144	(10,220,656)	3,862,488	(176,275)	(3,591,654)	94,559
Liabilities:
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	17,012,332	(10,220,656)	6,791,676	(176,275)	(5,780,909)	834,492

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

(3)
Amounts include $6,088.9 million of securities borrowing arrangements, for which we have received securities collateral of $5,942.3 million, and $887.2 million of repurchase agreements, for which we have pledged securities collateral of $908.8 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $903.7 million and $857.3 million at August 31, 2017 and November 30, 2016, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statement of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included in Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Transferred assets	$1,009.1	$1,390.7	$2,677.7	$4,523.5
Proceeds on new securitizations	1,017.2	1,394.0	2,703.3	4,541.3
Cash flows received on retained interests	8.7	6.3	22.7	24.9

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2017 and November 30, 2016.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2017		November 30, 2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$5,584.5	$13.9	$7,584.9	$31.0
U.S. government agency CMBS	2,103.7	46.9	1,806.3	29.6
CLOs	2,936.1	19.6	4,102.2	37.0
Consumer and other loans	301.4	57.0	395.7	25.3

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
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying values of both the assets and the liabilities resulting from transfers of financial assets treated as secured financings were $11.0 million at August 31, 2017. We did not have any such assets and liabilities at November 30, 2016. The related liabilities do not have recourse to our general credit.

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
Our variable interests in VIEs include debt and equity interests, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from:

•	Purchases of securities in connection with our trading and secondary market making activities;

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage- and other asset-backed securities and the securitization of commercial mortgage, corporate and consumer loans;

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Warehousing funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2017 and November 30, 2016 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2017		November 30, 2016
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$5.2	$1.0	$16.1	$0.7
Financial instruments owned	44.5	0.4	86.6	0.6
Securities purchased under agreement to resell (1)	546.7	—	733.5	—
Fees, interest and other receivables	0.3	—	1.5	—
Total assets	$596.7	$1.4	$837.7	$1.3
Other secured financings (2)	$590.7	$—	$813.1	$—
Other liabilities	4.8	0.2	24.1	0.2
Total liabilities	$595.5	$0.2	$837.2	$0.2

(1)	Securities purchased under agreement to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $49.2 million and $57.6 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2017 and November 30, 2016, respectively.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$58.1	$1.9	$790.1	$3,440.3
Consumer loan vehicles	195.8	—	761.9	2,287.2
Related party private equity vehicles	28.1	—	49.8	106.3
Other private investment vehicles	52.0	—	53.5	3,227.8
Total	$334.0	$1.9	$1,655.3	$9,061.6

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction;

•	Investments in variable funding notes issued by CLOs; and

•	A guarantee to a CLO managed by Jefferies Finance, LLC (“Jefferies Finance”), whereby we guarantee certain of the obligations of Jefferies Finance to the CLO.
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities was $148.1 million, of which $126.3 million and $125.1 million had been funded at August 31, 2017 and November 30, 2016, respectively. The carrying value of our equity investments in the JCP Entities was $28.1 million and $37.6 million at August 31, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Private Investment Vehicles. As of August 31, 2017 and November 30, 2016, we had equity commitments to invest $62.5 million and $75.8 million, respectively, in various other private investment vehicles, of which $61.0 million and $74.3 million was funded, respectively. The carrying value of our equity investments was $52.0 million and $52.3 million at August 31, 2017 and November 30, 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At August 31, 2017 and November 30, 2016, we held $2,026.7 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $272.4 million and $439.4 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. Mortgage- and other asset-backed securitization vehicles discussed within this section are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance, Jefferies LoanCore LLC (“Jefferies LoanCore”) and Epic Gas Ltd. (“Epic Gas”). Our investments in Jefferies Finance, Jefferies LoanCore and Epic Gas are accounted for under the equity method and are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee. During fiscal 2016 and the nine months ended August 31, 2017, we had an investment in KCG Holdings, Inc. (“KCG”) that was accounted for at fair value by electing the fair value option available under U.S. GAAP and was included in Financial instruments owned, at fair value - Corporate equity securities in our Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues in our Consolidated Statements of Earnings.

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
In July 2017, our equity commitment to Jefferies Finance was increased by $150.0 million to $750.0 million and we contributed equity of $74.8 million. At August 31, 2017, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At August 31, 2017, we had funded $612.1 million of our $750.0 million commitment, leaving $137.9 million unfunded. The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance. The Secured Revolving Credit Facility bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2017. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2017, we had funded $35.1 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the Secured Revolving Credit Facility with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Interest income	$0.2	$—	$2.5	$—
Unfunded commitment fees	0.3	0.3	0.8	0.9
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2017	November 30, 2016
Our total equity balance	$612.1	$470.5

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net earnings (loss)	$40.8	$22.8	$133.5	$(55.0)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Origination and syndication fee revenues (1)	$104.2	$19.0	$243.5	$42.1
Origination fee expenses (1)	—	—	2.5	1.6
CLO placement fee revenues (2)	0.8	1.3	4.7	1.3
Derivative gains (losses) (3)	(0.2)	—	(0.6)	1.3
Service fees (4)	7.9	7.2	37.4	35.8

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statement of Earnings. At August 31, 2017 and November 30, 2016, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, and provided a guarantee whereby we are required to make certain payments to a CLO in the event that Jefferies Finance is unable to meet its obligations to the CLO.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	Under a service agreement, we charge Jefferies Finance for services provided.
At August 31, 2017, we had a receivable from Jefferies Finance of $22.5 million included in Other Assets, and at November 30, 2016, we had a payable to Jefferies Finance of $5.8 million included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition.
Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company, is a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC. Jefferies LoanCore originates and purchases commercial real estate loans throughout the U.S. and Europe. Jefferies LoanCore has aggregate equity commitments of $400.0 million. At August 31, 2017 and November 30, 2016, we had funded $130.6 million and $70.1 million, respectively, of our $194.0 million equity commitment and have a 48.5% voting interest in Jefferies LoanCore.
The following is a summary of selected financial information for Jefferies LoanCore (in millions):

	August 31, 2017	November 30, 2016
Our total equity balance	$208.9	$156.3

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net earnings	$3.8	$13.4	$12.4	$36.1
The following summarizes activity related to our transactions with Jefferies LoanCore (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Interest income and fees (1)	$—	$1,803	$589	$6,943
Service fees (2)	47	47	142	142

(1)
We enter into master repurchase agreements with Jefferies LoanCore and earn interest income and fees related to these agreements. At November 30, 2016, we had reverse repurchase agreements of $68.1 million in connection with these agreements.

(2)	Under a service agreement, we charge Jefferies LoanCore for services provided.
Receivables from Jefferies LoanCore, included in Other assets in our Consolidated Statements of Financial Condition, were $16,000 at both August 31, 2017 and November 30, 2016.
We also enter into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, we had $5.0 million and $8.3 million at August 31, 2017 and November 30, 2016, respectively, recorded in Payables—brokers, dealers and clearing organizations.
JCP Fund V
The amount of our investments in JCP Fund V included in Investments in managed funds in our Consolidated Statements of Financial Condition was $21.2 million and $29.1 million at August 31, 2017 and November 30, 2016, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016). The following summarizes the results from these investments which are included in Asset management fees and investment gains (loss) from managed funds in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net gains (losses) from our investments in JCP Fund V	$(1.2)	$5.8	$(9.1)	$(1.4)

At August 31, 2017 and November 30, 2016, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2017 and November 30, 2016, our unfunded commitments relating to JCP Fund V was $10.1 million and $11.3 million, respectively.
The following is a summary of the Net decrease in net assets resulting from operations for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	June 30, 2017 (1)	March 31, 2017 (1)	December 31, 2016 (1)	June 30, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)
Net increase (decrease) in net assets resulting from operations	$(552)	$(19,552)	$(2,294)	$17,137	$(11,806)	$(7,886)

(1)
Financial information for JCP Fund V within our financial position at August 31, 2017 and November 30, 2016 and our results of operations for the three and nine months ended August 31, 2017 and August 31, 2016 is included based on the presented periods.

Epic Gas
On July 14, 2015, Jefferies purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At August 31, 2017, we own approximately 21.1% of the outstanding common stock of Epic Gas.
The following is a summary of selected financial information for Epic Gas (in millions):

	August 31, 2017	November 30, 2016
Our investment in Epic Gas	$21.0	$21.5

	Three Months Ended
	June 30, 2017 (1)	March 31, 2017 (1)	December 31, 2016 (1)	June 30, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)
Net loss	$(5.4)	$(3.4)	$(15.9)	$(0.9)	$(1.4)	$(11.4)

(1)	Financial information for Epic Gas within our results of operations for the three and nine months ended August 31, 2017 and August 31, 2016 is included based on the presented periods.
KCG
KCG was sold for $20.00 per share in cash on July 20, 2017. At November 30, 2016, we owned approximately 24% of the outstanding common stock of KCG. We elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy.
The following summarizes the changes in the fair value of our investment in KCG, which were recognized in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net gains from our investment in KCG	$2.2	$6.1	$93.4	$24.6

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of net earnings (loss) for KCG (in millions) reflecting available public financial information for KCG:

	Three Months Ended
	March 31, 2017	December 31, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net earnings (loss)	$3.2	$196.2	$33.6	$37.2	$(3.0)
We have separately entered into securities lending transactions with KCG, in the normal course of our capital markets activities. The following is a summary of the balances related to these activities (in millions):

November 30, 2016
Securities borrowed	$9.2
Securities loaned	9.2

Note 10. Goodwill and Other Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2017	November 30, 2016
Capital Markets	$1,640,398	$1,637,653
Asset Management	3,000	3,000
Total goodwill	$1,643,398	$1,640,653
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2017 (in thousands):

Balance at November 30, 2016	$1,640,653
Translation adjustments	2,745
Balance at August 31, 2017	$1,643,398

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
Allocated tangible equity plus allocated goodwill and intangible assets are used for the carrying amount of each reporting unit. The amount of tangible equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our annual goodwill impairment testing at August 1, 2017 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2017, goodwill allocated to these reporting units is $1,640.4 million of total goodwill of $1,643.4 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2017 and November 30, 2016 (dollars in thousands):

	August 31, 2017				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,919	$—	$(48,679)	$77,240	11.5
Trade name	128,591	—	(16,533)	112,058	30.5
Exchange and clearing organization membership interests and registrations	9,135	(401)	—	8,734	N/A
Total	$263,645	$(401)	$(65,212)	$198,032

	November 30, 2016			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,381	$(42,283)	$83,098	12.1
Trade name	128,052	(13,720)	114,332	31.3
Exchange and clearing organization membership interests and registrations	9,041	—	9,041	N/A
Total	$262,474	$(56,003)	$206,471

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2017. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $44,000 on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In addition, we recognized an impairment loss of $357,000 during the nine months ended August 31, 2017 on certain membership interests that were not renewed.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.0 million for the three and nine months ended August 31, 2017, respectively, and $3.0 million and $9.1 million for the three and nine months ended August 31, 2016, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2017	$3,049
Year ended November 30, 2018	12,198
Year ended November 30, 2019	12,198
Year ended November 30, 2020	12,198
Year ended November 30, 2021	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2017 and November 30, 2016 include the following and mature in one year or less (in thousands):

	August 31, 2017	November 30, 2016
Bank loans	$304,537	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	108,304	96,455
Equity-linked notes	4,281	—
Total short-term borrowings	$417,122	$525,842

At August 31, 2017, the weighted average interest rate on short-term borrowings outstanding is 2.00% per annum. Average daily short-term borrowings outstanding were $436.7 million and $474.2 million for the three and nine months ended August 31, 2017, respectively, $414.4 million and $372.3 million for the three and nine months ended August 31, 2016, respectively.
During the nine months ended August 31, 2017, we issued equity-linked notes with principal amounts of $30.6 million, which matured on July 18, 2017, and $4.2 million, which matured on September 20, 2017. See Note 4, Fair Value Disclosures, for further information.
During the nine months ended August 31, 2016, we issued floating rate puttable notes with an aggregate principal amount of €91.0 million.
The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2017, we were in compliance with debt covenants under the Intraday Credit Facility.
On October 29, 2015, we entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the First Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus three and three-quarters percent or the maximum rate as defined in the First Secured Revolving Loan Facility agreement. On December 14, 2015, we entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus four and one-quarter percent or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement. The First Secured Revolving Loan Facility was terminated effective December 6, 2016. The Second Secured Revolving Loan Facility was terminated effective January 24, 2017.
On February 19, 2016, we entered into a demand loan margin financing facility (“Demand Loan Facility”) in a maximum principal amount of $25.0 million to satisfy certain of our margin obligations. Interest is based on an annual rate equal to weighted average LIBOR as defined in the Demand Loan Facility agreement plus 150 basis points. The Demand Loan Facility was terminated effective November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	August 31, 2017	November 30, 2016
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	3.46%	$714,115	$817,813
8.500% Senior Notes	July 15, 2019	4.00%	739,465	778,367
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	593,547	528,250
6.875% Senior Notes	April 15, 2021	4.40%	812,131	823,797
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,374	3,848
5.125% Senior Notes	January 20, 2023	4.55%	616,378	618,355
4.850% Senior Notes (1)	January 15, 2027	4.93%	753,932	—
6.450% Senior Debentures	June 8, 2027	5.46%	376,307	377,806
3.875% Convertible Senior Debentures (2)	November 1, 2029	3.50%	345,217	346,187
6.250% Senior Debentures	January 15, 2036	6.03%	512,131	512,396
6.500% Senior Notes	January 20, 2043	6.09%	421,078	421,333
Structured notes (3)	Various	Various	561,010	255,203
Total long-term debt			$6,449,685	$5,483,355

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes $9.6 million associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the three and nine months ended August 31, 2017 and August 31, 2016.

(3)
The carrying value includes $553.9 million and $248.9 million of notes carried at fair value at August 31, 2017 and November 30, 2016, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

During the nine months ended August 31, 2017, we issued senior notes with a total principal amount of $641.0 million, net of retirements, and structured notes with a total principal amount of approximately $287.5 million, net of retirements. During the nine months ended August 31, 2016, we issued structured notes with a total principal amount of approximately $222.7 million.
In addition, on January 21, 2016, we issued $15.0 million of Class A Notes, due 2022, and $7.5 million of Class B Notes, due 2022, secured by aircraft and related operating leases and which are non-recourse to us. In June 2016, the Class A Notes and the Class B Notes were repurchased and retired.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) remain issued and outstanding and are convertible into common shares of Leucadia. At September 14, 2017, each $1,000 debenture is currently convertible into 22.9719 shares of Leucadia’s common stock (equivalent to a conversion price of approximately $43.53 per share of Leucadia’s common stock). The debentures are convertible at the holders’ option any time beginning on August 1, 2029 and convertible at any time if: 1) Leucadia’s common stock price is greater than or equal to 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days; 2) if the trading price per debenture is less than 95% of the price of the common stock times the conversion ratio for any 10 consecutive trading days; 3) if the debentures are called for redemption; or 4) upon the occurrence of specific corporate actions. The debentures may be redeemed for par, plus accrued interest, on or after November 1, 2012 if the price of Leucadia’s common stock is greater than 130% of the conversion price for at least 20 days in a period of 30 consecutive trading days and we may redeem the debentures for par, plus accrued interest, at our election any time on or after November 1, 2017. Holders may require us to repurchase the debentures for par, plus accrued interest, on November 1, 2017, 2019 and 2024. In addition to ordinary interest, commencing November 1, 2017, contingent interest will accrue at 0.375% if the average trading price of a debenture for five trading days ending on and including the third trading day immediately preceding a six-month interest period equals or exceed $1,200 per $1,000 debenture. The conversion option to Leucadia common shares embedded within the debentures meets the definition of a derivative contract, does not qualify to be accounted for within Jefferies Group LLC member’s equity and is not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option is accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and is presented within Long-term debt in our Consolidated Statements of Financial Condition. At August 31, 2017 and November 30, 2016, the fair value of the conversion option was not material.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Components of compensation cost:
Restricted cash awards	$65.2	$56.0	$188.5	$190.1
Restricted stock and RSUs (1)	6.5	6.4	18.0	17.8
Profit sharing plan	1.2	1.0	5.2	5.3
Total compensation cost	$72.9	$63.4	$211.7	$213.2

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Remaining unamortized amounts related to certain compensation plans at August 31, 2017 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$42.0	2
Restricted cash awards	525.6	3
Total	$567.6

The following are descriptions of the compensation plans:
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

Note 14. Income Taxes
At August 31, 2017 and November 30, 2016, we had approximately $118.4 million and $109.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $78.9 million and $73.1 million (net of benefits of taxes) at August 31, 2017 and November 30, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At August 31, 2017 and November 30, 2016, we had interest accrued of approximately $45.8 million and $39.3 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the nine months ended August 31, 2017 and the year ended November 30, 2016.
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

Note 15. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Maximum Payout
Equity commitments (1)	$—	$9.4	$10.2	$—	$205.3	$224.9
Loan commitments (1)	—	226.8	—	53.0	—	279.8
Mortgage-related and other purchase commitments	—	—	177.7	—	—	177.7
Underwriting commitments	70.0	—	—	—	—	70.0
Forward starting reverse repos (2)	3,943.7	—	—	—	—	3,943.7
Forward starting repos (2)	2,018.0	—	—	—	—	2,018.0
Other unfunded commitments (1)	45.0	154.5	130.6	226.2	12.1	568.4
Total commitments	$6,076.7	$390.7	$318.5	$279.2	$217.4	$7,282.5

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At August 31, 2017, all of the forward starting securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively “repos”) settled within three business days.

Equity Commitments. Includes commitments to invest in our joint ventures, Jefferies Finance and Jefferies LoanCore, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At August 31, 2017, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $22.0 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance and Jefferies LoanCore.
Additionally, at August 31, 2017, we had other outstanding equity commitments to invest up to $1.5 million in various other investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2017, we had $64.9 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2017 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in our Consolidated Statements of Financial Condition was $44.5 million at August 31, 2017.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$8,530.1	$5,114.5	$2,183.1	$215.0	$595.7	$16,638.4
Written derivative contracts—credit related	—	41.4	10.0	279.8	—	331.2
Total derivative contracts	$8,530.1	$5,155.9	$2,193.1	$494.8	$595.7	$16,969.6

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2017, the fair value of derivative contracts meeting the definition of a guarantee is approximately $245.5 million.
Loan Guarantee. We have provided a guarantee to Jefferies Finance that matures in January 2021, whereby we are required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance is unable to meet its obligations to the SPE. The maximum amount payable under the guarantee is $0.2 million at August 31, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Standby Letters of Credit. At August 31, 2017, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $54.0 million, which have a weighted average maturity of less than one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At August 31, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,491,122	$1,411,625
Jefferies Execution	7,961	7,711

FINRA is the designated examining authority for our U.S. broker-dealers and the National Futures Association is the designated self-regulatory organization for Jefferies as an FCM.
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
Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and non-interest expenses directly associated with each reportable business segment are included in determining earnings before income taxes.

•
Net revenues and non-interest expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.

•
Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Capital Markets:
Net revenues	$788.4	$641.9	$2,349.6	$1,601.6
Non-interest expenses	663.4	558.2	1,971.9	1,693.6
Earnings (loss) before income taxes	$125.0	$83.7	$377.7	$(92.0)
Asset Management:
Net revenues	$12.3	$12.6	$25.9	$71.2
Non-interest expenses	15.0	15.5	41.0	45.8
Earnings (loss) before income taxes	$(2.7)	$(2.9)	$(15.1)	$25.4
Total:
Net revenues	$800.7	$654.5	$2,375.5	$1,672.8
Non-interest expenses	678.4	573.7	2,012.9	1,739.4
Earnings (loss) before income taxes	$122.3	$80.8	$362.6	$(66.6)
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2017	November 30, 2016
Total Assets by Reportable Business Segment:
Capital Markets	$38,353.1	$35,931.8
Asset Management	1,005.3	1,009.5
Total assets	$39,358.4	$36,941.3

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Americas (1)	$674,467	$500,190	$1,921,703	$1,257,192
Europe (2)	99,147	126,476	378,448	349,700
Asia	27,078	27,784	75,348	65,953
Net revenues	$800,692	$654,450	$2,375,499	$1,672,845

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 18. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2017 and November 30, 2016, our equity investments in Private Equity Related Funds were in aggregate $28.1 million and $37.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Other revenues and investment income (loss)	$(373)	$6,048	$(9,793)	$(1,664)
Service charges	200	201	523	537

For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 15, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At August 31, 2017 and November 30, 2016, we had commitments to purchase $722.9 million and $817.0 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At August 31, 2017 and November 30, 2016, we had $49.3 million and $38.4 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers, directors and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	At November 30, 2016, we had provided a guarantee of a credit agreement for a private equity fund owned by our employees and in April 2017 this guarantee was terminated.

•	One of our directors has investments in a hedge fund managed by us of approximately $5.0 million at both August 31, 2017 and November 30, 2016.
See Note 8, Variable Interest Entities, and Note 15, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Leucadia. The following is a description of related party transactions with Leucadia and its affiliates:

•	Under a service agreement, we provide services to and receive services from Leucadia (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Charges to Leucadia for services provided	$13.0	$8.7	$34.8	$28.8
Charges from Leucadia for services received	4.9	3.6	13.8	9.2

•
Receivables from and payables to Leucadia, included in Other assets and Accrued Expenses and other liabilities in our Consolidated Statements of Financial Condition, respectively, are as follows (in millions):

	August 31, 2017	November 30, 2016
Receivable from Leucadia	$1.9	$2.8
Payable to Leucadia	2.0	1.9

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At August 31, 2017 and November 30, 2016, a net current tax payable to Leucadia of $18.0 million and a net current tax receivable from Leucadia of $80.1 million, respectively, is included in Accrued expenses and other liabilities and Other assets, respectively, in our Consolidated Statements of Financial Condition.

•	Two of our directors made capital contributions totaling $3.6 million in June 2017 to a hedge fund managed by Leucadia.

•
We made a capital contribution of $0.5 million in June 2017 to a hedge fund managed by Leucadia. We also made a capital contribution of $114.0 million in March 2016 to another hedge fund managed by Leucadia, and in December 2016 we redeemed $17.0 million from this hedge fund. Net gains on our investment in these hedge funds were $1.9 million and $5.1 million for the three and nine months ended August 31, 2017, respectively, and $1.5 million and $2.4 million for the three and nine months ended August 31, 2016, respectively, which are included in Principal Transactions in our Consolidated Statements of Earnings.

•
As a result of a public offering by Landcadia Holdings Inc., an affiliate of Leucadia, we own 638,561 public units (each unit consisting of one share of Class A common stock and one public warrant) at both August 31, 2017 and November 30, 2016, with fair values of $6.9 million and $6.6 million, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition.

•	In July 2016, a subsidiary of Leucadia made a capital contribution of $30.0 million to a hedge fund managed by us.

•	We sold securities to Leucadia during the periods presented below at fair value for cash. There was no gain or loss on these transactions.

Date	Amount (in millions)
February 2017	$25.6
April 2017	21.9
August 2017	7.1

•	We received investment banking and advisory fees of $1.8 million from Leucadia for the nine months ended August 31, 2016. Additionally, periodically Jefferies provides brokerage services to Leucadia.

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Leucadia (i.e., we buy and sell debt securities issued by Leucadia). At August 31, 2017, approximately $2.1 million and $1.1 million, of debt securities issued by Leucadia are included in Financial instruments owned and Financial instruments sold, respectively, in our Consolidated Statements of Financial Condition. At November 30, 2016, approximately $1.0 million is included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 19. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the OTC transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax loss of the Jefferies Bache business was $1.9 million for the nine months ended August 31, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following summarizes our recorded restructuring and impairment costs (in thousands):

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016
Severance costs	$—	$279
Accelerated amortization of restricted stock and restricted cash awards	—	41
Contract termination costs	—	1,234
Other expenses	—	300
Total	$—	$1,854

Of the above costs, $341,000 were of a non-cash nature for the nine months ended August 31, 2016.
Restructuring and exit costs are wholly attributed to our Capital Markets reportable business segment and were recorded in the following categories in our Consolidated Statement of Earnings (in thousands):

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016
Compensation and benefits	$—	$320
Technology and communications	—	1,234
Other expenses	—	300
Total	$—	$1,854

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
Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2017	2016		2017	2016
Net revenues	$800,692	$654,450	22.3%	$2,375,499	$1,672,845	42.0%
Non-interest expenses	678,428	573,728	18.2%	2,012,855	1,739,402	15.7%
Earnings (loss) before income taxes	122,264	80,722	51.5%	362,644	(66,557)	N/M
Income tax expense	38,439	39,564	(2.8)%	95,009	5,112	1,758.5%
Net earnings (loss)	83,825	41,158	103.7%	267,635	(71,669)	N/M
Net earnings (loss) attributable to noncontrolling interests	10	(11)	N/M	50	77	(35.1)%
Net earnings (loss) attributable to Jefferies Group LLC	83,815	41,169	103.6%	267,585	(71,746)	N/M
Effective tax rate	31.4%	49.0%	(35.9)%	26.2%	(7.7)%	N/M
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended August 31, 2017
Consolidated Results

•	Net revenues for the three months ended August 31, 2017 were $800.7 million, compared with $654.5 million for the three months ended August 31, 2016, an increase of $146.2 million, or 22.3%.

•
Our results in the three months ended August 31, 2017 were significantly higher due to record quarterly investment banking results due to increased capital markets activity, including record debt capital markets revenues, solid results in our equity capital markets business and a strong performance in our mergers, acquisitions and advisory activities.

•
The increase was also due to higher equities net revenues due to growth in market share in our core equities businesses, partially offset by lower fixed income net revenues, primarily due to lower levels of volatility and volumes across most core businesses compared with the prior year quarter.

•
We continued to maintain strong leverage ratios, capital base and liquidity during the three months ended August 31, 2017. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The increase in net revenues for the three months ended August 31, 2017, as compared to the three months ended August 31, 2016, reflects higher net revenues in investment banking and equities, partially offset by lower revenues in fixed income.

•
Quarterly record investment banking revenues during the three months ended August 31, 2017 primarily resulted from an improved environment for new issues, particularly in the debt capital markets, compared with the prior year quarter, as well as higher advisory revenues.

•	The increase in equities net revenues was primarily attributable to growth in market share in our core equities businesses.

•
Our equities results also included net revenues of $20.4 million from our share of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with net revenues of $11.4 million in the prior year quarter.

•
The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which were prevalent throughout much of the quarter, which in turn negatively impacted our client flow oriented fixed income businesses compared with the prior year quarter.

•
Net revenues in the three months ended August 31, 2017 included investment income from managed funds of $1.2 million, compared with investment losses from managed funds of $8.3 million in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended August 31, 2017 increased $104.7 million, or 18.2%, to $678.4 million, compared with $573.7 million for the three months ended August 31, 2016, reflecting an increase in both Compensation and benefits expense and Non-compensation expenses.

•
Compensation and benefits expense for the three months ended August 31, 2017 was $462.9 million, an increase of $86.5 million, or 23.0%, from the comparable prior year quarter, as a result of higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.8% for the three months ended August 31, 2017, compared with 57.5% in the prior year quarter.

•
Non-compensation expenses for the three months ended August 31, 2017 were $215.5 million, an increase of $18.2 million, or 9.2% from the comparable prior year quarter. This increase was primarily due to higher Technology and communications expenses, Floor brokerage and clearing fees and Other expenses.

Nine Months Ended August 31, 2017
Consolidated Results

•	Net revenues for the nine months ended August 31, 2017 were $2,375.5 million, compared with $1,672.8 million for the nine months ended August 31, 2016, an increase of $702.7 million, or 42.0%.

•
The results in the nine months ended August 31, 2017 were stronger than the same period last year due to improved capital markets and trading conditions across most core businesses compared with an extremely volatile bear market environment, primarily in the first quarter of 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Business Results

•
The increase in net revenues for the nine months ended August 31, 2017, as compared to the nine months ended August 31, 2016, reflects higher net revenues in investment banking, equities and fixed income.

•
Higher investment banking revenues during the nine months ended August 31, 2017 reflect increased debt and equity capital markets revenues and advisory revenues, as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were extremely constrained in the early part of 2016 and remained slow throughout the nine months ended August 31, 2016.

•	The increase in fixed income net revenues is primarily due to higher levels of trading activity in the first quarter of 2017 due to improved market conditions compared with the prior year period.

•
The increase in equities net revenues was primarily attributable to a net gain of $109.0 million recognized during the nine months ended August 31, 2017 from our investment in two equity securities, including KCG Holdings, Inc. (“KCG”), compared with a net loss of $20.0 million in the comparable prior year period from these two equity securities. KCG was sold for $20.00 per share in cash on July 20, 2017.

•
The increase in equities net revenues was also due to revenues in the first nine months of 2017 of $66.8 million from our share of our Jefferies Finance joint venture, compared with a net loss of $27.5 million in the prior year comparable period.

•
Net revenues in the nine months ended August 31, 2017 included investment losses from managed funds of $4.7 million, compared with investment income from managed funds of $4.0 million in the prior year period.

Expenses

•
Non-interest expenses for the nine months ended August 31, 2017 increased $273.5 million, or 15.7%, to $2,012.9 million, compared with $1,739.4 million for the nine months ended August 31, 2016, reflecting an increase in both Compensation and benefits expense and Non-compensation expenses.

•
Compensation and benefits expense for the nine months ended August 31, 2017 was $1,373.6 million, an increase of $232.1 million, or 20.3%, from the comparable prior year period, as a result of significantly higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.8% for the nine months ended August 31, 2017, compared with 68.2% in the prior year period. The unusually high compensation ratio in the prior year period was due to the significantly lower net revenue results in the prior year period and the relationship of non-discretionary compensation to the net revenue decline.

•
Non-compensation expenses for the nine months ended August 31, 2017 were $639.2 million, an increase of $41.3 million, or 6.9% from the comparable prior year period. This increase was primarily due to higher Floor brokerage and clearing fees and Technology and telecommunications and Other expenses.

Headcount

•
At August 31, 2017, we had 3,438 employees globally, an increase of 115 employees from our headcount of 3,323 at August 31, 2016. Our headcount increased primarily as a result of increases across investment banking, other core businesses and corporate services due to business growth.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2017		2016			2017		2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$176,789	22.1%	$148,308	22.7%	19.2%	$605,025	25.4%	$373,593	22.3%	61.9%
Fixed income	142,736	17.8	195,335	29.8	(26.9)%	523,194	22.0	490,603	29.4	6.6%
Total sales and trading	319,525	39.9	343,643	52.5	(7.0)%	1,128,219	47.4	864,196	51.7	30.6%
Equity	86,081	10.8	68,218	10.4	26.2%	222,549	9.4	173,122	10.3	28.6%
Debt	186,261	23.3	72,473	11.1	157.0%	474,736	20.0	175,870	10.5	169.9%
Capital markets	272,342	34.1	140,691	21.5	93.6%	697,285	29.4	348,992	20.8	99.8%
Advisory	203,360	25.4	154,239	23.6	31.8%	538,301	22.7	429,914	25.7	25.2%
Total investment banking	475,702	59.5	294,930	45.1	61.3%	1,235,586	52.1	778,906	46.5	58.6%
Asset management fees and investment income (loss) from managed funds:
Asset management fees	4,272	0.5	7,610	1.2	(43.9)%	16,368	0.7	25,779	1.5	(36.5)%
Investment income (loss) from managed funds	1,193	0.1	8,267	1.2	(85.6)%	(4,674)	(0.2)	3,964	0.3	N/M
Total	5,465	0.6	15,877	2.4	(65.6)%	11,694	0.5	29,743	1.8	(60.7)%
Net revenues	$800,692	100.0%	$654,450	100.0%	22.3%	$2,375,499	100.0%	$1,672,845	100.0%	42.0%
N/M — Not Meaningful
The following table sets forth our total sales and trading net revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2017	2016		2017	2016
Commissions and other fees	$139,082	$152,044	(8.5)%	$437,547	$454,025	(3.6)%
Principal transactions	185,215	167,483	10.6%	693,242	382,290	81.3%
Other	12,371	19,791	(37.5)%	58,691	(6,937)	N/M
Net interest	(17,143)	4,325	N/M	(61,261)	34,818	N/M
Total sales and trading net revenues	$319,525	$343,643	(7.0)%	$1,128,219	$864,196	30.6%
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended August 31, 2017

•	Total equities net revenues were $176.8 million for the three months ended August 31, 2017, an increase of $28.5 million compared with $148.3 million for the three months ended August 31, 2016.

•
Results during the three months ended August 31, 2017 include a final net gain of $2.2 million from our investment in KCG, compared with a net gain of $6.1 million in the prior year quarter from our investment in KCG.

•	Equities revenues were solid during the three months ended August 31, 2017 across most of our equities sales and trading businesses due to growth in market share.

•
Equities commission revenues declined slightly in our U.S. and Europe cash equities and equity derivatives trading businesses due to lower institutional investor volumes and reduced volatility, partially offset by an increase in our electronic trading volumes.

•
Equities revenues during the three months ended August 31, 2017 also include net revenues of $20.4 million from our share of Jefferies Finance, primarily due to an increase in activity, compared with net revenues of $11.4 million in the prior year quarter. Net revenue from our share of Jefferies LoanCore decreased during the three months ended August 31, 2017 as compared to the prior year quarter due to a decline in loan securitizations.

Nine Months Ended August 31, 2017

•	Total equities net revenues were $605.0 million for the nine months ended August 31, 2017, an increase of $231.4 million compared with $373.6 million for the nine months ended August 31, 2016.

•
Results during the nine months ended August 31, 2017 include a net gain of $109.0 million from our investment in two equity securities, including KCG, compared with a net loss of $20.0 million in the prior year period from these two equity securities.

•
Equities revenues during the nine months ended August 31, 2017 decreased with lower revenues in our equity derivatives businesses and our Europe cash equities business due to reduced market making activities and lower equity volatility. The decrease was partially offset by higher electronic trading revenues.

•
Equities commission revenues declined in our equity derivative and U.S. cash equities businesses due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in our electronic trading and Asia Pacific cash equities businesses due to increased trading volumes.

•
Equities revenues during the nine months ended August 31, 2017 also include net revenues of $66.8 million from our share of Jefferies Finance, primarily due to an increase in activity, compared with a net loss of $27.5 million in the prior year period, primarily due to the mark down of certain loans held for sale. Net revenue from our share of Jefferies LoanCore declined during the nine months ended August 31, 2017 as compared to the prior year period due to a decrease in loan closings and syndications.

Fixed Income Net Revenues
Fixed income net revenues includes commissions, principal transactions and net interest revenue generated by our fixed income sales and trading businesses from the following products:

•	investment grade corporate bonds,

•	mortgage- and asset-backed securities,

•	government and agency securities,

•	high yield and distressed securities,

•	bank loans,

•	municipal bonds,

•	emerging markets debt,

•	foreign exchange and

•	interest rate derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended August 31, 2017

•
Fixed income net revenues totaled $142.7 million for the three months ended August 31, 2017, a decrease of $52.6 million compared with net revenues of $195.3 million in the three months ended August 31, 2016.

•
We recorded lower secondary sales and trading revenues in the three months ended August 31, 2017 in most of our fixed income businesses compared with the prior year quarter due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in our European credit, international rates and municipal securities businesses. The trading environment during the prior year quarter was characterized by improved financial market and secondary market trading conditions, which was also positively impacted by increased demand for higher yielding asset classes. The following highlights the main components of the decrease in the results in the three months ended August 31, 2017:

◦	Revenues from our corporates businesses decreased as compared to the prior year quarter due to decreased trading activity, as a result of lower new issuance activity.

◦
The lower revenues in our U.S. securitized markets group were due to reduced trading volumes, while the prior year quarter was positively impacted by increased demand for spread products, particularly, demand for higher yielding asset classes after the Brexit vote.

◦	Results in our emerging markets business were lower due to decreased trading volumes and lower levels of volatility in the emerging markets as compared with the prior year quarter.

◦	Revenues in our leveraged credit business declined due to reduced volatility and decreased trading volumes within high yield and distressed products.

◦
Lower revenues in our U.S. rates business resulted from lower transaction volumes given decreased interest rate volatility, while the prior year quarter was characterized by a low interest rate environment and moderate economic growth in the U.S., which led to increased trading opportunities in our U.S. rates business.

◦
Revenue declines were offset by higher revenues in our European credit business due to improved credit market conditions as demand increased for higher yielding products, as well as higher revenues in our international rates businesses due to a more favorable trading environment. Additionally, our municipal securities business generated higher revenues as we added new team members and expanded market share.

Nine Months Ended August 31, 2017

•
Fixed income net revenues totaled $523.2 million for the nine months ended August 31, 2017, an increase of $32.6 million compared with net revenues of $490.6 million in the nine months ended August 31, 2016.

•
We recorded higher revenues in the nine months ended August 31, 2017 compared with the prior year period, primarily due to improved trading conditions and an increase in transaction volumes. The trading environment during the prior year period was characterized by significant market dislocation and lower trading volumes. The following highlights the main components of the increase in the results:

◦
Revenues in our leveraged credit business in the nine months ended August 31, 2017 were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market losses in the prior year period.

◦
Higher revenues in our European credit business were due to improved trading conditions and increased demand for higher yielding products, while volatile oil prices and uncertainty as to bank liquidity negatively impacted revenues in this business in the prior year period.

◦	Our municipal securities business performed well during the period, driven by increased client activity.

◦	The higher revenues in our international securitized markets group were due to improved trading volumes, compared with a market slowdown in the prior year period.

◦	Higher revenues in our international rates business was due to a more favorable trading environment compared with the prior year period.

◦
The increase was offset by lower revenues in our corporates business due to decreased trading activity, as a result of lower new issuance activity and demand, as well as lower revenues in our U.S. rates, emerging markets and U.S. securitized markets businesses due to decreased trading volumes and lower levels of volatility.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking Revenues
We provide capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Investment banking revenues include the following businesses:

•	Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.

•	Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2017	2016		2017	2016
Equity	$86,081	$68,218	26.2%	$222,549	$173,122	28.6%
Debt	186,261	72,473	157.0%	474,736	175,870	169.9%
Capital markets	272,342	140,691	93.6%	697,285	348,992	99.8%
Advisory	203,360	154,239	31.8%	538,301	429,914	25.2%
Total	$475,702	$294,930	61.3%	$1,235,586	$778,906	58.6%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Public and private debt financings	381	316	817	674	$91.0	$47.1	$209.9	$126.3
Public and private equity and convertible offerings (1)	34	37	125	88	15.7	6.5	50.1	17.6
Advisory transactions (2)	50	45	127	115	29.0	31.9	106.1	90.3

(1)
We acted as sole or joint bookrunner on 33 and 118 offerings during the three and nine months ended August 31, 2017, respectively, and 34 and 83 offerings during the three and nine months ended August 31, 2016, respectively.

(2)
The number of advisory deals completed includes two and eight restructuring and recapitalization transactions during the three and nine months ended August 31, 2017, respectively, and five and nine restructuring and recapitalization transactions during the three and nine months ended August 31, 2016, respectively.

Three Months Ended August 31, 2017

•
Total investment banking net revenues were $475.7 million for the three months ended August 31, 2017, a record quarter and 61.3% higher than the three months ended August 31, 2016. This increase primarily reflects record debt capital markets revenues, solid results in our equity capital markets business and a strong performance by our mergers, acquisitions and advisory activities.

•
Capital markets revenues in the three months ended August 31, 2017 increased 93.6% from the prior year quarter. Advisory revenues for the three months ended August 31, 2017 increased 31.8% compared to the prior year quarter.

•
From equity and debt capital raising activities, we generated $86.1 million and $186.3 million in revenues, respectively, for the three months ended August 31, 2017, compared with $68.2 million and $72.5 million in revenues, respectively, in the prior year quarter.

Nine Months Ended August 31, 2017

•
Total investment banking revenues were $1,235.6 million for the nine months ended August 31, 2017, 58.6% higher than the nine months ended August 31, 2016. This increase was due to significantly increased debt and equity capital markets and advisory revenues as a result of higher transaction volumes. In the prior year period, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout the nine months ended August 31, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Capital markets revenues in the nine months ended August 31, 2017 increased 99.8% from the prior year period. Advisory revenues for the nine months ended August 31, 2017 increased 25.2% compared to the prior year period.

•
From equity and debt capital raising activities, we generated $222.5 million and $474.7 million in revenues, respectively, for the nine months ended August 31, 2017, compared with $173.1 million and $175.9 million in revenues, respectively, in the prior year period.

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2017	2016		2017	2016
Asset management fees:
Fixed income (1)	$92	$383	(76.0)%	$1,267	$1,150	10.2%
Equities	291	634	(54.1)%	2,752	1,375	100.1%
Multi-asset	3,889	6,593	(41.0)%	12,349	23,254	(46.9)%
Total asset management fees	4,272	7,610	(43.9)%	16,368	25,779	(36.5)%
Investment income (loss) from managed funds (2)	1,193	8,267	(85.6)%	(4,674)	3,964	N/M
Total	$5,465	$15,877	(65.6)%	$11,694	$29,743	(60.7)%
N/M — Not Meaningful

(1)
Fixed income asset management fees represented ongoing consideration we received from the sale of contracts to manage certain collateralized loan obligations (“CLOs”) in January 2010. As sale consideration, we were entitled to a portion of the asset management fees earned under the contracts for their remaining lives. These CLOs were liquidated as of May 31, 2017.

(2)	Investment income (loss) from managed funds primarily is comprised of net unrealized markups (markdowns) in private equity funds managed by related parties.
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	August 31, 2017	November 30, 2016
Assets under management (1):
Equities	$227	$170
Multi-asset	1,201	884
Total	$1,428	$1,054

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2017	2016		2017	2016
Compensation and benefits	$462,933	$376,438	23.0%	$1,373,627	$1,141,497	20.3%
Non-compensation expenses:
Floor brokerage and clearing fees	44,869	40,189	11.6%	138,221	124,259	11.2%
Technology and communications	72,440	64,512	12.3%	205,425	196,000	4.8%
Occupancy and equipment rental	27,736	24,987	11.0%	77,145	74,498	3.6%
Business development	23,125	20,259	14.1%	72,223	67,700	6.7%
Professional services	25,007	29,761	(16.0)%	83,544	82,799	0.9%
Other	22,318	17,582	26.9%	62,670	52,649	19.0%
Total non-compensation expenses	215,495	197,290	9.2%	639,228	597,905	6.9%
Total non-interest expenses	$678,428	$573,728	18.2%	$2,012,855	$1,739,402	15.7%
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

•
Compensation and benefits expense was $462.9 million and $1,373.6 million for the three and nine months ended August 31, 2017, respectively, compared with $376.4 million and $1,141.5 million for the three and nine months ended August 31, 2016, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 57.8% for both the three and nine months ended August 31, 2017 compared with 57.5% and 68.2% for the three and nine months ended August 31, 2016, respectively. The unusually high compensation ratio in the prior year nine month period is due to the significantly lower revenue results in the prior year period and the relationship of non-discretionary compensation to the net revenue decline.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $71.7 million and $206.5 million for the three and nine months ended August 31, 2017, respectively, compared with $62.4 million and $207.9 million for the three and nine months ended August 31, 2016, respectively.

•
Employee headcount was 3,438 at August 31, 2017 and 3,323 at August 31, 2016. Since August 31, 2016, our headcount increased, primarily as a result of increases in investment banking, certain other core businesses and corporate services.

Non-Compensation Expenses
Three Months Ended August 31, 2017

•	Non-compensation expenses were $215.5 million for the three months ended August 31, 2017, an increase of $18.2 million, or 9.2%, compared with $197.3 million in the three months ended August 31, 2016.

•	Non-compensation expenses as a percentage of Net revenues was 26.9% and 30.1% for the three months ended August 31, 2017 and August 31, 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
The increase in non-compensation expenses was primarily due to an increase in Technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support infrastructure, higher Floor brokerage and clearing expenses due to the mix of costs across certain equities and fixed income businesses and an increase in Other expenses, partially offset by a decline in Professional services expense.

Nine Months Ended August 31, 2017

•	Non-compensation expenses were $639.2 million for the nine months ended August 31, 2017, an increase of $41.3 million, or 6.9%, compared with $597.9 million in the nine months ended August 31, 2016.

•	Non-compensation expenses as a percentage of Net revenues was 26.9% and 35.7% for the nine months ended August 31, 2017 and August 31, 2016, respectively.

•
The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to improved market and trading conditions across most core businesses, primarily in the first quarter of 2017, Technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support infrastructure and an increase in Other expenses.

Income Taxes

•
For the three and nine months ended August 31, 2017, income tax expense was $38.4 million and $95.0 million, respectively, equating to an effective tax rate of 31.4% and 26.2%, respectively. For the three and nine months ended August 31, 2016, the income tax expense was $39.6 million and $5.1 million, respectively, equating to an effective tax rate of 49.0% and (7.7)%, respectively.

•
The change in the effective tax rate during the three months ended August 31, 2017, as compared with the prior year quarter is primarily due to a change in the amount and geographical mix of earnings. Additionally, the prior year quarter was impacted by state and local rate changes that had a larger than usual impact on the effective tax rate given the limited amount of year-to-date losses during the prior year period. The change in the effective tax rate during the nine months ended August 31, 2017, as compared with the prior-year period is primarily due to net tax benefits, which resulted from repatriation of certain earnings in the current year period whereas the prior year period was impacted by year-to-date losses and excess stock detriments that more than offset the tax benefit of those losses.

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
Goodwill
At August 31, 2017, goodwill recorded on our Consolidated Statement of Financial Condition is $1,643.4 million (4.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2016 and Note 10, Goodwill and Other Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2017.

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
The carrying values of goodwill by reporting unit at August 31, 2017 are as follows: $564.1 million in Investment Banking, $160.2 million in Equities and Wealth Management, $916.1 million in Fixed Income and $3.0 million in Strategic Investments.
The results of our assessment on August 1, 2017 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty regarding trading volumes and capital market transaction levels. Reductions in trading volumes and/or declines from our expected level of performance in certain product areas assumed in our forecasts could cause a decline in the estimated fair value of our Equities reporting unit and a resulting impairment of a portion of our goodwill.
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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	August 31, 2017	November 30, 2016	% Change
Total assets	$39,358.4	$36,941.3	6.5%
Cash and cash equivalents	4,806.7	3,529.1	36.2%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	903.7	857.3	5.4%
Financial instruments owned	14,036.7	13,809.5	1.6%
Financial instruments sold, not yet purchased	8,460.5	8,359.2	1.2%
Total Level 3 assets	348.4	413.3	(15.7)%

Securities borrowed	$7,758.5	$7,743.6	0.2%
Securities purchased under agreements to resell	3,371.4	3,862.5	(12.7)%
Total securities borrowed and securities purchased under agreements to resell	$11,129.9	$11,606.1	(4.1)%

Securities loaned	$2,763.3	$2,819.1	(2.0)%
Securities sold under agreements to repurchase	8,473.4	6,791.7	24.8%
Total securities loaned and securities sold under agreements to repurchase	$11,236.7	$9,610.8	16.9%
Total assets at August 31, 2017 and November 30, 2016 were $39.4 billion and $36.9 billion, respectively, an increase of 6.5%. During the three and nine months ended August 31, 2017, average total assets were approximately 15.1% and 14.7% higher, respectively, than total assets at August 31, 2017.
Our total Financial instruments owned inventory at August 31, 2017 was $14.0 billion, an increase of 1.6% from inventory of $13.8 billion at November 30, 2016, primarily due to increases in mortgage- and asset-backed securities and loans, partially offset by decreases in government, federal agency and other sovereign obligations, derivative contracts inventory and corporate equity securities. Financial instruments sold, not yet purchased inventory was $8.5 billion and $8.4 billion at August 31, 2017 and November 30, 2016, respectively, with the increase primarily driven by loans and government and federal agency securities, partially offset by decreases in sovereign obligations and corporate equity and debt securities. Our overall net inventory position was $5.6 billion and $5.5 billion at August 31, 2017 and November 30, 2016, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.5% at August 31, 2017 from 3.0% at November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 4.1% from November 30, 2016 to August 31, 2017, due to a decrease in firm financing of our short inventory and an increase in the netting benefit for our collateralized financing transactions, partially offset by an increase in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 16.9% from November 30, 2016 to August 31, 2017 due to an increase in firm financing of our inventory and our matched book activity, partially offset by an increase in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2017 were 39.4% and 39.7% higher, respectively, than the August 31, 2017 balances. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2017 were 28.8% and 24.9% higher, respectively, than the August 31, 2017 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2017	Year Ended November 30, 2016
Securities Purchased Under Agreements to Resell:
Period end	$3,371	$3,862
Month end average	6,299	5,265
Maximum month end	7,814	7,001
Securities Sold Under Agreements to Repurchase:
Period end	$8,473	$6,792
Month end average	11,078	11,410
Maximum month end	13,626	16,620
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		August 31, 2017	November 30, 2016
Total assets		$39,358,421	$36,941,276

Total equity		$5,654,959	$5,370,597

Total Jefferies Group LLC member’s equity		$5,654,258	$5,369,946
Deduct:	Goodwill and intangible assets	(1,841,430)	(1,847,124)
Tangible Jefferies Group LLC member’s equity		$3,812,828	$3,522,822

Leverage ratio (1)		7.0	6.9
Tangible gross leverage ratio (2)		9.8	10.0

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.0 billion at August 31, 2017 exceeded our cash capital requirements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2017, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2017	Average Balance Quarter ended August 31, 2017 (1)	November 30, 2016
Cash and cash equivalents:
Cash in banks	$1,574,052	$1,263,726	$905,003
Certificates of deposit	25,000	25,000	25,000
Money market investments	3,207,673	2,442,820	2,599,066
Total cash and cash equivalents	4,806,725	3,731,546	3,529,069
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,083,265	1,093,890	1,455,398
Other (3)	301,260	450,354	318,646
Total other sources	1,384,525	1,544,244	1,774,044
Total cash and cash equivalents and other liquidity sources	$6,191,250	$5,275,790	$5,303,113
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.7%		14.4%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.5%		15.1%

(1)	Average balances are calculated based on weekly balances.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2017, we had the ability to readily obtain repurchase financing for 74.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2017 and November 30, 2016 (in thousands):

	August 31, 2017		November 30, 2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,054,519	$225,010	$1,815,819	$280,733
Corporate debt securities	2,052,673	36,405	1,818,150	—
U.S. government, agency and municipal securities	2,036,431	365,560	3,157,737	600,456
Other sovereign obligations	2,134,971	796,709	2,258,035	854,942
Agency mortgage-backed securities (1)	1,861,844	—	1,090,391	—
Loans and other receivables	264,177	—	274,842	—
Total	$10,404,615	$1,423,684	$10,414,974	$1,736,131

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
Average liquid financial instruments were $10.9 billion and $11.5 billion for the three and nine months ended August 31, 2017, respectively, and $10.7 billion and $11.8 billion for the three and twelve months ended November 30, 2016, respectively. Average unencumbered liquid financial instruments were $1.6 billion and $1.7 billion for the three and nine months ended August 31, 2017 and $1.8 billion and $1.6 billion for the three and twelve months ended November 30, 2016, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 77.9% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at August 31, 2017.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $417.1 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $436.7 million and $474.2 million, respectively, for the three and nine months ended August 31, 2017.
Our short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $250.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC (“Jefferies”). Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2017, we were in compliance with all debt covenants under the Intraday Credit Facility.

•
Secured Revolving Loan Facilities. On October 29, 2015, we entered into a secured revolving loan facility (“First Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. On December 14, 2015, we entered into a second secured revolving loan facility (“Second Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million. The First Secured Revolving Loan Facility was terminated effective December 6, 2016. The Second Secured Revolving Loan Facility was terminated effective January 24, 2017.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statement of Financial Condition. At August 31, 2017, the outstanding notes were $541.6 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$267.9 million	May 15, 2018
2017-1 (1)	February 7, 2017	$97.4 million	February 7, 2018
2017-2 (1) (3)	July 27, 2017	$101.3 million	July 24, 2018
2017-3 (1)	August 15, 2017	$75.0 million	July 24, 2018

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	This note is redeemable at the option of the noteholders.

(3)	This note is redeemable at our option and at the option of the noteholders.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Long-Term Capital
At August 31, 2017 and November 30, 2016, we had total long-term capital of $11.0 billion and $10.5 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.95:1 and 0.96:1, respectively. Our total long-term capital base at August 31, 2017 and November 30, 2016 was as follows (in thousands):

	August 31, 2017	November 30, 2016
Long-Term Debt (1)	$5,383,212	$5,130,822
Total Equity	5,654,959	5,370,597
Total Long-Term Capital	$11,038,171	$10,501,419

(1)
Long-term capital at August 31, 2017 excludes $7.1 million of our structured notes, as these notes mature on May 4, 2018, $345.2 million of our 3.875% Convertible Senior Debentures, as these debentures are redeemable beginning on November 1, 2017 and $714.1 million of our 5.125% senior notes, as these notes mature on April 13, 2018. Long-term capital at November 30, 2016 excludes $6.3 million of our structured notes, as these notes were redeemable on May 4, 2017, and $346.2 million of our 3.875% Convertible Senior Debentures, as these debentures are redeemable beginning on November 1, 2017. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on these notes.

Long-Term Debt
During the nine months ended August 31, 2017, long-term debt increased $966.3 million, net of retirements. This amount includes the issuance of senior notes with a total principal amount of $750.0 million on January 20, 2017 and structured notes with a total principal amount of approximately $287.5 million, net of retirements. Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at August 31, 2017 was $553.9 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At August 31, 2017, our long-term debt has a weighted average maturity of approximately seven years.
Our long-term debt ratings at August 31, 2017 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (1)	BBB-	Stable

(1)	On February 27, 2017, Fitch reaffirmed our long-term debt rating of BBB- and our rating outlook of stable.
At August 31, 2017, the long-term ratings on our principal operating broker-dealers, Jefferies and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2017, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $57.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2016, the increase to total Jefferies Group LLC member’s equity at August 31, 2017 is primarily attributed to net earnings during the nine months ended August 31, 2017.
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
At August 31, 2017, Jefferies and Jefferies Execution’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,491,122	$1,411,625
Jefferies Execution	7,961	7,711
FINRA is the designated examining authority for our U.S. broker-dealers and the National Futures Association is the designated self-regulatory organization for Jefferies as an FCM.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2017, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at August 31, 2017. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2017	2018	2019 and 2020	2021 and 2022	2023 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$345.2	$721.3	$1,339.0	$841.7	$3,202.5	$6,449.7
Interest payment obligations on long-term debt (2)	87.9	316.6	518.5	375.0	1,445.0	2,743.0
Total	$433.1	$1,037.9	$1,857.5	$1,216.7	$4,647.5	$9,192.7

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at August 31, 2017.

In October 2017, we entered into a contract for technology operations services under which we have contractual obligations of approximately $2.5 million for the remainder of fiscal 2017, approximately $11.9 million for fiscal 2018 and annual obligations for each year thereafter of approximately $15.7 million through 2028.

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
Our average daily VaR decreased to $6.51 million for the three months ended August 31, 2017 from $9.21 million for the three months ended May 31, 2017. The decrease was primarily due to lower equity risk driven by equities block trading and lower interest rate risk, of which the largest driver was lower interest rate and spread volatility, partially offset by a decrease in the diversification benefit.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at August 31, 2017				VaR at May 31, 2017
		Daily VaR for the Three Months Ended August 31, 2017				Daily VaR for the Three Months Ended May 31, 2017
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$3.84	$4.10	$5.41	$2.76	$4.61	$5.39	$6.65	$3.89
Equity Prices	3.07	3.73	5.61	2.81	4.69	6.39	17.20	3.23
Currency Rates	0.42	0.25	0.41	0.06	0.16	0.24	0.65	0.08
Commodity Prices	0.46	0.59	1.10	0.38	0.65	1.01	1.70	0.56
Diversification Effect (2)	(3.06)	(2.16)	N/A	N/A	(2.09)	(3.82)	N/A	N/A
Firmwide	$4.73	$6.51	$8.30	$4.73	$8.02	$9.21	$17.55	$5.87

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2017 (in thousands):

10% Sensitivity
Private investments	$15,410
Corporate debt securities in default	12,517
Trade claims	2,114
VaR also excludes the impact of changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $650,000 at August 31, 2017.
Daily Net Trading Revenue
There were three days with trading losses out of a total of 65 trading days in the three months ended August 31, 2017. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2017 (in millions).

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
Current counterparty credit exposures at August 31, 2017 and November 30, 2016 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2017, excluding cash and cash equivalents, 82% are investment grade counterparties, remaining relatively flat compared to November 30, 2016, with a majority concentrated in North America.
When comparing our credit exposure at August 31, 2017 with credit exposure at November 30, 2016, excluding cash and cash equivalents, current exposure increased to approximately $1,251 million from $1,247 million. Counterparty credit exposure increased over the period by 17% from securities and margin finance, primarily driven by investment grade European banks and broker-dealers, offset by a 41% decrease in counterparty credit exposure from OTC derivatives, attributed primarily to investment grade North American banks and broker-dealers, and a 10% decrease in exposure from our loan and lending portfolio.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016
AAA Range	$—	$—	$1.8	$—	$—	$—	$1.8	$—	$3,208.7	$2,601.4	$3,210.5	$2,601.4
AA Range	47.8	44.0	84.3	87.3	0.8	2.1	132.9	133.4	94.5	37.0	227.4	170.4
A Range	0.9	4.2	585.8	539.2	81.4	214.7	668.1	758.1	1,168.3	814.1	1,836.4	1,572.2
BBB Range	0.8	4.9	206.0	117.3	12.9	9.4	219.7	131.6	151.8	51.2	371.5	182.8
BB or Lower	79.1	100.1	1.7	6.2	53.6	23.8	134.4	130.1	100.3	25.1	234.7	155.2
Unrated	94.2	93.5	—	—	—	—	94.2	93.5	83.1	0.3	177.3	93.8
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.1	$6,057.8	$4,775.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016
Asia/Latin America/Other	$27.0	$4.9	$61.1	$16.3	$—	$32.7	$88.1	$53.9	$303.3	$165.8	$391.4	$219.7
Europe	0.5	—	338.4	234.4	39.5	20.9	378.4	255.3	583.3	248.0	961.7	503.3
North America	195.3	241.8	480.1	499.3	109.2	196.4	784.6	937.5	3,920.1	3,115.3	4,704.7	4,052.8
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.1	$6,057.8	$4,775.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016	August 31, 2017	November 30, 2016
Asset Managers	$—	$—	$13.6	$39.7	$—	$10.9	$13.6	$50.6	$3,207.6	$2,599.1	$3,221.2	$2,649.7
Banks, Broker-dealers	0.9	0.2	600.2	435.9	97.8	170.4	698.9	606.5	1,599.1	930.0	2,298.0	1,536.5
Commodities	—	—	—	—	—	3.3	—	3.3	—	—	—	3.3
Corporates	174.1	204.4	—	—	34.5	18.4	208.6	222.8	—	—	208.6	222.8
Other	47.8	42.1	265.8	274.4	16.4	47.0	330.0	363.5	—	—	330.0	363.5
Total	$222.8	$246.7	$879.6	$750.0	$148.7	$250.0	$1,251.1	$1,246.7	$4,806.7	$3,529.1	$6,057.8	$4,775.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at August 31, 2017 and November 30, 2016 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$318.5	$(115.9)	$(22.6)	$0.3	$89.0	$24.2	$38.7	$293.5	$332.2
Switzerland	92.2	(18.5)	0.8	—	30.0	2.1	4.3	106.6	110.9
Germany	181.6	(237.2)	67.3	—	92.2	1.2	280.7	105.1	385.8
Netherlands	198.2	(160.1)	0.6	—	54.6	0.9	—	94.2	94.2
Spain	186.3	(103.7)	(0.5)	—	0.1	—	157.7	82.2	239.9
France	338.9	(104.5)	(233.4)	—	66.3	9.6	—	76.9	76.9
Brazil	114.0	(49.6)	(0.3)	—	—	—	0.5	64.1	64.6
Puerto Rico	57.6	(0.2)	—	—	—	—	—	57.4	57.4
Japan	62.3	(46.2)	14.3	—	25.2	—	143.2	55.6	198.8
Singapore	44.6	(7.9)	3.9	—	—	—	19.4	40.6	60.0
Total	$1,594.2	$(843.8)	$(169.9)	$0.3	$357.4	$38.0	$644.5	$976.2	$1,620.7

	November 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
Our net issuer and counterparty risk exposure to Puerto Rico of $57.4 million at August 31, 2017 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.3 billion in debt on a voluntary basis. At August 31, 2017, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2017 and November 30, 2016; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016; (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended August 31, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 10, 2017	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)