Form 10-K
period 2017-11-30
Jefferies Group LLC
filed 2018-01-26
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
Commission file number 1-14947

JEFFERIES GROUP LLC
(Exact name of registrant as specified in its charter)

Delaware	95-4719745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
5.125% Senior Notes Due 2023	New York Stock Exchange
4.850% Senior Notes Due 2027	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2017.
The Registrant is a wholly-owned subsidiary of Leucadia National Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2017

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated securities and investment banking firm. Our largest subsidiary, Jefferies LLC (“Jefferies”), was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited (“Jefferies Europe”), was established in the U.K. in 1986. On March 1, 2013, we became an indirect wholly owned subsidiary of publicly traded Leucadia National Corporation (“Leucadia”) (referred to herein as the “Leucadia Transaction”). Richard Handler, our Chief Executive Officer and Chairman, is Leucadia’s Chief Executive Officer and Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President. Messrs. Handler and Friedman are also Leucadia Directors.
At November 30, 2017, we had 3,450 employees in the Americas, Europe, the Middle East and Asia. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is 212-284-2550 and our Internet address is jefferies.com.
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
Financial information regarding our reportable business segments for the years ended November 30, 2017, 2016 and 2015 is set forth in Note 18, Segment Reporting in our consolidated financial statements included in this Annual Report on Form 10-K in Part II, Item 8.
Our Businesses
Capital Markets
Our Capital Markets segment focuses on Equities, Fixed Income and Investment Banking. We primarily serve institutional investors, corporations and government entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equities
Equities Research, Sales and Trading
We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa (“EMEA”); and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,000 companies around the world and a further more than 800 companies are covered by nine leading local firms in Asia Pacific with whom we maintain alliances.
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
Fixed Income
Fixed Income Sales and Trading
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.
Investment Banking
We provide our clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Our services are enhanced by our deep industry expertise, our global distribution capabilities and our senior level commitment to our clients.
Approximately 800 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer & Retail, Energy, Financial Institutions, Healthcare, Industrials, Real Estate, Gaming & Lodging, Technology, Media & Telecommunications, Financial Sponsors and Public Finance. Our product coverage groups include equity capital markets, debt capital markets, and advisory, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Our geographic coverage groups include teams based in major cities in the United States, Toronto, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Tokyo, Zurich and Dubai.

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
Advisory Services
We provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, we advise sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. In the restructuring and recapitalization area, we provide companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.
Asset Management
Through Jefferies Investment Advisers, LLC (“JIA”) and partnerships with Leucadia Asset Management LLC (“LAM”), we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. We are supporting and developing focused strategies managed by distinct management teams.  Products currently offered by JIA to pension funds, insurance companies, sovereign wealth funds, and other institutional investors through these platforms include systematic quantitative and global equity event-driven strategies.
Leucadia has made investments in certain managed accounts and funds managed by these programs and, accordingly, a portion of the net results are allocated directly to Leucadia.
Competition
All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our culture, tenacity and commitment to serve our clients.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures and swaps). In addition, the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations that are actively involved in the regulation of financial services businesses. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants (“FCMs”) and swap dealers. The designated examining authority for Jefferies’ activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies’ FCM activities is the NFA. Financial services businesses are also subject to regulation by state securities commissions and attorneys general in those states in which they do business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, recordkeeping and the conduct of directors, officers and employees. Registered advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, disclosure to clients, and recordkeeping; and advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodities, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC, FINRA or NFA, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs and swap dealers. The SEC, CFTC, FINRA, NFA, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies and its officers and employees (including, without limitation, injunctions, censures, fines, suspensions, membership expulsions, or revocations of licenses and registrations. In addition, broker-dealers, investment advisers, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges and trading platforms of which they are a member.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Jefferies has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies’ operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments.
As a non-clearing FCM, Jefferies is required to maintain minimum adjusted net capital of $1.0 million.
Our subsidiaries that are provisionally registered swap dealers will become subject to capital requirements under the Dodd-Frank Act once the relevant rules become final. For additional information see Item 1A. Risk Factors - “Recent legislation and new and pending regulation may significantly affect our business.”
Jefferies Group LLC is not subject to any regulatory capital rules.
See Net Capital within Item 7. Management’s Discussion and Analysis and Note 17, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors - “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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
Many of these new laws and rules are the result of commitments made since 2008 by leaders of the nations constituting the Group of Twenty, or G-20, to reduce the systemic risk arising from financial derivatives. Title VII of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations adopted and to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps and parties that deal in such swaps and security-based swaps. Two of our subsidiaries are provisionally registered as swap dealers with the CFTC and are members of the NFA. We may also register one or more additional subsidiaries as security-based swap dealers with the SEC in the future. Title VII and related impending regulations subject certain swaps and security-based swaps to clearing and exchange trading requirements and subject swap dealers and security-based swap dealers to significant new burdens. We have already incurred significant compliance and operational costs as a result of the Dodd-Frank Act, and when all the final rules contemplated by Title VII have been implemented, our swap dealer entities will also be subject to mandatory capital and margin requirements that will likely have an effect on our business. While there continues to be uncertainty about the full impact of these changes, we will continue to be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.
The European Market Infrastructure Regulation (“EMIR”) relating to derivatives entered into force during August 2012 and, in common with the Dodd-Frank Act in the U.S., introduced certain requirements in respect of derivative contracts including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and record keeping requirements in respect of all derivative contracts. EMIR’s requirements primarily apply to “financial counterparties” such as European Union (“EU”) authorized investment firms, credit institutions, insurance companies, UCITs and alternative investment funds managed by EU authorized alternative investment fund managers, and “non-financial counterparties” (being an EU entity which is not a financial counterparty). EMIR also applies to non-EU regulated entities which transact derivatives with in-scope EU counterparties, if such non-EU regulated entities would be classified as financial counterparties or non-financial counterparties if they were established in the EU. As a result, members of our group who are EU-regulated entities or subsidiaries and, when transacting with in-scope EU counterparties, members of our group who are non-EU regulated entities or subsidiaries may be subject to additional obligations and/or costs that may not otherwise have applied.
During January 2018, the Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive came into force (collectively referred to as “MiFID II”). MiFID II imposes certain restrictions as to the trading of shares and derivatives including new market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. Subject to certain conditions and exceptions we may be unable to trade shares or derivatives with in-scope counterparties other than as provided by MiFID II. The EU is also currently considering or executing upon significant revisions to laws covering: resolution of banks, investment firms and market infrastructure; administration of financial benchmarks; credit rating activities; anti-money-laundering controls; data security and privacy; remuneration principles and proportionality; new amendments to capital and liquidity standards; disclosures under the Basel regime aiming to increase market transparency and consistency and corporate governance in financial firms.
In May 2018, the EU’s new General Data Protection Regulation will replace the existing EU Data Protection Directive, and it will have a significant impact on how businesses can collect and process the personal data of EU individuals, including the requirement for business to self-report personal data breaches to the relevant supervisory authority and, under certain circumstances, to the affected data subjects, and provide additional rights to individuals whose data is processed, including the “right to erasure” (also commonly known as the right to be forgotten) by having their records erased and the right to data portability. Penalties for non-compliance are also significantly higher, with the maximum fine being the higher of €20 million or 4% of global turnover for the preceding year. In addition, numerous proposals regarding privacy and data protection are pending before U.S. and non-U.S. legislative and regulatory bodies.
Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
In addition, the scope, timing and final implementation of regulatory reform is uncertain and could negatively impact our business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Any violation of these laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as Registered Investment Advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
Certain of our subsidiaries are subject to regulatory financial capital holding requirements, such as the Net Capital Rule, that could impact various capital allocation decisions or limit the operations of our broker-dealers. In particular, compliance with the Net Capital Rule may restrict our broker-dealers’ ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments.
Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, conflicts and inconsistencies among rules and regulations, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition. We continue to monitor the impact of new U.S. and international regulation on our businesses.
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

•
Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The United Kingdom’s exit from the European Union could adversely affect our business.
The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the EU. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the EU, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The uncertainty surrounding the timing, terms and consequences of the U.K.’s exit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition.
We operate substantial parts of our EU businesses from entities based in the U.K. Upon the U.K. leaving the EU, the regulatory and legal environment that would then exist, and to which our U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements the U.K. agreed with the EU and other trading partners. It is highly likely that changes to our legal entity structure and operations in Europe will be required as a result of these arrangements, which might result in a less efficient operating model across our European legal entities. We are in the process of finalizing plans to ensure our continued ability to operate in the U.K. and the EU beyond the expected exit date.
Recent U.S. tax legislation may have a material adverse effect on the financial condition, results of operations and cash flows of us or our parent.
Recently enacted U.S. tax legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Thus, the impact of certain aspects of the legislation on us or our parent is currently unclear and could have an adverse impact on the financial condition, results of operations and cash flows of us or our parent.
Damage to our reputation could damage our business.
Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, cybersecurity and privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. Our operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue. There is no assurance that we will be able to successfully reverse the negative impact of allegations and rumors in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.
A credit-rating agency downgrade could significantly impact our business.
Maintaining an investment grade credit rating is important to our business and financial condition. If our credit ratings were downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged, which could adversely affect our client relationships. Additionally, we intend to access the capital markets and issue debt securities from time to time, and a decrease in our credit ratings or outlook could adversely affect our liquidity and competitive position, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact the prices of our debt securities. There can be no assurance that our credit ratings will not be downgraded.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our principal trading and investments expose us to risk of loss.
A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans and futures and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.
We are exposed to market risk.
We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread, the difference between the yield we earn on our assets and the interest rate we pay for sources of funding, which, in turn, impacts our net interest revenue and earnings. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. In our brokerage operations, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, in those operations, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.
Market risk is inherent in the financial instruments associated with our operations and activities, including trading account assets and liabilities, loans, securities, short-term borrowings, corporate debt, and derivatives. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.
In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on our balance sheet, thereby increasing capital requirements, which could have an adverse effect on our business, results of operations, financial condition, and liquidity.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management within Part II, Item 7. of this Annual Report on Form 10-K for additional discussion.
We may incur losses if our risk management is not effective.
We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our exposure to acceptable levels as we conduct our business. We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity. Our framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital and performance analysis. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management within Part II. Item 7. of this Annual Report on Form 10-K for additional discussion. While we employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.
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
All aspects of our business are intensely competitive. We compete directly with a number of bank holding companies and commercial banks, other broker-dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, transaction execution abilities, relative prices of the products and services being offered, bundling of products and services and the quality of products and service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel. Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of operations, financial condition and liquidity.
Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel.
If we were to lose the services of certain of our professionals, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses frequently require that we incur compensation and benefits expense before generating additional revenues.
Moreover, companies in our industry whose employees accept positions with competitors often claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel who have worked for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our information and technology systems are critical components of our business and operations, and a failure of those systems or other aspects of our operations infrastructure may disrupt our business, cause financial loss, increase our legal liability and constrain our growth.
Our business and operations rely extensively on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and devote significant resources to maintaining and upgrading our systems and networks with measures such as intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications and supervising third party providers that have access to our systems, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in and transmitted through our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not covered or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, we and our third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future or could occur more frequently and on a larger scale.
We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others. Any failure to comply with these regulations could expose us to liability and/or reputational damage. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to cyber attacks and misappropriation, corruption or loss of information or technology.
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
We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In certain circumstances, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that our risk controls will be successful.
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
Certain business initiatives, including expansions of existing businesses, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks and reputational concerns regarding the manner in which we conduct our business activities and the manner in which these assets are being operated or held.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The preparation of our consolidated financial statements requires the use of estimates that may vary from actual results.
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain.
Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, investments, including certain loans and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

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

Item 3. Legal Proceedings
Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any pending matter will have a material adverse effect on our consolidated financial statements.

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
The Company’s results of operations for the 12 months ended November 30, 2017 (“2017”), November 30, 2016 (“2016”) and November 30, 2015 (“2015”) are discussed below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2017	2016	2015	2017	2016
Net revenues	$3,198,109	$2,414,614	$2,475,241	32.4%	(2.4)%
Non-interest expenses	2,693,185	2,384,642	2,361,014	12.9%	1.0%
Earnings before income taxes	504,924	29,972	114,227	1,584.7%	(73.8)%
Income tax expense	147,340	14,566	18,898	911.5%	(22.9)%
Net earnings	357,584	15,406	95,329	2,221.1%	(83.8)%
Net earnings (loss) attributable to noncontrolling interests	86	(28)	1,795	N/M	N/M
Net earnings attributable to Jefferies Group LLC	357,498	15,434	93,534	2,216.3%	(83.5)%
Effective tax rate	29.2%	48.6%	16.5%	(39.9)%	194.5%
N/M — Not Meaningful
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are highly complex in their application. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a territorial income tax system, and imposing a toll charge on the unremitted earnings of foreign subsidiaries. We are currently evaluating the impact that the Tax Act will have on both our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings. At this time, based on information currently available, we anticipate taking a charge of approximately $170 million in the first quarter of 2018. Approximately two-thirds of this estimated charge relates to the non-cash write down of our deferred tax asset. This reflects the impact of a lower federal tax rate of 21% on the future deductibility of our deferred tax items. The remaining balance relates to a toll charge on the deemed repatriation of unremitted foreign earnings.
The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is highly complex and we continue to assess the impact that various provisions will have on our business.

Executive Summary
2017 Compared with 2016
Consolidated Results

•	Net revenues for 2017 were an annual record of $3,198.1 million, compared with $2,414.6 million for 2016, an increase of $783.5 million, or 32.4%.

•	The results for 2017 were due to record investment banking revenues and record equities net revenues, partially offset by lower fixed income net revenues.

•	Throughout 2017, we continued to maintain strong leverage ratios and liquidity and a strong capital base.
Business Results

•
Record investment banking revenues for 2017 reflect record debt capital markets revenues, record advisory revenues and significantly higher equity capital markets revenues, as a result of higher transaction volumes and values throughout 2017, driven in part by our effort to continue to expand our investment banking team through promotions and new hires.

•
The increase in equities net revenues was primarily attributable to a net gain of $117.3 million recognized during 2017 from our investment in two equity positions, including KCG Holdings, Inc. (“KCG”), compared with a net loss of $17.9 million in 2016 from these two positions. KCG was sold in full on July 20, 2017. Our equities net revenues also include a net gain in 2017 of $90.8 million from our joint venture investment in Jefferies Finance, LLC (“Jefferies Finance”), compared with a net loss of $9.3 million in 2016.

•	The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which negatively impacted our client flow oriented fixed income businesses in the last nine months of 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Net revenues for 2017 includes investment losses from managed funds of $4.0 million, compared with investment income from managed funds of $4.7 million in 2016.
Expenses

•
Non-interest expenses for 2017 increased $308.5 million, or 12.9%, to $2,693.2 million, compared with $2,384.6 million for 2016, reflecting primarily an increase in Compensation and benefits expense, and a smaller increase in Non-compensation expenses.

•
Compensation and benefits expense for 2017 was $1,829.1 million, an increase of $260.1 million, or 16.6%, from 2016, as a result of significantly higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 57.2% for 2017, compared with 65.0% in 2016. The unusually high compensation ratio in 2016 was due to the significantly lower net revenue results in 2016 and the relationship of non-discretionary compensation to the net revenue decline. The lower ratio in 2017 demonstrates the operating leverage inherent in our business model.

•
Non-compensation expenses for 2017 were $864.1 million, an increase of $48.4 million, or 5.9%, from 2016. The increase was consistent with the increased activity associated with higher net revenues, as well as increased spending on technology. At the same time, non-compensation expenses as a percentage of Net revenues declined from 33.8% to 27.0%, again demonstrating strategically the operating leverage inherent in our business.

Headcount

•
At November 30, 2017, we had 3,450 employees globally, an increase of 121 employees from our headcount of 3,329 at November 30, 2016. Our headcount increased, primarily as a result of a 60 person increase in our investment banking headcount consistent with our strategic plan to drive growth in this effort, as well as increases in other core businesses and corporate services due to business growth.

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

•	Throughout 2016, we maintained strong leverage ratios and liquidity and a strong capital base.
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

•
The decline in equities net revenues was primarily attributable to a net loss of $17.9 million recognized during 2016 from our investment in two equity positions, including KCG, compared with a net gain $49.1 million in 2015 from these two positions. The decline in results was also due to net mark-to-market gains from certain equity inventory positions during 2015, which were not repeated during 2016. Equities revenues also include a net loss of $9.3 million from our share of our Jefferies Finance joint venture in 2016, compared with net revenues of $41.4 million in 2015.

•
Net revenues for 2016 included investment income from managed funds of $4.7 million compared with investment losses from managed funds of $23.8 million in 2015, primarily due to lower valuations in the energy and shipping sectors in 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Expenses

•
Non-interest expenses for 2016 increased $23.6 million, or 1.0%, to $2,384.6 million, compared with $2,361.0 million for 2015, reflecting an increase in Compensation and benefits expense, partially offset by a decrease in Non-compensation expenses.

•
Compensation and benefits expense for 2016 was $1,568.9 million, an increase of $101.8 million, or 6.9%, from 2015. Compensation and benefits expenses as a percentage of Net revenues was 65.0% for 2016, compared with 59.3% in 2015. The increase in the compensation ratio for 2016 as compared to 2015 is primarily due to the composition of revenue by business line in the first quarter of 2016.

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

Jefferies Bache

•
On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Jefferies Bache business to Société Générale S.A. During the second quarter of 2016, we completed the exit of this business.

•
Net revenues globally from this business activity, which are included in our fixed income results, and expenses directly related to the Bache business, which are included in non-interest expenses, were $80.2 million and $214.8 million, respectively, for 2015. There were no meaningful revenues or expenses from this business for 2016.

•	For further information, refer to Note 20, Exit Costs, in our consolidated financial statements included in this Annual Report on Form 10-K.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2017		2016		2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2017	2016
Equities	$799,451	25.0%	$549,553	22.8%	$757,447	30.7%	45.5%	(27.4)%
Fixed income	617,910	19.3	640,026	26.5	270,772	10.9	(3.5)%	136.4%
Total sales and trading	1,417,361	44.3	1,189,579	49.3	1,028,219	41.6	19.1%	15.7%
Equity	344,973	10.8	235,207	9.7	408,474	16.5	46.7%	(42.4)%
Debt	649,220	20.3	304,576	12.6	398,179	16.1	113.2%	(23.5)%
Capital markets	994,193	31.1	539,783	22.3	806,653	32.6	84.2%	(33.1)%
Advisory	770,092	24.1	654,190	27.1	632,354	25.5	17.7%	3.5%
Total investment banking	1,764,285	55.2	1,193,973	49.4	1,439,007	58.1	47.8%	(17.0)%
Asset management fees and investment income (loss) from managed funds:
Asset management fees	20,490	0.6	26,412	1.1	31,819	1.3	(22.4)%	(17.0)%
Investment income (loss) from managed funds	(4,027)	(0.1)	4,650	0.2	(23,804)	(1.0)	186.6%	119.5%
Total	16,463	0.5	31,062	1.3	8,015	0.3	(47.0)%	287.5%
Net revenues	$3,198,109	100.0%	$2,414,614	100.0%	$2,475,241	100.0%	32.4%	(2.4)%
The following table sets forth our total sales and trading net revenues (dollars in thousands):

				% Change from Prior Year
	2017	2016	2015	2017	2016
Commissions and other fees	$593,257	$611,574	$659,002	(3.0)%	(7.2)%
Principal transactions	800,660	519,652	172,608	54.1%	201.1%
Other	98,316	19,724	74,074	398.5%	(73.4)%
Net interest	(74,872)	38,629	122,535	N/M	(68.5)%
Total sales and trading net revenues	$1,417,361	$1,189,579	$1,028,219	19.1%	15.7%
N/M — Not Meaningful
Equities Net Revenue
Equities net revenues include equity commissions, equity security principal trading and investments (including our investment in KCG and, from time to time, other blocks of equity securities) and net interest revenue generated by our equities sales and trading, prime services and wealth management businesses relating to the following products:

•	cash equities,

•	electronic trading,

•	equity derivatives,

•	convertible securities,

•	prime brokerage,

•	securities finance and

•	alternative investment strategies.
KCG was sold on July 20, 2017. We recognized a $93.4 million gain from our holdings of KCG in 2017 and an aggregate of $347.7 million in gain over the five year life of this investment.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equities net revenue also includes our share of the net earnings from our joint venture investments in Jefferies Finance and Jefferies LoanCore, LLC (“Jefferies LoanCore”), which are accounted for under the equity method. On October 31, 2017, we sold all of our membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, we may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds.
2017 Compared with 2016

•	Total equities net revenues were an annual record of $799.5 million for 2017, an increase of $249.9 million, compared with $549.6 million for 2016.

•	Results during 2017 include a net gain of $117.3 million from our investment in two equity positions, including KCG, compared with a net loss in 2016 of $17.9 million from these two positions.

•
Equities net revenues increased with higher revenues in our electronic trading, prime services, and Asia Pacific cash equities businesses primarily due to increased customer activity and increased trading volumes. The increase was partially offset by lower revenues in our equity options and Europe cash equities businesses, primarily due to reduced market making activities and lower equity volatility. In addition, 2016 included certain strategic investment gains from exposures to energy, volatility, financial and currency markets.

•
Equities commission revenues declined in our equity derivative and U.S. cash equities businesses due to reduced trading volumes and lower levels of volatility, partially offset by higher revenues in our electronic trading and Asia Pacific cash equities businesses due to increased trading volumes.

•
Equities net revenues during 2017 also include a net gain in 2017 of $90.8 million from our share of Jefferies Finance, primarily due to an increase in loan syndication activity, compared with net loss of $9.3 million in 2016, primarily due to the mark down of certain loans held for sale. Net revenues from our share of Jefferies LoanCore increased slightly during 2017 as compared to 2016 due to an increase in loan closings and syndications. On October 31, 2017, we sold all of our membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017.

2016 Compared with 2015

•	Total equities net revenues were $549.6 million for 2016, a decrease of $207.9 million compared with $757.4 million for 2015.

•
Results during 2016 include a net loss of $17.9 million from our investment in two equity positions, including KCG, compared with a net gain of $49.1 million in 2015 from these two positions. In addition, equities net revenues for 2015 included significant gains on additional securities positions, which were not repeated during 2016.

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

Fixed Income Net Revenues
Fixed income net revenues includes commissions, principal transactions and net interest revenue generated by our fixed income sales and trading businesses from the following products:

•	investment grade corporate bonds,

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	mortgage- and asset-backed securities,

•	government and agency securities,

•	high yield and distressed securities,

•	bank loans,

•	municipal bonds,

•	emerging markets debt,

•	foreign exchange and

•	interest rate derivatives.
2017 Compared with 2016

•	Fixed income net revenues totaled $617.9 million for 2017, a decrease of $22.1 million compared with net revenues of $640.0 million in 2016.

•
We recorded modestly lower revenues in 2017 as compared with 2016, primarily due to a more challenging trading environment across most products, including most credit and rates businesses. In 2017, volatility was dampened as quantitative easing continued across most markets we transact in. This was partially offset by better risk management, addition of staff in certain businesses, and refreshed strategies in some businesses. The following highlights the main components of the results:

◦
Net revenues in our leveraged credit business in 2017 were higher due to increased trading activities in high yield and distressed products as a result of additions to staff and repositioned risk. This was compared to relatively significant mark-to-market losses recognized in the early part of 2016.

◦
Higher revenues in our European credit and international securitized markets group businesses were due to repositioned strategies taking advantage of trading opportunities in certain industry sectors. This is compared to volatile oil prices and uncertainty as to bank liquidity in 2016, which negatively impacted revenues in this business in the prior year.

◦
Our municipal securities business performed extremely well for the greater part of the year, driven by increased client activity as new team members were added and market share expanded. Performance for the municipal securities business was partially dampened at the end of the 2017 fiscal year as the municipal bond market dislocated over concerns around the potential impacts of pending U.S. tax reform on both municipal bond issuers and investors.

◦
Revenues in our corporates and emerging markets business declined in a maturing credit cycle as volatility and transaction spreads decreased from prior year levels, while demand for new issuances and higher yielding investments and higher levels of volatility were prevalent in 2016.

◦
Lower revenues in our global rates and U.S. securitized markets group business were due to lower levels of volatility resulting in lower transaction based revenues. In the U.S. securitized markets businesses this was partially offset by increased activity in origination businesses including collateralized loan obligations (“CLOs”).

2016 Compared with 2015

•	Fixed income net revenues were $640.0 million for 2016, an increase of $369.3 million, compared with net revenues of $270.8 million in 2015.

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

•
We recorded higher revenues in 2016 as compared with 2015 due to improved trading conditions across most core businesses, partially offset by lower revenues in our international rates business due to lower trading volumes. The following highlights the main components of the increase in the results:

◦
Revenues in our leveraged credit business were strong on increased trading volumes within high yield and distressed products, as a result of an improved credit environment, as well as strategic growth in the business, compared with mark-to-market write-downs in 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦	Results in our emerging markets business during 2016 were higher due to an upgraded sales and trading team and increased levels of volatility and improved market conditions.

◦	Revenues from our corporates businesses increased as compared to 2015 due to increased client activity and higher demand for new issuances and higher yielding investments.

◦
Our securitized markets businesses were positively impacted by increased demand for spread products, compared with the negative impact of market volatility as credit spreads tightened for these asset classes and expectations of future rate increases in 2015.

◦	The municipal securities business performed well during 2016, as improved trading activity was driven by market technicals, compared with net outflows in 2015.

◦	Volatility during 2016 due to fluctuating expectations as to future Federal Reserve interest rate increases contributed to increased revenues in our U.S. rates business.
Investment Banking Revenue
Investment banking revenues include the following:

•	Capital markets revenues include underwriting and placement revenues related to corporate debt, municipal bonds, mortgage- and asset-backed securities and equity and equity-linked securities.

•	Advisory revenues consist primarily of advisory and transaction fees generated in connection with merger, acquisition and restructuring transactions.
The following table sets forth our investment banking revenue (dollars in thousands):

				% Change from Prior Year
	2017	2016	2015	2017	2016
Equity	$344,973	$235,207	$408,474	46.7%	(42.4)%
Debt	649,220	304,576	398,179	113.2%	(23.5)%
Capital markets	994,193	539,783	806,653	84.2%	(33.1)%
Advisory	770,092	654,190	632,354	17.7%	3.5%
Total	$1,764,285	$1,193,973	$1,439,007	47.8%	(17.0)%
The following table sets forth our Investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2017	2016	2015	2017	2016	2015
Public and private debt financings	1,121	892	1,003	$292.1	$188.6	$199.8
Public and private equity and convertible offerings (1)	173	129	203	59.7	24.4	56.6
Advisory transactions (2)	181	179	171	180.6	135.2	141.1

(1)	We acted as sole or joint bookrunner on 164, 125 and 183 offerings during 2017, 2016 and 2015, respectively.

(2)	The number of advisory deals completed includes 10, 18 and 13 restructuring and recapitalization transactions during 2017, 2016 and 2015, respectively.
2017 Compared with 2016

•
Total investment banking revenues were a record of $1,764.3 million for 2017, 47.8% higher than 2016. This increase was due to strong performance across our debt capital markets, equity capital markets and advisory businesses, supported by a strong overall capital raising and merger and acquisition environment. In 2016, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout 2016.

•	Capital markets revenues in 2017 increased 84.2% from 2016. Advisory revenues for 2017 increased 17.7% compared to 2016.

•
From equity and debt capital raising activities, we generated $345.0 million and $649.2 million in revenues, respectively, in 2017, compared with $235.2 million and $304.6 million in revenues, respectively, in 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

2016 Compared with 2015

•
Total investment banking revenues were $1,194.0 million for 2016, 17% lower than 2015. Lower investment banking results were attributable to lower new issue equity and leveraged finance capital markets revenues. This was primarily as a result of the capital markets slowdown, which began in the second half of 2015 and continued for much of 2016. We generated $235.2 million and $304.6 million in equity and debt capital market revenues, respectively, for 2016, a decrease of 42.4% and 23.5%, respectively, from 2015.

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
The following summarizes the results of our Asset Management businesses by asset class (in thousands):

				% Change from Prior Year
	2017	2016	2015	2017	2016
Asset management fees:
Fixed income (1)	$1,267	$2,482	$4,090	(49.0)%	(39.3)%
Equities	2,718	1,757	4,875	54.7%	(64.0)%
Multi-asset	16,505	22,173	20,173	(25.6)%	9.9%
Convertibles (2)	—	—	2,681	N/M	(100.0)%
Total asset management fees	20,490	26,412	31,819	(22.4)%	(17.0)%
Investment income (loss) from managed funds (3)	(4,027)	4,650	(23,804)	N/M	N/M
Total	$16,463	$31,062	$8,015	(47.0)%	287.5%
N/M — Not Meaningful

(1)
Fixed income asset management fees represented ongoing consideration we received from the sale in 2010 of contracts to manage certain CLOs. As sale consideration, we were entitled to a portion of the asset management fees earned under the contracts for their remaining lives. These CLOs were liquidated as of May 31, 2017.

(2)
During the fourth quarter of 2014, as part of a strategic review of our business, we decided to liquidate our International Asset Management business, which provided long only investment solutions in global convertible bonds to institutional investors. Asset management fees from this business comprise our convertibles asset strategy in the table above.

(3)	Investment income (loss) from managed funds primarily is comprised of net unrealized markups (markdowns) in private equity funds managed by related parties.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2017	2016
Assets under management (1):
Equities	$218	$170
Multi-asset	1,271	884
Total	$1,489	$1,054

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2017	2016	2015	2017	2016
Compensation and benefits	$1,829,096	$1,568,948	$1,467,131	16.6%	6.9%
Non-compensation expenses:
Floor brokerage and clearing fees	179,478	167,205	199,780	7.3%	(16.3)%
Technology and communications	279,242	262,396	313,044	6.4%	(16.2)%
Occupancy and equipment rental	102,904	101,133	101,138	1.8%	—%
Business development	99,884	93,105	105,963	7.3%	(12.1)%
Professional services	114,711	112,562	103,972	1.9%	8.3%
Other	87,870	79,293	69,986	10.8%	13.3%
Total non-compensation expenses	864,089	815,694	893,883	5.9%	(8.7)%
Total non-interest expenses	$2,693,185	$2,384,642	$2,361,014	12.9%	1.0%
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

•	Refer to Note 14, Compensation Plans included in this Annual Report on Form 10-K, for further details on compensation and benefits.
2017 Compared with 2016

•	Compensation and benefits expense was $1,829.1 million for 2017 compared with $1,568.9 million for 2016.

•
Compensation and benefits expense as a percentage of Net revenues was 57.2% for 2017 and 65.0% for 2016. The unusually high compensation ratio in 2016 was due to the significantly lower revenue results in 2016 and the relationship of non-discretionary compensation to the net revenue decline.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Compensation expense related to the amortization of share- and cash-based awards amounted to $278.2 million for 2017 compared with $287.2 million for 2016.

•
Employee headcount was 3,450 globally at November 30, 2017, an increase of 121 employees from our headcount of 3,329 at November 30, 2016. Our headcount increased, primarily as a result of a 60 person increase in our investment banking headcount consistent with our strategic plan to drive growth in this effort, as well as increases in other core businesses and corporate services due to business growth.

2016 Compared with 2015

•	Compensation and benefits expense was $1,568.9 million for 2016 compared with $1,467.1 million for 2015.

•
Compensation and benefits expense as a percentage of Net revenues was 65.0% for 2016 and 59.3% for 2015. The increase in the compensation ratio for 2016 as compared to 2015 is due to the composition of revenue by business line in the first quarter of 2016.

•	Compensation expense related to the amortization of share- and cash-based awards amounted to $287.2 million for 2016 compared with $307.1 million for 2015.

•
Compensation and benefits expense directly related to the activities of our Bache business was $87.7 million for 2015 and not meaningful for 2016. Included in Compensation and benefits expense for the Bache business for 2015 are severance, retention and related benefits costs of $38.2 million incurred as part of decisions surrounding the exit of this business.

•
Employee headcount was 3,329 globally at November 30, 2016, a decrease of 228 employees from our headcount of 3,557 at November 30, 2015. Our headcount has decreased, primarily as a result of exiting the Bache business, as well as continued discipline in headcount, productivity management and corporate services outsourcing.

Non-Compensation Expenses
2017 Compared with 2016

•	Non-compensation expenses were $864.1 million for 2017, an increase of $48.4 million, or 5.9%, compared with $815.7 million for 2016.

•	Non-compensation expenses as a percentage of Net revenues was 27.0% and 33.8% for 2017 and 2016, respectively.

•
The increase was consistent with the increased activity associated with higher net revenues, as well as increased spending on technology. At the same time, non-compensation expenses as a percentage of Net revenues declined from 33.8% to 27.0% again demonstrating strategically the operating leverage inherent in our business.

•
The increase in non-compensation expenses was primarily due to an increase in Floor brokerage and clearing expenses due to the mix of costs across certain equities and fixed income businesses, Technology and communications expenses due to costs associated with the development of the various trading systems and projects associated with corporate support and core business infrastructures, and an increase in certain Other expenses.

2016 Compared with 2015

•	Non-compensation expenses were $815.7 million for 2016, a decrease of $78.2 million, or 8.7%, compared with $893.9 million for 2015.

•	Non-compensation expenses as a percentage of Net revenues was 33.8% and 36.1% for 2016 and 2015, respectively.

•
Non-compensation expenses for 2016 were $815.7 million, a decrease of $78.2 million, or 8.7%, from 2015. The decrease in 2016 was due to our exiting the Bache business, which in 2015 generated $127.2 million of non-compensation expenses, including accelerated amortization expense of $19.7 million related to capitalized software, $11.2 million in contract termination costs and professional services costs of approximately $2.5 million in connection with our actions related to exiting the Bache business. There were no meaningful non-compensation expenses related to the Bache business in 2016. This reduction in 2016 was partially offset by higher Technology and communications expenses, excluding the Bache business, and higher Professional services expenses, excluding the Bache business. Technology and communications expenses, excluding the Bache business, increased due to higher costs associated with the development of the various trading systems and projects associated with corporate support infrastructure. In both years, we continued to incur legal and consulting fees as part of implementing various regulatory requirements, which are recognized in Professional services expenses. During 2015, we also released $4.4 million in reserves related to the resolution of bankruptcy claims against Lehman Brothers Holdings, Inc., which is presented in Bad debt expenses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Income Taxes
2017 Compared with 2016

•	For 2017, the provision for income taxes was $147.3 million, an effective tax rate of 29.2%, compared with a provision for income taxes of $14.6 million, an effective tax rate of 48.6%, for 2016.

•
The change in the effective tax rate for 2017 as compared with 2016 is primarily a result of expenses included in our Consolidated Statements of Earnings in excess of tax deductions related to share-based compensation, which substantially increased our effective tax rate for 2016 given our modest 2016 earnings. The reduced effective tax rate in 2017 is primarily due to the repatriation of earnings from certain foreign subsidiaries during the year, along with their associated foreign tax credits, which reduced the 2017 effective income tax rate, but had no effect on the 2016 rate.

2016 Compared with 2015

•	For 2016, the provision for income taxes was $14.6 million, an effective tax rate of 48.6%, compared with a provision for income taxes of $18.9 million, an effective tax rate of 16.5%, for 2015.

•
The change in the effective tax rate during 2016 as compared with 2015 was primarily attributable to expenses included in our Consolidated Statements of Earnings in excess of tax deductions related to share-based compensation.

Accounting Developments
For a discussion of recently issued accounting developments and their impact on our consolidated financial statements, see Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K.
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
We believe our critical accounting policies (policies that are both material to the financial condition and results of operations and require our most subjective or complex judgments) are our valuation of certain financial instruments and assessment of goodwill.
For further discussion of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Annual Report on Form 10-K.
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
For information on the composition of our financial instruments owned and financial instruments sold, not yet purchased recorded at fair value, see Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Fair Value Hierarchy – In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs, where Level 1 uses observable prices in active markets and Level 3 uses valuation techniques that incorporate significant unobservable inputs. Greater use of management judgment is required in determining fair value when inputs are less observable or unobservable in the marketplace, such as when the volume or level of trading activity for a financial instrument has decreased and when certain factors suggest that observed transactions may not be reflective of orderly market transactions. Judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. Prices or quotes are weighed when estimating fair value with greater reliability placed on information from transactions that are considered to be representative of orderly market transactions.
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
Level 3 Assets and Liabilities – For information on the composition and activity of our Level 3 assets and Level 3 liabilities, see Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.
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
Goodwill
At November 30, 2017, goodwill recorded in our Consolidated Statement of Financial Condition is $1,647.1 million (4.1% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2017.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The carrying values of goodwill by reporting unit at November 30, 2017 are as follows: $565.4 million in Investment Banking, $160.6 million in Equities and Wealth Management, $918.1 million in Fixed Income and $3.0 million in Strategic Investments.
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
Refer to Note 10, Goodwill and Intangible Assets in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on goodwill.

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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	November 30,
	2017	2016	% Change
Total assets	$39,705.7	$36,941.3	7.5%
Cash and cash equivalents	5,164.5	3,529.1	46.3%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578.0	857.3	(32.6)%
Financial instruments owned	13,998.1	13,809.5	1.4%
Financial instruments sold, not yet purchased	8,171.9	8,359.2	(2.2)%
Total Level 3 assets	327.7	413.3	(20.7)%

Securities borrowed	$7,721.8	$7,743.6	(0.3)%
Securities purchased under agreements to resell	3,689.6	3,862.5	(4.5)%
Total securities borrowed and securities purchased under agreements to resell	$11,411.4	$11,606.1	(1.7)%

Securities loaned	$2,843.9	$2,819.1	0.9%
Securities sold under agreements to repurchase	8,660.5	6,791.7	27.5%
Total securities loaned and securities sold under agreements to repurchase	$11,504.4	$9,610.8	19.7%
Total assets at November 30, 2017 and 2016 were $39.7 billion and $36.9 billion, respectively, an increase of 7.5%. During 2017, average total assets were approximately 14.9% higher than total assets at November 30, 2017.
Our total Financial instruments owned inventory at November 30, 2017 was $14.0 billion, an increase of 1.4% from inventory of $13.8 billion at November 30, 2016, primarily due to increases in mortgage- and asset-backed securities and corporate debt securities, partially offset by decreases in government, federal agency and other sovereign obligations and derivative contracts inventory. Financial instruments sold, not yet purchased inventory was $8.2 billion and $8.4 billion at November 30, 2017 and 2016, respectively, with the decrease primarily driven by decreases in sovereign obligations and derivative contracts inventory, partially offset by increases in government, federal agency and other sovereign obligations. Our overall net inventory position was $5.8 billion and $5.5 billion at November 30, 2017 and 2016, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.3% at November 30, 2017 from 3.0% at November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 1.7% from November 30, 2016 to November 30, 2017, due to an increase in the netting benefit for our collateralized financing transactions, partially offset by an increase in in our matched book activity and an increase in our firm financing of our short inventory. The outstanding balance of our securities loaned and securities sold under agreements to repurchase increased by 19.7% from November 30, 2016 to November 30, 2017 due to an increase in firm financing of our short inventory and an increase an increase in our matched book activity, partially offset by an increase in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during 2017 were 36.0% higher than the November 30, 2017 balances. Our average month end balances of total repos and stock loans during 2017 were 24.2% higher than the November 30, 2017 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2017	2016
Securities Purchased Under Agreements to Resell:
Period end	$3,690	$3,862
Month end average	6,195	5,265
Maximum month end	7,814	7,001
Securities Sold Under Agreements to Repurchase:
Period end	$8,661	$6,792
Month end average	11,273	11,410
Maximum month end	13,679	16,620
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		November 30,
		2017	2016
Total assets		$39,705,691	$36,941,276

Total equity		$5,759,559	$5,370,597

Total Jefferies Group LLC member’s equity		$5,758,822	$5,369,946
Deduct:	Goodwill and intangible assets	(1,842,882)	(1,847,124)
Tangible Jefferies Group LLC member’s equity		$3,915,940	$3,522,822

Leverage ratio (1)		6.9	6.9
Tangible gross leverage ratio (2)		9.7	10.0

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.2 billion at November 30, 2017 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•	Liquidity outflows associated with our prime services business, including withdrawals of customer credit balances, and a reduction in customer short positions.

•	Liquidity outflows to clearing banks to ensure timely settlements of cash and securities transactions.

•	Draws on our unfunded commitments considering, among other things, the type of commitment and counterparty.

•	Other upcoming large cash outflows, such as tax payments.
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2017, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
As a result of the Tax Cuts and Jobs Act enacted in December 2017, we anticipate incurring a one-time payment to Leucadia in fiscal 2018 of approximately $55.0 million due to the tax on the deemed repatriation of undistributed foreign earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2017	Average Balance Quarter ended November 30, 2017 (1)	November 30, 2016
Cash and cash equivalents:
Cash in banks	$2,244,207	$2,358,187	$905,003
Certificates of deposit	—	23,901	25,000
Money market investments	2,920,285	1,693,151	2,599,066
Total cash and cash equivalents	5,164,492	4,075,239	3,529,069
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,031,252	917,719	1,455,398
Other (3)	513,293	551,223	318,646
Total other sources	1,544,545	1,468,942	1,774,044
Total cash and cash equivalents and other liquidity sources	$6,709,037	$5,544,181	$5,303,113
Total cash and cash equivalents and other liquidity sources as % of Total assets	16.9%		14.4%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	17.7%		15.1%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2017, we had the ability to readily obtain repurchase financing for 72.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2017 and 2016 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30,
	2017		2016
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,718,617	$272,380	$1,815,819	$280,733
Corporate debt securities	2,475,291	57,290	1,818,150	—
U.S. government, agency and municipal securities	1,954,697	185,481	3,157,737	600,456
Other sovereign obligations	2,050,942	996,421	2,258,035	854,942
Agency mortgage-backed securities (1)	1,742,977	—	1,090,391	—
Loans and other receivables	243,664	—	274,842	—
Total	$10,186,188	$1,511,572	$10,414,974	$1,736,131

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
Average liquid financial instruments were $11.9 billion and $11.8 billion for 2017 and 2016, respectively. Average unencumbered liquid financial instruments were $1.6 billion for both 2017 and 2016.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 74.4% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at November 30, 2017.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2017, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, and structured notes totaled $436.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $482.4 million and $399.6 million for 2017 and 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC (“Jefferies”). Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2017, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented in Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2017, the outstanding notes were $722.1 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$164.0 million	May 15, 2018
2017-1 (1)	February 7, 2017	$97.4 million	February 7, 2018
2017-2 (1) (3)	July 27, 2017	$101.3 million	July 24, 2018
2017-3 (1)	August 15, 2017	$74.4 million	July 24, 2018
2017-4 (1) (3)	September 7, 2017	$75.0 million	August 24, 2018
2017-5 (1) (3)	September 15, 2017	$50.0 million	August 24, 2018
2017-6 (1) (4)	October 13, 2017	$60.0 million	November 26, 2018
2017-7 (1) (4)	October 20, 2017	$100.0 million	November 26, 2018

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	This note is redeemable at the option of the noteholders.

(3)	These notes are redeemable at our option and at the option of the noteholders.

(4)	These notes are redeemable at our option.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2017 and 2016, we had total long-term capital of $11.2 billion and $10.5 billion resulting in a long-term debt to equity capital ratio of 0.94:1 and 0.96:1, respectively. Our total long-term capital base at November 30, 2017 and 2016 was as follows (in thousands):

	November 30,
	2017	2016
Long-Term Debt (1)	$5,402,590	$5,130,822
Total Equity	5,759,559	5,370,597
Total Long-Term Capital	$11,162,149	$10,501,419

(1)
Long-term capital at November 30, 2017 excludes $7.1 million of our structured notes, as these notes mature on May 4, 2018, $324.8 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”), as these debentures were redeemable beginning on November 1, 2017, and $682.3 million of our 5.125% senior notes, as these notes mature on April 13, 2018. Long-term capital at November 30, 2016 excludes $6.3 million of our structured notes, as these notes were redeemable on May 4, 2017, and $346.2 million of our 3.875% convertible debentures, as these debentures were redeemable beginning on November 1, 2017. At November 1, 2017, $20.2 million of our 3.875% convertible debentures were called. At November 22, 2017, all of the remaining convertible debentures were called for optional redemption and were redeemed on January 5, 2018. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K for further details on these notes.

On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Leucadia National Corporation (“Leucadia”), in the amount of $200.0 million, payable on January 31, 2018, which will reduce our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution

JEFFERIES GROUP LLC AND SUBSIDIARIES

to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our net earnings.

Long-Term Debt
During 2017, long-term debt increased $933.5 million, net of retirements. During the year ended November 30, 2017, we issued senior notes with a total principal amount of approximately $609.1 million, net of retirements, and structured notes with a total principal amount of approximately $329.9 million, net of retirements. In addition, during 2017, we called $20.2 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”). Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at November 30, 2017 was $607.0 million.
On January 23, 2018, we issued 4.150% senior notes with a principal amount of $1.0 billion, due 2030. At November 22, 2017, all of the remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our $682.3 million 5.125% senior notes will mature in April 2018 and we will pay a $200.0 million distribution to Leucadia on January 31, 2018, which will reduce our total capital. For further information, see Note 12, Long-Term Debt, and Note 19, Related Party Transactions, in our consolidated financial statements included in this Annual Report on Form 10-K.
At November 30, 2017, our long-term debt has a weighted average maturity of approximately seven years.
Our long-term debt ratings at November 30, 2017 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB-	Stable
(1)     On January 10, 2018, Moody’s Investors Service reaffirmed our long-term debt rating of Baa3 and our rating outlook of stable.
At November 30, 2017, the long-term ratings on our principal operating broker-dealers, Jefferies and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable

(1)	On January 10, 2018, Moody’s Investors Service reaffirmed the long-term ratings on our principal operating broker-dealers of Baa2 and their rating outlooks of stable.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2017, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $48.5 million. For certain foreign clearing organizations credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2016, the increase to total Jefferies Group LLC member’s equity at November 30, 2017 is primarily attributed to net earnings in 2017.
Net Capital
As a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies is subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies, with Jefferies as the surviving entity.
At November 30, 2017, Jefferies’ net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,418,930	$1,330,169
FINRA is the designated examining authority for our U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies as an FCM.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At November 30, 2017, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 15, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.
For information on our commitments and guarantees, see Note 16, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The table below provides information about our contractual obligations at November 30, 2017. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$1,014.3	$734.9	$1,401.5	$645.1	$2,621.0	$6,416.8
Interest payment obligations on long term debt (2)	319.8	280.0	443.4	323.1	1,307.9	2,674.2
Operating leases (net of subleases) - premises and equipment (3)	59.5	57.7	98.9	106.1	576.3	898.5
Master sale and leaseback agreement (3)	1.5	0.2	—	—	—	1.7
Purchase obligations (4)	93.7	80.9	114.2	63.2	73.9	425.9
Total contractual obligations	$1,488.8	$1,153.7	$2,058.0	$1,137.5	$4,579.1	$10,417.1

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Amounts based on applicable interest rates at November 30, 2017.

(3)
For additional information on operating leases related to certain premises and equipment and a master sale and leaseback agreement, see Note 16, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2017 reflect the minimum contractual obligations under legally enforceable contracts.

Subsequent to November 30, 2017 and on or before January 31, 2018, we expect to make cash payments of $850.7 million related to compensation awards for fiscal 2017. See Note 14, Compensation Plans, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

•	Operational Risk Management Policies- These policies sets out roles, responsibilities, processes and escalation procedures regarding operational risk management.

•
Credit Risk Management Policy- This policy provides standards and controls for credit risk-taking throughout our global business activities. This policy also governs credit limit methodology and counterparty review.

•	Model Risk Management Policy- This policy sets out roles, processes and escalation procedures regarding all aspects of model risk management.

•	Vendor Risk Management Policy- This policy sets out roles, processes and escalation procedures regarding vendor risk management.
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
Our average daily VaR slightly declined to $7.79 million for 2017 from $7.91 million for 2016. This slight decline was due to lower equity, currency rate and commodity price risk, partially offset by an increase in interest rate risk and a lower diversification benefit.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at November 30, 2017				VaR at November 30, 2016
		Daily VaR for 2017				Daily VaR for 2016
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates	$3.38	$5.11	$9.59	$2.63	$5.82	$4.96	$6.99	$3.43
Equity Prices	2.90	5.17	17.20	2.52	6.71	5.42	9.55	2.60
Currency Rates	0.18	0.22	0.65	0.06	0.19	0.41	3.01	0.07
Commodity Prices	0.35	0.73	2.20	0.27	0.51	0.84	2.44	0.31
Diversification Effect (2)	(1.86)	(3.44)	N/A	N/A	(4.79)	(3.72)	N/A	N/A
Firmwide	$4.95	$7.79	$17.55	$4.52	$8.44	$7.91	$11.40	$4.30

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2017, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2017 (in thousands):

10% Sensitivity
Private investments	$15,464
Corporate debt securities in default	13,755
Trade claims	3,141
VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $705,000 at November 30, 2017, which is included in other comprehensive income.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily Net Trading Revenue
There were 14 days with trading losses out of a total of 252 trading days in 2017. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2017 (in millions).

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
Our Credit Risk Framework is responsible for identifying credit risks throughout the operating businesses, establishing counterparty limits and managing and monitoring those credit limits. Our framework includes:

•	Defining credit limit guidelines and credit limit approval processes;

•	Providing a consistent and integrated credit risk framework across the enterprise;

•	Approving counterparties and counterparty limits with parameters set by the Risk Management Committee;

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Negotiating, approving and monitoring credit terms in legal and master documentation;

•	Delivering credit limits to all relevant sales and trading desks;

•	Maintaining credit reviews for all active and new counterparties;

•	Operating a control function for exposure analytics and exception management and reporting;

•	Determining the analytical standards and risk parameters for on-going management and monitoring of global credit risk books;

•	Actively managing daily exposure, exceptions, and breaches;

•	Monitoring daily margin call activity and counterparty performance (in concert with the Margin Department); and

•	Setting the minimum global requirements for systems, reports, and technology.
Credit Exposures
Credit exposure exists across a wide-range of products, which includes the following:

•	Loans and lending, arising in connection with our capital markets activities and forward settling traded loans;

•	Securities and margin finance, which represents securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements);

•	OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement, and includes forward settling trades;

•	Cash and cash equivalents, which includes both interest-bearing and non-interest bearing deposits at banks.
Current counterparty credit exposures at November 30, 2017 and 2016 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2017, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties increased to 92% from 82% at November 30, 2016, and with a majority concentrated in North America.
When comparing our credit exposure at November 30, 2017 with credit exposure at November 30, 2016, excluding cash and cash equivalents, current exposure increased 9% to approximately $1,353 million from $1,247 million. Counterparty credit exposure increased over the year by 24% from OTC derivatives, primarily driven by investment grade North American banks and broker-dealers, and by 22% from securities and margin finance, primarily driven by investment grade European banks and broker-dealers. Counterparty credit exposure from our loans and lending portfolio decreased by 46%, primarily attributed to North American loans.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
AAA Range	$—	$—	$6.4	$—	$—	$—	$6.4	$—	$2,924.2	$2,601.4	$2,930.6	$2,601.4
AA Range	47.7	44.0	61.3	87.3	3.8	2.1	112.8	133.4	158.6	37.0	271.4	170.4
A Range	1.2	4.2	603.0	539.2	260.6	214.7	864.8	758.1	1,751.9	814.1	2,616.7	1,572.2
BBB Range	0.5	4.9	232.5	117.3	28.5	9.4	261.5	131.6	152.3	51.2	413.8	182.8
BB or Lower	12.5	100.1	8.1	6.2	16.7	23.8	37.3	130.1	100.6	25.1	137.9	155.2
Unrated	70.1	93.5	—	—	—	—	70.1	93.5	76.9	0.3	147.0	93.8
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.1	$6,517.4	$4,775.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Asia/Latin America/Other	$3.0	$4.9	$45.8	$16.3	$0.3	$32.7	$49.1	$53.9	$280.7	$165.8	$329.8	$219.7
Europe	1.0	—	403.5	234.4	54.0	20.9	458.5	255.3	540.0	248.0	998.5	503.3
North America	128.0	241.8	462.0	499.3	255.3	196.4	845.3	937.5	4,343.8	3,115.3	5,189.1	4,052.8
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.1	$6,517.4	$4,775.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Asset Managers	$—	$—	$15.9	$39.7	$7.1	$10.9	$23.0	$50.6	$2,920.3	$2,599.1	$2,943.3	$2,649.7
Banks, Broker-dealers	1.7	0.2	620.8	435.9	282.6	170.4	905.1	606.5	2,244.2	930.0	3,149.3	1,536.5
Commodities	—	—	—	—	—	3.3	—	3.3	—	—	—	3.3
Corporates	87.5	204.4	—	—	14.7	18.4	102.2	222.8	—	—	102.2	222.8
Other	42.8	42.1	274.6	274.4	5.2	47.0	322.6	363.5	—	—	322.6	363.5
Total	$132.0	$246.7	$911.3	$750.0	$309.6	$250.0	$1,352.9	$1,246.7	$5,164.5	$3,529.1	$6,517.4	$4,775.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at November 30, 2017 and 2016 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2

	November 30, 2016
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$318.9	$(166.4)	$815.3	$—	$86.9	$0.3	$111.9	$1,055.0	$1,166.9
Italy	1,069.8	(844.2)	69.8	—	—	0.2	—	295.6	295.6
France	356.2	(538.4)	419.5	—	24.8	3.4	—	265.5	265.5
United Kingdom	290.1	(136.4)	(12.7)	—	61.0	13.4	37.7	215.4	253.1
Spain	210.4	(151.7)	—	—	—	0.3	50.2	59.0	109.2
Hong Kong	34.0	(30.2)	1.3	—	0.5	—	79.1	5.6	84.7
Switzerland	80.7	(33.6)	12.1	—	11.4	2.2	4.1	72.8	76.9
Ireland	124.4	(61.2)	4.4	—	0.6	—	—	68.2	68.2
Singapore	36.2	(9.6)	3.9	—	—	—	16.1	30.5	46.6
Qatar	15.2	(0.7)	—	—	—	27.1	—	41.6	41.6
Total	$2,535.9	$(1,972.4)	$1,313.6	$—	$185.2	$46.9	$299.1	$2,109.2	$2,408.3
In addition, our net issuer and counterparty risk exposure to Puerto Rico was $29.7 million at November 30, 2017, which is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At November 30, 2017, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
Management evaluated our internal control over financial reporting as of November 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2017, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Jefferies Group LLC and subsidiaries (the "Company") as of November 30, 2017, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for the year ended November 30, 2017, and the related notes and the schedules listed in the Index at Items (15)(a)(1) and (15(a)(2) (collectively referred to as the "financial statements"). We have also audited, the Company's internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017, and the results of its operations and its cash flows for the year ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
New York, NY
January 26, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC:

In our opinion, the consolidated statement of financial condition as of November 30, 2016, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the two years in the period ended November 30, 2016 present fairly, in all material respects, the financial position of Jefferies Group LLC and its subsidiaries as of November 30, 2016, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of November 30, 2016 and for each of the two years in the period ended November 30, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
January 27, 2017

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2017	2016
ASSETS
Cash and cash equivalents ($7,514 and $16,805 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	$5,164,492	$3,529,069
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	578,014	857,337
Financial instruments owned, at fair value, (including securities pledged of $10,842,051 and $9,706,881 at November 30, 2017 and 2016, respectively; and $38,044 and $87,153 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	13,998,125	13,809,512
Investments in managed funds	195,227	186,508
Loans to and investments in related parties	682,790	653,872
Securities borrowed	7,721,803	7,743,562
Securities purchased under agreements to resell	3,689,559	3,862,488
Securities received as collateral	103	—
Receivables:
Brokers, dealers and clearing organizations	2,514,838	2,009,163
Customers	1,563,758	843,114
Fees, interest and other ($197 and $1,547 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	381,231	310,894
Premises and equipment	297,750	265,553
Goodwill	1,647,089	1,640,653
Other assets ($2 and $0 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	1,270,912	1,229,551
Total assets	$39,705,691	$36,941,276
LIABILITIES AND EQUITY
Short-term borrowings (includes $23,324 and $0 at fair value at November 30, 2017 and 2016, respectively)	$436,215	$525,842
Financial instruments sold, not yet purchased, at fair value	8,171,929	8,359,202
Collateralized financings:
Securities loaned	2,843,911	2,819,132
Securities sold under agreements to repurchase	8,660,511	6,791,676
Other secured financings (includes $0 and $41,768 at fair value at November 30, 2017 and 2016, respectively; and $722,108 and $755,544 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	722,108	755,576
Obligation to return securities received as collateral	103	—
Payables:
Brokers, dealers and clearing organizations	2,226,768	3,290,404
Customers	2,664,023	2,297,292
Accrued expenses and other liabilities ($1,391 and $735 at November 30, 2017 and 2016, respectively, related to consolidated VIEs)	1,803,720	1,248,200
Long-term debt (includes $606,956 and $248,856 at fair value at November 30, 2017 and 2016, respectively)	6,416,844	5,483,355
Total liabilities	33,946,132	31,570,679
EQUITY
Member’s paid-in capital	5,895,601	5,538,103
Accumulated other comprehensive loss:
Currency translation adjustments	(98,909)	(152,305)
Changes in instrument specific credit risk	(27,888)	(6,494)
Cash flow hedges	(936)	—
Additional minimum pension liability	(9,046)	(9,358)
Total accumulated other comprehensive loss	(136,779)	(168,157)
Total Jefferies Group LLC member’s equity	5,758,822	5,369,946
Noncontrolling interests	737	651
Total equity	5,759,559	5,370,597
Total liabilities and equity	$39,705,691	$36,941,276
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Revenues:
Commissions and other fees	$593,257	$611,574	$659,002
Principal transactions	800,660	519,652	172,608
Investment banking	1,764,285	1,193,973	1,439,007
Asset management fees and investment income from managed funds	16,463	31,062	8,015
Interest	905,601	857,838	922,189
Other	98,316	19,724	74,074
Total revenues	4,178,582	3,233,823	3,274,895
Interest expense	980,473	819,209	799,654
Net revenues	3,198,109	2,414,614	2,475,241
Non-interest expenses:
Compensation and benefits	1,829,096	1,568,948	1,467,131
Non-compensation expenses:
Floor brokerage and clearing fees	179,478	167,205	199,780
Technology and communications	279,242	262,396	313,044
Occupancy and equipment rental	102,904	101,133	101,138
Business development	99,884	93,105	105,963
Professional services	114,711	112,562	103,972
Other	87,870	79,293	69,986
Total non-compensation expenses	864,089	815,694	893,883
Total non-interest expenses	2,693,185	2,384,642	2,361,014
Earnings before income taxes	504,924	29,972	114,227
Income tax expense	147,340	14,566	18,898
Net earnings	357,584	15,406	95,329
Net earnings (loss) attributable to noncontrolling interests	86	(28)	1,795
Net earnings attributable to Jefferies Group LLC	$357,498	$15,434	$93,534
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Net earnings	$357,584	$15,406	$95,329
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	53,396	(115,494)	(27,157)
Changes in instrument specific credit risk (1)	(21,394)	(6,494)	—
Cash flow hedges (2)	(936)	—	—
Minimum pension liability adjustments (3)	312	(1,223)	(3,116)
Total other comprehensive income (loss), net of tax (4)	31,378	(123,211)	(30,273)
Comprehensive income (loss)	388,962	(107,805)	65,056
Net earnings (loss) attributable to noncontrolling interests	86	(28)	1,795
Comprehensive income (loss) attributable to Jefferies Group LLC	$388,876	$(107,777)	$63,261

(1)	Includes income tax benefit of approximately $13.2 million and $4.3 million for the years ended November 30, 2017 and 2016, respectively.

(2)	Includes income tax benefit of approximately $0.6 million for the year ended November 30, 2017.

(3)	Includes income tax benefit of approximately $0.1 million, $0.3 million and $4.2 million for the years ended November 30, 2017, 2016 and 2015, respectively.

(4)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Member’s paid-in capital:
Balance, beginning of period	$5,538,103	$5,526,855	$5,439,256
Net earnings attributable to Jefferies Group LLC	357,498	15,434	93,534
Tax detriment for issuance of share-based awards	—	(4,186)	(5,935)
Balance, end of period	$5,895,601	$5,538,103	$5,526,855
Accumulated other comprehensive income (loss), net of tax (1) (2):
Balance, beginning of period	$(168,157)	$(44,946)	$(14,673)
Currency adjustments	53,396	(115,494)	(27,157)
Changes in instrument specific credit risk	(21,394)	(6,494)	—
Cash flow hedges	(936)	—	—
Pension adjustments	312	(1,223)	(3,116)
Balance, end of period	$(136,779)	$(168,157)	$(44,946)
Total Jefferies Group LLC member’s equity	$5,758,822	$5,369,946	$5,481,909
Noncontrolling interests:
Balance, beginning of period	$651	$27,468	$38,848
Net earnings (loss) attributable to noncontrolling interests	86	(28)	1,795
Contributions	—	9,390	—
Distributions	—	(563)	(4,982)
Deconsolidation of asset management company	—	(35,616)	(8,193)
Balance, end of period	$737	$651	$27,468
Total equity	$5,759,559	$5,370,597	$5,509,377

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the years ended November 30, 2017, 2016 and 2015.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$357,584	$15,406	$95,329
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,977	(2,365)	15,236
Deferred income taxes	(43,246)	(14,013)	88,796
Income on loans to and investments in related parties	(109,395)	(17,184)	(75,717)
Distributions received on investments in related parties	21,038	38,180	76,681
Other adjustments	44,043	(32,711)	(97,804)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	280,703	(107,771)	2,691,028
Receivables:
Brokers, dealers and clearing organizations	(487,385)	(477,273)	576,832
Customers	(720,710)	348,055	57,837
Fees, interest and other	(68,177)	(54,366)	541
Securities borrowed	50,660	(805,779)	(127,060)
Financial instruments owned	(110,368)	2,529,114	2,003,978
Investments in managed funds	(8,719)	(138,572)	15,498
Securities purchased under agreements to resell	234,740	(112,777)	53,817
Other assets	8,435	(173,127)	(62,361)
Payables:
Brokers, dealers and clearing organizations	(1,081,611)	584,426	471,661
Customers	366,721	(483,188)	(3,455,080)
Securities loaned	381	(122,946)	385,929
Financial instruments sold, not yet purchased	(279,282)	1,753,647	(2,043,319)
Securities sold under agreements to repurchase	1,838,793	(3,144,433)	(650,795)
Accrued expenses and other liabilities	524,304	296,067	(259,665)
Net cash provided by (used in) operating activities	820,486	(121,610)	(238,638)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(3,161,619)	(538,186)	(1,438,675)
Distributions from loans to and investments in related parties	3,068,961	689,226	1,384,944
Proceeds from sale of Jefferies LoanCore	173,105	—	—
Net payments on premises and equipment	(72,653)	(75,772)	(68,813)
Payment on purchase of aircraft	—	(27,500)	—
Proceeds from sale of aircraft	—	29,450	—
Deconsolidation of asset management entity	—	(77)	(16,512)
Cash received from contingent consideration	1,342	2,617	4,444
Net cash provided by (used in) investing activities	9,136	79,758	(134,612)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from short-term borrowings	$34,499,230	$15,313,383	$17,263,217
Payments on short-term borrowings	(34,594,992)	(15,108,501)	(16,964,558)
Proceeds from secured credit facility	—	—	903,000
Payments on secured credit facility	—	—	(1,073,000)
Net (payments on) proceeds from other secured financings	(33,468)	(7,333)	157,085
Proceeds from issuance of long-term debt, net of issuance costs	1,116,798	299,779	—
Repayment of long-term debt	(186,444)	(373,246)	(500,000)
Net change in bank overdrafts	(5,650)	(46,536)	29,295
Proceeds from contributions of noncontrolling interests	—	9,390	—
Payments on distributions to noncontrolling interests	—	(563)	(4,982)
Net cash provided by (used in) financing activities	795,474	86,373	(189,943)
Effect of exchange rate changes on cash and cash equivalents	10,327	(25,615)	(6,612)
Net increase (decrease) in cash and cash equivalents	1,635,423	18,906	(569,805)
Cash and cash equivalents at beginning of period	3,529,069	3,510,163	4,079,968
Cash and cash equivalents at end of period	$5,164,492	$3,529,069	$3,510,163

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,025,576	$859,466	$859,815
Income taxes, net	8,910	(6,410)	(683)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our Futures business. During the second quarter of 2016, we completed the exit of the Futures business. For further information on the exit of the Futures business, refer to Note 20, Exit Costs. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies, with Jefferies as the surviving entity.
Jefferies Group LLC is an indirect wholly owned subsidiary of publicly traded Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were convertible into Leucadia common shares. $20.2 million of these debentures were called at November 1, 2017. At November 22, 2017, all of the remaining convertible debentures were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018 (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
We operate in two reportable business segments, Capital Markets and Asset Management. For further information on our reportable business segments, refer to Note 18, Segment Reporting.
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
In situations in which we have significant influence, but not control, of an entity that does not qualify as a VIE, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded in Other revenues or Principal transaction revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
Intercompany accounts and transactions are eliminated in consolidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities transactions are reported in our Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are not the primary obligor for these arrangements, netted against commission revenues in our Consolidated Statements of Earnings. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
Principal Transactions. Financial instruments owned and Financial instruments sold, not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transaction revenues in our Consolidated Statements of Earnings, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 5, Derivative Financial Instruments). Fees received on loans carried at fair value are also recorded in Principal transaction revenues.
Investment Banking. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Business development and Professional services expenses in our Consolidated Statements of Earnings.
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
Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transaction revenues in our Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.
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
Valuation Process for Financial Instruments
Our Independent Price Verification (“IPV”) Group, which is part of our Finance department, in partnership with Risk Management, is responsible for establishing our valuation policies and procedures. The IPV Group and Risk Management, which are independent of our business functions, play an important role and serve as a control function in determining that our financial instruments are appropriately reflected at fair value. This is particularly important where prices or valuations that require inputs are less observable. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. The IPV Group reports to the Global Controller and is subject to the oversight of the IPV Committee, which comprises our Chief Financial Officer, Global Controller, Chief Risk Officer and Principal Accounting Officer, among other personnel. Our independent price verification policies and procedures are reviewed on a periodic basis, and changes to the policies require the approval of the IPV Committee.

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
To the extent discrepancies between the business unit valuations and the pricing or valuations resulting from the price testing process are identified, such discrepancies are investigated by the IPV Group and fair values are adjusted, as appropriate. The IPV Group maintains documentation of its testing, results, rationale and recommendations and prepares a monthly summary of its valuation results. This process also forms the basis for our classification of fair values within the fair value hierarchy (i.e., Level 1, Level 2 or Level 3). The IPV Group utilizes the additional expertise of Risk Management personnel in valuing more complex financial instruments and financial instruments with less or limited pricing observability. The results of the valuation testing are reported to the IPV Committee on a monthly basis, which discusses the results and determines the financial instrument fair values in our consolidated financial statements. At each quarter end, the overall valuation results, as determined by the IPV Committee, are presented to the Audit Committee.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Investments in Managed Funds
Investments in managed funds include our investments in funds managed by us and our investments in related-party managed funds. Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in Asset management fees and investment income (loss) from managed funds in our Consolidated Statements of Earnings.
Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in our Consolidated Statements of Earnings. See Note 9, Investments, and Note 19, Related Party Transactions, for additional information regarding certain of these investments.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and Securities sold under agreements to repurchase (collectively “repos”) are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. We earn and incur interest over the term of the repo, which is reflected in Interest revenue and Interest expense in our Consolidated Statements of Earnings on an accrual basis. Repos are presented in our Consolidated Statements of Financial Condition on a net-basis by counterparty, where permitted by U.S. GAAP. We monitor the fair value of the underlying securities daily versus the related receivable or payable balances. Should the fair value of the underlying securities decline or increase, additional collateral is requested or excess collateral is returned, as appropriate.
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
At November 30, 2017 and 2016, furniture, fixtures and equipment, including amounts under capital leases, amounted to $431.7 million and $374.2 million, respectively, and leasehold improvements amounted to $214.0 million and $200.5 million, respectively. Accumulated depreciation and amortization was $348.0 million and $309.2 million at November 30, 2017 and 2016, respectively.
Depreciation and amortization expense amounted to $51.7 million, $47.9 million and $78.7 million for the years ended November 30, 2017, 2016 and 2015, respectively.
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
Refer to Note 10, Goodwill and Intangible Assets, for further information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We recognize a liability for a contingency in Accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. We believe that any other matters for which we have determined a loss to be probable and reasonably estimable are not material to our consolidated financial statements.
In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. We believe that, in the aggregate, the pending legal actions or regulatory proceedings and any other exams, investigations or similar reviews (both formal and informal) should not have a material adverse effect on our consolidated results of operations, cash flows or financial condition. In addition, we believe that any amount of potential loss or range of potential loss in excess of what has been provided in our consolidated financial statements that could be reasonably estimated is not material.
Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on December 1, 2016, we account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense. See Note 3, Accounting Developments, for further information on the adoption of ASU 2016-09.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses resulting from foreign currency transactions are included in Principal transaction revenues in our Consolidated Statements of Earnings.
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned in our Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in our Consolidated Statements of Earnings.
When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other secured financings in our Consolidated Statements of Financial Condition.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is effective in the first quarter of fiscal 2019. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance impacts the presentation of net periodic pension costs in the statement of income. The update also allows the service cost to be eligible for capitalization, when applicable. The guidance is effective in the first quarter of fiscal 2019 and early adoption is permitted. We plan to adopt this guidance in the first quarter of fiscal 2018. We do not believe the new guidance will have a material impact on our Consolidated Statements of Earnings.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies goodwill impairment testing. The guidance is effective in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the new guidance will have a material impact on our consolidated financial statements.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. We plan to adopt this guidance in the first quarter of fiscal 2018. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We plan to adopt this guidance in the first quarter of fiscal 2018. We do not believe these new ASUs will have a material impact on our Consolidated Statements of Cash Flows.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases onto the balance sheet. We plan on adopting the guidance as of our first quarter of fiscal 2019 and are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Revenue Recognition. We adopted the new revenue standard on December 1, 2017 and recognized a reduction of $6.1 million after-tax to opening Member’s paid in capital as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to 1) investment banking expenses that were deferred as of November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard and 2) investment banking revenues that were previously recognized in prior periods, which would have been deferred as of November 30, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach. Accordingly, the new revenue standard will be applied prospectively in our financial statements from December 1, 2017 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense. The new revenue standard primarily impacts the following of our revenue recognition and presentation accounting policies:

•
Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

•
Certain Capital Markets Revenues. Revenues associated with price stabilization activities as part of a securities underwriting were historically recognized as part of Investment banking revenues. Under the new revenue standard, revenue from these activities is recognized within Principal transaction revenues, as these revenues are not considered to be within the scope of the new standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred.

•
Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the consolidated income statement and any expense reimbursements will be recognized as Investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

•
Asset Management Fees. In certain asset management fee arrangements, we receive performance-based fees, which vary with performance or, in certain cases, are earned when the return on assets under management exceed certain benchmark returns or other performance targets. Historically, performance fees have been accrued (or reversed) quarterly based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Under the new revenue standard, performance fees are considered variable as they are subject to fluctuation (e.g., based on market performance) and/or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark rate) and are recognized only to the extent it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

The new revenue standard requires enhanced disclosures, which we will include in the footnotes to our consolidated financial statements beginning with the three months ended February 28, 2018.
Adopted Accounting Standards
Employee Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, which simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in our Consolidated Statements of Earnings and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures, classification of awards as either equity or liabilities and classification in the Consolidated Statements of Cash Flows. We early adopted this standard on December 1, 2016 and the adoption did not have a material effect on our consolidated financial statements. We elected to account for forfeitures as they occur, which results in dividends and dividend equivalents originally charged against retained earnings for forfeited shares to be reclassified to compensation cost in the period in which the forfeiture occurs. In addition, the current period’s excess tax benefit related to stock-based compensation is presented as an operating activity rather than a financing activity in our Consolidated Statements of Cash Flows on a retrospective basis.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on NAV of $20.2 million and $24.3 million at November 30, 2017 and 2016, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,801,453	$57,091	$22,009	$—	$1,880,553
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
CDOs and CLOs	—	139,166	30,004	—	169,170
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	160,168	3,248,586	9,295	(3,254,216)	163,833
Investments at fair value	—	946	93,454	—	94,400
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,612,403	$12,292,053	$327,727	$(3,254,216)	$13,977,967
Securities received as collateral	$103	$—	$—	$—	$103

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,456,675	$32,122	$48	$—	$1,488,845
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	247,919	3,399,239	16,041	(3,426,249)	236,950
Total financial instruments sold, not yet purchased	$4,351,974	$7,226,002	$20,202	$(3,426,249)	$8,171,929
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt	$—	$606,956	$—	$—	$606,956
Obligation to return securities received as collateral	$103	$—	$—	$—	$103

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,742,463	$90,662	$21,739	$—	$1,854,864
Corporate debt securities	—	2,675,020	25,005	—	2,700,025
CDOs and CLOs	—	54,306	54,354	—	108,660
U.S. government and federal agency securities	2,389,397	56,726	—	—	2,446,123
Municipal securities	—	708,469	27,257	—	735,726
Sovereign obligations	1,432,556	990,492	—	—	2,423,048
Residential mortgage-backed securities	—	960,494	38,772	—	999,266
Commercial mortgage-backed securities	—	296,405	20,580	—	316,985
Other asset-backed securities	—	63,587	40,911	—	104,498
Loans and other receivables	—	1,557,233	81,872	—	1,639,105
Derivatives	3,825	4,606,278	6,429	(4,255,998)	360,534
Investments at fair value	—	—	96,369	—	96,369
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,568,241	$12,059,672	$413,288	$(4,255,998)	$13,785,203

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,577,405	$16,806	$313	$—	$1,594,524
Corporate debt securities	—	1,718,424	523	—	1,718,947
U.S. government and federal agency securities	976,497	—	—	—	976,497
Sovereign obligations	1,375,590	1,253,754	—	—	2,629,344
Loans	—	801,977	378	—	802,355
Derivatives	568	4,856,310	9,870	(4,229,213)	637,535
Total financial instruments sold, not yet purchased	$3,930,060	$8,647,271	$11,084	$(4,229,213)	$8,359,202
Other secured financings	$—	$41,350	$418	$—	$41,768
Long-term debt	$—	$248,856	$—	$—	$248,856

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities

•
Exchange-Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Non-Exchange-Traded Equity Securities: Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange- traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization (“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).

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

•
High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

CDOs and CLOs
CDOs and CLOs are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.
U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices and categorized within Level 1 of the fair value hierarchy.

•
U.S. Agency Debt Securities: Callable and non-callable U.S. agency debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.

Municipal Securities
Municipal securities are measured based on quoted prices obtained from external pricing services and are generally categorized within Level 2 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Sovereign Obligations
Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. To the extent external price quotations are not available or recent transactions have not been observed, valuation techniques incorporating interest rate yield curves and country spreads for bonds of similar issuers, seniority and maturity are used to determine fair value of sovereign bonds or obligations. Sovereign government obligations are classified in Level 1 or Level 2 of the fair value hierarchy, primarily based on the country of issuance.
Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities (“RMBS”): Agency RMBS include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only securities and are generally measured using market price quotations from external pricing services and categorized within Level 2 of the fair value hierarchy.

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

•
Non-Agency RMBS: The fair value of non-agency RMBS is determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates, and cash flow structures as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Loans and Other Receivables

•
Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market price quotations where market price quotations from external pricing services are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flow incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans incorporating an evaluation for various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

•
Consumer Loans and Funding Facilities: Consumer and small business whole loans and related funding facilities are valued based on observed market transactions and incorporating valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.

•
Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent trade activity in the same receivable.

Derivatives

•
Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.

•
Over-the-Counter (“OTC”) Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Inputs to valuation models are appropriately calibrated to market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as the Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporates constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$33,176	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (6)	154,805	—	—
Total	$215,385	$19,084

	November 30, 2016
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,446	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	772	—	—
Fund of Funds (4)	230	—	—
Equity Funds (5)	42,179	20,295	—
Multi-asset Funds (6)	133,190	—	—
Total	$210,817	$20,295

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2017 and 2016, approximately 1% and 2%, respectively, of the fair value of investments in this category are classified as being in liquidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

(5)
At November 30, 2017 and 2016, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to liquidate in one to six years.

(6)
This category includes investments in hedge funds that invest long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At both November 30, 2017 and 2016, investments representing approximately 12% of the fair value of investments in this category are redeemable with 30 days prior written notice.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap) and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs and are generally categorized within Level 2 of the fair value hierarchy. In addition, pricing transparency has been evidenced based on transaction data from recently issued notes.
Long-term Debt-Embedded Conversion Option
The embedded conversion option presented in Long-term debt represented the fair value of the conversion option on Leucadia shares within our 3.875% Convertible Senior Debentures, due November 1, 2029 and was categorized as Level 3 within the fair value hierarchy. The conversion option expired on November 1, 2017. The conversion option was valued using a convertible bond model using as inputs the price of Leucadia’s common stock, the conversion strike price, 252-day historical volatility, maturity date (the first put date), dividend yield and the risk-free interest rate curve.
Transfers Between Levels 1 and 2 for Instruments Carried at Fair Value
There were no material transfers between Level 1 and Level 2 for the years ended November 30, 2017 and 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2017 (in thousands):

	Year Ended November 30, 2017
	Balance at November 30, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2017	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$3,262	$896	$(1,623)	$52	$—	$(2,317)	$22,009	$2,515
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOs	54,354	(19,858)	112,239	(110,907)	(367)	—	(5,457)	30,004	(2,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
CMBS	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other ABS	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments at fair value	96,369	6,361	1,981	(10,157)	(1,100)	—	—	93,454	8,385
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	105	—	—	—	—	—	105	(105)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2017
During the year ended November 30, 2017, transfers of assets of $33.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	RMBS of $19.6 million and corporate debt securities of $8.3 million due to a lack of observable market transactions.
During the year ended November 30, 2017, transfers of assets of $60.4 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $40.9 million due to greater pricing transparency supporting classification into Level 2.
Net losses on Level 3 assets were $24.6 million and net gains on Level 3 liabilities were $1.7 million for the year ended November 30, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of CDOs and CLOs, other ABS and RMBS, partially offset by increased valuations of certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.

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

•	Loans and other receivables of $13.8 million due to a lower number of contributors for certain vendor quotes supporting classification within Level 2; and

•	Investments at fair value of $31.9 million, municipal securities of $28.7 million and corporate debt securities of $28.1 million due to a lack of observable market transactions.
During the year ended November 30, 2016, transfers of assets of $133.2 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $26.8 million, other ABS of $26.8 million and CDOs and CLOs of $15.4 million, for which market trades were observed in the year for either identical or similar securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Loans and other receivables of $37.8 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2; and

•	Corporate equity securities of $19.2 million due to an increase in observable market transactions.
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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2015 (in thousands):

	Year Ended November 30, 2015
	Balance at November 30, 2014	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2015	Change in unrealized gain/ (losses) relating to instruments still held at November 30, 2015 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,964	$11,154	$21,385	$(6,391)	$—	$—	$(6,206)	$40,906	$11,424
Corporate debt securities	22,766	(11,013)	21,534	(14,636)	—	—	7,225	25,876	(9,443)
CDOs and CLOs	124,650	(66,332)	104,998	(107,381)	(5,754)	—	34,911	85,092	(48,514)
Municipal securities	—	10	—	—	(21,551)	—	21,541	—	—
Sovereign obligations	—	47	1,032	(1,031)	—	—	72	120	39
RMBS	82,557	(12,951)	18,961	(31,762)	(597)	—	14,055	70,263	(4,498)
CMBS	26,655	(3,813)	3,480	(10,146)	(6,861)	—	5,011	14,326	(3,205)
Other ABS	2,294	(990)	42,922	(1,299)	(2)	—	—	42,925	(254)
Loans and other receivables	97,258	(14,755)	792,345	(576,536)	(124,365)	—	15,342	189,289	(16,802)
Investments, at fair value	53,224	64,380	5,510	(124,852)	(4,093)	—	58,951	53,120	(388)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$—	$—	$—	$—	$38	$—
Corporate debt securities	223	(110)	(6,804)	6,691	—	—	—	—	—
Net derivatives (2)	(4,638)	(7,310)	(6,705)	13,522	37	2,437	2,415	(242)	4,754
Loans	14,450	(163)	(2,059)	229	—	—	(1,988)	10,469	104
Other secured financings	30,825	—	—	—	(15,704)	36,995	(51,572)	544	—
Embedded conversion option	693	(693)	—	—	—	—	—	—	693

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2015
During the year ended November 30, 2015, transfers of assets of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $69.8 million, non-agency RMBS of $30.4 million and CMBS of $11.3 million, for which no recent trade activity was observed for purposes of determining observable inputs;

•	Municipal securities of $21.5 million and loans and other receivables of $20.1 million due to a lower number of contributors comprising vendor quotes to support classification within Level 2; and

•	Investments at fair value of $74.7 million and corporate debt securities of $7.4 million due to a lack of observable market transactions.
During the year ended November 30, 2015, transfers of assets of $85.8 million from Level 3 to Level 2 are primarily attributed to:

•	Non-agency RMBS of $16.3 million and CMBS of $6.3 million, for which market trades were observed in the period for either identical or similar securities;

•	CDOs and CLOs of $34.9 million and loans and other receivables of $4.7 million due to a greater number of contributors for certain vendor quotes supporting classification into Level 2;

•	Investments at fair value of $15.8 million due to an increase in observable market transactions; and

•	Corporate equity securities of $7.7 million due to an increase in observable market transactions.
There were $51.6 million transfers of other secured financings from Level 3 to Level 2 due to an increase in observable inputs in the valuation.
Net losses on Level 3 assets were $34.3 million and net gains on Level 3 net liabilities were $8.3 million for the year ended November 30, 2015. Net losses on Level 3 assets were primarily due to decreased valuations of CDOs and CLOs, certain loans and other receivables, RMBS and CMBS, partially offset by increased valuations of certain investments at fair value and corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain derivatives liabilities.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2017 and 2016
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2017
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange-traded securities		Market approach	Price	$3-$75	$33
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—
Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—
CDOs and CLOs	$30,004	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%-30%	26%
			Discount rate/yield	3%-26%	12%
		Scenario analysis	Estimated recovery percentage	8%-40%	22%
RMBS	$26,077	Discounted cash flows	Cumulative loss rate	3%-19%	10%
			Duration (years)	2-4	3
			Discount rate/yield	6%-10%	8%
CMBS	$12,419	Discounted cash flows	Cumulative loss rate	8%-65%	44%
			Duration (years)	1-3	2
			Discount rate/yield	2%-26%	12%
		Scenario analysis	Estimated recovery percentage	26%-32%	28%
			Price	$52-$56	$54
Other ABS	$61,129	Discounted cash flows	Cumulative loss rate	0%-33%	23%
			Duration (years)	1-6	2
			Discount rate/yield	5%-39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—
Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54-$100	$95
		Scenario analysis	Estimated recovery percentage	13%-107%	78%
Derivatives	$9,295
Total return swaps		Market approach	Price	$101-$106	$103
Interest rate swaps		Market approach	Credit spread	800 bps	—
Investments at fair value	$77,423
Private equity securities		Market approach	Transaction level	$3-$250	$172
			Price	$7	—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99
Total return swaps		Market approach	Price	$101-$106	$103
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2016
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$19,799
Non-exchange-traded securities		Market approach	Underlying stock price	$3-$75	$15
		Comparable pricing	Underlying stock price	$218	—
			Comparable asset price	$11	—
		Present value	Average silver production (tons per day)	666	—
Corporate debt securities	$25,005	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Transaction level	$30	—
CDOs and CLOs	$33,016	Discounted cash flows	Constant prepayment rate	10%-20%	19%
			Constant default rate	2%-4%	2%
			Loss severity	25%-70%	40%
			Yield	7%-17%	12%
		Scenario analysis	Estimated recovery percentage	28%-38%	31%
RMBS	$38,772	Discounted cash flows	Constant prepayment rate	0%-11%	5%
			Constant default rate	1%-7%	3%
			Loss severity	35%-100%	62%
			Yield	2%-10%	6%
CMBS	$20,580	Discounted cash flows	Yield	6%-11%	8%
			Cumulative loss rate	5%-95%	39%
Other ABS	$40,911	Discounted cash flows	Constant prepayment rate	4%-20%	14%
			Constant default rate	0%-31%	13%
			Loss severity	0%-100%	90%
			Yield	4%-17%	15%
		Market approach	Price	$72	—
Loans and other receivables	$54,347	Market approach	EBITDA multiple	3.3	—
			Discount rate/yield	2%-4%	3%
			Transaction level	$0.42	—
		Present value	Average silver production (tons per day)	666	—
		Scenario analysis	Estimated recovery percentage	6%-50%	37%
Derivatives	$6,429
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Credit default swaps		Market approach	Credit spread	265 bps	—
Investments at fair value	$42,907
Private equity securities		Market approach	Transaction level	$250	—
			Price	$25,815,720	—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$9,870
Equity options		Option model	Volatility	45%	—
		Default rate	Default probability	0%	—
Equity swaps		Comparable pricing	Comparable asset price	$102	—
Unfunded commitments		Market approach	Discount rate/yield	4%	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Yield	16%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2017 and 2016, asset exclusions consisted of $21.1 million and $131.5 million, respectively, primarily comprised of private equity securities, CDOs and CLOs, municipal securities, non-exchange-traded securities and loans and other receivables. At November 30, 2017 and 2016, liability exclusions consisted of $4.2 million and $1.6 million, respectively, of other secured financings, CMBS, loans and corporate debt and equity securities.

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

•
Non-exchange-traded securities and equity swaps using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset and underlying stock price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, unfunded commitments, credit default swaps, interest rate swaps, total return swaps, other ABS and private equity securities using a market approach valuation technique. A significant increase (decrease) in the EBITDA or other multiples in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield of a loan and other receivable or certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the transaction level of a private equity security, corporate debt security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, unfunded commitments, total return swaps, other ABS or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, CMBS and other ABS using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the CMBS would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2017	2016	2015
Financial instruments owned:
Loans and other receivables	$22,088	$(68,812)	$(17,389)
Financial instruments sold:
Loans	$—	$9	$(162)
Loan commitments	230	5,509	7,502
Long-term debt:
Changes in instrument specific credit risk (1)	$(34,609)	$(10,745)	$—
Other changes in fair value (2)	47,291	30,995	—
Short-term borrowings:
Other changes in fair value (2)	$(681)	$—	$—

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	November 30,
	2017	2016
Financial instruments owned:
Loans and other receivables (1)	$752,076	$1,325,938
Loans and other receivables on nonaccrual status and/or greater than 90 days past due (1) (2)	159,462	205,746
Long-term debt and short-term borrowings	32,839	20,202

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables greater than 90 days past due by which contractual principal exceeds fair value of $38.7 million and $64.6 million at November 30, 2017 and 2016, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or greater than 90 days past due was $55.1 million and $29.8 million at November 30, 2017 and 2016, respectively, which includes loans and other receivables greater than 90 days past due, was $37.4 million and $18.9 million at November 30, 2017 and 2016, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain intangible assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment during the years ended November 30, 2017, 2016 and 2015 (in thousands):

	Carrying Value at November 30, 2017	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2017
Exchange ownership interests and registrations (1)	$2,672	$2,672	$—	$613

	Carrying Value at November 30, 2016	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2016
Exchange ownership interests and registrations (1)	$2,716	$2,716	$—	$1,284

	Carrying Value at November 30, 2015	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2015
Exchange ownership interests and registrations (1)	$4,178	$4,178	$—	$1,289

(1)
Impairment losses of $0.6 million, $1.3 million and $1.3 million, were recognized in Other expenses, during the years ended November 30, 2017, 2016 and 2015, respectively, for exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, and registrations. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership. (See Note 10, Goodwill and Intangible Assets.) The intangible assets are recognized for the years ended November 30, 2017 and 2016, primarily in the Fixed income reporting unit, and for the year ended November 30, 2015, primarily in the Futures reporting unit. For further information on the exit of the Futures business, refer to Note 20, Exit Costs.

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the years ended November 30, 2017, 2016 and 2015. There were no liabilities measured at fair value on a non-recurring basis during the years ended November 30, 2017, 2016 and 2015.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $99.7 million and $99.9 million at November 30, 2017 and 2016, respectively.

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
The following tables present the fair value and related number of derivative contracts at November 30, 2017 and 2016 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2017 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$2,420	1
Total derivatives designated as accounting hedges	—		2,420

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,957	33,972	66	8,515
Cleared OTC	1,334,878	2,711	1,263,994	2,948
Bilateral OTC	380,223	1,804	444,716	1,346
Foreign exchange contracts:
Exchange-traded	157	2,045	20	101
Bilateral OTC	303,091	4,338	286,582	4,361
Equity contracts:
Exchange-traded	1,288,295	2,654,555	1,375,832	2,090,935
Bilateral OTC	78,812	1,847	247,750	1,722
Commodity contracts:
Exchange-traded	209	3,723	18	3,819
Credit contracts:
Cleared OTC	5,506	18	8,613	27
Bilateral OTC	24,921	110	33,188	164
Total derivatives not designated as hedges	3,418,049		3,660,779
Total gross derivative assets/ liabilities:
Exchange-traded	1,290,618		1,375,936
Cleared OTC	1,340,384		1,275,027
Bilateral OTC	787,047		1,012,236
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,268,043)		(1,268,043)
Cleared OTC	(1,319,895)		(1,274,900)
Bilateral OTC	(666,278)		(883,306)
Net amounts per Consolidated Statements of Financial Condition (4)	$163,833		$236,950

(1)
Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.

(2)
Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition

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

(2)
Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.

(3)
Pursuant to a rule change by the Chicago Mercantile Exchange in the first quarter of 2017, variation margin exchanged each day with this clearing organization on certain interest rate and credit derivatives is characterized as settlement payments as opposed to cash posted as collateral. The impact of this rule change would have been a reduction in gross interest rate derivative assets and liabilities as of November 30, 2016 of approximately $1.0 billion, and a corresponding decrease in counterparty and cash collateral netting, with no impact to our Consolidated Statement of Financial Condition.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Year Ended November 30,
Gains (Losses)	2017	2016	2015
Interest rate swaps	$(2,091)	$—	$—
Long-term debt	8,124	—	—
Total	$6,033	$—	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2017	2016	2015
Interest rate contracts	$2,959	$(34,319)	$(37,601)
Foreign exchange contracts	4,735	18,122	36,101
Equity contracts	(303,953)	(650,815)	(137,636)
Commodity contracts	(4,911)	1,310	21,409
Credit contracts	8,508	13,039	(14,397)
Total	$(292,662)	$(652,663)	$(132,124)
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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2017 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$3,082	$6,084	$—	$—	$9,166
Credit default swaps	567	105	9,510	(5,625)	4,557
Total return swaps	34,228	1,581	—	(193)	35,616
Foreign currency forwards, swaps and options	76,213	231	—	(30)	76,414
Interest rate swaps, options and forwards	28,111	166,403	74,048	(83,534)	185,028
Total	$142,201	$174,404	$83,558	$(89,382)	310,781
Cross product counterparty netting					(23,732)
Total OTC derivative assets included in Financial instruments owned					$287,049

(1)	At November 30, 2017, we held exchange-traded derivative assets and other credit agreements with a fair value of $22.7 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2017, cash collateral received was $146.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$78	$172,088	$2,920	$—	$175,086
Credit default swaps	104	16,540	3,953	(5,625)	14,972
Total return swaps	28,920	1,517	—	(193)	30,244
Foreign currency forwards, swaps and options	59,874	157	—	(30)	60,001
Fixed income forwards	8,512	—	—	—	8,512
Interest rate swaps, options and forwards	16,544	96,484	151,624	(83,534)	181,118
Total	$114,032	$286,786	$158,497	$(89,382)	469,933
Cross product counterparty netting					(23,732)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$446,201

(1)	At November 30, 2017, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $108.7 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2017, cash collateral pledged was $318.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2017 (in thousands):

Counterparty credit quality (1):
A- or higher	$163,871
BBB- to BBB+	40,565
BB+ or lower	48,338
Unrated	34,275
Total	$287,049

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2017
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$46.0	$49.0
Single name credit default swaps	129.1	89.1	218.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2016
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$54.0	$—	$54.0
Single name credit default swaps	122.4	261.2	383.6
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at November 30, 2017 and 2016 is $95.1 million and $70.6 million, respectively, for which we have posted collateral of $80.8 million and $44.4 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2017 and 2016, we would have been required to post an additional $14.3 million and $26.1 million, respectively, of collateral to our counterparties.

Note 6. Collateralized Transactions
We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At November 30, 2017 and 2016, $103,000 and $0, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	November 30, 2017
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$2,353,798	$214,413	$—	$2,568,211
Corporate debt securities	470,908	2,336,702	—	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	—	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	—	11,811,739
Municipal securities	—	444,861	—	444,861
Sovereign obligations	—	2,023,530	103	2,023,633
Loans and other receivables	—	454,941	—	454,941
Total	$2,843,911	$19,829,249	$103	$22,673,263

	November 30, 2016
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,046,243	$66,291	$2,112,534
Corporate debt securities	731,276	1,907,888	2,639,164
Mortgage- and asset-backed securities	—	2,171,480	2,171,480
U.S. government and federal agency securities	41,613	9,232,624	9,274,237
Municipal securities	—	553,010	553,010
Sovereign obligations	—	2,625,079	2,625,079
Loans and other receivables	—	455,960	455,960
Total	$2,819,132	$17,012,332	$19,831,464
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	November 30, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days		Greater than 90 Days	Total
Securities lending arrangements	$1,676,940	$—	$741,971		$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464		1,779,083	19,829,249
Obligation to return securities received as collateral	103	—	—	—	—	103
Total	$12,457,517	$4,058,228	$3,953,435		$2,204,083	$22,673,263

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2016
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$2,131,891	$39,673	$104,516	$543,052	$2,819,132
Repurchase agreements	9,147,176	2,008,119	3,809,533	2,047,504	17,012,332
Total	$11,279,067	$2,047,792	$3,914,049	$2,590,556	$19,831,464
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2017 and 2016, the approximate fair value of securities received as collateral by us that may be sold or repledged was $27.1 billion and $25.5 billion, respectively. At November 30, 2017 and 2016, a substantial portion of the securities received by us had been sold or repledged.
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
The following tables provide information regarding repurchase agreements, securities borrowing and lending arrangements and securities received as collateral and obligation to return securities received as collateral that are recognized in our Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands).

	November 30, 2017
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	14,858,297	(11,168,738)	3,689,559	(463,973)	(3,207,147)	18,439
Securities received as collateral	103	—	103	—	(103)	—
Liabilities
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	19,829,249	(11,168,738)	8,660,511	(463,973)	(7,067,512)	1,129,026
Obligation to return securities received as collateral	103	—	103	—	(103)	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2016
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$7,743,562	$—	$7,743,562	$(710,611)	$(647,290)	$6,385,661
Reverse repurchase agreements	14,083,144	(10,220,656)	3,862,488	(176,275)	(3,591,654)	94,559
Liabilities
Securities lending arrangements	$2,819,132	$—	$2,819,132	$(710,611)	$(2,064,299)	$44,222
Repurchase agreements	17,012,332	(10,220,656)	6,791,676	(176,275)	(5,780,909)	834,492

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

(3)
Amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $6,337.5 million of securities borrowing arrangements, for which we have received securities collateral of $6,146.0 million, and $810.4 million of repurchase agreements, for which we have pledged securities collateral of $834.2 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $578.0 million and $857.3 million at November 30, 2017 and 2016, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included in Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, herein and Note 4, Fair Value Disclosures.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2017	2016	2015
Transferred assets	$4,552.9	$5,786.0	$5,770.5
Proceeds on new securitizations	4,594.5	5,809.0	5,811.3
Cash flows received on retained interests	28.7	28.2	31.2
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2017 and 2016.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2017		2016
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$6,383.5	$28.2	$7,584.9	$31.0
U.S. government agency CMBS	2,075.7	81.4	1,806.3	29.6
CLOs	3,957.8	20.3	4,102.2	37.0
Consumer and other loans	247.6	47.8	395.7	25.3
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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Warehouse funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2017 and 2016 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2017		2016
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$6.5	$1.1	$16.1	$0.7
Financial instruments owned	37.6	0.4	86.6	0.6
Securities purchased under agreements to resell (1)	729.3	—	733.5	—
Fees, interest and other receivables	0.2	—	1.5	—
Total assets	$773.6	$1.5	$837.7	$1.3
Other secured financings (2)	$766.2	$—	$813.1	$—
Other liabilities	5.9	0.2	24.1	0.2
Total liabilities	$772.1	$0.2	$837.2	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $44.1 million and $57.6 million of the secured financing represent an amount held by us in inventory and is eliminated in consolidation at November 30, 2017 and 2016, respectively.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.5	$8.9	$1,020.5	$5,210.4
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	48.0	—	48.7	2,938.4
Total	$490.0	$8.9	$1,874.4	$10,546.5

	November 30, 2016
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$263.3	$4.8	$920.0	$4,451.7
Consumer loan vehicles	90.3	—	219.6	985.5
Related party private equity vehicles	37.6	—	63.6	155.6
Other private investment vehicles	52.3	—	53.8	3,874.7
Total	$443.5	$4.8	$1,257.0	$9,467.5
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities was $148.1 million, of which $126.3 million and $125.1 million had been funded at November 30, 2017 and 2016, respectively. The carrying value of our equity investments in the JCP Entities was $23.7 million and $37.6 million at November 30, 2017 and 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
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
Other Private Investment Vehicles. At November 30, 2017 and 2016, we had equity commitments to invest $61.8 million and $75.8 million, respectively, in various other private investment vehicles, of which $61.0 million and $74.3 million was funded, respectively. The carrying value of our equity investments was $48.0 million and $52.3 million at November 30, 2017 and 2016, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At November 30, 2017 and 2016, we held $1,829.6 million and $1,002.2 million of agency mortgage-backed securities, respectively, and $253.2 million and $439.4 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Investments
We have investments in Jefferies Finance and Epic Gas Ltd. (“Epic Gas”). We also had an investment in Jefferies LoanCore LLC (“Jefferies LoanCore”), which we sold on October 31, 2017. Our investments in Jefferies Finance, Jefferies LoanCore and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee. In addition, we had an investment in KCG Holdings, Inc. (“KCG”), which was sold on July 20, 2017. Our investment in KCG was accounted for at fair value by electing the fair value option available under U.S. GAAP and was included in corporate equity securities in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition with changes in fair value recognized in Principal transaction revenues in our Consolidated Statements of Earnings.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.
At November 30, 2017, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million for a combined total commitment of $1.5 billion. At November 30, 2017, we had funded $636.2 million of our $750.0 million commitment, leaving $113.8 million unfunded. The investment commitment is scheduled to expire on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2017. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2018 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2017, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Year Ended November 30,
	2017	2016	2015
Interest income	$2.9	$0.1	$0.9
Unfunded commitment fees	1.0	1.2	1.6
Separate financial statements for Jefferies Finance are included in this Annual Report on Form 10-K. The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2017	2016
Total assets	$8,164.9	$7,293.3
Total liabilities	6,892.6	6,352.3
Total equity	1,272.3	941.1
Our total equity balance	636.2	470.5

	Year Ended November 30,
	2017	2016	2015
Net earnings (loss)	$181.7	$(19.6)	$83.4

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2017	2016	2015
Origination and syndication fee revenues (1)	$327.9	$112.6	$122.7
Origination fee expenses (1)	2.4	0.5	5.9
CLO placement fee revenues (2)	6.1	2.6	6.2
Derivative gains (losses) (3)	(1.1)	0.5	—
Underwriting fees (4)	—	—	1.3
Service fees (5)	50.7	46.1	51.7

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2017 and 2016, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned. At November 30, 2016, we provided a guarantee whereby we were required to make certain payments to a CLO in the event that Jefferies Finance was unable to meet its obligations to the CLO, which was terminated in October 2017.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with senior notes issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
At November 30, 2017, we had a receivable from Jefferies Finance of $20.5 million included in Other Assets, and at November 30, 2016, we had a payable to Jefferies Finance of $5.8 million included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition.
Jefferies enters into OTC foreign exchange contracts with Jefferies Finance as to which, at November 30, 2017, we had $1.5 million included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, we sold all of our membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, we may be entitled to additional cash consideration over the next five years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds.
The following is a summary of selected financial information for Jefferies LoanCore (in millions):

November 30, 2016
Total assets	$1,827.2
Total liabilities	1,505.0
Total equity	322.2
Our total equity balance	156.3

	Eleven Months Ended October 31, 2017	Year Ended November 30,
		2016	2015
Net earnings	$37.5	$71.8	$79.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes activity related to our transactions with Jefferies LoanCore (in thousands):

	Year Ended November 30,
	2017	2016	2015
Interest income and fees (1)	$588	$8,412	$10,690
Placement fees (2)	100	100	1,643
Service fees (3)	190	200	241

(1)
We enter into master repurchase agreements with Jefferies LoanCore and earn interest income and fees related to these agreements. At November 30, 2016, we had reverse repurchase agreements outstanding of $68.1 million in connection with these agreements.

(2)	In connection with the securitization of commercial real estate loans originated by Jefferies LoanCore, we earned placement fees.

(3)	Under a service agreement, we charged Jefferies LoanCore for services provided.
We also entered into OTC foreign exchange contracts with Jefferies LoanCore. In connection with these contracts, we had $8.3 million at November 30, 2016, recorded in Payables-brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
JCP Fund V
The amount of our investments in JCP Fund V included in Investments in managed funds in our Consolidated Statements of Financial Condition was $19.6 million and $29.1 million at November 30, 2017 and 2016, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). The following summarizes the results from these investments which are included in Asset management fees and investment income from managed funds in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2017	2016	2015
Net losses from our investments in JCP Fund V	$(10.7)	$(1.1)	$(24.3)
At November 30, 2017 and 2016, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2017 and 2016, our unfunded commitment relating to JCP Fund V was $10.1 million and $11.3 million, respectively.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	September 30,
	2017 (1)	2016 (1)
Total assets	$55,788	$82,689
Total liabilities	96	73
Total partners’ capital	55,692	82,616

	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)	Nine Months Ended September 30, 2016 (1)	Three Months Ended December 31, 2015 (1)	Nine Months Ended September 30, 2015 (1)	Three Months Ended December 31, 2014 (1)
Net increase (decrease) in net assets resulting from operations	$(24,630)	$(2,294)	$6,159	$(7,886)	$(1,751)	$(65,700)

(1)
Financial information for JCP Fund V within our financial position and results of operations at November 30, 2017 and 2016 and for the years ended November 30, 2017, 2016 and 2015 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Epic Gas
On July 14, 2015, Jefferies purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At November 30, 2017, we own approximately 21.1% of the outstanding common stock of Epic Gas. The amount of our investments in Epic Gas included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition was $22.2 million and $21.5 million at November 30, 2017 and 2016, respectively.
The following is a summary of selected financial information for Epic Gas (in millions) reflecting available public financial information for Epic Gas:

	September 30,
	2017	2016
Total assets	$599.2	$579.0
Total liabilities	340.2	315.0
Total equity	259.0	264.0

	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)	Nine Months Ended September 30, 2016 (1)	Three Months Ended December 31, 2015 (1)	Nine Months Ended September 30, 2015 (1)	Three Months Ended December 31, 2014 (1)
Net losses	$(14.5)	$(15.9)	$(7.4)	$(11.4)	$(4.6)	$(16.1)

(1)
Financial information for Epic Gas within our financial position and results of operations at November 30, 2017 and 2016 and for the years ended November 30, 2017, 2016 and 2015 is included based on the presented periods.

KCG
Our investment in KCG was sold on July 20, 2017. At November 30, 2016, we owned approximately 24% of the outstanding common stock of KCG. We had elected to record our investment in KCG at fair value under the fair value option as the investment was acquired as part of our capital markets activities. The valuation of our investment at November 30, 2016 was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy.
The following summarizes the changes in the fair value of our investment in KCG, which were recognized in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2017	2016	2015
Net gains from our investment in KCG	$93.4	$19.6	$49.1
The following is a summary of selected financial information for KCG at December 31, 2016, reflecting available public information (in millions):

Total assets	$6,261.3
Total liabilities	4,904.0
Total equity	1,357.3
The following is a summary of net earnings for KCG (in millions), reflecting available public financial information for KCG:

	Year Ended November 30,
	2016	2015
Net earnings for KCG	$255.7	$249.1
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

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2017	2016
Capital Markets (1)	$1,644,089	$1,637,653
Asset Management (1)	3,000	3,000
Total goodwill	$1,647,089	$1,640,653

(1)
Accumulated goodwill impairments related to the Capital Markets segment were $51.9 million at December 1, 2017 and 2016, and goodwill prior to these impairments was $1,696.0 million and $1,689.6 million at December 1, 2017 and 2016, respectively. Accumulated goodwill impairments related to the Asset Management segment were $2.1 million at December 1, 2017 and 2016, and goodwill prior to these impairments was $5.1 million at both December 1, 2017 and 2016.

The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30,
	2017	2016
Balance, at beginning of period	$1,640,653	$1,656,588
Translation adjustments	6,436	(15,935)
Balance, at end of period	$1,647,089	$1,640,653
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Our annual goodwill impairment testing at August 1, 2017 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At November 30, 2017, goodwill allocated to these reporting units is $1,644.1 million of total goodwill of $1,647.1 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2017 and 2016 (in thousands):

	November 30, 2017				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$126,412	$—	$(50,983)	$75,429	11.3
Trade name	129,370	—	(17,557)	111,813	30.3
Exchange and clearing organization membership interests and registrations	9,164	(613)	—	8,551	N/A
Total	$264,946	$(613)	$(68,540)	$195,793

	November 30, 2016					Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,381	$—	$—	$(42,283)	$83,098	12.1
Trade name	128,052	—	—	(13,720)	114,332	31.3
Exchange and clearing organization membership interests and registrations	11,704	(1,379)	(1,284)	—	9,041	N/A
Total	$265,137	$(1,379)	$(1,284)	$(56,003)	$206,471

(1)	Activity is primarily related to the sale of certain exchange and clearing organization membership interests in the Futures reporting unit due to the exit of the business.
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2017. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2017 and 2016, we recognized an impairment loss of $44,000 and $1.3 million, respectively, on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In addition, we recognized an impairment loss of $569,000 during the year ended November 30, 2017 on certain membership interests that were not renewed.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $11.9 million, $12.0 million and $12.2 million for the years ended November 30, 2017, 2016 and 2015, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2018	$12,198
Year ending November 30, 2019	12,198
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	12,198

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 11. Short-Term Borrowings
Short-term borrowings at November 30, 2017 and 2016 include the following and mature in one year or less (in thousands):

	November 30,
	2017	2016
Bank loans (1)	$304,651	$372,301
Secured revolving loan facilities	—	57,086
Floating rate puttable notes	108,240	96,455
Equity-linked notes	23,324	—
Total short-term borrowings	$436,215	$525,842

(1)	Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York Mellon and us, with original maturities of three months or less.
At November 30, 2017, the weighted average interest rate on short-term borrowings outstanding is 2.51% per annum. Average daily short-term borrowings outstanding were $482.4 million and $399.6 million for the year ended November 30, 2017 and 2016, respectively.
During 2017, we issued equity-linked notes with principal amounts of $30.6 million, which matured on July 18, 2017, $4.2 million, which matured on September 20, 2017 and $23.3 million, which matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information.
During 2016, we issued floating rate puttable notes with an aggregate principal amount of €91.0 million.
The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains a financial covenant, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2017, we were in compliance with debt covenants under the Intraday Credit Facility.
On December 14, 2015, we entered into secured revolving loan facility (“Secured Revolving Loan Facility”), whereby the lender agreed to make available a revolving loan facility in a maximum principal amount of $50.0 million to purchase eligible receivables that met certain requirements as defined in the Second Secured Revolving Loan Facility agreement. Interest was based on an annual rate equal to the lesser of the LIBOR rate plus four and one-quarter percent or the maximum rate as defined in the Second Secured Revolving Loan Facility agreement. The Secured Revolving Loan Facility was terminated effective January 24, 2017.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

		Effective Interest Rate	November 30,
	Maturity		2017	2016
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	3.46%	682,338	817,813
8.500% Senior Notes	July 15, 2019	4.00%	728,872	778,367
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	593,334	528,250
6.875% Senior Notes	April 15, 2021	4.40%	808,157	823,797
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,389	3,848
5.125% Senior Notes	January 20, 2023	4.55%	615,703	618,355
4.850% Senior Notes (1)	January 15, 2027	4.93%	736,357	—
6.450% Senior Debentures	June 8, 2027	5.46%	375,794	377,806
3.875% Convertible Senior Debentures (2)	November 1, 2029	3.50%	324,779	346,187
6.250% Senior Debentures	January 15, 2036	6.03%	512,040	512,396
6.500% Senior Notes	January 20, 2043	6.09%	420,990	421,333
Structured notes (3) (4)	Various	Various	614,091	255,203
Total long-term debt			$6,416,844	$5,483,355

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a decrease of $8.1 million associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the years ended November 30, 2017, 2016 and 2015.

(3)
The carrying value includes $607.0 million and $248.9 million of notes carried at fair value at November 30, 2017 and 2016, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

(4)
Of the $614.1 million of structured notes at November 30, 2017, $7.1 million matures in 2018, $6.0 million matures in 2019, $25.0 million matures in 2022 and the remaining $576.0 million matures in 2024 or thereafter.

During the year ended November 30, 2017, we issued senior notes with a total principal amount of approximately $609.1 million, net of retirements, and structured notes with a total principal amount of approximately $329.9 million, net of retirements. In addition, during 2017, $20.2 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were called. During the year ended November 30, 2016, we issued structured notes with a total principal amount of approximately $275.4 million and approximately $350.0 million of long-term borrowings matured. We did not issue notes during the year ended November 30, 2015. During the year ended November 30, 2015, approximately $500.0 million of long-term borrowings matured or were retired.
On January 23, 2018, we issued 4.150% senior notes with a principal amount of $1.0 billion, due 2030. At November 22, 2017, all of the remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our $682.3 million 5.125% senior notes will mature in April 2018 and we will pay a $200.0 million distribution to Leucadia on January 31, 2018, which will reduce our total capital. For further information on this distribution, see Note 19, Related Party Transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The conversion option to Leucadia common shares embedded within the debentures met the definition of a derivative contract, did not qualify to be accounted for within Jefferies Group LLC member’s equity and was not clearly and closely related to the economic interest rate or credit risk characteristics of our debt. Accordingly, the conversion option was accounted for on a standalone basis at fair value with changes in fair value recognized in Principal transaction revenues and was presented in Long-term debt in our Consolidated Statements of Financial Condition. The conversion option matured at November 1, 2017. At November 30, 2016, the fair value of the conversion option was not material.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $1.0 million to the U.S. Pension Plan during the year ended November 30, 2017 and plan to make a $1.0 million contribution to the plan during the year ended November 30, 2018.
The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$58,731	$58,330
Service cost	450	400
Interest cost	2,232	2,311
Actuarial losses	2,327	862
Administrative expenses paid	(395)	(461)
Benefits paid	(2,786)	(2,711)
Projected benefit obligation, end of period	$60,559	$58,731
Change in plan assets:
Fair value of assets, beginning of period	$49,992	$47,031
Benefits paid	(2,786)	(2,711)
Administrative expenses paid	(395)	(461)
Actual return on plan assets	5,138	3,133
Contributions	1,000	3,000
Fair value of assets, end of period	$52,949	$49,992
Funded status at end of period	$(7,610)	$(8,739)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2017	2016
Consolidated statements of financial condition:
Liabilities	$7,610	$8,739
Accumulated other comprehensive income, before taxes:
Net losses	$(6,092)	$(5,901)
The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2017	2016	2015
Components of net periodic pension cost:
Service cost	$450	$400	$250
Interest cost on projected benefit obligation	2,232	2,311	2,340
Expected return on plan assets	(3,021)	(2,917)	(3,357)
Net amortization	19	—	—
Settlement losses	—	—	244
Net periodic pension cost	$(320)	$(206)	$(523)

	Year Ended November 30,
	2017	2016	2015
Amounts recognized in Other comprehensive income:
Net losses arising during the period	$210	$646	$7,890
Amortization of net loss	(19)	—	—
Settlements during the period	—	—	(244)
Total losses recognized in Other comprehensive income	$191	$646	$7,646
Net losses recognized in net periodic benefit cost and Other comprehensive income	$(129)	$440	$7,123
The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	Year Ended November 30,
	2017	2016	2015
Discount rate used to determine benefit obligation	3.60%	3.90%	4.10%
Weighted average assumptions used to determine net pension cost:
Discount rate	3.90%	4.10%	4.30%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.75%

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2018	$2,312
2019	3,030
2020	2,527
2021	2,137
2022	2,989
2023 through 2027	24,274
Plan Assets - The following tables present the fair value of plan assets by level within the fair value hierarchy (in thousands):

	At November 30, 2017
	Level 2	Total
Plan assets (1):
Common collective trusts	$52,949	$52,949
Total plan assets	$52,949	$52,949

(1)	There are no plan assets classified within Levels 1 and 3 of the fair value hierarchy.

	At November 30, 2016
	Level 1	Level 2	Total
Plan assets (1):
Cash and cash equivalents	$1,135	$—	$1,135
Listed equity securities (2)	32,342	—	32,342
Fixed income securities:
Corporate debt securities	—	4,906	4,906
Foreign corporate debt securities	—	1,835	1,835
U.S. government securities	5,370	—	5,370
Agency mortgage-backed securities	—	3,330	3,330
CMBS	—	591	591
ABS	—	483	483
Total plan assets	$38,847	$11,145	$49,992

(1)	There are no plan assets classified within Level 3 of the fair value hierarchy.

(2)	Listed equity securities are diversified across a spectrum of primarily U.S. large-cap companies.
Valuation technique and inputs - The following is a description of the valuation techniques and inputs used in measuring plan assets accounted for at fair value on a recurring basis:

•	Cash equivalents are valued at cost, which approximates fair value and are categorized in Level 1 of the fair value hierarchy;

•	Common collective trusts are valued at their NAV as a practical expedient for fair value and categorized in Level 2;

•	Listed equity securities are valued using the quoted prices in active markets for identical assets;

•	Fixed income securities:

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

◦	U.S. government and agency securities valuations generally include quoted bid prices in active markets for identical or similar assets.
Investment Policies and Strategies - Assets in the plan are invested under guidelines adopted by the Administrative Committee of the U.S. Pension Plan. Because the U.S. Pension Plan exists to provide a vehicle for funding future benefit obligations, the investment objectives of the portfolio take into account the nature and timing of future plan liabilities. The policy recognizes that the portfolio’s long-term investment performance and its ability to meet the plan’s overall objectives are dependent on the strategic asset allocation, which includes adequate diversification among assets classes.
On May 16, 2017, we entered into an agreement with an external investment manager to invest and manage the plan’s assets under a strategy using a combination of two portfolios. The investment manager allocates the plan’s assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by the Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan’s funded ratio. The manager will also monitor the strategy and, as the plan’s funded ratio changes over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager.
German Pension Plan
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. The German Pension Plan has no plan assets and is therefore unfunded. We have purchased insurance contracts from multi-national insurers held in the name of Jefferies Bache Limited to provide for the plan’s future obligations. The investment in these insurance contracts is included in Financial instruments owned in our Consolidated Statements of Financial Condition and has a fair value of $16.0 million and $15.2 million at November 30, 2017 and 2016, respectively. All costs relating to the plan (including insurance premiums and other costs as computed by the insurers) are paid by us. In connection with the acquisition, it was agreed with Prudential that any insurance premiums and funding obligations related to pre-acquisition date service will be reimbursed to us by Prudential. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG (“Generali“) to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €7.3 million, which will be paid in January 2018 and which will release us from any and all obligations under the German Pension Plan. Subject to certain precedent conditions being fulfilled, this transaction is expected to be completed in the first quarter of 2018. In addition, on December 28, 2017, we entered into an agreement with Prudential under which we received $3.25 million as consideration for the release of Prudential by us from their indemnity relating to the German Pension Plan defined benefit pension obligations.
The provisions and assumptions used in the German Pension Plan are based on local conditions in Germany. We did not contribute to the plan during the years ended November 30, 2017 and 2016.
The following tables summarize the changes in the projected benefit obligation and the components of net periodic pension cost (in thousands):

	Year Ended November 30,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$24,166	$23,545
Interest cost	426	529
Actuarial loss (gain)	(91)	1,157
Benefits paid	(1,233)	(1,104)
Currency adjustment	2,976	39
Projected benefit obligation, end of period	$26,244	$24,166
Funded status at end of period	$(26,244)	$(24,166)
Th

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2017	2016
Consolidated statements of financial condition:
Liabilities	$26,244	$24,166
Accumulated other comprehensive income, before taxes:
Net losses	$(5,305)	$(5,748)
The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2017	2016	2015
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$426	$529	$523
Net amortization	353	326	325
Net periodic pension cost	$779	$855	$848

	Year Ended November 30,
	2017	2016	2015
Amounts recognized in Other comprehensive income:
Net (gain) loss arising during the period	$(91)	$1,157	$(39)
Amortization of net loss	(353)	(326)	(325)
Total loss (gain) recognized in Other comprehensive income	$(444)	$831	$(364)
Net losses recognized in net periodic benefit cost and Other comprehensive income	$335	$1,686	$484
The following are assumptions used to determine the actuarial present value of the projected benefit obligation and net periodic pension benefit cost:

	Year Ended November 30,
	2017	2016	2015
Projected benefit obligation:
Discount rate	1.80%	1.70%	2.20%
Rate of compensation increase (1)	N/A	N/A	N/A
Net periodic pension benefit cost:
Discount rate	1.70%	2.20%	2.10%
Rate of compensation increase (1)	N/A	N/A	N/A
(1)    There were no active participants of the pension plan at November 30, 2017 and 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2018	$1,303
2019	1,275
2020	1,329
2021	1,339
2022	1,320
2023 through 2027	6,571

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2017	2016	2015
Components of compensation cost:
Restricted cash awards	$251.6	$263.7	$249.2
Restricted stock and RSUs (1)	26.6	23.5	57.9
Profit sharing plan	6.0	6.0	6.1
Total compensation cost	$284.2	$293.2	$313.2

(1)
Total compensation cost associated with restricted stock and RSUs includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $227,000, $150,000 and $399,000 for the years ended November 30, 2017, 2016 and 2015, respectively.

Remaining unamortized amounts related to certain compensation plans at November 30, 2017 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$38.7	2
Restricted cash awards	481.6	3
Total	$520.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In December 2017, $117.0 million of restricted cash awards related to the 2017 performance year that contain a future service requirement were approved or contractually awarded. Absent actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30,
	2017	2018	2019	Thereafter	Total
Restricted cash awards	$16.5	$24.0	$23.6	$52.9	$117.0
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 15. Income Taxes
Total income taxes were allocated as follows (in thousands):

	Year Ended November 30,
	2017	2016	2015
Income tax expense	$147,340	$14,566	$18,898
Stockholders’ equity, compensation expense for tax purposes less than amounts recognized for financial reporting purposes	—	4,186	5,935
The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2017	2016	2015
Current:
U.S. Federal	$147,065	$27,473	$(45,007)
U.S. state and local	30,611	6,196	(28,260)
Foreign	12,910	(5,090)	3,369
Total current	190,586	28,579	(69,898)
Deferred:
U.S. Federal	(53,157)	(11,249)	74,085
U.S. state and local	1,760	(4,819)	22,811
Foreign	8,151	2,055	(8,100)
Total deferred	(43,246)	(14,013)	88,796
Total income tax expense	$147,340	$14,566	$18,898
The following table presents the U.S. and non-U.S. components of income before income tax expense (in thousands):

	Year Ended November 30,
	2017	2016	2015
U.S.	$403,445	$34,178	$82,515
Non-U.S. (1)	101,479	(4,206)	31,712
Income before income tax expense	$504,924	$29,972	$114,227

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 35% to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$176,724	35.0%	$10,490	35.0%	$39,979	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	21,041	4.2	124	0.5	(3,542)	(3.1)
International operations (including foreign rate differential)	(11,577)	(2.3)	(3,404)	(11.4)	(11,474)	(10.0)
Tax exempt income	(3,850)	(0.8)	(4,640)	(15.5)	(6,789)	(5.9)
Foreign tax credits	(32,974)	(6.5)	—	—	(7,240)	(6.3)
Non-deductible Jefferies Bache wind down costs	—	—	—	—	3,225	2.8
Meals and entertainment	4,129	0.8	4,640	15.5	5,232	4.6
Excess stock detriment	406	0.1	9,755	32.6	—	—
Federal benefits related to prior year tax filings	(3,786)	(0.8)	(2,928)	(9.8)	199	0.1
Other, net	(2,773)	(0.5)	529	1.7	(692)	(0.7)
Total income tax expense	$147,340	29.2%	$14,566	48.6%	$18,898	16.5%
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2017	2016	2015
Balance at beginning of period	$109,527	$107,902	$126,662
Increases based on tax positions related to the current period	18,619	5,045	—
Increases based on tax positions related to prior periods	7,310	1,447	2,818
Decreases based on tax positions related to prior periods	(5,912)	(4,520)	(3,883)
Decreases related to settlements with taxing authorities	—	(347)	(17,695)
Balance at end of period	$129,544	$109,527	$107,902
The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $86.1 million and $73.1 million (net of benefits of taxes) at November 30, 2017 and 2016, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $9.0 million, $6.5 million and $2.2 million for the years ended November 30, 2017, 2016 and 2015, respectively. At November 30, 2017 and 2016, we had interest accrued of approximately $48.3 million and $39.3 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2017 and 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2017	2016
Deferred tax assets:
Compensation and benefits	$376,642	$285,542
Net operating loss	20,094	11,021
Long-term debt	26,476	60,707
Accrued expenses and other	121,746	124,269
Sub-total	544,958	481,539
Valuation allowance	(14,217)	(9,464)
Total deferred tax assets	530,741	472,075
Deferred tax liabilities:
Amortization of intangibles	102,739	107,474
Other	17,282	21,630
Total deferred tax liabilities	120,021	129,104
Net deferred tax asset, included in Other assets	$410,720	$342,971
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $410.7 million at November 30, 2017 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
At November 30, 2017, we had gross net operating loss carryforwards of $122.1 million, primarily related to New York State, New York City and various European jurisdictions. A deferred tax asset of $9.7 million related to net operating losses in Europe has been fully offset by a valuation allowance, while $0.3 million of deferred tax assets related to net operating losses in Asia has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.
We have a tax sharing agreement between us and Leucadia.  Refer to Note 19, Related Party Transactions, for further information.
At November 30, 2017 and 2016, we had approximately $232.0 million and $157.0 million, respectively, of earnings attributable to foreign subsidiaries that are indefinitely reinvested abroad and for which no U.S. Federal income tax provision has been recorded. Accordingly, a deferred tax liability of approximately $73.0 million and $55.0 million has not been recorded with respect to these earnings at November 30, 2017 and 2016, respectively.
We are currently under examination by the Internal Revenue Service and other major tax jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $12.6 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2007
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2014
Hong Kong	2011
India	2010
Italy	2012

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. We are currently evaluating the impact that the Tax Act will have on both our Consolidated Statements of Financial Condition and Consolidated Statements of Earnings. At this time, based on information currently available, we anticipate taking a charge of approximately $170.0 million in the first quarter of 2018. Approximately two-thirds of this estimated charge relates to the non-cash write down of our deferred tax asset resulting from the impact of a lower federal tax rate of 21% on the future deductibility of our deferred tax items. The remaining balance relates to a toll charge on the deemed repatriation of unremitted foreign earnings.

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2017 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$—	$0.2	$18.6	$—	$117.8	$136.6
Loan commitments (1)	261.9	—	56.5	—	—	318.4
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	11.0	—	—	—	—	11.0
Forward starting reverse repos (2)	3,211.1	—	—	—	—	3,211.1
Forward starting repos (2)	2,987.9	—	—	—	—	2,987.9
Other unfunded commitments (1)	218.8	122.9	18.3	153.0	—	513.0
Total commitments	$6,690.7	$300.8	$93.4	$153.0	$117.8	$7,355.7

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At November 30, 2017, $3,207.4 million within forward starting securities purchased under agreements to resell and $2,982.8 million within securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At November 30, 2017, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $22.0 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at November 30, 2017, we had other outstanding equity commitments to invest up to $0.8 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2017, we had $68.3 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2017 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in our Consolidated Statements of Financial Condition was $37.6 million at November 30, 2017.
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
Leases. As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2039 which are operating leases. At November 30, 2017, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2018 through 2022 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2018	$59,464
2019	57,698
2020	50,254
2021	48,616
2022	51,466
Thereafter	630,991
Total	$898,489
The total minimum rentals to be received in the future under non-cancelable subleases at November 30, 2017 was $19.4 million.
Rental expense, net of subleases, amounted to $56.1 million, $56.1 million and $57.4 million for the years ended November 30, 2017, 2016 and 2015, respectively.
During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continued into 2015. At November 30, 2017, minimum future lease payments are as follows (in thousands):

Fiscal Year	Minimum Future Lease Payments
2018	$1,513
2019	189
Net minimum lease payments	1,702
Less amount representing interest	28
Present value of net minimum lease payments	$1,674

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2017 (in millions):

	Expected Maturity Date (Fiscal Years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$24,454.8	$2,420.2	$150.5	$45.9	$466.3	$27,537.7
Written derivative contracts—credit related	—	42.0	20.5	155.7	—	218.2
Total derivative contracts	$24,454.8	$2,462.2	$171.0	$201.6	$466.3	$27,755.9
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2017, the fair value of derivative contracts meeting the definition of a guarantee is approximately $243.6 million.
Standby Letters of Credit. At November 30, 2017, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

Note 17. Net Capital Requirements
As a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies is subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S. broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies, with Jefferies as the surviving entity.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At November 30, 2017, Jefferies’ net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,418,930	$1,330,169
FINRA is the designated examining authority for our U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies as an FCM.
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
At November 30, 2017 and 2016, $5,124.9 million and $4,833.0 million, respectively, of net assets of our consolidated subsidiaries are restricted, as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.

Note 18. Segment Reporting
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

Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2017	2016	2015
Capital Markets:
Net revenues	$3,174.4	$2,339.3	$2,415.1
Non-interest expenses	2,636.2	2,321.5	2,325.2
Earnings before income taxes	$538.2	$17.8	$89.9
Asset Management:
Net revenues	$23.7	$75.3	$60.1
Non-interest expenses	57.0	63.1	35.8
Earnings (loss) before income taxes	$(33.3)	$12.2	$24.3
Total:
Net revenues	$3,198.1	$2,414.6	$2,475.2
Non-interest expenses	2,693.2	2,384.6	2,361.0
Earnings before income taxes	$504.9	$30.0	$114.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2017	2016
Total Assets by Reportable Business Segment:
Capital Markets	$38,620.4	$35,931.8
Asset Management	1,085.3	1,009.5
Total assets	$39,705.7	$36,941.3
Net Revenues by Geographic Region
Net revenues for the Capital Market reportable business segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For the Asset Management reportable business segment, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in millions):

	Year Ended November 30,
	2017	2016	2015
Americas (1)	$2,602.7	$1,870.4	$1,887.0
Europe (2)	489.6	458.0	510.0
Asia	105.8	86.2	78.2
Net revenues	$3,198.1	$2,414.6	$2,475.2

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2017 and 2016, our equity investments in Private Equity Related Funds were in aggregate $23.7 million and $37.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Year Ended November 30,
	2017	2016	2015
Other revenues and investment income (loss)	$(11,718)	$(2,328)	$(26,179)
Service charges	726	760	1,341
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At November 30, 2017 and 2016, we had commitments to purchase $864.1 million and $817.0 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
HRG Group Inc. (“HRG”). We recognized investment banking and advisory revenues of $1.3 million for the year ended November 30, 2015.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At November 30, 2017 and 2016, we had $45.6 million and $38.4 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	At November 30, 2016 and 2015, we had provided a guarantee of a credit agreement for a private equity fund owned by our employees. This guarantee was terminated in April 2017.

•	One of our directors has investments in a hedge fund managed by us of approximately $4.9 million and $5.0 million at November 30, 2017 and 2016, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Leucadia. The following is a description of related party transactions with Leucadia and its affiliates:

•	Under a service agreement, we provide services to and receive services from Leucadia (in millions):

	Year Ended November 30,
	2017	2016	2015
Charges to Leucadia for services provided	$42.2	$38.8	$40.7
Charges from Leucadia for services received	14.2	11.2	6.1

•	Receivables from and payables to Leucadia, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	Year Ended November 30,
	2017	2016
Receivable from Leucadia	$2.5	$2.8
Payable to Leucadia	3.1	1.9

•
On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Leucadia, in the amount of $200.0 million, payable on January 31, 2018, which will reduce our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our net earnings.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax assets and liabilities. At November 30, 2017 and 2016, a net current tax payable to Leucadia of $91.5 million and a net current tax receivable from Leucadia of $80.1 million, respectively, is included in Accrued expenses and other liabilities and Other assets, respectively, in our Consolidated Statements of Financial Condition.

•
In 2017, we entered into OTC foreign exchange contracts with an affiliate of Leucadia. In connection with these contracts, at November 30, 2017 we had $17.0 million included in Payables—brokers, dealers and clearing organizations.

•	Two of our directors have investments totaling $3.6 million at November 30, 2017 in a hedge fund managed by Leucadia.

•	In July 2016, a subsidiary of Leucadia made a $30.0 million capital contribution to a hedge fund managed by us.

•
We made a capital contribution of $0.5 million in June 2017 to a hedge fund managed by Leucadia. We also made capital contributions of $27.0 million and $114.0 million in October 2017 and March 2016, respectively, to another hedge fund managed by Leucadia; and in December 2016, we redeemed $17.0 million from this hedge fund. Net gains on our investment in these hedge funds were $8.0 million and $3.6 million for the years ended November 30, 2017 and 2016, respectively, which are included in Principal transactions in our Consolidated Statements of Earnings.

•
As a result of a public offering by Landcadia Holdings Inc., an affiliate of Leucadia, we own 638,561 public units (each unit consisting of one share of Class A common stock and one public warrant) at both November 30, 2017 and 2016, with fair values of $6.8 million and $6.6 million, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	We sold securities to Leucadia during the periods presented below at fair value for cash. There was no gain or loss on these transactions.

Date	Amount (in millions)
August 2017	$7.1
April 2017	21.9
February 2017	25.6
August 2015	124.4

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in thousands):

	Year Ended November 30,
	2017	2016	2015
Investment banking and advisory	$14,700	$1,786	$21,185
Asset management	—	155	400
Commissions and other fees	69	88	43
Other revenues	274	—	—

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Leucadia (i.e., we buy and sell debt securities issued by Leucadia). At November 30, 2017 and 2016, approximately $0.2 million and $1.0 million, respectively, of debt securities issued by Leucadia are included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 20. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the OTC transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax losses of the Jefferies Bache business were $1.9 million and $134.7 million for the years ended November 30, 2016 and 2015, respectively.
In addition, we terminated our $750.0 million committed senior secured revolving credit facility on July 31, 2015. During the year ended November 30, 2015, we recognized costs of $3.8 million related to this facility.
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
Restructuring and exit costs are wholly attributed to our Capital Markets reportable business segment and were recorded in the following categories in our Consolidated Statements of Earnings (in thousands):

	Year Ended November 30,
	2016	2015
Compensation and benefits	$320	$38,249
Technology and communications	1,234	30,992
Professional services	—	2,508
Other expenses	300	1,345
Total	$1,854	$73,094
The following summarizes our restructuring reserve activity (in thousands):

	Severance costs	Other costs	Contract termination costs	Total restructuring costs	Accelerated amortization of restricted stock and restricted cash awards	Accelerated amortization of capitalized software	Impairments	Total
Liability at November 30, 2015	$4,805	$—	$—	$4,805
Expenses	279	300	1,234	1,813	$41	$—	$—	$1,854
Payments	(5,084)	(300)	(1,234)	(6,618)
Liability at November 30, 2016	$—	$—	$—	$—

Note 21. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended
	November 30, 2017	August 31, 2017	May 31, 2017	February 28, 2017
Total revenues	$1,081,499	$1,048,331	$1,038,955	$1,009,797
Net revenues	822,610	800,692	779,294	795,513
Earnings before income taxes	142,280	122,264	116,181	124,199
Net earnings attributable to Jefferies Group LLC	89,913	83,815	69,751	114,019

	Three Months Ended
	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016
Total revenues	$939,960	$863,841	$936,917	$493,105
Net revenues	741,769	654,450	719,408	298,987
Earnings (loss) before income taxes	96,529	80,722	102,597	(249,876)
Net earnings (loss) attributable to Jefferies Group LLC	87,180	41,169	53,898	(166,813)

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 14. Principal Accountant Fees and Services
For the fiscal year ended November 30, 2017, fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited and PricewaterhouseCoopers LLP and for the fiscal year ended November 30, 2016, fees for services provided by PricewaterhouseCoopers LLP were as follows:

	Year Ended November 30,
	2017	2016
Audit Fees	$6,378,737	$6,685,689
Audit-Related Fees	674,400	410,000
Tax Fees	994,961	514,359
All Other Fees	—	—
Total All Fees	$8,048,098	$7,610,048
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2017 and 2016. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2017, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2017 and 2016. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the preparation of our SOC1 report, performing agreed upon procedures related to specific matters at our request, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2017 and 2016 related to tax compliance, tax advice and tax planning.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.
(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.
(a)3. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC effective as of March 1, 2013 is incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.
3.2	Certificate of Conversion of Jefferies Group LLC effective as of March 1, 2013 is incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.
3.3	Limited Liability Company Agreement of Jefferies Group LLC dated as of March 1, 2013 is incorporated herein by reference to Exhibit 3.3 of Registrant’s Form 8-K filed on March 1, 2013.
4.1
Senior Debt Indenture, by and among Jefferies Group LLC and Jefferies Group Capital Finance Inc. and The Bank of New York Mellon, as Trustee, dated May 26, 2016 is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on January 17, 2017.

4.2
Indenture, dated as of March 12, 2002, by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as Trustee, is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 filed on March 28, 2003.

4.3
First Supplemental Indenture, dated as of July 15, 2003, to Indenture dated as of March 12, 2002 by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as Trustee, is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form S-3 Registration Statement filed on July 15, 2003 (No. 333-107032).

4.4
Second Supplemental Indenture, dated as of December 19, 2012, to the Indenture dated as of March 12, 2002, by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as trustee, is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 20, 2012.

4.5
Third Supplemental Indenture, dated as of March 1, 2013, to the Indenture dated as of March 12, 2002 by and between Jefferies Group LLC (formerly Jefferies Group, Inc.) and The Bank of New York Mellon, as Trustee, is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on March 1, 2013.

4.6
Other instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.

10
Purchase Agreement dated January 9, 2017 between Jefferies Group LLC, Jefferies Group Capital Finance Inc. and Jefferies LLC, as representative of the several underwriters identified in Schedule A thereto, relating to the $750 million aggregate principal amount of 4.850% Senior Notes due 2027 is incorporated herein by reference to Exhibit 1.1 of the Registrant’s Form 8-K filed on January 10, 2017.

12*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
23.3*	Consent of Deloitte & Touche LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Exhibit No.	Description

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2017 and November 30, 2016; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

*    Filed herewith.

(c)	Financial Statement Schedules

Jefferies Finance LLC financial statements as of November 30, 2017 and 2016, and for the years ended November 30, 2017, 2016 and 2015

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: January 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 26, 2018
Richard B. Handler

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 26, 2018
Peregrine C. Broadbent

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 26, 2018
Brian P. Friedman

/s/	W. PATRICK CAMPBELL	Director	January 26, 2018
W. Patrick Campbell

/s/	BARRY J. ALPERIN	Director	January 26, 2018
Barry J. Alperin

/s/	RICHARD G. DOOLEY	Director	January 26, 2018
Richard G. Dooley

/s/	MARYANNE GILMARTIN	Director	January 26, 2018
MaryAnne Gilmartin

/s/	JOSEPH S. STEINBERG	Director	January 26, 2018
Joseph S. Steinberg

/s/	JACOB M. KATZ	Director	January 26, 2018
Jacob M. Katz

Jefferies Group LLC
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	47
Reports of Independent Registered Public Accounting Firms	48
Consolidated Statements of Financial Condition	50
Consolidated Statements of Earnings	51
Consolidated Statements of Comprehensive Income	52
Consolidated Statements of Changes in Equity	53
Consolidated Statements of Cash Flows	54
Notes to Consolidated Financial Statements	56

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2017 and 2016 and for each of the three fiscal years ended November 30, 2017, 2016 and 2015	S-2 - S-6

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2017	2016
ASSETS
Cash and cash equivalents	$1,959,536	$1,178,475
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	57,817	36,148
Financial instruments owned, at fair value	52,641	130,116
Investments in managed funds	21,246	34,170
Loans to and investments in related parties	638,551	473,912
Investment in subsidiaries	5,084,726	4,757,824
Advances to subsidiaries	1,801,573	1,262,211
Subordinated notes receivable	2,708,685	2,802,440
Other assets	610,555	569,291
Total assets	$12,935,330	$11,244,587
LIABILITIES AND EQUITY
Short-term borrowings	$131,567	$96,456
Financial instruments sold, not yet purchased, at fair value	18,061	7,285
Accrued expenses and other liabilities	610,036	287,545
Long-term debt	6,416,844	5,483,355
Total liabilities	7,176,508	5,874,641
EQUITY
Member’s paid-in capital	5,895,601	5,538,103
Accumulated other comprehensive loss:
Currency translation adjustments	(98,909)	(152,305)
Changes in instrument specific credit risk	(27,888)	(6,494)
Cash flow hedges	(936)	—
Additional minimum pension liability	(9,046)	(9,358)
Total accumulated other comprehensive loss	(136,779)	(168,157)
Total member’s equity	5,758,822	5,369,946
Total liabilities and equity	$12,935,330	$11,244,587
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Revenues:
Principal transactions	$12,410	$952	$68,720
Asset management fees and investment income (loss) from managed funds	(10,568)	1,222	(20,889)
Interest	241,357	226,781	201,632
Other	78,812	(8,156)	33,193
Total revenues	322,011	220,799	282,656
Interest expense	276,727	235,556	250,919
Net revenues	45,284	(14,757)	31,737
Non-interest expenses:
Total non-interest expenses	13,598	5,187	5,984
Earnings (loss) before income taxes	31,686	(19,944)	25,753
Income tax expense (benefit)	(21,292)	(9,574)	3,958
Net earnings (loss) before undistributed earnings of subsidiaries	52,978	(10,370)	21,795
Undistributed earnings of subsidiaries	304,520	25,804	71,739
Net earnings	357,498	15,434	93,534
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	53,396	(115,494)	(27,157)
Change in instrument specific credit risk	(21,394)	(6,494)	—
Cash flow hedges	(936)	—	—
Minimum pension liability adjustments, net of tax	312	(1,223)	(3,116)
Total other comprehensive income (loss), net of tax	31,378	(123,211)	(30,273)
Comprehensive income (loss)	$388,876	$(107,777)	$63,261
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$357,498	$15,434	$93,534
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization	(61,634)	(63,681)	(76,945)
Undistributed earnings of subsidiaries	(304,520)	(25,804)	(71,739)
(Income) loss on loans to and investments in related parties	(90,724)	10,251	(40,460)
Distributions received on investments in related parties	—	17,050	40,500
Other adjustments	39,513	(34,496)	(98,870)
Net change in assets and liabilities:
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	(21,669)	30,055	(4,714)
Financial instruments owned	77,475	8,704	53,290
Investments in managed funds	12,924	763	19,907
Other assets	(29,031)	21,475	77,813
Financial instruments sold, not yet purchased	10,776	(13,739)	(8,802)
Accrued expenses and other liabilities	324,446	15,125	(36,397)
Net cash provided by (used in) operating activities	315,054	(18,863)	(52,883)
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	(415,100)	327,110	420,797
Loans to and investments in related parties	(73,915)	19,337	(19,301)
Cash received from contingent consideration	1,342	2,617	4,444
Net cash provided by (used in) investing activities	(487,673)	349,064	405,940
Cash flows from financing activities:
Proceeds from short-term borrowings	555,652	102,238	750,000
Payments on short-term borrowings	(532,326)	(5,786)	(750,000)
Proceeds from issuance of long-term debt, net of issuance costs	1,116,798	277,583	—
Repayment of long-term debt	(186,444)	(350,000)	(500,000)
Net cash provided by (used in) financing activities	953,680	24,035	(500,000)
Net increase (decrease) in cash and cash equivalents	781,061	354,236	(146,943)
Cash and cash equivalents at beginning of period	1,178,475	824,239	971,182
Cash and cash equivalents at end of period	$1,959,536	$1,178,475	$824,239

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$332,135	$300,680	$329,926
Income taxes, net	2,494	(8,654)	(5,859)
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2017. For purposes of these condensed non-consolidated financial statements, the Company’s wholly owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company is an indirect wholly owned subsidiary of Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were convertible into Leucadia common shares. At November 1, 2017, $20.2 million of these debentures were called. At November 22, 2017, all of the remaining convertible debentures were called for optional redemption, with a redemption date of January 5, 2018. All of these remaining convertible debentures were redeemed on January 5, 2018. For further information, refer to Note 12, Long-Term Debt, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2017.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2017.
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

Note 3. Guarantees
In the normal course of its business, the Parent Company issues guarantees in respect of obligations of certain of its wholly owned subsidiaries under trading and other financial arrangements, including guarantees to various trading counterparties and banks. The Parent Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value in its Consolidated Statements of Financial Condition.
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
The Parent Company had provided a guarantee in respect of certain obligations of Jefferies Finance LLC that would have matured in January 2021, whereby the Parent Company was required to make certain payments to an SPE sponsored by Jefferies Finance in the event that Jefferies Finance was unable to meet its obligations to the SPE and a guarantee of a credit agreement for a fund owned by employees. These guarantees were terminated during 2017.

The Parent Company guarantees certain financing arrangements of subsidiaries. At November 30, 2017, there were no open guarantees.
Structured Notes. Structured notes of $614.1 million at November 30, 2017 were jointly and severally co-issued by our wholly-owned subsidiary Jefferies Group Capital Finance Inc.

Jefferies Finance LLC and Subsidiaries
Consolidated Financial Statements as of November 30, 2017 and 2016 and
for the Years Ended November 30, 2017, 2016 and 2015

JEFFERIES FINANCE LLC AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT
To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY
We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the "Company"), which comprise the consolidated balance sheets as of November 30, 2017 and 2016, and the related consolidated statements of earnings, changes in members' equity, and cash flows for the years ended November 30, 2017, 2016 and 2015, and the related notes to the consolidated financial statements.
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
Auditors' Responsibility
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2017 and 2016, and the results of their operations and their cash flows for the years ended November 30, 2017, 2016 and 2015 in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matter
As discussed in Note 2 to the consolidated financial statements, the Company adopted a new accounting pronouncement which requires the presentation of debt issue costs as a direct deduction from that debt liability. Our opinion is not modified with respect to this matter.
/s/ DELOITTE & TOUCHE LLP
New York, NY
January 24, 2018

1

CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets
As of November 30, 2017 and 2016
(Dollars in thousands)

	NOVEMBER 30, 2017	NOVEMBER 30, 2016
ASSETS
Cash	$1,555,484	$656,556
Restricted cash	875,270	975,891
Loans receivable, net of deferred loan fees	4,813,182	4,490,158
Less allowance for loan losses	(61,788)	(65,897)
Loans receivable, net	4,751,394	4,424,261
Loans held for sale, net	712,546	930,462
Accrued interest receivable	32,393	32,794
Investments (includes restricted investments of $156,780 at November 30, 2016)	46,148	179,216
Other assets	191,708	94,151
TOTAL ASSETS	$8,164,943	$7,293,331
LIABILITIES AND MEMBERS' EQUITY
LIABILITIES:
Credit facilities, net	$318,103	$342,841
Secured notes payable, net	3,882,817	3,877,569
Interest payable	46,686	34,122
Other liabilities	525,403	434,297
Due to affiliates	46,130	23,971
Long-term debt, net	2,073,479	1,639,472
Total liabilities	6,892,618	6,352,272
MEMBERS' EQUITY	1,272,325	941,059
TOTAL LIABILITIES AND MEMBERS' EQUITY	$8,164,943	$7,293,331

See notes to consolidated financial statements.
(Continued)
2

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
As of November 30, 2017 and 2016
(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities ("VIEs") that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to Jefferies Finance LLC assets. The assets and liabilities of these consolidated VIEs are included in the Consolidated Balance Sheets and are presented net of intercompany eliminations.

	NOVEMBER 30, 2017	NOVEMBER 30, 2016
ASSETS
Restricted cash	$817,890	$925,969
Loans receivable, net of deferred loan fees	4,226,943	3,825,255
Less allowance for loan losses	(47,364)	(56,089)
Loans receivable, net	4,179,579	3,769,166
Loans held for sale, net	—	4,034
Accrued interest receivable	18,788	20,867
Investments (includes restricted investments of $156,780 at November 30, 2016)	27,452	164,670
Other assets	105,042	85,946
TOTAL ASSETS	$5,148,751	$4,970,652
LIABILITIES
Credit facilities, net	$154,772	$124,151
Secured notes payable, net	3,882,817	3,877,569
Interest payable	18,772	16,839
Other liabilities	278,155	256,601
Due to affiliates	11,249	181
TOTAL LIABILITIES	$4,345,765	$4,275,341

See notes to consolidated financial statements.
3

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Years Ended November 30, 2017, 2016 and 2015
(Dollars in thousands)

	NOVEMBER 30, 2017	NOVEMBER 30, 2016	NOVEMBER 30, 2015
NET FEE AND INTEREST INCOME:
Fee income, net	$270,023	$130,356	$170,679
Interest income	356,533	292,457	256,032
Total interest and net fee income	626,556	422,813	426,711
Interest expense	341,143	273,833	232,841
Net interest and net fee income	285,413	148,980	193,870
Provision for loan losses	33,854	37,880	29,900
Net interest and fee income after provision for loan losses	251,559	111,100	163,970
OTHER GAINS (LOSSES), NET	6,680	(75,548)	(16,640)
OTHER EXPENSES:
Compensation and benefits	28,806	24,533	32,620
General, administrative and other	41,464	32,148	27,850
Total other expenses	70,270	56,681	60,470
EARNINGS (LOSSES) BEFORE INCOME TAX EXPENSE	187,969	(21,129)	86,860
INCOME TAX EXPENSE (BENEFIT)	6,300	(1,514)	3,421
NET EARNINGS (LOSS)	$181,669	$(19,615)	$83,439

See notes to consolidated financial statements.
4

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity
For the Years Ended November 30, 2017, 2016 and 2015
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS' EQUITY
BALANCE--November 30, 2015	$916,109	$78,665	$994,774
Distributions	(27,280)	(6,820)	(34,100)
Net loss	(15,693)	(3,922)	(19,615)
BALANCE--November 30, 2016	$873,136	$67,923	$941,059
Contributions	149,597	—	149,597
Net earnings	145,335	36,334	181,669
BALANCE--November 30, 2017	$1,168,068	$104,257	$1,272,325

See notes to consolidated financial statements.
5

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended November 30, 2017, 2016 and 2015
(Dollars in thousands)

	NOVEMBER 30, 2017	NOVEMBER 30, 2016	NOVEMBER 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$181,669	$(19,615)	$83,439
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan fees and discounts	(81,050)	(50,022)	(46,518)
Amortization of deferred structuring fees	21,281	19,797	18,430
Amortization of discount on secured notes	12,671	9,611	7,418
Issuance costs associated with extinguishment of debt	14,122	—	—
Provision for loan losses	33,854	37,880	29,900
Realized (gain) loss on sale of loans held for sale	(6,467)	34,545	9,610
Change in fair value of loans held for sale	4,634	8,267	1,552
Realized (gain) loss on sales of investments	(1,047)	24,597	2,437
Unrealized (gain) loss on investments	(1,863)	8,139	5,218
Deferred income tax expense (benefit)	550	55	(604)
(Increase) decrease in operating assets:
Origination of loans held for sale	(27,330,698)	(9,570,812)	(13,616,750)
Proceeds from sales of loans held for sale	27,398,380	8,842,177	14,392,732
Principal collections on loans held for sale	65,904	3,215	1,651
Accrued interest receivable	401	(445)	(3,796)
Other assets	(15,522)	(12,051)	(989)
Increase (decrease) in operating liabilities:
Interest payable	12,563	6,297	307
Other liabilities	12,183	4,679	275,142
Due to affiliates	22,159	15,796	(38,391)
Net cash provided by (used in) operating activities	343,724	(637,890)	1,120,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(4,209,182)	(3,824,179)	(4,450,748)
Principal collections of loans receivable	3,190,000	2,714,137	3,088,609
Proceeds from sales of loans held for sale	799,869	790,602	576,147
Net change in restricted cash	100,621	300,009	(605,886)
Purchases of investments	(159,379)	(661,896)	(475,235)
Proceeds from sales of investments	317,235	690,183	464,887
Net cash provided by (used in) investing activities	39,164	8,856	(1,402,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	—	(34,100)	(81,000)
Contributions from members	149,597	—	—
Repayments of secured notes payable	(1,779,088)	(454,780)	(91,317)
Proceeds from secured notes, net of issuance costs	1,749,986	326,478	1,275,970
Purchases of secured notes	—	(3,263)	—
Proceeds from long-term debt, net of issuance costs	637,191	—	208,949
Repayment of long-term debt	(212,313)	(2,150)	(537)
Proceeds from borrowings on credit facilities	9,900,244	1,108,814	4,831,095
Repayments on credit facilities	(9,929,577)	(1,147,242)	(4,946,111)
Net cash provided by (used in) financing activities	516,040	(206,243)	1,197,049
NET INCREASE (DECREASE) IN CASH	898,928	(835,277)	915,611
CASH--Beginning of the year	656,556	1,491,833	576,222
CASH--End of the year	$1,555,484	$656,556	$1,491,833
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$277,348	$237,719	$208,498
Cash paid for income taxes, net	$193	$279	$3,316
NONCASH ITEMS:
Transfer of loans held for sale, net to loans receivable, net	$44,136	—	—
Restructuring of loans receivable to investments	$54,028	$24,414	$7,880

See notes to consolidated financial statements.
6

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

1. ORGANIZATION AND BASIS OF PRESENTATION
Organizational Structure--Jefferies Finance LLC ("JFIN"), a limited liability company, was organized under the laws of Delaware and commenced operations on October 7, 2004. JFIN will continue in perpetuity unless dissolved as provided in the Amended and Restated Limited Liability Company Agreement (LLC Agreement), dated May 31, 2011, as amended, modified and/or supplemented from time to time, among JFIN and its members: Massachusetts Mutual Life Insurance Company ("Mass Mutual"), Babson Capital Management LLC ("BCM"), and Jefferies Group LLC ("JGL" and, together with Mass Mutual and BCM, the "Members"). On June 1, 2016, the LLC Agreement was amended to transfer BCM's share of the Class B interest to Mass Mutual and BCM ceased to be a Member.
JFIN is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. JFIN's operations are primarily conducted through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. JFIN also purchases performing loans in the syndicated markets. JFIN may also originate second lien term loans, bridge loans, mezzanine loans as well as related equity co-investments and purchase stressed and distressed loans in the secondary markets. In addition, JFIN is a Registered Investment Adviser ("RIA") under the Investment Advisers Act of 1940, and each of Apex Credit Partners LLC and JFIN Asset Management LLC ("JFAM") are relying advisers of JFIN under the Advisers Act (each a RIA) since March 1, 2012, November 19, 2014 and February 5, 2016, respectively.
The accompanying consolidated financial statements refer to JFIN and all its subsidiaries (the "Company"), which includes entities in which the Company has a controlling interest or is the primary beneficiary, including collateralized loan obligation funds ("CLOs"). See Note 8, Variable Interest Entities, for more information related to the CLOs.
JFIN's capital structure consists of Class A members and Class B members, owning 80% and 20% of JFIN, respectively. Net earnings and losses are allocated on a pro rata basis to the Members, unless a loss allocation would cause a negative capital account.
Subsequent Events--The Company has evaluated events and transactions that occurred subsequent to November 30, 2017 through January 24, 2018, the date that these consolidated financial statements were issued. The Company determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates--The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP").
U.S. GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant of these estimates relate to the allowance for loan losses and fair value measurements. These estimates reflect management's best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
At November 30, 2017, the Company corrected the classification of certain deferred fees related to undrawn revolvers from Loans receivable, net to Other liabilities. The effect on the consolidated balance sheet at November 30, 2016 was to increase Loans receivable, net and Other liabilities by $80.6 million. The Company has evaluated the effect of this change and concluded that it did not have a material impact on, nor require amendment of, any previously issued consolidated financial statements.
Principles of Consolidation--The accompanying consolidated financial statements reflect the Company's consolidated accounts, including the subsidiaries and the related consolidated results of operations with intercompany balances and transactions eliminated in consolidation. In addition, the Company consolidates entities which meet the definition of a VIE for which the Company is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
Revenue Recognition Policies
Interest and Fee Income--Interest and fee income are recorded on an accrual basis to the extent that such amounts are earned and expected to be collected. Premiums and discounts are amortized into interest income using a level yield over the contractual life of the loan.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Deferred Loan Fees, Net--Direct loan underwriting fees, net of specific costs, are deferred and amortized using a level yield as adjustments to the related loan's yield over the contractual life of the loan. Direct loan fees, net of specific costs, related to revolving credit facilities are amortized on a straight-line basis over the contractual life of the revolving credit facility as fee income.
Underwriting fees are recognized on a pro-rata basis as the corresponding loan is syndicated. If the Company retains a portion of the syndicated loan, a portion of the fee is deferred to produce a yield that is not less than the average yield on the portion of the syndicated loans that is held by the other syndicate members. In the event that a loan is prepaid or a revolving credit facility is terminated before the scheduled maturity, all remaining deferred loan fees are recorded to interest income or fee income, respectively.
Cash and Restricted Cash--Cash and restricted cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $2,430.8 million and $1,632.4 million at November 30, 2017 and 2016, respectively, at several financial institutions.
Restricted cash on deposit in respect of the Company's credit facilities and CLOs represents the amount of principal and interest collections received as well as amounts in reserve to fund revolver draws. The use of principal cash is limited to purchasing eligible loans or the potential reduction of debt. Cash on deposit in the interest account is limited to the payment of interest, fees and other expenses as outlined in the governing documents.
Loans Receivable, Net--Loans receivable are recorded at cost, adjusted for unamortized premiums or discounts, net of unamortized deferred underwriting fees and net of allowance for loan losses. The Company intends to hold the majority of its loans until maturity. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment.
Allowance for Loan Losses--The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company's policies and methodology used to estimate the allowance for loan losses is presented in Note 4.
Loans Held for Sale, Net--The Company's business includes the structuring and underwriting of loan products with the intent to syndicate the majority of the loan to third parties. During the primary syndication process, loans that have been committed to be purchased by third parties but not yet settled are classified as Loans held for sale, net. The Company may invest in a percentage of an originated loan based upon the management of risk with respect to the entire portfolio. When the Company's position is larger than originally intended, the excess hold is also classified to Loans held for sale, net, on the Consolidated Balance Sheets.

Syndication activities and sales of loans held for sale are accounted for as sales based on the Company's satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loans transferred from loans receivable to loans held for sale of approximately $799.9 million, $790.6 million and $576.1 million for the years ended November 30, 2017, 2016 and 2015, respectively, are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.

Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other gains (losses), net in the Consolidated Statements of Earnings.
Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade dates and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other gains (losses), net, in the Consolidated Statements of Earnings.
Investments--Investments are recorded on a trade date basis. Investments, including financial derivative instruments are recorded on the Consolidated Balance Sheets at fair value with changes in value recorded as a component of Other gains (losses), net, in the Consolidated Statements of Earnings.
The Company has elected to carry its investments at fair value under the fair value option election in accordance with ASC Topic 825, Financial Instruments. The Company elected the fair value option as the Company manages these investments at fair value, which is reflective of the Company's intent and best reflects the operations of the Company's business. The Company's election is done on an instrument-by-instrument basis. The election is made upon the acquisition of the eligible financial asset. The fair value election may not be revoked once an election is made.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The Company presents derivatives on the Consolidated Balance Sheets within Investments, with resulting gains or losses recognized in Other gains (losses), net in the Consolidated Statements of Earnings. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Pricing information obtained from external data providers (including independent pricing services and brokers) may incorporate a range of market quotes from dealers, recent market transactions, benchmarking model derived prices to quoted market prices and trade data for comparable securities. External pricing data is subject to evaluation for reasonableness using a variety of means including comparisons of prices to those of similar product types, quality and maturities, consideration of the narrowness or wideness of the range of prices obtained, knowledge of recent market transactions and an assessment of the similarity in prices to comparable dealer offerings in a recent time period. Derivative contracts are valued using techniques and inputs to such models that reflect the assumptions the Company believes market participants would use in valuing the derivative in a current period transaction. Inputs to valuation techniques are appropriately calibrated to market data.
Deferred Structuring Fees--Deferred structuring fees are presented net against Credit facilities, Secured notes payable and Long-term debt on the Consolidated Balance Sheets and are amortized to Interest expense in the Consolidated Statements of Earnings over the contractual term of the borrowing using a level yield.
Fair Value Hierarchy--In determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.
If unobservable inputs are used, the Company will use assumptions that reflect the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Company applies a hierarchy to categorize its fair value measurements broken down into three levels based on the transparency of inputs as follows:
Level 1--Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2--Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments, for which quoted prices are available but traded less frequently; derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data; and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3--Instruments that have little to no pricing observability as of the reported date. These financial instruments are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management's judgment, the features of the financial instrument, such as its complexity or the market in which the financial instrument is traded and risk uncertainties about market conditions, require that an adjustment be made to the value derived from the models.
The Company's fair value measurements involve third party pricing for the majority of its assets and liabilities. If third party pricing is unavailable, the Company may employ various valuation techniques and models, which involve inputs that are observable, when available. The Company's valuation policies and procedures are reviewed at least annually and are updated as necessary. Further, the Company tracks the fair values of significant assets and liabilities using a variety of methods including third party vendors, comparison to previous trades and an assessment for overall reasonableness. See Note 7 for further information on fair value measurements.
New Accounting Developments
Revenue Recognition--In May 2014, the FASB issued Accounting Standards Update ("ASU"), No. 2014-09, Revenue from Contracts with Customers which defines how companies report revenues from contracts with customers, and also require enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal year 2019. FASB issued ASU, No. 2015-14 which deferred the effective date by one year. Subsequently, it was updated with ASU No. 2016-10, ASU No. 2016-12, ASU No. 2017-13 and ASU No. 2017-14. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Presentation of Financial Statements--In August 2014, the FASB issued ASU, No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The guidance was effective beginning in the first quarter of fiscal year 2017. The Company adopted this guidance in the first quarter of 2017. The adoption of this guidance did not have an impact on the Company's consolidated balance sheets, statements of earnings or cash flows.
Presentation of Debt Issuance Costs--In April 2015, the FASB issued ASU, No. 2015-03, Amendments to Simplifying the Presentation of Debt Issuance Costs which requires companies to present debt issue costs as a direct deduction from that debt liability. The Company adopted this guidance in the first quarter of 2017 on a retrospective basis, wherein the accompanying balance sheets have been adjusted to reflect the period specific effects of applying the guidance. Refer to Notes 10 and 11 for additional information regarding the impact of ASU 2015-03 on the Company's consolidated financial statements.
Financial Instruments--In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal year 2019. Early adoption is permitted for the accounting guidance on financial liabilities accounted for under the fair value option. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.
Financial Instruments-Credit Losses--In June 2016, the FASB issued ASU, No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective in the first quarter of fiscal year 2021 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

Statement of Cash Flows--In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance provides specific guidance on eight cash flow classification issues.
The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements. In November 2016, the FASB issued ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash. The guidance provides specific guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.
3. RESTRICTED CASH
The following is a summary of restricted cash as of November 30, 2017 and 2016 (in thousands):

	2017	2016
Principal and interest collections on loans held in credit facilities and CLOs	$265,064	$217,146
Reserves held in credit facilities and CLOs to support future operations	610,206	758,745
Total restricted cash	$875,270	$975,891

As of November 30, 2017 and 2016, there was $421.7 million and $765.0 million, respectively, of cash in revolver CLOs to support future drawdowns. The CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs were not in compliance with the collateralization tests, cash in the interest accounts would be used to pay senior management fees, interest to the note holders and the residual could be diverted to reduce the secured notes outstanding.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

4. LOANS RECEIVABLE, NET
The Company's loan receivable portfolio consists primarily of senior secured loans in various industries. The portfolio is segmented into originated and secondary loans which reflect how the portfolio is managed. Originated is a designation that indicates that the Company has had a major role in underwriting the loan either as an arranger or related role. Secondary is a designation that indicates that the Company acquired the loans through primary syndications conducted by other arrangers or purchased in the open market.
The following is a summary of outstanding loan balances as of November 30, 2017 and 2016 (in thousands):

	2017	2016
Loans receivable:
Originated	$1,687,531	$1,991,214
Secondary	3,203,298	2,572,418
Total loans receivable	4,890,829	4,563,632
Less: original issue discount	(68,650)	(64,964)
Total loans receivable, net of original issue discount	4,822,179	4,498,668
Less: deferred loan fees(1)	(8,997)	(8,510)
Total loans receivable, net of deferred loan fees	4,813,182	4,490,158
Less: allowance for loan losses	(61,788)	(65,897)
Total loans receivable, net	$4,751,394	$4,424,261

(1)As of November 30, 2016, there was $89.1 million of deferred loans fees of which $80.6 million were reclassified to Other liabilities on the Consolidated Balance Sheets in order to reflect the nature of the deferred fees.

Unamortized deferred underwriting fees on revolvers related to loans receivable, net are classified within Other liabilities on the Consolidated Balance Sheets.
As of November 30, 2017 there was $43.6 million and $25.1 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2016 there was $33.3 million and $31.7 million of original issue discount included in originated and secondary loans, respectively.
As of November 30, 2017 and 2016, $4.6 billion and $4.3 billion of loans receivable, respectively, were pledged as collateral against the Company's credit facilities and secured notes.
Nonaccrual Loans--If a loan is 90 days or more past due or the borrower is not able to service its debt and other obligations, the loan is placed on nonaccrual status. When a loan is placed on nonaccrual status, interest previously recognized as interest income but not yet received is reversed and the recognition of interest income on that loan will cease until factors indicating doubtful collection no longer exist and the loan has been brought current. Exceptions to this policy will be made if the loan is well secured and in the process of collection. Payments received on nonaccrual loans are typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. On the date the borrower pays in full all overdue amounts, the borrower's loan will emerge from nonaccrual status and all overdue interest will be recognized as interest income in the current period.
The following is an analysis of past due loans, net of original issue discount at November 30, 2017 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$8,098	$—	$8,098	$1,635,842	$1,643,940
Secondary	—	—	—	3,178,239	3,178,239
Total	$8,098	$—	$8,098	$4,814,081	$4,822,179

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The following is an analysis of past due loans, net of original issue discount at November 30, 2016 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$21,214	$6,003	$27,217	$1,930,723	$1,957,940
Secondary	—	8,797	8,797	2,531,931	2,540,728
Total	$21,214	$14,800	$36,014	$4,462,654	$4,498,668

Impaired Loans--Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's effective rate or at the fair value of collateral if repayment is expected solely from the collateral.
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

The following is a summary of impaired loans as of November 30, 2017 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$108,386	$143,295	$20,363	$85,344
Secondary	12,277	30,146	9,590	12,595
Total	$120,663	$173,441	$29,953	$97,938

The following is a summary of impaired loans as of November 30, 2016 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
With allowance recorded:
Originated	$61,948	$66,848	$20,816	$50,375
Secondary	12,912	26,512	10,243	28,211
Total	$74,860	$93,360	$31,059	$78,586

The average recorded investment reflects the change in the balance of impaired loans as of November 30, 2017 and 2016.
As of November 30, 2017 and 2016, each individual impaired loan had a specific allowance recorded.
Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2017, 2016 and 2015. If the impaired and nonaccrual loans had been performing, an additional $4.4 million, $3.9 million and $1.5 million of interest income would have been recorded for the years ended November 30, 2017, 2016 and 2015, respectively.
Allowance for Loan Losses--The Company's allowance for loan losses reflects management's estimate of net loan losses inherent in the loan portfolio. The allowance for general loan losses is calculated as the aggregate loan loss reserve for losses inherent in the portfolio that have not yet been identified.
Reserve factors are assigned to the loans in the portfolio, which dictate the percentage of the total outstanding loan balance that is reserved. The loan portfolio information is regularly reviewed to determine whether it is necessary to revise the reserve factors.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The reserve factors used in the calculation are determined by analyzing the following elements:

▪	the types of loans;

▪	the expected loss with regard to the loan type;

▪	the internal credit rating assigned to the loans; and

▪	type of industry for a given loan.

The Company has a policy to reserve for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow or the estimated fair value of the underlying collateral where applicable. The Company considers market value of the loan in its determination of the loan losses for impaired loans. There is no threshold when evaluating for impaired loans. Loans will be charged off against the allowance when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

The Company regularly tests the allowance for loan losses for reasonableness. In determining reasonableness, trends in the elements analyzed in establishing the reserve factors described above are reviewed. In addition, the Company continues to monitor the market to corroborate the reserve levels on similar loan products. The Company also computes an allowance for unfunded loan commitments using a methodology that is similar to that used for loans. The table below summarizes the Company's reporting of its allowance for loan losses:

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2017 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2016	$35,603	$30,294	$65,897
(Recovery of) provision for loan losses--general	(5,788)	2,778	(3,010)
Provision for loan losses--specific	33,301	3,563	36,864
Transfers to loans held for sale, net	(2,240)	(500)	(2,740)
Charge-offs	(31,507)	(3,716)	(35,223)
Balance, November 30, 2017	29,369	32,419	61,788
Balance, end of period--general	$9,006	$22,829	$31,835
Balance, end of period--specific	$20,363	$9,590	$29,953
Loans receivable:
Loans collectively evaluated--general	$1,535,554	$3,165,962	$4,701,516
Loans individually evaluated--specific	108,386	12,277	120,663
Total	$1,643,940	$3,178,239	$4,822,179

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2016 (in thousands):

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2015	$17,454	$36,516	$53,970
Provision for loan losses--general	3,751	5,857	9,608
Provision for loan losses--specific	15,045	13,227	28,272
Transfers to loans held for sale, net	—	(12,654)	(12,654)
Charge-offs	(647)	(12,652)	(13,299)
Balance, November 30, 2016	35,603	30,294	65,897
Balance, end of period--general	$14,787	$20,051	$34,838
Balance, end of period--specific	$20,816	$10,243	$31,059
Loans receivable:
Loans collectively evaluated--general	$1,895,992	$2,527,816	$4,423,808
Loans individually evaluated--specific	61,948	12,912	74,860
Total	$1,957,940	$2,540,728	$4,498,668

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2015 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2014	$10,373	$17,597	$27,970
Provision for (recovery of) loan losses--general	2,243	(2)	2,241
Provision for loan losses--specific	8,738	18,921	27,659
Charge-offs	(3,900)	—	(3,900)
Balance, November 30, 2015	17,454	36,516	53,970
Balance, end of period--general	$11,036	$14,195	$25,231
Balance, end of period--specific	$6,418	$22,321	$28,739
Loans receivable:
Loans collectively evaluated--general	$2,034,097	$1,888,245	$3,922,342
Loans individually evaluated--specific	38,801	43,509	82,310
Total	$2,072,898	$1,931,754	$4,004,652

The allowance balances related to losses on unfunded commitments were $5.8 million and $5.1 million as of November 30, 2017 and 2016, respectively. In addition, the Company increased the allowance related to losses on unfunded commitments by $0.7 million, $1.5 million and $0.1 million during the years ended November 30, 2017, 2016 and 2015, respectively. The changes in allowance were recognized in General, administrative and other in the Consolidated Statements of Earnings and the respective year end allowance was included in Other liabilities on the Consolidated Balance Sheets.
Credit Quality Indicators--As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks credit quality indicators. Management regularly reviews the performance of its loans receivable to evaluate the credit risk.

The Company evaluates each loan using six weighted credit risk grade categories that have both qualitative and quantitative components that differentiate the level of risk. Credit risk categories are assigned weights based on the characteristics of issuers.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

For each borrower, the Company evaluates the following credit risk categories:

▪	Industry segment

▪	Position within the industry

▪	Earnings / Operating Cash Flows

▪	Asset / Liability values

▪	Financial flexibility / debt capacity

▪	Management and controls

The Company utilizes a risk grading matrix to assign an internal credit grade ("ICG") to each of its loans. Loans are individually rated on a tiered scale of one to ten, with each rating further divided into three levels of   .2, .5 and .8.
A description of the general characteristics of the ICGs is as follows:

▪	Grade 1--Issuers assigned this grade are characterized as substantially risk free and having an extremely strong capacity to meet all financial obligations.

▪	Grade 2--Issuers assigned this grade are characterized as representing minimal risk.

▪	Grade 3--Issuers assigned this grade are characterized as representing modest risk.

▪	Grade 4--Issuers assigned this grade are characterized as representing better than average risk.

▪	Grade 5--Issuers assigned this grade are characterized as representing average risk.

▪	Grade 6--Issuers assigned this grade are characterized as representing acceptable risk.

▪
Grade 7--Issuers assigned this grade are currently vulnerable to adverse business, financial and economic conditions and are characterized by increasing credit risk. They possess potential weakness that may, if not checked or corrected, weaken the asset or result in a likelihood of default at some future date. The increasing risk has or may result in discounted pricing levels or decreased trading liquidity.

▪
Grade 8--Issuers assigned this grade are characterized by inadequate repayment capacity and / or recovery of the obligor or of the collateral pledged resulting in potential loss if deficiencies are not corrected.

▪
Grade 9--Issuers assigned this grade are in (a) payment default at any level in its debt structure or (b) bankruptcy. In addition, asset weaknesses may make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

▪	Grade 10--Issuers assigned this grade are charged-off.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The following is a summary of credit risk profile by ICG as of November 30, 2017 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	—	$4,460	$4,460
5.5	—	60,891	60,891
5.8	17,709	351,776	369,485
6.2	132,084	785,241	917,325
6.5	681,244	1,119,830	1,801,074
6.8	430,524	690,347	1,120,871
7.2	165,412	82,632	248,044
7.5	106,642	40,148	146,790
7.8	37,379	17,756	55,135
8.2	53,403	11,474	64,877
8.5	1,266	—	1,266
9.2	18,277	13,684	31,961
Total	$1,643,940	$3,178,239	$4,822,179

The following is a summary of credit risk profile by ICG as of November 30, 2016 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	—	$14,863	$14,863
5.5	—	70,043	70,043
5.8	23,007	264,545	287,552
6.2	202,016	579,886	781,902
6.5	896,859	1,022,226	1,919,085
6.8	466,248	400,933	867,181
7.2	119,092	131,383	250,475
7.5	131,136	16,666	147,802
7.8	9,840	12,102	21,942
8.2	89,310	16,288	105,598
8.5	15,694	—	15,694
9.2	4,738	11,793	16,531
Total	$1,957,940	$2,540,728	$4,498,668

Troubled Debt Restructurings (TDRs)--The Company periodically modifies or participates in the modification of the terms of a loan receivable in response to a borrower's difficulties. Modifications that include a significant financial concession(s) to the borrower that likely reflect a current view that the repayment on the original terms is unlikely are accounted for as TDRs. The Company uses a consistent methodology across all loans to determine if a modification granted to a borrower, determined to be in financial difficulty, is a TDR.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The Company's policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

▪	Payment default of principal and/or interest

▪	Bankruptcy declaration

▪	Going concern opinion issued by accountants

▪	Insufficient cash flow to service debt with low likelihood of turnaround in the short term

▪	Securities (public) are de-listed

▪	Refinancing sources are unlikely

▪	Financial covenants breach is unlikely to be amended

If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

▪	Modification of interest rate below market rate

▪	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

▪	Capitalization of interest

▪	Delaying principal and/or interest for a period of year or more

▪	Forgiveness of some or all of the principal balance

Below is a summary of the Company's loans which were determined to be TDRs as of November 30, 2017 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$118,923	$92,546	$—
Secondary	$68,982	$38,371	$—
Total	$187,905	$130,917	$—

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Below is a summary of the Company's loans which were determined to be TDRs as of November 30, 2016 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$40,613	$35,889	$—
Secondary	$58,340	$37,660	$—
Total	$98,953	$73,549	$—

All restructured loans that remain outstanding are initially placed on non-accrual status and subsequently evaluated to determine satisfactory payment performance and ultimate collectability. There were no payment defaults on loans restructured in troubled debt restructurings during the years ended November 30, 2017 and 2016.
Modified loans that are determined to be TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company's standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.
Other Liabilities--Included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2017 and 2016 there were $379.9 million and $307.4 million, respectively, of pending purchases.

5. LOANS HELD FOR SALE, NET
Below is a summary of Loans held for sale, net, as of November 30, 2017 and 2016 (in thousands):

	2017	2016
Loans held for sale	$722,551	$966,425
Less:
Original issue discount	(2,636)	(13,124)
Valuation allowance	—	(16,041)
Deferred loan fees, net	(7,369)	(6,798)
Loans held for sale, net	$712,546	$930,462

Included in the Loans held for sale were $435.3 million and $739.2 million of loans that funded prior to but the completion of the settlement process occurred after November 30, 2017 and November 30, 2016, respectively. As of November 30, 2017, no loans held for sale were pledged as collateral against the Company's credit facilities and secured notes issued by CLOs. As of November 30, 2016, loans held for sale of  $7.3 million were pledged as collateral against the Company's credit facilities and secured notes issued by CLOs. As of November 30, 2016, the Company had one impaired / non-accrual loan in the amount of $1.2 million in Loans held for sale, net.
Other Assets--included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2017 and 2016, there were $143.0 million and $60.4 million, respectively, of pending sales.
6. INVESTMENTS
Under the fair value option as of November 30, 2017 and 2016, the Company held investments of  $46.1 million and $22.4 million, respectively, in a corporate bond, interest rate swaps, secured and unsecured notes and other investments which were accounted for at fair value. As of November 30, 2016, one of the CLOs held $156.8 million of U.S. Treasury securities which had short-term maturities and are restricted under the terms as stated in the CLO indenture. As of November 30, 2017, all U.S. Treasury securities have been either redeemed or sold.

DERIVATIVE FINANCIAL INSTRUMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

As part of certain CLOs' risk management strategy to protect against the effect of fluctuations in London Interbank Offered Rate ("LIBOR") rates associated with its loan commitments, interest rate swaps were purchased and currently have a notional value of $1,080.9 million with remaining maturities ranging from one to three years. Additionally, JFIN entered into a Total Return Swap ("TRS") with Jefferies Financial Products, LLC ("JFP"), a wholly owned subsidiary of JGL, with a $23.0 million Variable Funding Note for one of the CLOs as the underlying asset. The TRS has a remaining maturity of approximately four years.
As of November 30, 2017 and 2016, the interest rate swaps and the TRS had a combined fair value of  $6.5 million and $6.1 million, respectively and were included within Investments on the Consolidated Balance Sheets. The net gain (loss) on the interest rate swaps and TRS was $0.4 million, $(3.3) million and $(10.4) million for the years ended November 30, 2017, 2016, and 2015 respectively, and was included in Other gains (losses), net in the Consolidated Statements of Earnings. As of November 30, 2017 and 2016 the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.

The following table sets forth the remaining contractual maturities of the interest rate swaps and total return swap at their notional value as of November 30, 2017 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$1,080,889	$1,080,889
Total return swap	$3,442	$3,442

The following table sets forth the remaining contractual maturities of the interest rate swaps and total return swap at their notional value as of November 30, 2016 (in thousands):

	1-5 YEARS	GREATER THAN 5 YEARS	TOTAL
Interest rate swaps	$1,184,472	$—	$1,184,472
Total return swap	$—	$8,723	$8,723

7. FINANCIAL INSTRUMENTS AT FAIR VALUE
The following table presents the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of November 30, 2017 and 2016 by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2017	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$712,546	$—	$712,546
Assets, recurring basis:
Investments
Bonds	$—	$4,145	$—	$4,145
Notes	—	—	2,351	2,351
Interest rate swaps	—	1,698	—	1,698
Corporate equity securities	—	631	32,511	33,142
Total return swap	—	—	4,812	4,812
Total Investments	$—	$6,474	$39,674	$46,148

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

NOVEMBER 30, 2016	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$930,462	$—	$930,462
Assets, recurring basis:
Investments
U.S. treasury securities	$156,780	$—	$—	$156,780
Bonds	—	4,188	—	4,188
Notes	—	—	2,370	2,370
Interest rate swaps	—	2,741	—	2,741
Corporate equity securities	—	951	8,877	9,828
Total return swap	—	—	3,309	3,309
Total Investments	$156,780	$7,880	$14,556	$179,216

For loans held for sale, net, the Company uses observable market data when available, including pricing on recent trades, third party pricing, or when appropriate, the recovery value of underlying collateral. Included within Loans held for sale, net are loans recorded at lower of cost or fair value.
For corporate equity securities, bonds, interest rate swaps and other investments, the Company primarily uses broker quotes for non-exchange traded investments based upon the observability of the inputs.
U.S. Treasury securities are measured based on quoted market prices.
The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis as of November 30, 2017 (in thousands):

	BALANCE AT DECEMBER 1, 2016	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(2)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2017	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2017
Corporate equity securities	$8,877	$20,802	$—	$2,832	$—	$32,511	$2,832
Notes	$2,370	$—	$—	$(19)	$—	$2,351	$(19)
Total return swap	$3,309	$456	$—	$1,047	$—	$4,812	$1,047

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis as of November 30, 2016 (in thousands):

	BALANCE AT DECEMBER 1, 2015	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(2)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2016	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2016
Corporate equity securities	$11,675	$524	$—	$(3,322)	$—	$8,877	$(3,322)
Notes	$—	$262,992	$(220,386)	$(23,992)	$(16,244)	$2,370	$—
Loans held for sale, net (1)	$55,104	$560,034	$(483,763)	$(49,660)	$(81,715)	$—	$—
Total return swap	$2,544	$—	$2,280	$(1,515)	$—	$3,309	$(1,515)

(1)Loans held for sale, net are measured on a non-recurring basis.

(2)Total gains and losses (realized and unrealized) are recorded in Other gains (losses), net on the Consolidated Statements of Earnings.
For the year ended November 30, 2017, $44.1 million was transferred from loans held for sale, net to loans receivable, net. For the year ended November 30, 2016, $98.0 million, was transferred from Level 3 to Level 2 due to an increase in the observability of inputs. There were no transfers between level 1 and level 2 for assets measured on a recurring basis for the years ended November 30, 2017 and 2016.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the Company's Level 3 financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class).
Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of the Company's financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$32,511		EBITDA multiple	5.6x-10.7x	7.8x
		Market Approach Discounted Cash Flows	Revenue multiple	0.5x-2.0x	1.3 x
Investments
Notes	$2,351	Asset Approach	Collateral Liquidation Values	N/A(1)	N/A(1)
Derivatives
Total return swap	$4,812	Discounted Cash	—	—	—
		Flows	Constant prepayment rate	20.0%	20.0%
			Constant default rate	2.0%	2.0%
			Loss severity	25.0%	25.0%
			Yield	26.0%	26.0%

(1)There is no meaningful quantitative information to provide as the methods of valuation are investment specific.
Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis as of November 30, 2017 and 2016, but for which fair value is required to be disclosed (in thousands):

	NOVEMBER 30, 2017		NOVEMBER 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$1,555,484	$1,555,484	$656,556	$656,556
Restricted cash	875,270	875,270	975,891	975,891
Loans receivable, net(1)	4,751,394	4,688,556	4,424,261	4,368,982
Total	$7,182,148	$7,119,310	$6,056,708	$6,001,429
Financial liabilities:
Credit facilities, net	$318,103	$323,806	$342,841	$346,862
Secured notes payable, net	3,882,817	3,976,732	3,877,569	3,915,716
Long-term debt, net	2,073,479	2,152,397	1,639,472	1,613,927
Total	$6,274,399	$6,452,935	$5,859,882	$5,876,505

(1)As of November 30, 2016, $80.6 million were reclassified to Other liabilities on the Consolidated Balance Sheets in order to reflect the nature of the deferred fees.

 Cash and restricted cash--The carrying value of cash and restricted cash approximates fair value and are considered Level 1 measurements.
Loans receivable, net--A significant portion of the Company's loans receivable are measured primarily using broker quotations and using pricing service data from external providers. When pricing data is unavailable and there are no observable inputs, valuations are based on models involving projected cash flows of the issuer and market prices for comparable issuers and are considered Level 2 measurements since there is no open exchange for loan assets.
Credit facilities, net--Due to the adjustable rate nature of the borrowings, the fair value of the credit facilities is estimated to be their carrying values less deferred structuring fees and are considered Level 2 measurements. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.
Secured notes payable, net--The Company uses broker quotes for non-exchange traded secured notes payable and are considered Level 2 measurements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Long-term debt, net--Fair value of long-term debt is based on broker quotations, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market interest rates for issuances of similar term debt.
8. VARIABLE INTEREST ENTITIES
VIEs are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
Variable interests in VIEs include debt and equity interests, commitments and management and performance fees. Involvement with VIEs by the Company includes involvement as a portfolio manager of collateralized loan obligations ("CLOs") or pre-CLO Warehouses ("CLO WHs") acting as sponsor of CLOs funding the underlying loans prior to the close of a CLO and owns notes issued by the CLOs.
The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with the VIE and reassess whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires significant judgment. Considerations in determining the VIE's most significant activities and whether the Company has the power to direct those activities include, but are not limited to, the VIE's purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE's initial design and the existence of explicit or implicit financial guarantees.
Variable interests in a VIE are assessed both individually and in aggregate to determine whether the Company has an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether the Company's variable interest is significant to the VIE requires significant judgment. In determining the significance of the Company's variable interest, the Company considers the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, the Company's involvement in the VIE and the Company's market-making activities related to the variable interests.
The Company is the primary beneficiary of CLOs and CLO WHs to which the Company transfers or directs the transfer of bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, senior secured bonds, senior secured floating notes, unsecured bonds and revolving credit loans to corporate entities. The Company also retained a portion of the secured notes issued by the CLOs or has first loss collateral of the CLO WHs. In the creation of the CLOs, the Company was involved in the decisions made during the establishment and design of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes in the CLOs and first loss collateral in the CLO WHs that could potentially be significant. The assets of the CLOs and CLO WHs consist of loans, bonds and notes to corporate entities, which are available for the benefit of the vehicle's beneficial interest holders. The creditors of the VIEs do not have recourse to the assets of the Company and the assets of the VIEs are not available to satisfy any debt other than those specific to the VIE.
9. CREDIT FACILITIES, NET
As of November 30, 2017 and 2016, the Company had secured credit facilities totaling $1.7 billion and $1.6 billion, respectively, which were used to fund loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.
During the years ended November 30, 2017, 2016 and 2015, the Company entered into revolving credit agreements for $0.6 billion, $0.5 billion, and $0.5 billion, respectively. During the years ended November 30, 2017, 2016 and 2015, $0.6 billion, 0.3 billion and $1.8 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Below is a summary of the Credit Facilities and Members' Fronting Line as of and for the year ended November 30, 2017 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS' FRONTING LINE	APEX CLO 2017 III WH	CLO 2016 II WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	JFUND V LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$250.0	$—	$100.0	$300.0	$—	$1,650.0
Outstanding balance	—	—	154.8	—	23.4	145.6	—	323.8(1)
Current availability	$500.0	$500.0	$95.2	$—	$76.6	$154.4	$—	$1,326.2
Principal balance of loans pledged as collateral	$—	$—	$246.6	$—	$32.0	$251.1	$—	$529.7
Largest outstanding amounts during the periods	500.0	1100.0(2)	154.8	325.3	43.9	193.1	345.6	2,662.7
Interest expense incurred	4.4	5.1	0.9	1.6	0.7	6.7	3.1	22.5
Undrawn facility fees incurred	3.0	1.7	—	—	0.3	1.2	1.0	7.2
Variable interest rate based on LIBOR	4.19%	4.92%	3.34%	2.98%	2.88%	3.75%	3.05%	—
Maturity Date	2/26/2018(3)	3/1/2018(4)	8/4/2018	Terminated	9/12/2021	2/10/2022(5)	Terminated

(1)Outstanding balance does not include $5.7 million of deferred structuring fees.

(2)Each Member, at their discretion may make available additional advances in excess of its committed amount.

(3)On February 27, 2016, the Third Party Fronting Line was increased to $500.0 million from $481.7 million.

(4)After March 1 2016, the Members' Fronting Line contains annual automatic one-year extensions, absent a 60-day termination notice by either party.

(5)On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

Below is a summary of the Credit Facilities and Members' Fronting Line as of and for the year ended November 30, 2016 (in millions):

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

	THIRD PARTY FRONTING LINE	MEMBERS' FRONTING LINE	JFIN CLO 2016-II WH	JFIN CLO 2016 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$200.0	$—	$100.0	$300.0	$1,600.0
Outstanding balance	—	—	124.2	—	33.4	189.3	346.9(1)
Current availability	$500.0	$500.0	$75.8	$—	$66.6	$110.7	$1,253.1
Principal balance of loans pledged as collateral	$—	$—	$219.4	$—	$45.0	$312.1	$576.5
Largest outstanding amounts during the periods	218.6	300.0	124.2	227.8	50.1	247.3	1.168.0
Interest expense incurred	0.3	0.1	0.3	1.3	0.7	7.1	9.8
Undrawn facility fees incurred	4.5	2.7	—	—	0.2	0.4	7.8
Variable interest rate based on LIBOR	3.88%	4.19%	2.88%	1.95%	2.39%	3.22%	—
Maturity Date	2/25/2017	3/1/2017	6/30/2017	Terminated	9/12/2021	2/12/2019

(1)        Outstanding balance does not include $4.1 million of deferred structuring fees.

Below is a summary of the Credit Facilities and Members' Fronting Line as of and for the year ended November 30, 2015 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS' FRONTING LINE	JFIN FUND IV 2014 LLC	CLO 2015-II WH	JFIN BUSINESS CREDIT FUND I LLC	JFIN FUND III LLC	TOTAL
Total availability under the facility	$481.7	$500.0	—	—	$100.0	$300.0	$1,381.7
Outstanding balance	67.2	38.6	—	—	45.1	231.1	382.0
Current availability	$414.5	$461.4	—	—	$54.9	$68.9	$999.7
Principal balance of loans pledged as collateral	$67.2	$38.6	—	—	$67.2	$380.5	$553.5
Largest outstanding amounts during the periods	386.7	530.0	350.2	170.9	47.2	231.1	1,716.1
Interest expense incurred	1.0	1.9	1.8	0.6	0.4	5.7	11.4
Undrawn facility fees incurred	2.0	3.0	—	—	0.3	0.6	5.9
Variable interest rate based on LIBOR	3.38%	5.36%	2.26%	1.85%	1.83%	2.66%	—
Maturity Date	2/27/2016	3/1/2016	Terminated	Terminated	9/12/2018	2/12/2019	—

Natixis LC Facility--On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis, New York Branch for a $50.0 million letter of credit commitment (the "LC Facility"). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. In June 2015, the Company extended its availability under the LC Facility until June 26, 2018. Natixis may request the Company to post cash collateral not less than 105% of the outstanding face amount of issued letters of credit if certain events of default occur or 30 days prior to the termination of the LC Facility. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. As of November 30, 2017 and 2016, there were $42.7 million and $40.5 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2017, 2016 and 2015 was $1.0 million, $1.0 million and $1.1 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Wells Fargo LC Facility--On March 10, 2016, the Company's wholly-owned subsidiary JFIN LC Fund LLC ("LC Fund"), which was formed on February 1, 2016, entered into a Standby Letter of Credit Facility with Wells Fargo Bank, National Association ("Wells Fargo"), as issuing bank, pursuant to which the issuing bank has committed to provide a revolving letter of credit facility in an aggregate principal amount of up to $50.0 million. LC Fund's obligations under the facility mature on the third anniversary of the closing date, and are secured by a first lien perfected security interest in a specified segregated deposit account held at Wells Fargo into which the Company is required to deposit 102% of the outstanding face amount of issued letters of credit. The Company guarantees the payment obligations of LC Fund under the facility. As of November 30, 2017 and 2016, there were $22.6 million and $18.1 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2017 and 2016 was $0.5 million and $0.2 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees--Deferred structuring fees in aggregate were $5.7 million and $4.0 million at November 30, 2017, and November 30, 2016, respectively, and are included in Credit facilities, net on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2017, 2016 and 2015 was $4.6 million, 4.8 million and $7.6 million, respectively, and is included in Interest expense in the Consolidated Statements of Earnings. In connection with ASU, No. 2015-03, the Company reclassified approximately $4.0 million in deferred financing fees as of November 30, 2016 previously included within Other assets to Credit facilities, net in the accompanying consolidated Balance Sheets.
Undrawn Facility Fees--Undrawn facility fees in aggregate were $7.2 million, $7.8 million and $5.9 million for the years ended November 30, 2017, 2016 and 2015, respectively, and are included in Interest expense in the Consolidated Statements of Earnings.
10. SECURED NOTES PAYABLE, NET
CLOs consolidated by the Company are funded by the issuance of notes, which are included in Secured notes payable, net on the Consolidated Balance Sheets. Each of the CLOs' respective assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the term loan CLOs is used first to pay interest due to note holders or to be reinvested in loans as prescribed by the indentures. Three revolver CLOs contain $510.3 million variable funding notes (VFN) that contractually binds the holder to fund the notes upon certain events outlined in the indenture. As of November 30, 2017, these outstanding balance of the VFNs is zero. JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid.

Following are the remaining maturities of the secured notes payable, net (in thousands):

	NOVEMBER 30, 2017	NOVEMBER 30, 2016
Due in 2018	$—	$—
Due in 2019	—	—
Due in 2020	37,378	99,113
Due in 2021	—	313,246
Due in 2022	137,141	324,042
Thereafter	3,708,298	3,141,168
Total	$3,882,817	$3,877,569

For the years ended November 30, 2017, 2016 and 2015, the Company repaid $1,779.1 million, $454.8 million and $91.3 million of outstanding secured notes payable.
Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.700% to 9.500%.
In connection with the refinancing of two of the Company's CLOs, $4.4 million of original issue discount and $6.4 million of structuring fees were accelerated for the year ended November 30, 2017 and are included in interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees--Deferred structuring fees in aggregate were $42.4 million and $39.2 million as of November 30, 2017 and 2016, respectively, and are included in Secured notes payable, net on the Consolidated Balance Sheets. Deferred structuring fee expense was $17.5 million, $9.8 million and $5.9 million for the years ended November 30, 2017, 2016 and 2015, respectively, and is included in Interest expense in the Consolidated Statements of Earnings. After retrospectively applying ASU, No. 2015-03, the Company reclassified approximately $39.2 million in deferred financing fees as of November 30, 2016 previously included within Other assets to Secured notes payable, net in the accompanying consolidated Balance Sheets.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Original Issue Discount--The unamortized original issue discount of  $47.5 million and $58.8 million as of November 30, 2017 and November 30, 2016, respectively, was included within Secured notes payable, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $16.9 million, $9.2 million and $7.2 million for the years ended November 30, 2017, 2016 and 2015, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
11. LONG-TERM DEBT, NET
Below is a summary of JFIN's long-term debt as of November 30, 2017 (in millions):

DESCRIPTION	ISSUE DATE	OUTSTANDING PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES
2020 Notes(1)	3/26/2013	$600.0	April 1, 2020	7.375%	April and October 1
2021 Notes(1)	10/14/2014	$425.0	April 15, 2021	7.500%	April and October 15
2022 Notes(1)	3/31/2014	$425.0	April 15, 2022	6.875%	April and October 15
2024 Notes(1)	8/3/2017	$400.0	August 15, 2024	7.250%	February and August 15
Secured Term Loan(2)	8/3/2017	$250.0	August 3, 2024(3)	Libor+3.000%	Last business day of each fiscal quarter

(1)Collectively, the 2020 Notes, 2021 Notes, 2022 Notes and the 2024 Notes are referred to as the "Senior Notes".

(2)Issued with a Libor floor of 1%.

(3)The Secured Term Loan matures on August 3, 2024, or December 31, 2019 if the amount outstanding on the 2020 Notes, 2021 Notes, 2022 Notes exceeds $100.0 million on such date.
In August 2017, JFIN and JFIN Co-Issuer Corporation (collectively, the "Issuers"), issued $400.0 million of senior unsecured notes ("2024 Notes") to third party investors intended to be used for general corporate purposes.
The Senior Notes are not guaranteed by any of the Company's subsidiaries, however, its subsidiaries may be required to guarantee the Senior Notes in the future pursuant to certain covenants as defined in the applicable Senior Notes offering memorandum. At any time prior to August 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at the Company's option, at a redemption price equal to 100% of the principal amount of such 2024 Notes, plus the relevant Applicable Premium, as defined in the applicable offering memorandum as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date. The 2020 Notes, 2021 Notes, 2022 Notes are redeemable (and on or after August 15, 2020, the 2024 Notes shall be redeemable), in whole or in part, at the Company's option, at a redemption price equal to the respective percentage of the principal amount of any Senior Notes being redeemed set forth below during the twelve-month period beginning on the respective year indicated below, plus accrued but unpaid interest, if any, to but not including the applicable redemption date.
The table below summarizes the respective redemption prices for the Senior Notes within the twelve-month period after the respective redemption dates, plus accrued but unpaid interest:

	2020 NOTES	2021 NOTES	2022 NOTES	2024 NOTES
YEAR	PERCENTAGE
2018	101.844%	103.750%	103.438%	107.250%
2019	101.844%	101.875%	101.719%	107.250%
2020	100.000%	100.000%	100.000%	103.625%
2021	—	100.000%	100.000%	101.813%
2022	—	—	100.000%	100.000%
2023 and thereafter	—	—	—	100.000%

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Prior to August 15, 2020, the Company may redeem the 2024 Notes with cash proceeds from any equity offering at a redemption price of 107.250%, plus accrued but unpaid interest, if any, up to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of such Senior Notes (including any additional notes): provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering, and (2) not less than 60% of the original aggregate principal amount of such Senior Notes (including any additional notes) issued under the applicable indenture remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Senior Notes of such series, then held by the Issuers or any of their restricted subsidiaries).
If a change of control occurs, the holders of each series of the Senior Notes will have the right to require the Company to repurchase their Senior Notes, in whole or in part, at a purchase price of 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing such Senior Notes, the Company may have to use such proceeds to offer to purchase some of such Senior Notes at 100% of the principal, plus accrued and unpaid interest, if any, to the date of repurchase.
On August 3, 2017 JFIN refinanced its $215.0 million senior secured term loan into a new $250.0 million senior secured term loan. The debt under the seven-year term loan is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to certain negative covenants. As of November 30, 2017 and 2016, $1.0 billion and $1.2 billion, respectively, of loans were pledged as collateral to the term loan. In connection with the refinancing, $1.2 million of original issue discount and $2.0 million of structuring fees were accelerated for the year ended November 30, 2017 and are included in interest expense in the Consolidated Statements of Earnings.

Interest expense related to Long-term debt was $125.3 million, $114.9 million and $110.7 million for the years ended November 30, 2017, 2016 and 2015, respectively.
Deferred Structuring Fees--Deferred structuring fees in aggregate were $25.9 million and $21.4 million as of November 30, 2017 and 2016, respectively and are included in Long-term debt, net on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $7.6 million, $5.3 million and $4.9 million for the years ended November 30, 2017, 2016 and 2015, respectively, and is included in Interest expense in the Consolidated Statements of Earnings. After retrospectively applying ASU, No. 2015-03, the Company reclassified approximately $21.4 million in deferred financing fees as of November 30, 2016 previously included within Other assets to Long-term debt, net in the accompanying consolidated Balance Sheets.
Original Issue Discount--The unamortized original issue discount of $0.6 million and $1.5 million as of November 30, 2017 and November 30, 2016, respectively, was included within Long-term debt, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $1.5 million and $0.4 million, $0.2 million for the years ended November 30, 2017, 2016, and 2015, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
12. FEE INCOME, NET
The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Underwriting fees	$625,754	$262,933	$410,611
Administration fees	8,399	9,508	8,745
Other fees	61,024	52,104	44,056
	695,177	324,545	463,412
Less:
Deferred underwriting fees	(113,179)	(72,227)	(56,026)
Jefferies LLC fees, net(1)	(279,337)	(99,013)	(130,958)
Third party fees	(32,638)	(22,949)	(105,749)
Fee income, net	$270,023	$130,356	$170,679

(1)Jefferies LLC is a wholly owned subsidiary of JGL.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

13. OTHER GAINS (LOSSES), NET
The following summarizes Other gains (losses), net for the years ended November 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Realized gain (loss) on sale of loans held for sale	$6,467	$(34,545)	$(9,610)
Change in fair value of loans held for sale	(4,634)	(8,267)	(1,552)
Realized gain (loss) on investments	1,047	(24,597)	(2,437)
Unrealized gain (loss) on investments	1,863	(8,139)	(5,218)
Dividends	1,937	—	2,177
Other gains (losses), net	$6,680	$(75,548)	$(16,640)

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
Income tax expense (benefit) for the years ended November 30, 2017, 2016 and 2015 consists of the following (in thousands):

	2017	2016	2015
Current--local	$5,750	$(1,569)	$4,025
Deferred--local	550	55	(604)
Total income tax expense (benefit)	$6,300	$(1,514)	$3,421

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of  $4.9 million and $5.4 million as of November 30, 2017 and 2016, respectively, included in Other assets on the Consolidated Balance Sheets.
For the years ended November 30, 2017 and 2016, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance as of November 30, 2017 and 2016.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

The Company's effective tax rate was 3.4%. 4.2% and 4.0% for the years ended November 30, 2017, 2016 and 2015, respectively. The Company's effective tax rate for the years ended November 30, 2017 and 2016 differed from the New York City statutory rate of 4.0%, primarily due to the exclusion of foreign income and losses not subject to tax in the United States and the apportioning of revenues for state tax purposes.
The Company had a current income tax payable balance of  $20.2 million and $14.6 million as of November 30, 2017 and 2016, respectively, included in Other liabilities on the Consolidated Balance Sheets.
The balance of net unrecognized tax benefits was $23.1 million and $19.1 million as of November 30, 2017 and 2016, respectively. Interest related to income tax liabilities is recognized in income tax expense (benefit) in the Consolidated Statements of Earnings. Penalties, if any, are recognized in general administrative and other in the Consolidated Statements of Earnings. The Company has interest accrued of approximately $4.0 million and $2.4 million as of November 30, 2017 and 2016, respectively. No material penalties have been accrued.

The Company is currently under examination by New York City for the years 2006 to 2009. The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements. The Company is subject to examination for the years starting 2010.
15. RELATED PARTY TRANSACTIONS
JGL--On July 20, 2017, JGL increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, JGL contributed additional capital of  $74.8 million. The undrawn capital commitment available to JFIN from JGL as of November 30, 2017 and 2016 was $113.8 million and $106.1 million, respectively.
JFIN owed JGL $0.4 million as of November 30, 2017 and 2016, related to interest payable on the Members' Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members' Fronting Line for JGL was $3.5 million and $1.3 million, $2.5 million for the years ended November 30, 2017, 2016, and 2015, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
JGL provided a guarantee to one of the consolidated CLOs, whereby Jefferies was required to make certain payments to the CLO in the event that JFIN was unable to meet its obligations. As of November 30, 2016 there was $2.9 million outstanding of the maximum amount payable under the guarantee which matures in January 2021. In October 2017, the related VFN note was redeemed in full and the guaranty terminated.
Mass Mutual--On July 20, 2017, Mass Mutual increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, Mass Mutual contributed additional capital of $74.8 million. The undrawn capital commitment available to JFIN from Mass Mutual as of November 30, 2017 and 2016 was $113.8 million and $106.1 million, respectively.
JFIN owed Mass Mutual $0.4 million as of November 30, 2017 and 2016, related to interest payable on the Members' Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members' Fronting Line for Mass Mutual was $3.2 million and $1.3 million, $2.5 million for the years ended November 30, 2017, 2016, and 2015, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Mass Mutual has also provided JFIN's direct lending subsidiary, JFAM access to capital to invest on their behalf and paid $0.4 million and $0.2 million for the years ending November 30, 2017 and 2016, respectively, in management fees to JFAM.
BCM--BCM is the subadvisor to one of the Company's CLOs and is entitled to receive management and incentive fees, which are included in General, administrative and other in the Consolidated Statements of Earnings.
Below is a summary of management fees earned by BCM for the years ended November 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Babson Service Agreement management fees	$—	$—	$2,527
Collateral management fees	2,807	1,488	5,504
Total management fees charged by BCM	$2,807	$1,488	$8,031

JFIN owed BCM approximately $0.2 million related to collateral management fees as of November 30, 2017 and 2016, which is recorded in Due to affiliates on the Consolidated Balance Sheets.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

Jefferies LLC--Under the Jefferies Service Agreement, Jefferies LLC ("Jefferies"), a wholly owned subsidiary of JGL, is required to provide specifically identified staff for the benefit of the Company. Also, under the agreement, JFIN is required to reimburse Jefferies for administration, rent, taxes and origination fees as well as any other services performed in the support of loan origination activities. During March 2016, the Jefferies Service Agreement was amended in conjunction with the restructuring of certain personnel. JFIN shifted underwriting staff to Jefferies and modified the cost sharing arrangement in the service agreement. JFIN continues to retain management of the underwriting process and the approval of any transaction is subject to JFIN's credit committee.
Below is a summary of expenses paid by Jefferies on behalf of JFIN for the years ended November 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Compensation and benefits	$24,222	$28,919	$39,121
Administration expenses	22,938	13,935	5,827
Occupancy expenses	2,928	2,999	2,670
New York City Unincorporated Business Tax	291	347	3,362
Expenses charged by Jefferies	$50,379	$46,200	$50,980

The Company's operating costs are paid by Jefferies and are included in Compensation and benefits and General, administrative and other in the Consolidated Statements of Earnings. Compensation and benefit costs include salaries, bonuses, retirement and medical insurance plan costs, of which certain amounts are deferred as direct loan origination costs.
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
Under the Jefferies Service Agreement, JFIN receives from and pays to Jefferies fees on certain transactions originated by Jefferies. Net origination fees were $279.3 million, $99.0 million and $131.0 million for the years ended November 30, 2017, 2016 and 2015, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.
In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL to provide certain operational support, subsidies for loans, reimbursement of expenses, or to mitigate potential losses on transactions.
JFIN owed Jefferies $34.1 million and $23.0 million at November 30, 2017 and 2016, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.
Additionally, JFIN had cash on deposit at Jefferies totaling $14.1 million and $30.0 million at November 30, 2017 and 2016, respectively.
At November 30, 2017 and November 30, 2016, JGL provides guarantees of the obligations of certain of its subsidiaries that own variable funding notes issued by certain CLOs, whereby such subsidiary is required to make certain payments to such CLO in the event that JFIN is unable to meet its obligations under such CLO. Additionally, JFP and Jefferies Funding LLC (JFL) have entered into derivative contracts or participation agreements with JFIN whose underlying value is based on certain securities issued by certain CLOs. Under these contracts, JFIN paid approximately $4.8 million and $5.7 million to JFP and JFL, respectively. Refer to Note 6, Investments, and Note 7, Financial Instruments at Fair Value.
In connection with the issuance of the Senior Notes, Jefferies acted as underwriter. Jefferies also acted as a placement agent and underwriter for certain CLOs and holds a portion of certain secured notes.
On January 27, 2016, JFIN CLO 2016 entered into a $250.0 million CLO WH warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on August 10, 2016 when the assets were contributed into the CLO. On September 21, 2016, JFIN CLO 2016-II entered into a $200.0 million CLO WH warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on February 24, 2017 when the assets were contributed into the CLO. On August 4, 2017, Apex Credit CLO 2017-III WH entered into a $250.0 million CLO WH warehouse financing arranged by Jefferies Leveraged Credit Products LLC.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2017 and 2016

16. LOAN COMMITMENTS
From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded on the Consolidated Balance Sheets. Once drawn, the funded amounts can be pledged as collateral under the Company's credit facilities. As of November 30, 2017 and 2016, the Company had undrawn commitments of  $1.9 billion and $1.6 billion, respectively. As of November 30, 2017, the Company, through CLOs, had the capacity to fund $1.0 billion of revolving commitments. In addition, $226.8 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2017 and 2016, these commitments had maturity dates through October 2024 and November 2023, respectively. For the years ended November 30, 2017, 2016 and 2015, the Company earned unfunded fees of $13.0 million, $11.5 million and $12.0 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.
In addition, during the normal course of business, the Company extends commitments to underwrite loan products. As of November 30, 2017, the Company had $2.6 billion of commitments to these credit facilities, of which $0.6 billion had been syndicated to third parties. As of November 30, 2016, the Company had $1.2 billion of commitments to these credit facilities, of which $0.2 billion had been syndicated to third parties.
17. CONCENTRATIONS OF CREDIT RISK
In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2017, there was no borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2016, there was one borrower whose individual outstanding loan balance represented 7% of all loan balances. As of November 30, 2017, healthcare, business services, retail, and hotel, gaming and leisure were the largest industry concentrations, which made up approximately 13%, 11%, 10%, and 8%, respectively, of all loan balances. As of November 30, 2016, healthcare, retail, automotive and business services were the largest industry concentrations, which made up approximately 20%, 9%, 9% and 7%, respectively, of all loan balances. Loans balances include Loans receivable and Loans held for sale.

* * * * *
32