Form 10-Q
period 2018-02-28
Jefferies Group LLC
filed 2018-04-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2018	November 30, 2017
ASSETS
Cash and cash equivalents ($5,106 and $7,514 at February 28, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	$5,016,863	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	802,693	578,014
Financial instruments owned, at fair value, (including securities pledged of $10,861,294 and $10,842,051 at February 28, 2018 and November 30, 2017, respectively; and $1,508 and $38,044 at February 28, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	15,318,223	14,193,352
Loans to and investments in related parties	829,157	682,790
Securities borrowed	7,300,171	7,721,803
Securities purchased under agreements to resell	2,983,945	3,689,559
Securities received as collateral	—	103
Receivables:
Brokers, dealers and clearing organizations	3,833,107	2,514,838
Customers	1,596,975	1,563,758
Fees, interest and other ($4 and $197 at February 28, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	305,372	381,231
Premises and equipment	301,771	297,750
Goodwill	1,648,886	1,647,089
Other assets ($2 at both February 28, 2018 and November 30, 2017, related to consolidated VIEs)	1,225,827	1,270,912
Total assets	$41,162,990	$39,705,691
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $23,324 at fair value at February 28, 2018 and November 30, 2017, respectively)	$468,046	$436,215
Financial instruments sold, not yet purchased, at fair value	9,630,413	8,171,929
Collateralized financings:
Securities loaned	2,372,473	2,843,911
Securities sold under agreements to repurchase	8,250,339	8,660,511
Other secured financings (includes $698,422 and $722,108 at February 28, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	702,356	722,108
Obligation to return securities received as collateral	—	103
Payables:
Brokers, dealers and clearing organizations	3,045,716	2,226,768
Customers	2,886,631	2,664,023
Accrued expenses and other liabilities ($534 and $1,391 at February 28, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	1,132,745	1,803,720
Long-term debt (includes $735,456 and $606,956 at fair value at February 28, 2018 and November 30, 2017, respectively)	7,175,550	6,416,844
Total liabilities	35,664,269	33,946,132
EQUITY
Member’s paid-in capital	5,635,812	5,895,601
Accumulated other comprehensive loss:
Currency translation adjustments	(87,388)	(98,909)
Changes in instrument specific credit risk	(46,001)	(27,888)
Cash flow hedges	110	(936)
Additional minimum pension liability	(4,548)	(9,046)
Total accumulated other comprehensive loss	(137,827)	(136,779)
Total Jefferies Group LLC member’s equity	5,497,985	5,758,822
Noncontrolling interests	736	737
Total equity	5,498,721	5,759,559
Total liabilities and equity	$41,162,990	$39,705,691
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2018	2017
Revenues:
Commissions and other fees	$147,902	$145,822
Principal transactions	217,473	221,902
Investment banking	439,991	408,021
Asset management fees	4,930	7,981
Interest	257,816	202,023
Other	18,483	24,048
Total revenues	1,086,595	1,009,797
Interest expense	265,349	214,284
Net revenues	821,246	795,513
Non-interest expenses:
Compensation and benefits	455,633	460,172
Non-compensation expenses:
Floor brokerage and clearing fees	43,819	45,858
Underwriting costs	14,275	—
Technology and communications	69,077	65,507
Occupancy and equipment rental	24,591	25,815
Business development	42,107	22,632
Professional services	30,408	32,124
Other	18,598	19,206
Total non-compensation expenses	242,875	211,142
Total non-interest expenses	698,508	671,314
Earnings before income taxes	122,738	124,199
Income tax expense	183,557	10,179
Net earnings (loss)	(60,819)	114,020
Net earnings (loss) attributable to noncontrolling interests	(1)	1
Net earnings (loss) attributable to Jefferies Group LLC	$(60,818)	$114,019
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2018	2017
Net earnings (loss)	$(60,819)	$114,020
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	16,019	(2,530)
Changes in instrument specific credit risk (2)	(18,113)	(9,695)
Cash flow hedges (3)	1,046	—
Total other comprehensive income (loss), net of tax (4)	(1,048)	(12,225)
Comprehensive income (loss)	(61,867)	101,795
Net earnings (loss) attributable to noncontrolling interests	(1)	1
Comprehensive income (loss) attributable to Jefferies Group LLC	$(61,866)	$101,794

(1)
The amount during the three months ended February 28, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings, and ($0.8) million related to the Tax Cuts and Jobs Act (the “Tax Act”), which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(2)
The amount reflects income tax expense of approximately $1.9 million for the three months ended February 28, 2018 and income tax benefit of approximately $6.3 million for the three months ended February 28, 2017. The amount during the three months ended February 28, 2018 also includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(3)
The amount during the three months ended February 28, 2018 includes $0.2 million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(4)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 28, 2018	Year Ended November 30, 2017
Member’s paid-in capital:
Balance, beginning of period	$5,895,601	$5,538,103
Cumulative effect of the adoption of the new revenue standard, net of tax	(6,121)	—
Net earnings (loss) attributable to Jefferies Group LLC	(60,818)	357,498
Distribution to Leucadia National Corporation	(200,000)	—
Tax Cuts and Jobs Act adjustment	7,150	—
Balance, end of period	$5,635,812	$5,895,601
Accumulated other comprehensive income (loss), net of tax (1) (2):
Balance, beginning of period	$(136,779)	$(168,157)
Currency adjustments	11,521	53,396
Changes in instrument specific credit risk (3)	(18,113)	(21,394)
Cash flow hedges (4)	1,046	(936)
Pension adjustments (5)	4,498	312
Balance, end of period	$(137,827)	$(136,779)
Total Jefferies Group LLC member’s equity	$5,497,985	$5,758,822
Noncontrolling interests:
Balance, beginning of period	$737	$651
Net earnings (loss) attributable to noncontrolling interests	(1)	86
Balance, end of period	$736	$737
Total equity	$5,498,721	$5,759,559

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the year ended November 30, 2017.

(3)
The amount during the three months ended February 28, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(4)
The amount during the three months ended February 28, 2018 includes $0.2 million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(5)
The amount during the three months ended February 28, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to earnings, and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(60,819)	$114,020
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,843	252
Income on loans to and investments in related parties	(5,605)	(26,264)
Distributions received on investments in related parties	—	2,240
Other adjustments	(38,250)	(9,435)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	64,861	13
Receivables:
Brokers, dealers and clearing organizations	(1,314,557)	(670,299)
Customers	(33,216)	(338,876)
Fees, interest and other	71,275	(1,211)
Securities borrowed	427,310	856,236
Financial instruments owned	(1,102,846)	566,847
Securities purchased under agreements to resell	716,157	(609,225)
Other assets	50,756	(145,374)
Payables:
Brokers, dealers and clearing organizations	814,852	(329,027)
Customers	222,603	114,834
Securities loaned	(476,725)	(295,666)
Financial instruments sold, not yet purchased	1,442,571	375,034
Securities sold under agreements to repurchase	(418,052)	525,137
Accrued expenses and other liabilities	(679,748)	(241,753)
Net cash used in operating activities	(317,590)	(112,517)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,778,386)	(1,134,714)
Distributions from loans to and investments in related parties	1,639,300	1,140,234
Net payments on premises and equipment	(16,953)	(22,396)
Cash received from contingent consideration	—	1,250
Net cash used in investing activities	(156,039)	(15,626)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2018	2017
Cash flows from financing activities:
Proceeds from short-term borrowings	275,000	—
Payments on short-term borrowings	(248,323)	(107,113)
Proceeds from issuance of long-term debt, net of issuance costs	1,138,705	792,376
Repayment of long-term debt	(334,978)	—
Dividend distribution	(200,000)	—
Net payments on other secured financings	(19,752)	(161,456)
Net change in bank overdrafts	2,360	4,195
Net cash provided by financing activities	613,012	528,002
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,528	(558)
Net increase in cash, cash equivalents and restricted cash	141,911	399,301
Cash, cash equivalents and restricted cash at beginning of period	5,642,776	4,286,513
Cash, cash equivalents and restricted cash at end of period	$5,784,687	$4,685,814

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for
Interest	$314,921	$238,938
Income taxes, net	(2,184)	477
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2018	November 30, 2017
Cash and cash equivalents	$5,016,863	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	767,824	478,284
Total cash, cash equivalents and restricted cash	$5,784,687	$5,642,776

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S-headquartered global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC (“Jefferies”), Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. In November 2017, Jefferies Execution Services, Inc. merged with and into Jefferies, with Jefferies as the surviving entity.
Jefferies Group LLC is an indirect wholly owned subsidiary of publicly traded Leucadia National Corporation (“Leucadia”). Leucadia does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were convertible into Leucadia common shares. At November 22, 2017, all of the remaining convertible debentures were called for optional redemption and were redeemed on January 5, 2018 (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Leucadia, as well as a Director of Leucadia. Brian P. Friedman, our Chairman of the Executive Committee, is Leucadia’s President and a Director of Leucadia.
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into between Jefferies Bache Limited and Generali Lebensversicherung AG (“Generali“) to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released us from any and all obligations under the German Pension Plan. This transaction was completed in the first quarter of 2018. In addition, on December 28, 2017, we entered into an agreement with Prudential under which we received $3.25 million as consideration for the release of Prudential by us from their indemnity relating to the German Pension Plan defined benefit pension obligations.
We operate in two reportable business segments, Capital Markets and Asset Management. For further information on our reportable business segments, refer to Note 18, Segment Reporting.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2017. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2017 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in the Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.
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
Changes to the Consolidated Statements of Operations
We have reorganized the presentation of our gains and losses generated from our capital invested in asset management funds managed by us and related parties. This was previously presented as Asset management: Investment income (loss) from investments in managed funds and is now presented within Principal transactions revenues.
Changes to the Consolidated Statements of Cash Flows
We have made certain changes to the presentation of our Consolidated Statements of Cash Flows in order to net certain Short-term borrowings, primarily related to revolving intraday credit advances. Refer to Note 11, Short-Term Borrowings, for further information. The changes had the impact of reducing Proceeds from short-term borrowings by $9,682.6 million and increasing Payments on short-term borrowings by $9,682.6 million for the three month periods ended February 28, 2017. There was no change to the total Net cash provided by financing activities. We do not believe these changes are material to our Consolidated Statements of Cash Flows.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017.
During the three months ended February 28, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on December 1, 2017. These revenue recognition policy updates are applied prospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
Investment Banking Revenues:

•	Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed.

•
Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred.

•
All investment banking expenses are recognized within their respective expense category on the Consolidated Statements of Earnings and any expenses reimbursed by clients are recognized as Investment banking revenues.

Asset Management Fees:

•	Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Refer to Note 3, Accounting Developments, and Note 13, Revenues From Contracts With Customers, for further information.

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
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective in the first quarter of fiscal 2021 and early adoption is permitted in the first quarter of fiscal 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases onto the balance sheet. We plan on adopting the guidance as of our first quarter of fiscal 2019 and are currently evaluating the impact of the new guidance on our consolidated financial statements.
Adopted Accounting Standards
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows companies the option to reclassify from Accumulated other comprehensive income to retained earnings for stranded tax due to the decrease in the Federal Statutory tax rate from 35% to 21% resulting from the Tax Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. We early adopted this guidance as of February 28, 2018 and elected to make the reclassification, resulting in a reclassification adjustment of $7.1 million related to unamortized pension liabilities, cash flow hedges and instrument specific credit risk in our consolidated financial statements.
Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance impacts the presentation of net periodic pension costs in the statement of income. The update also allows the service cost to be eligible for capitalization, when applicable. We early adopted this guidance in the first quarter of fiscal 2018 and the adoption did not have a material impact on our Consolidated Statements of Earnings.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted both ASUs in the first quarter of fiscal 2018. Prior periods were retrospectively adjusted to conform to the current period’s presentation. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption of ASU 2016-18, we recorded a decrease of $152.0 million in Net cash used for operating activities for the three months ended February 28, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. We adopted the guidance on financial liabilities under the fair value option in the first quarter of fiscal 2016 and we adopted the remaining guidance in the first quarter of fiscal 2018. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.
Revenue Recognition. We adopted the new revenue standard on December 1, 2017 and recognized a reduction of $6.1 million after-tax to beginning Member’s paid in capital as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to investment banking expenses that were deferred as of November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard, and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of November 30, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of December 1, 2017. Accordingly, the new revenue standard is applied prospectively in our financial statements from December 1, 2017 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods.
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

•
Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the Consolidated Statements of Earnings and any expense reimbursements will be recognized as Investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

•
Asset Management Fees. In certain asset management fee arrangements, we receive performance-based fees, which vary with performance or, in certain cases, are earned when the return on assets under management exceed certain benchmark returns or other performance targets. Historically, performance fees have been accrued (or reversed) quarterly based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Under the new revenue standard, performance fees are considered variable as they are subject to fluctuation (e.g., based on market performance) and/or are contingent on a future event during the measurement period (e.g., exceeding a specified benchmark index) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the quarter ended February 28, 2018, except as it relates to the presentation of investment banking expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

	Three Months Ended February 28, 2018
	As Reported	ASC 606 Impact	Adjusted (1)
Revenues:
Investment banking	$439,991	$32,485	$407,506
Total revenues	1,086,595	32,485	1,054,110
Net revenues	821,246	32,485	788,761
Non-interest expenses:
Underwriting costs	14,275	14,275	—
Technology and communications	69,077	103	68,974
Business development	42,107	17,243	24,864
Professional services	30,408	711	29,697
Other expenses	18,598	153	18,445
Total non-compensation expenses	242,875	32,485	210,390
Total non-interest expenses	698,508	32,485	666,023

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $327.5 million and $215.4 million at February 28, 2018 and November 30, 2017, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,127,451	$65,101	$35,412	$—	$2,227,964
Corporate debt securities	—	2,865,547	26,103	—	2,891,650
Collateralized debt obligations and collateralized loan obligations	—	144,505	26,433	—	170,938
U.S. government and federal agency securities	844,212	42,943	—	—	887,155
Municipal securities	—	713,643	—	—	713,643
Sovereign obligations	1,312,317	1,139,803	—	—	2,452,120
Residential mortgage-backed securities	—	2,357,081	21,762	—	2,378,843
Commercial mortgage-backed securities	—	505,552	15,103	—	520,655
Other asset-backed securities	—	286,459	51,288	—	337,747
Loans and other receivables	—	2,118,571	62,043	—	2,180,614
Derivatives (2)	8,651	2,545,221	4,712	(2,409,046)	149,538
Investments at fair value	—	—	79,879	—	79,879
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,292,631	$12,784,426	$322,735	$(2,409,046)	$14,990,746

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,768,112	$6,592	$61	$—	$1,774,765
Corporate debt securities	—	1,595,775	522	—	1,596,297
U.S. government and federal agency securities	1,398,020	—	—	—	1,398,020
Municipal securities	—	7,659	—	—	7,659
Sovereign obligations	1,208,396	923,899	—	—	2,132,295
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,861,278	10,323	—	1,871,601
Derivatives	11,451	3,476,824	11,594	(2,650,128)	849,741
Total financial instruments sold, not yet purchased	$4,385,979	$7,872,027	$22,535	$(2,650,128)	$9,630,413
Long-term debt	$—	$735,456	$—	$—	$735,456

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
During the three months ended February 28, 2018, we transferred from Level 1 to Level 2 $20.8 million of listed options included in Financial instruments owned—Derivatives, which are measured based on broker quotes or mid-market valuations. There were no other material transfers between Level 1 and Level 2 for three months ended February 28, 2018 and 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,801,453	$57,091	$22,009	$—	$1,880,553
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	30,004	—	169,170
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	160,168	3,248,586	9,295	(3,254,216)	163,833
Investments at fair value	—	946	93,454	—	94,400
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,612,403	$12,292,053	$327,727	$(3,254,216)	$13,977,967
Securities received as collateral	$103	$—	$—	$—	$103

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,456,675	$32,122	$48	$—	$1,488,845
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	247,919	3,399,239	16,041	(3,426,249)	236,950
Total financial instruments sold, not yet purchased	$4,351,974	$7,226,002	$20,202	$(3,426,249)	$8,171,929
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt	$—	$606,956	$—	$—	$606,956
Obligation to return securities received as collateral	$103	$—	$—	$—	$103

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
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

•
Agency Residential Interest-Only and Inverse Interest-Only Securities: The fair value is estimated using expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age. Agency Residential Interest-Only and Inverse Interest-Only Securities are categorized within Level 2 of the fair value hierarchy. We also use vendor data in developing our assumptions, as appropriate.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures, as well as the likelihood of pricing levels in the current market environment. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans and data provider pricing. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.

•
Project Loans and Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investments at Fair Value
Investments at fair value based on NAV includes investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value include investments in insurance contracts relating to our defined benefit plan in Germany. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2018
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$34,623	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	405	—	—
Fund of Funds (4)	186	—	—
Equity Funds (5)	32,839	18,176	—
Multi-asset Funds (6)	259,424	—	—
Total	$327,477	$18,176

	November 30, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$33,176	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (6)	154,805	—	—
Total	$215,385	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At both February 28, 2018 and November 30, 2017, approximately 1% of the fair value of investments in this category are classified as being in liquidation.

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

(5)
At February 28, 2018 and November 30, 2017, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in one to six years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2018 and November 30, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

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
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2018 (in thousands):

	Three Months Ended February 28, 2018
	Balance at November 30, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2018	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2018 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$11,684	$2,733	$(1,381)	$(1,687)	$—	$2,054	$35,412	$10,674
Corporate debt securities	26,036	(9)	928	(346)	(2,049)	—	1,543	26,103	(1,086)
CDOs and CLOs	30,004	(3,782)	43,796	(34,168)	(3,838)	—	(5,579)	26,433	(3,006)
RMBS	26,077	(3,212)	—	—	(3)	—	(1,100)	21,762	(2,366)
CMBS	12,419	(231)	1,260	(508)	(1,285)	—	3,448	15,103	(622)
Other ABS	61,129	(1,385)	57,095	(53,459)	(3,776)	—	(8,316)	51,288	127
Loans and other receivables	47,304	1,598	15,635	(803)	(9,730)	—	8,039	62,043	(190)
Investments at fair value	93,454	499	240	(16,624)	—	—	2,310	79,879	(95)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$13	$—	$—	$—	$—	$—	$61	$(13)
Corporate debt securities	522	—	—	—	—	—	—	522	—
CMBS	105	(70)	—	—	—	—	—	35	(35)
Loans	3,486	6	(25)	3,442	—	—	3,414	10,323	(6)
Net derivatives (2)	6,746	(1,166)	(6)	—	1,012	296	—	6,882	(5,609)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2018
During the three months ended February 28, 2018, transfers of assets of $31.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $9.1 million and loans and other receivables of $8.6 million due to reduced pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended February 28, 2018, transfers of assets of $29.5 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $14.7 million and other ABS of $8.3 million due to greater pricing transparency supporting classification into Level 2.
Net gains on Level 3 assets were $5.2 million and net gains on Level 3 liabilities were $1.2 million for the three months ended February 28, 2018. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and certain loans and other receivables, partially offset by decreased market values across CDOs and CLOs, RMBS and other ABS. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2017 (in thousands):

	Three Months Ended February 28, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2017	Change in unrealized gains/ (losses) relating to instruments still held at February 28, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$532	$847	$(145)	$(186)	$—	$(2,207)	$20,580	$362
Corporate debt securities	25,005	(1,793)	3,002	(3,157)	(1,207)	—	11,617	33,467	(1,662)
CDOs and CLOs	54,354	(7,594)	8,663	(22,633)	(45)	—	12,609	45,354	(8,525)
Municipal securities	27,257	(636)	—	(67)	—	—	—	26,554	(641)
RMBS	38,772	(253)	263	(12,411)	(210)	—	13,098	39,259	(440)
CMBS	20,580	(1,420)	—	(412)	—	—	1,905	20,653	(1,421)
Other ABS	40,911	(1,788)	3,553	(299)	(3,335)	—	(1,340)	37,702	(1,717)
Loans and other receivables	81,872	4,950	9,489	(9,778)	(7,764)	—	(25,597)	53,172	836
Investments at fair value	96,369	(2,199)	—	(10,119)	(266)	—	—	83,785	(176)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$11	$—	$—	$—	$—	$—	$324	$(11)
Corporate debt securities	523	—	—	—	—	—	—	523	—
Loans	378	189	(323)	—	—	—	792	1,036	(189)
Net derivatives (2)	3,441	(4,384)	—	—	3,373	186	3,797	6,413	1,347
Other secured financings	418	(8)	—	—	—	—	(323)	87	11

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2017
During the three months ended February 28, 2017, transfers of assets of $49.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOS and CLOs of $18.1 million, RMBS of $13.7 million and corporate debt securities of $11.6 million due to a lack of observable market transactions.

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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2018 and November 30, 2017
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2018
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$30,335
Non-exchange-traded securities		Market approach	Price	$3-$750	$183
			Underlying stock price	$11	—
		Comparable pricing	Comparable asset price	$10	—
Corporate debt securities	$26,103	Convertible bond model	Discount rate/yield	9%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	2%-32%	25%
			Price	$10	—
		Comparable pricing	Comparable asset price	$47	—
CDOs and CLOs	$26,433	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%-30%	26%
			Discount rate/yield	6%-31%	17%
		Scenario analysis	Estimated recovery percentage	7%-40%	23%
RMBS	$21,762	Discounted cash flows	Cumulative loss rate	3%-19%	9%
			Duration (years)	2-4	3
			Discount rate/yield	3%-9%	7%
CMBS	$15,103	Discounted cash flows	Cumulative loss rate	7%-65%	33%
			Duration (years)	0-2	1
			Discount rate/yield	3%-24%	17%
		Scenario analysis	Estimated recovery percentage	26%-32%	28%
			Price	$49-$52	$50
Other ABS	$51,288	Discounted cash flows	Cumulative loss rate	0%-27%	22%
			Duration (years)	1-6	2
			Discount rate/yield	5%-11%	8%
		Scenario analysis	Estimated recovery percentage	11%	—
Loans and other receivables	$54,004	Market approach	Estimated recovery percentage	23%-79%	36%
			Price	$97	—
			Transaction level	$100	—
		Scenario analysis	Estimated recovery percentage	62%-107%	90%
Derivatives	$4,712
Total return swaps		Market approach	Price	$102	—
Investments at fair value	$79,879
Private equity securities		Market approach	Price	$0-$250	$104
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$11,594
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$97	—
Total return swaps		Market approach	Price	$102	—
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	31%	—

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2017
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange-traded securities		Market approach	Price	$3-$75	$33
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—
Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—
CDOs and CLOs	$30,004	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%-30%	26%
			Discount rate/yield	3%-26%	12%
		Scenario analysis	Estimated recovery percentage	8%-40%	22%
RMBS	$26,077	Discounted cash flows	Cumulative loss rate	3%-19%	10%
			Duration (years)	2-4	3
			Discount rate/yield	6%-10%	8%
CMBS	$12,419	Discounted cash flows	Cumulative loss rate	8%-65%	44%
			Duration (years)	1-3	2
			Discount rate/yield	2%-26%	12%
		Scenario analysis	Estimated recovery percentage	26%-32%	28%
			Price	$52-$56	$54
Other ABS	$61,129	Discounted cash flows	Cumulative loss rate	0%-33%	23%
			Duration (years)	1-6	2
			Discount rate/yield	5%-39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—
Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54-$100	$95
		Scenario analysis	Estimated recovery percentage	13%-107%	78%
Derivatives	$9,295
Total return swaps		Market approach	Price	$101-$106	$103
Interest rate swaps		Market approach	Credit spread	800 bps	—
Investments at fair value	$77,423
Private equity securities		Market approach	Transaction level	$3-$250	$172
			Price	$7	—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101-$106	$103
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2018 and November 30, 2017, asset exclusions consisted of $13.1 million and $21.1 million, respectively, primarily comprised of private equity securities, non-exchange-traded securities and loans and other receivables. At February 28, 2018 and November 30, 2017, liability exclusions consisted of $10.9 million and $4.2 million, respectively, of loans, CMBS, and corporate debt and equity securities.

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

•
Non-exchange-traded securities and corporate debt securities using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, other ABS and private equity securities using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security or loan and other receivable would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, unfunded commitments, total return swaps, other ABS or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement.

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

•
CDOs and CLOs, RMBS and CMBS and other ABS and variable funding note swaps using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using an option/default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended February 28,
	2018	2017
Financial instruments owned:
Loans and other receivables	$2,628	$(5,127)
Financial instruments sold:
Loans	$250	$(27)
Loan commitments	(129)	871
Long-term debt:
Changes in instrument specific credit risk (1)	$(16,202)	$(16,040)
Other changes in fair value (2)	41,154	3,417

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	February 28, 2018	November 30, 2017
Financial instruments owned:
Loans and other receivables (1)	$933,508	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	222,548	159,462
Long-term debt and short-term borrowings	62,094	32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.8 million and $38.7 million at February 28, 2018 and November 30, 2017, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $253.0 million and $55.1 million at February 28, 2018 and November 30, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $77.6 million and $37.4 million at February 28, 2018 and November 30, 2017, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.9 million and $99.7 million at February 28, 2018 and November 30, 2017, respectively.

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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 28, 2018 and November 30, 2017 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2018 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$28,269	1
Total derivatives designated as accounting hedges	—		28,269

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	3,282	35,757	—	9,024
Cleared OTC	452,564	2,192	413,582	2,128
Bilateral OTC	344,094	865	535,160	1,503
Foreign exchange contracts:
Exchange-traded	1	1,415	—	189
Bilateral OTC	307,003	4,274	299,608	4,278
Equity contracts:
Exchange-traded	1,326,593	2,397,933	1,788,034	1,998,694
Bilateral OTC	98,299	2,091	410,960	1,983
Commodity contracts:
Exchange-traded	223	4,066	71	4,107
Credit contracts:
Cleared OTC	18,870	49	10,715	46
Bilateral OTC	7,655	97	13,470	59
Total derivatives not designated as accounting hedges	2,558,584		3,471,600
Total gross derivative assets/ liabilities:
Exchange-traded	1,330,099		1,788,105
Cleared OTC	471,434		452,566
Bilateral OTC	757,051		1,259,198
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,271,323)		(1,271,323)
Cleared OTC	(431,247)		(445,690)
Bilateral OTC	(706,476)		(933,115)
Net amounts per Consolidated Statements of Financial Condition (4)	$149,538		$849,741

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2017 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC (3)	$—	—	$2,420	1
Total derivatives designated as accounting hedges	—		2,420

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,957	33,972	66	8,515
Cleared OTC (3)	1,334,878	2,711	1,263,994	2,948
Bilateral OTC	380,223	1,804	444,716	1,346
Foreign exchange contracts:
Exchange-traded	157	2,045	20	101
Bilateral OTC	303,091	4,338	286,582	4,361
Equity contracts:
Exchange-traded	1,288,295	2,654,555	1,375,832	2,090,935
Bilateral OTC	78,812	1,847	247,750	1,722
Commodity contracts:
Exchange-traded	209	3,723	18	3,819
Credit contracts:
Cleared OTC	5,506	18	8,613	27
Bilateral OTC	24,921	110	33,188	164
Total derivatives not designated as accounting hedges	3,418,049		3,660,779
Total gross derivative assets/liabilities:
Exchange-traded	1,290,618		1,375,936
Cleared OTC	1,340,384		1,275,027
Bilateral OTC	787,047		1,012,236
Amounts offset in our Consolidated Statements of Financial Condition (4):
Exchange-traded	(1,268,043)		(1,268,043)
Cleared OTC (3)	(1,319,895)		(1,274,900)
Bilateral OTC	(666,278)		(883,306)
Net amounts per Consolidated Statements of Financial Condition (5)	$163,833		$236,950

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

(3)
Pursuant to a rule change by the London Clearing House in the first fiscal quarter of 2018, variation margin exchanged each day with this clearing organization on certain interest rate derivatives is characterized as settlement payments as opposed to cash posted as collateral. The impact of this rule change would have been a reduction in gross interest rate derivative assets and liabilities as of November 30, 2017 of approximately $800 million, and a corresponding decrease in counterparty and cash collateral netting, with no impact to our Consolidated Statement of Financial Condition.

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2018	2017
Interest rate swaps	$(21,221)	$(4,609)
Long-term debt	22,715	5,405
Total	$1,494	$796
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2018	2017
Interest rate contracts	$26,962	$9,997
Foreign exchange contracts	4,263	2,008
Equity contracts	(163,441)	(169,116)
Commodity contracts	(177)	(511)
Credit contracts	382	12,041
Total	$(132,011)	$(145,581)
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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$1,156	$6,907	$—	$—	$8,063
Credit default swaps	—	12,996	—	—	12,996
Total return swaps	28,882	5,843	—	(1,595)	33,130
Foreign currency forwards, swaps and options	56,436	561	—	(257)	56,740
Fixed income forwards	39	—	—	—	39
Interest rate swaps, options and forwards	31,049	98,340	84,770	(86,162)	127,997
Total	$117,562	$124,647	$84,770	$(88,014)	238,965
Cross product counterparty netting					(20,558)
Total OTC derivative assets included in Financial instruments owned					$218,407

(1)	At February 28, 2018, we held exchange-traded derivative assets and other credit agreements with a fair value of $58.7 million, which are not included in this table.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 28, 2018, cash collateral received was $127.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$15,297	$170,529	$4,057	$—	$189,883
Credit default swaps	31	8,994	—	—	9,025
Total return swaps	46,255	115,708	—	(1,595)	160,368
Foreign currency forwards, swaps and options	49,425	374	—	(257)	49,542
Fixed income forwards	4,669	—	—	—	4,669
Interest rate swaps, options and forwards	37,996	127,317	227,911	(86,162)	307,062
Total	$153,673	$422,922	$231,968	$(88,014)	720,549
Cross product counterparty netting					(20,558)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$699,991

(1)	At February 28, 2018, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $518.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 28, 2018, cash collateral pledged was $368.7 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 28, 2018 (in thousands):

Counterparty credit quality (1):
A- or higher	$162,911
BBB- to BBB+	12,292
BB+ or lower	30,322
Unrated	12,882
Total	$218,407

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 28, 2018
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$105.0	$71.5	$176.5
Single name credit default swaps	42.7	30.6	73.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2017
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$46.0	$49.0
Single name credit default swaps	129.1	89.1	218.2
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position at February 28, 2018 and November 30, 2017 is $77.6 million and $95.1 million, respectively, for which we have posted collateral of $72.1 million and $80.8 million, respectively, in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2018 and November 30, 2017, we would have been required to post an additional $5.5 million and $14.3 million, respectively, of collateral to our counterparties.

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
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At February 28, 2018 and November 30, 2017, $0 and $103,000, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	February 28, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Cash	$—	$213,035	$213,035
Corporate equity securities	1,934,024	309,860	2,243,884
Corporate debt securities	363,344	2,027,899	2,391,243
Mortgage- and asset-backed securities	—	2,961,222	2,961,222
U.S. government and federal agency securities	75,105	8,269,477	8,344,582
Municipal securities	—	547,817	547,817
Sovereign obligations	—	2,124,652	2,124,652
Loans and other receivables	—	301,165	301,165
Total	$2,372,473	$16,755,127	$19,127,600

	November 30, 2017
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$2,353,798	$214,413	$—	$2,568,211
Corporate debt securities	470,908	2,336,702	—	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	—	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	—	11,811,739
Municipal securities	—	444,861	—	444,861
Sovereign obligations	—	2,023,530	103	2,023,633
Loans and other receivables	—	454,941	—	454,941
Total	$2,843,911	$19,829,249	$103	$22,673,263
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	February 28, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,115,462	$—	$869,585	$387,426	$2,372,473
Repurchase agreements	8,192,755	2,606,412	4,815,819	1,140,141	16,755,127
Total	$9,308,217	$2,606,412	$5,685,404	$1,527,567	$19,127,600

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Obligation to return securities received as collateral	103	—	—	—	103
Total	$12,457,517	$4,058,228	$3,953,435	$2,204,083	$22,673,263
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2018 and November 30, 2017, the approximate fair value of securities received as collateral by us that may be sold or repledged was $23.7 billion and $27.1 billion, respectively. At February 28, 2018 and November 30, 2017, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 for additional information regarding the offsetting of securities financing agreements.
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

	February 28, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,300,171	$—	$7,300,171	$(662,827)	$(1,151,335)	$5,486,009
Reverse repurchase agreements	11,488,733	(8,504,788)	2,983,945	(289,950)	(2,673,232)	20,763
Liabilities:
Securities lending arrangements	$2,372,473	$—	$2,372,473	$(662,827)	$(1,558,384)	$151,262
Repurchase agreements	16,755,127	(8,504,788)	8,250,339	(289,950)	(7,041,254)	919,135

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
Liabilities:
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

(3)
Amounts include $5,418.7 million of securities borrowing arrangements, for which we have received securities collateral of $5,221.3 million, and $888.2 million of repurchase agreements, for which we have pledged securities collateral of $907.3 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $802.7 million and $578.0 million at February 28, 2018 and November 30, 2017, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included in Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 28,
	2018	2017
Transferred assets	$2,757.8	$953.5
Proceeds on new securitizations	2,758.9	962.6
Cash flows received on retained interests	9.2	8.7
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2018 and November 30, 2017.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2018		November 30, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$9,083.2	$570.9	$6,383.5	$28.2
U.S. government agency CMBS	1,724.0	85.6	2,075.7	81.4
CLOs	4,361.1	17.8	3,957.8	20.3
Consumer and other loans	281.1	46.5	247.6	47.8
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
If we have not relinquished control over the transferred assets, the assets continue to be recognized in Financial instruments owned and a corresponding liability is recognized in Other secured financings. The carrying values of the assets and the liabilities resulting from transfers of financial assets treated as secured financings were $4.0 million and $3.9 million, respectively, at February 28, 2018. We did not have any such assets and liabilities at November 30, 2017. The related liabilities do not have recourse to our general credit.

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

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage- and other asset-backed securities;

•	Warehouse funding arrangements for client-sponsored consumer loan vehicles and CLOs through participation certificates, forward sale agreements and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2018 and November 30, 2017 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2018		November 30, 2017
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$4.0	$1.1	$6.5	$1.1
Financial instruments owned	1.1	0.4	37.6	0.4
Securities purchased under agreements to resell (1)	704.9	—	729.3	—
Fees, interest and other receivables	—	—	0.2	—
Total assets	$710.0	$1.5	$773.6	$1.5
Other secured financings (2)	$706.5	$—	$766.2	$—
Other liabilities	2.8	0.2	5.9	0.2
Total liabilities	$709.3	$0.2	$772.1	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $8.0 million and $44.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at February 28, 2018 and November 30, 2017, respectively.

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
We are also the primary beneficiary of a securitization vehicle associated with our financing of small business loans. In the creation of the securitization vehicle, we were involved in the decisions made during the establishment and design of the entity and hold variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consist of small business loans, which are available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIE do not have recourse to our general credit and the assets of the VIE are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$212.3	$4.9	$1,247.6	$5,342.6
Consumer loan vehicles	315.8	—	728.0	2,879.6
Related party private equity vehicles	30.9	—	52.4	97.1
Other private investment vehicles	48.1	—	48.9	3,235.2
Total	$607.1	$4.9	$2,076.9	$11,554.5

	November 30, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.5	$8.9	$1,020.5	$5,210.4
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	48.0	—	48.7	2,938.4
Total	$490.0	$8.9	$1,874.4	$10,546.5
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction; and

•	Investments in variable funding notes issued by CLOs.
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. Our total equity commitment in the JCP Entities was $148.1 million, of which $126.5 million and $126.3 million had been funded at February 28, 2018 and November 30, 2017, respectively. The carrying value of our equity investments in the JCP Entities was $30.9 million and $23.7 million at February 28, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Private Investment Vehicles. At both February 28, 2018 and November 30, 2017, we had equity commitments to invest $61.8 million in various other private investment vehicles, of which $61.0 million was funded. The carrying value of our equity investments was $48.1 million and $48.0 million at February 28, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At February 28, 2018 and November 30, 2017, we held $2,745.4 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $238.1 million and $253.2 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance and Epic Gas Ltd. (“Epic Gas”). Our investments in Jefferies Finance and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee. In addition, we had investments in KCG Holdings, Inc. (“KCG”) and Jefferies LoanCore LLC (“Jefferies LoanCore”), which were sold on July 20, 2017 and October 31, 2017, respectively. Our investment in KCG was accounted for at fair value by electing the fair value option available under U.S. GAAP with changes in fair value recognized in Principal transaction revenues in our Consolidated Statements of Earnings. Our investment in Jefferies LoanCore was accounted for under the equity method with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings.
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
At February 28, 2018, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At February 28, 2018, we had funded $657.4 million of our $750.0 million commitment, leaving $92.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2018. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party. At February 28, 2018, we had funded $121.2 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended February 28,
	2018	2017
Interest income	$0.8	$1.1
Unfunded commitment fees	0.2	0.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2018	November 30, 2017
Our total equity balance	$657.4	$636.2

	Three Months Ended February 28,
	2018	2017
Net earnings	$42.5	$42.0
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended February 28,
	2018	2017
Origination and syndication fee revenues (1)	$101.4	$66.2
Origination fee expenses (1)	18.5	2.1
CLO placement fee revenues (2)	0.3	2.7
Derivative gains (losses) (3)	(0.3)	(0.1)
Underwriting fees (4)	0.3	—
Service fees (5)	26.1	20.2

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 28, 2018 and November 30, 2017, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned. At November 30, 2016, we provided a guarantee whereby we were required to make certain payments to a CLO in the event that Jefferies Finance was unable to meet its obligations to the CLO, which was terminated in October 2017.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $43.1 million and $20.5 million at February 28, 2018 and November 30, 2017, respectively. Payables from Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $14.1 million at February 28, 2018.
Jefferies enters into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.4 million recorded in Financial instruments sold, not yet purchased, at fair value in our Consolidated Statements of Financial Condition at February 28, 2018 and $1.5 million recorded in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition at November 30, 2017.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $26.6 million and $19.6 million at February 28, 2018 and November 30, 2017, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 28,
	2018	2017
Net gains (losses) from our investments in JCP Fund V	$6.8	$(0.7)
At February 28, 2018 and November 30, 2017, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 28, 2018 and November 30, 2017, our unfunded commitment relating to JCP Fund V was $10.0 million and $10.1 million, respectively.
The following is a summary of the Net increase (decrease) in net assets resulting from operations for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2017 (1)	2016 (1)
Net increase (decrease) in net assets resulting from operations	$19,712	$(2,294)

(1)	Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2018 and 2017 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At February 28, 2018 and November 30, 2017, we owned approximately 21.1% of the outstanding common stock of Epic Gas.
The following is a summary of selected financial information for Epic Gas (in millions):

	February 28, 2018	November 30, 2017
Our investment in Epic Gas (1)	$21.0	$22.2

	Three Months Ended December 31,
	2017 (2)	2016 (2)
Net loss	$(16.4)	$(15.9)

(1)	Included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.

(2)	Financial information for Epic Gas in our results of operations for the three months ended February 28, 2018 and 2017 is included based on the presented periods.
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
The net earnings of Jefferies LoanCore were $6.2 million for the three months ended February 28, 2017 and were recognized in Other revenues in our Consolidated Statements of Earnings.
We entered into master repurchase agreements with Jefferies LoanCore. For the three months ended February 28, 2017, we earned $0.6 million of interest income and fees related to these agreements.
Under a service agreement, we charged Jefferies LoanCore $47,000 for the three months ended February 28, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

KCG
Our investment in KCG was sold on July 20, 2017. The change in the fair value of our investment in KCG was a loss of $4.6 million for the three months ended February 28, 2017 and was included in Principal transaction revenues in our Consolidated Statements of Earnings. We had elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy. For the three months ended December 31, 2016, KCG reported net earnings of $196.2 million.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	February 28, 2018	November 30, 2017
Capital Markets	$1,645,886	$1,644,089
Asset Management	3,000	3,000
Total goodwill	$1,648,886	$1,647,089
The following table is a summary of the changes to goodwill for the three months ended February 28, 2018 (in thousands):

Balance at November 30, 2017	$1,647,089
Translation adjustments	1,797
Balance at February 28, 2018	$1,648,886
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2018 and November 30, 2017 (dollars in thousands):

	February 28, 2018			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,673	$(53,180)	$73,493	11.1
Trade name	129,762	(18,538)	111,224	30.0
Exchange and clearing organization membership interests and registrations	8,619	—	8,619	N/A
Total	$265,054	$(71,718)	$193,336

	November 30, 2017			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,412	$(50,983)	$75,429	11.3
Trade name	129,370	(17,557)	111,813	30.3
Exchange and clearing organization membership interests and registrations	8,551	—	8,551	N/A
Total	$264,333	$(68,540)	$195,793
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 28, 2018 and 2017. These expenses are included in Other expenses in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2018	$9,148
Year ending November 30, 2019	12,198
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	12,198

Note 11. Short-Term Borrowings
Short-term borrowings at February 28, 2018 and November 30, 2017 include the following and mature in one year or less (in thousands):

	February 28, 2018	November 30, 2017
Bank loans (1)	$357,012	$304,651
Floating rate puttable notes	111,034	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$468,046	$436,215

(1)	Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York Mellon and us.
At February 28, 2018, the weighted average interest rate on short-term borrowings outstanding is 2.28% per annum. Average daily short-term borrowings outstanding were $488.1 million and $448.1 million for the three months ended February 28, 2018 and 2017, respectively.
Equity-linked notes with a principal amount of $23.3 million matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information.
The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2018, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 28, 2018	November 30, 2017
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	2.93%	$669,586	$682,338
8.500% Senior Notes	July 15, 2019	4.00%	721,677	728,872
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	608,789	593,334
6.875% Senior Notes	April 15, 2021	4.40%	804,138	808,157
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,521	4,389
5.125% Senior Notes	January 20, 2023	4.55%	615,021	615,703
4.850% Senior Notes (1)	January 15, 2027	4.93%	713,762	736,357
6.450% Senior Debentures	June 8, 2027	5.46%	375,274	375,794
3.875% Convertible Senior Debentures (2)	November 1, 2029	—%	—	324,779
4.150% Senior Notes	January 23, 2030	4.26%	987,157	—
6.250% Senior Debentures	January 15, 2036	6.03%	511,947	512,040
6.500% Senior Notes	January 20, 2043	6.09%	420,901	420,990
Structured notes (3)	Various	Various	742,777	614,091
Total long-term debt			$7,175,550	$6,416,844

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes decreases of $22.7 million and $5.4 million in the three months ended February 28, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the three months ended February 28, 2017.

(3)
The carrying value includes $735.5 million and $607.0 million of notes carried at fair value at February 28, 2018 and November 30, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

During the three months ended February 28, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $154.4 million, net of retirements were issued during the quarter. During the three months ended February 28, 2017, we issued structured notes with a total principal amount of approximately $48.6 million.
On November 22, 2017, all of our remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our $669.6 million 5.125% senior notes will mature in April 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

Three Months Ended February 28, 2018
Revenues from contracts with customers:
Commissions and other fees	$147,902
Investment banking	439,991
Asset management fees	4,930
Other	6,686
Total revenue from contracts with customers	599,509
Other sources of revenue:
Principal transactions	217,473
Interest	257,816
Other	11,797
Total revenues	$1,086,595
Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Earnings.
We earn account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as we determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Other liabilities on the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when the uncertainties with respect to the amounts are resolved.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investment Banking. We provide our clients with a full range of capital markets and financial advisory services. Capital markets services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage- and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the capital markets offering at that point. Costs associated with capital markets transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Underwriting costs in the Consolidated Statements of Earnings as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.
Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Other liabilities on the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Consolidated Statements of Earnings and any expenses reimbursed by our clients are recognized as Investment banking revenues.
Asset Management Fees. We earn management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to our performance fees is annual or semi-annual. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three months ended February 28, 2018 (in thousands):

	Reportable Segment
	Capital Markets	Asset Management	Total
Major Business Activity:
Equities (1)	$151,630	$—	$151,630
Fixed Income (1)	2,958	—	2,958
Investment Banking - Capital Markets	248,834	—	248,834
Investment Banking - Advisory	191,157	—	191,157
Asset Management	—	4,930	4,930
Total	$594,579	$4,930	$599,509
Primary Geographic Region:
Americas	$515,924	$4,930	$520,854
Europe	61,328	—	61,328
Asia	17,327	—	17,327
Total	$594,579	$4,930	$599,509

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2018.
During the three months ended February 28, 2018, we recognized $11.7 million of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.6 million of revenues primarily associated with distribution services during the three months ended February 28, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $184.1 million and $246.0 million at February 28, 2018 and December 1, 2017, respectively. We had no significant impairments related to these receivables during the three months ended February 28, 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at February 28, 2018 and December 1, 2017 was $11.1 million and $8.8 million, respectively. During the three months ended February 28, 2018, we recognized revenue of $0.2 million that was recorded as deferred revenue at the beginning of the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized cost to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2018, capitalized costs to fulfill a contract were $3.6 million, which are recorded in Receivables: Fees, interest and other on the Consolidated Statement of Financial Condition. For the three months ended February 28, 2018, we recognized expenses of $2.4 million related capitalized costs to fulfill a contract. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2018.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 28,
	2018	2017
Components of compensation cost:
Restricted cash awards	$68.4	$61.7
Restricted stock and RSUs (1)	7.3	5.8
Profit sharing plan	3.2	2.9
Total compensation cost	$78.9	$70.4

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan.

Remaining unamortized amounts related to certain compensation plans at February 28, 2018 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$71.5	3
Restricted cash awards	535.9	3
Total	$607.4

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

Note 15. Income Taxes
At February 28, 2018 and November 30, 2017, we had approximately $125.0 million and $129.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $98.9 million and $86.1 million (net of benefits of taxes) at February 28, 2018 and November 30, 2017, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At February 28, 2018 and November 30, 2017, we had interest accrued of approximately $48.4 million and $48.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the three months ended February 28, 2018 and the year ended November 30, 2017.
During the quarter, we closed tax exams related to years 2007 - 2012 with the Internal Revenue Service. In the United Kingdom, we also closed an exam related to 2014, while the statute for the 2015 tax year has expired. The resolution of these examinations did not have a material effect on our consolidated financial position. We are also currently under examination in other major tax jurisdictions. Though we do not expect that the resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which the resolution occurs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2013
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2011
India	2010
Italy	2012
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income; (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (9) limitations on net operating losses generated after December 31, 2017, to 80% of taxable income; (10) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (11) bonus depreciation that will allow for full expensing of qualified property.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which the accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where the accounting is not complete, but a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Act.
Due to the complex nature of the Tax Act and the unavailability of certain information, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in our consolidated financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in the interpretations and assumptions, guidance that may be issued and actions we may take in response to the Tax Act. We continue to assess the impact that various provisions will have on our business.
We consider the accounting for the deferred tax asset remeasurements, the transition tax and other items to be incomplete. In connection with our initial analysis, we have recorded a discrete tax expense of $163.7 million during the quarter as a provisional estimate of the impact of the Tax Act. This provisional estimate primarily consists of a $108.3 million expense related to the revaluation of our deferred tax asset and a $55.4 million expense related to the deemed repatriation of foreign earnings

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$—	$0.2	$18.7	$—	$96.5	$115.4
Loan commitments (1)	140.7	—	47.5	7.4	—	195.6
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	55.0	—	—	—	—	55.0
Forward starting reverse repos (2)	3,432.2	—	—	—	—	3,432.2
Forward starting repos (2)	2,523.5	—	—	—	—	2,523.5
Other unfunded commitments (1)	157.3	117.3	11.3	107.0	5.5	398.4
Total commitments	$6,308.7	$295.2	$77.5	$114.4	$102.0	$6,897.8

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At February 28, 2018, all of the forward starting securities purchased under agreements to resell and securities sold under agreements to repurchase (collectively “repos”) settled within three business days.

Equity Commitments. Includes commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At February 28, 2018, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $21.8 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at February 28, 2018, we had other outstanding equity commitments to invest up to $1.0 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2018, we had $66.8 million of outstanding loan commitments to clients.
Loan commitments outstanding at February 28, 2018 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in our Consolidated Statements of Financial Condition was $1.1 million at February 28, 2018.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$19,737.1	$3,134.8	$1,429.2	$215.0	$478.2	$24,994.3
Written derivative contracts—credit related	—	42.7	7.5	23.1	—	73.3
Total derivative contracts	$19,737.1	$3,177.5	$1,436.7	$238.1	$478.2	$25,067.6
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2018, the fair value of derivative contracts meeting the definition of a guarantee is approximately $391.4 million.
Standby Letters of Credit. At February 28, 2018, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $52.0 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

Note 17. Net Capital Requirements
As a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies, as a dually-registered U.S broker-dealer and FCM, is also subject to Rule 1.17 of the CFTC, which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At February 28, 2018, Jefferies’ net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,463,370	$1,373,441
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
Our reportable business segment information is prepared using the following methodologies:

•	Net revenues and non-interest expenses directly associated with each reportable business segment are included in determining earnings (loss) before income taxes.

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

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended February 28,
	2018	2017
Capital Markets:
Net revenues	$812.4	$782.6
Non-interest expenses	683.3	656.7
Earnings before income taxes	$129.1	$125.9
Asset Management:
Net revenues	$8.8	$12.9
Non-interest expenses	15.2	14.6
Loss before income taxes	$(6.4)	$(1.7)
Total:
Net revenues	$821.2	$795.5
Non-interest expenses	698.5	671.3
Earnings before income taxes	$122.7	$124.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes our total assets by reportable business segment (in millions):

	February 28, 2018	November 30, 2017
Total Assets by Reportable Business Segment:
Capital Markets	$39,983.0	$38,620.4
Asset Management	1,180.0	1,085.3
Total assets	$41,163.0	$39,705.7
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

	Three Months Ended February 28,
	2018	2017
Americas (1)	$682.1	$609.8
Europe (2)	118.2	156.3
Asia	20.9	29.4
Net revenues	$821.2	$795.5

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2018 and November 30, 2017, our equity investments in Private Equity Related Funds were in aggregate $30.9 million and $23.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Three Months Ended February 28,
	2018	2017
Other revenues and investment income (loss)	$7,022	$(1,298)
Service charges	53	125
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At February 28, 2018 and November 30, 2017, we had commitments to purchase $898.8 million and $864.1 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Leucadia.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At February 28, 2018 and November 30, 2017, we had $45.2 million and $45.6 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $4.7 million and $4.9 million at February 28, 2018 and November 30, 2017, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Leucadia. The following is a description of related party transactions with Leucadia and its affiliates:

•	Under service agreements, we provide services to and receive services from Leucadia. We also receive revenues from Leucadia under a revenue sharing agreement (in millions):

	Three Months Ended February 28,
	2018	2017
Charges to Leucadia for services provided	$16.2	$10.1
Charges from Leucadia for services received	2.4	4.0

•	We provide capital markets and asset management services to Leucadia and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended February 28,
	2018	2017
Principal transactions	$0.1	$—
Other revenues	0.2	—

•	Receivables from and payables to Leucadia, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	February 28, 2018	November 30, 2017
Receivable from Leucadia	$2.8	$2.5
Payable to Leucadia	0.9	3.1

•
On January 11, 2018 our Board of Directors approved a distribution to our sole limited liability company member, Leucadia, in the amount of $200.0 million, which was paid on January 31, 2018. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company member a quarterly dividend equal to 50% of our net earnings.

•
Pursuant to a tax sharing agreement entered into between us and Leucadia, payments are made between us and Leucadia to settle current tax receivables and payables. At February 28, 2018 and November 30, 2017, a net current tax payable to Leucadia of $144.5 million and $91.5 million, respectively, is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. On April 3, 2018, subsequent to the end of the first quarter of 2018, we made a payment of $115.0 million to Leucadia, which reduced the cumulative net current tax payable balance.

•
In 2017, we entered into OTC foreign exchange contracts with an affiliate of Leucadia. In connection with these contracts, at February 28, 2018 and November 30, 2017, we had $20.6 million and $17.0 million, respectively, included in Payables-brokers, dealers and clearing organizations, and at February 28, 2018, we had $0.5 million in Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Two of our directors have investments totaling $2.7 million and $3.6 million at February 28, 2018 and November 30, 2017, respectively, in a hedge fund managed by Leucadia.

•
We have investments in hedge funds managed by Leucadia of $214.8 million and $136.1 million at February 28, 2018 and November 30, 2017, respectively. Net gains on our investments in these hedge funds were $3.7 million and $1.8 million for the three months ended February 28, 2018 and 2017, respectively, which are included in Principal transactions in our Consolidated Statements of Earnings.

•
As a result of a public offering by Landcadia Holdings Inc., an affiliate of Leucadia, we own 638,561 public units (each unit consisting of one share of Class A common stock and one public warrant) at both February 28, 2018 and November 30, 2017, with a fair value of $6.8 million included in Financial instruments owned in our Consolidated Statements of Financial Condition.

•
A subsidiary of Leucadia had an investment in a hedge fund managed by us of $27.3 million at November 30, 2017. This investment was transferred to Jefferies effective December 31, 2017, and we paid $26.7 million, the investment’s NAV, to Leucadia in January 2018.

•	We sold $25.6 million of securities to Leucadia in February 2017 at fair value for cash. There was no gain or loss on this transaction.

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Leucadia (i.e., we buy and sell debt securities issued by Leucadia). At February 28, 2018, approximately $7.4 million and $0.6 million of debt securities issued by Leucadia are included in Financial instruments owned and Financial instruments sold, respectively, in our Consolidated Statements of Financial Condition. At November 30, 2017, approximately $0.2 million is included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•
the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2017 and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2017.
Consolidated Results of Operations
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. We incurred a provisional tax charge of $163.7 million during the quarter as a result of the enactment of the Tax Act. Of this amount, $108.3 million relates to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the provisional charge relates to a toll charge on the deemed repatriation of unremitted foreign earnings. Refer to our discussion of Income Taxes below for more information.
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended February 28,		% Change
	2018	2017
Net revenues	$821,246	$795,513	3.2%
Non-interest expenses	698,508	671,314	4.1%
Earnings before income taxes	122,738	124,199	(1.2)%
Income tax expense	183,557	10,179	1,703.3%
Net earnings (loss)	(60,819)	114,020	N/M
Net earnings (loss) attributable to noncontrolling interests	(1)	1	N/M
Net earnings (loss) attributable to Jefferies Group LLC	(60,818)	114,019	N/M
Effective tax rate	149.6%	8.2%	1,724.4%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Impact of Adopting Revenue Recognition Guidance
On December 1, 2017, we adopted Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (the “new revenue standard”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our Consolidated Statements of Earnings. The new revenue standard is applied prospectively from December 1, 2017 and reported financial information for historical comparable periods have not been revised. The adoption of the new revenue standard resulted in a reduction of beginning Member’s paid in capital of $6.1 million after-tax as a cumulative effect of adoption of an accounting change. The impact of adoption is primarily related to investment banking expenses that were deferred as of November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard, and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of November 30, 2017 under the new revenue standard.
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities, and as a result, did not have an impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense.
There is no significant impact as a result of applying the new revenue standard to our results of operations for the first quarter of 2018, except as it relates to the presentation of certain investment banking expenses. Investment banking revenues have historically been recorded net of related out-of-pocket deal expenses directly related to investment banking engagements. Under the new revenue standard, all investment banking expenses are recognized within their respective expense category in our Consolidated Statement of Earnings and any expense reimbursements are recognized as Investment banking revenues (i.e., revenues are no longer presented net of the related out-of-pocket deal expenses). Expenses directly associated with underwriting activities are recorded to a new non-compensation expense line item: "Underwriting costs". The impact of this change in presentation on the first quarter of 2018 results was an increase in both Investment banking revenues and Total non-compensation expenses of $32.5 million. This change in presentation has no impact on Net earnings (loss).
Refer to Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further information.

Executive Summary
Three Months Ended February 28, 2018
Consolidated Results

•	Net revenues for the three months ended February 28, 2018 were $821.2 million, compared with $795.5 million for the three months ended February 28, 2017, an increase of $25.7 million, or 3.2%.

•	Our results in the three months ended February 28, 2018 reflect continued strong investment banking revenues and solid performance in both equities and fixed income net revenues.

•
We continued to maintain strong leverage ratios and liquidity and a strong capital base during the three months ended February 28, 2018. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The increase in net revenues for the three months ended February 28, 2018, as compared to the three months ended February 28, 2017, reflects higher net revenues in investment banking, partially offset by slightly lower fixed income net revenues. Equities net revenues remained relatively flat as compared to the prior year quarter.

•
Higher investment banking revenues during the three months ended February 28, 2018 reflect increased capital markets and advisory revenues, primarily as a result of our strong equity issuance activity in the life science sector and continued strength in our mergers and acquisitions activity. As a result of the new revenue standard, investment banking revenues for the three months ended February 28, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation added $32.5 million to investment banking net revenues during the three months ended February 28, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
The results in investment banking revenues also included revenues of $21.2 million from our share of our Jefferies Finance joint venture, essentially flat with net revenues of $21.0 million in the prior year quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Our fixed income net revenues were slightly below those of the prior year quarter due to a less robust trading environment in the current year quarter, as results in the prior year quarter benefited from higher volumes following the 2016 U.S. Presidential election.

•	Our equities net revenues were approximately flat with the prior year quarter, with improvement across our core global equities sales and trading business, offset by losses in certain block positions.

•
Net revenues from our other business category in the three months ended February 28, 2018 were $9.8 million, compared with a loss of $6.2 million in the prior year quarter. The current quarter includes higher gains on investments in certain private equity funds and hedge funds managed by third parties or related parties. The prior year quarter included net losses of $4.6 million from our investment in KCG Holdings, Inc. (“KCG”), which was sold in July 2017.

•	Net revenues in the three months ended February 28, 2018 also included asset management revenues of $8.8 million, compared with $12.9 million in the prior year quarter.
Expenses

•	Non-interest expenses for the three months ended February 28, 2018 increased $27.2 million, or 4.1%, to $698.5 million, compared with $671.3 million for the three months ended February 28, 2017.

•
Compensation and benefits expense for the three months ended February 28, 2018 was $455.6 million, a decrease of $4.5 million, or 1.0%, from the comparable prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 55.5% for the three months ended February 28, 2018, compared with 57.8% in the prior year quarter.

•
Non-compensation expenses for the three months ended February 28, 2018 were $242.9 million, an increase of $31.8 million, or 15.1%, from the comparable prior year quarter. This increase was primarily due to an increase of $32.5 million across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the first quarter of 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Headcount

•
At February 28, 2018, we had 3,438 employees globally, an increase of 119 employees from our headcount of 3,319 at February 28, 2017. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and wealth management.

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
In connection with the adoption of the new revenue standard in the first quarter of 2018, we have made changes to the presentation of our “Revenues by Source” to better align the manner in which we describe and present the results of our performance with the manner in which we manage our business activities and serve our clients. We believe that the reorganization of our revenue reporting will enable us to describe our business mix more clearly and provide greater transparency in the communication of our results.
The “Results of our Operations” has historically been presented on a product basis. Prior to the first quarter of 2018, we presented “Revenues by Source” as follows: equities, fixed income, investment banking and asset management. As of the first quarter of 2018, we are reporting our “Revenues by Source” along the following business lines: equities, fixed income, investment banking, asset management and other. Additionally, the results of the investment banking business now includes a new subcategory “Other investment banking”, which contains our share of net earnings from our corporate lending joint venture, Jefferies Finance LLC, as well as any gains and losses from any securities or loans received or acquired in connection with our investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.
The following is a description of the changes that have been made:

•
Equities revenues now represent the activities of our core equities sales and trading, securities finance, prime brokerage and wealth management businesses. Revenues from other activities previously presented within the Equities business have been disaggregated as follows:

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
Our share of net earnings from our Jefferies Finance LLC joint venture, as well as any revenues from securities and loans received or acquired in connection with our investment banking efforts, are now presented as part of our investment banking business.

◦	Our share of net earnings from our historic Jefferies LoanCore LLC joint venture is presented as part of our fixed income business through its sale in October 2017.

◦
Revenues related to our principal investments in certain private equity funds and hedge funds managed by third parties or related parties, investments in strategic ventures (including KCG through its sale in July 2017), certain other securities owned, and investments held as part of obligations under employee benefit plans, including deferred compensation arrangements, are now presented as part of our other business.

◦	Revenue related to our capital invested in asset management funds that are managed by us is now presented within our asset management business.

•
Revenues from our legacy futures business and revenues associated with structured notes issued by us are now presented as part of our other business. Additionally, revenues derived from securities or loans received or acquired in connection with our investment banking efforts are now presented as part of our investment banking revenues.

•
Revenues from principal investments in certain private equity and asset management funds managed by related parties, which were previously presented within our asset management revenue, are now presented as part of our other business.

The changes to the manner in which we describe and disclose the performance of our business activities has no effect on our historical consolidated results of operation. This reorganization does not impact our reportable segments and we will continue to report our activities in two business segments: Capital Markets and Asset Management.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended February 28,
	2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$155,777	19.0%	$155,997	19.6%	(0.1)%
Fixed income	213,053	25.9	221,034	27.8	(3.6)%
Total sales and trading	368,830	44.9	377,031	47.4	(2.2)%

Equity (1)	79,840	9.7	61,566	7.7	29.7%
Debt (1)	168,994	20.6	162,628	20.4	3.9%
Capital markets	248,834	30.3	224,194	28.1	11.0%
Advisory (1)	191,157	23.3	183,827	23.1	4.0%
Other investment banking	(6,218)	(0.8)	3,799	0.5	N/M
Total investment banking	433,773	52.8	411,820	51.7	5.3%

Other	9,798	1.2	(6,200)	(0.8)	N/M

Total Capital Markets	812,401	98.9	782,651	98.3	3.8%

Asset management fees	4,930	0.6	6,807	0.9	(27.6)%
Investment return	3,915	0.5	6,055	0.8	(35.3)%
Total Asset Management	8,845	1.1	12,862	1.7	(31.2)%

Net revenues	$821,246	100.0%	$795,513	100.0%	3.2%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three months ended February 28, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $32.5 million in investment banking net revenues during the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended February 28, 2018

•	Total equities net revenues were $155.8 million for the three months ended February 28, 2018, compared with $156.0 million for the three months ended February 28, 2017.

•
The results in equities net revenues during the three months ended February 28, 2018 were approximately flat with the prior year quarter, with improvement across our core global equities sales and trading business, offset by losses in certain block positions. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our equity derivatives, electronic trading, convertibles, and Asian cash equities businesses, primarily due to higher equity volatility and an increase in trading volumes.

•
The increase in our core global equities sales and trading business was partially offset by a decrease in our U.S. and European cash equities businesses, primarily due to lower customer activity and a reduction in trading volumes. European revenues were also lower as a result of the impact of unbundling due to the Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as “MiFID II”) regulation.

•	The prime finance business, which includes prime brokerage and securities finance, saw a meaningful increase in the quarter, driven by increased prime brokerage revenues and client engagement.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).
Three Months Ended February 28, 2018

•
Fixed income net revenues totaled $213.1 million for the three months ended February 28, 2018, a decrease of $7.9 million compared with net revenues of $221.0 million in the three months ended February 28, 2017.

•
Our fixed income net revenues in the three months ended February 28, 2018 were slightly below those of the prior year quarter due to a less robust trading environment in the current year quarter, as results in the prior year quarter benefited from higher volumes following the 2016 U.S. Presidential election. The following highlights the main components of the slight net decline in the results:

◦
Revenues in our U.S. securitized markets group in the three months ended February 28, 2018 were significantly improved, primarily due to higher trading volumes as a result of favorable trading conditions as a result of interest rate volatility and increased securitization activity.

◦
Revenues in our leveraged credit business were strong given improved market share in our high yield, leveraged loan and distressed products businesses. Our investment grade corporates business results declined on decreased trading activity as a result of lower primary issuance and lower secondary trading activity. Similarly, lower revenues in our emerging markets business are primarily attributed to reduced client activity as spread yields were not as favorable relative to other spread products.

◦	Global rates revenues declined as the affects from volatility from the U.S. Presidential Election and European election cycles were not replicated in the current year quarter.

◦	Revenues in our municipal securities business declined slightly as primary issuance declined meaningfully post changes in the tax legislation which dampened secondary trading activity.

◦	The prior year quarter included revenues from our share of Jefferies LoanCore due to revenues from loan closings and syndications. Jefferies LoanCore was sold on October 31, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance LLC; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended February 28,		% Change
	2018	2017
Equity (1)	$79,840	$61,566	29.7%
Debt (1)	168,994	162,628	3.9%
Capital markets	248,834	224,194	11.0%
Advisory (1)	191,157	183,827	4.0%
Other investment banking	(6,218)	3,799	N/M
Total investment banking	$433,773	$411,820	5.3%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three months ended February 28, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $32.5 million in investment banking net revenues during the three months ended February 28, 2018 as compared to the three months ended February 28, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended February 28,		Three Months Ended February 28,
	2018	2017	2018	2017
Public and private debt financings	245	198	$68.0	$52.0
Public and private equity and convertible offerings (1)	37	40	6.8	20.5
Advisory transactions (2)	41	42	62.7	40.2

(1)	We acted as sole or joint bookrunner on 36 and 37 offerings during the three months ended February 28, 2018 and 2017, respectively.

(2)	The number of advisory deals completed includes six and four restructuring and recapitalization transactions during the three months ended February 28, 2018 and 2017, respectively.
Three Months Ended February 28, 2018

•
Total investment banking revenues were $433.8 million for the three months ended February 28, 2018, 5.3% higher than the three months ended February 28, 2017, due to higher capital markets and advisory revenues, including the increase of $32.5 million in investment banking net revenues as a result of the new revenue standard and strong equity issuance activity in the life science sector and continued strength in our mergers and acquisitions business. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Capital markets revenues in the three months ended February 28, 2018 increased 11.0% from the prior year quarter. Advisory revenues for the three months ended February 28, 2018 increased 4.0% compared to the prior year quarter. Other investment banking revenues included a net loss of $6.2 million compared with revenues of $3.8 million in the prior year quarter.

•
From equity and debt capital raising activities, we generated $79.8 million and $169.0 million in revenues, respectively, for the three months ended February 28, 2018, compared with $61.6 million and $162.6 million in revenues, respectively, in the prior year quarter.

•
Investment banking revenues during the three months ended February 28, 2018 include net revenues of $21.2 million from our share of the net income of Jefferies Finance, essentially flat with net revenues of $21.0 million in the prior year quarter.

Other
Other is comprised of revenues from:

•	principal investments in private equity and hedge funds managed by third parties or related parties;

•	strategic investments other than Jefferies Finance LLC (such as KCG through its sale in July 2017);

•	investments held as part of employee benefit plans, including deferred compensation plans;

•	structured note activities on behalf of the firm; and

•	our legacy Futures business.
Three Months Ended February 28, 2018

•
Net revenues from our other business category totaled $9.8 million for the three months ended February 28, 2018, an increase of $16.0 million compared with a net loss of $6.2 million for the three months ended February 28, 2017.

•
Results in the current quarter include higher gains on investments in certain private equity funds and hedge funds managed by third parties or related parties. The prior year quarter included net losses of $4.6 million from our investment in KCG, which was sold in July 2017.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us; and

•	investment income from capital invested in and managed by our asset management business.
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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended February 28,		% Change
	2018	2017
Asset management fees:
Equities	$989	$1,180	(16.2)%
Multi-asset	3,941	5,627	(30.0)%
Total asset management fees	4,930	6,807	(27.6)%
Investment return	3,915	6,055	(35.3)%
Total Asset Management	$8,845	$12,862	(31.2)%

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	February 28, 2018	November 30, 2017
Assets under management (1):
Equities	$181	$218
Multi-asset	1,205	1,271
Total	$1,386	$1,489

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses

•
The increase in non-compensation expenses was essentially due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the first quarter of 2018.

•
Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended February 28,		% Change
	2018	2017
Compensation and benefits	$455,633	$460,172	(1.0)%
Non-compensation expenses:
Floor brokerage and clearing fees	43,819	45,858	(4.4)%
Underwriting costs	14,275	—	N/M
Technology and communications	69,077	65,507	5.4%
Occupancy and equipment rental	24,591	25,815	(4.7)%
Business development	42,107	22,632	86.1%
Professional services	30,408	32,124	(5.3)%
Other	18,598	19,206	(3.2)%
Total non-compensation expenses	242,875	211,142	15.0%
Total non-interest expenses	$698,508	$671,314	4.1%
N/M — Not Meaningful
Compensation and Benefits

•
Compensation and benefits expense consists of salaries, benefits, cash bonuses, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Included in Compensation and benefits expense are share-based amortization expense for senior executive awards granted in February 2016, January 2017 and January 2018, cash-based amortization expense for senior executive awards granted in January 2018, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions.

•	Compensation and benefits expense was $455.6 million for the three months ended February 28, 2018, compared with $460.2 million for the three months ended February 28, 2017.

•	Compensation and benefits expense as a percentage of Net revenues was 55.5% for the three months ended February 28, 2018, compared with 57.8% for the three months ended February 28, 2017.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $75.7 million for the three months ended February 28, 2018, compared with $67.5 million for the three months ended February 28, 2017.

•
Employee headcount was 3,438 at February 28, 2018 and 3,319 at February 28, 2017. Since February 28, 2017, our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and wealth management.

•	Refer to Note 14, Compensation Plans in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses

•
The increase in non-compensation expenses was essentially due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the first quarter of 2018.

•
Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

The Non-GAAP revenue and expenses for the first quarter of 2018 are considered non-GAAP financial measures, which management believes provide meaningful information to enable investors to evaluate the Company’s results in comparison to the first quarter of 2017. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. The following table is a reconciliation of the respective U.S. GAAP financial measures to the Non-GAAP financial measures of revenues and expenses adjusted for the impact of the change in presentation related to investment banking expenses as result of our adoption of the new revenues standard and the actual amounts reported for these line items in the first quarter of 2017 (amounts in thousands):

	Three Months Ended February 28, 2018			Three Months Ended February 28, 2017
	GAAP	Adjustments	Non-GAAP Revenues and Expenses	GAAP

Investment banking	$439,991	$32,485	$407,506	$408,021
Net revenues	821,246	32,485	788,761	795,513
Underwriting costs	14,275	14,275	—	—
Technology and communications	69,077	103	68,974	65,507
Business development	42,107	17,243	24,864	22,632
Professional services	30,408	711	29,697	32,124
Other expenses	18,598	153	18,445	19,206
Total non-compensation expenses	242,875	32,485	210,390	211,142
The adjustments above represent expenses directly associated with underwriting and mergers and acquisitions, restructuring and other investment banking advisory assignments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended February 28, 2018

•
Non-compensation expenses were $242.9 million for the three months ended February 28, 2018, an increase of $31.8 million, or 15.1%, compared with $211.1 million in the three months ended February 28, 2017. The increase in non-compensation expenses was primarily due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the first quarter of 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•	Non-compensation expenses as a percentage of Net revenues was 29.6% and 26.5% for the three months ended February 28, 2018 and 2017, respectively.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a territorial income tax system, and imposing a transition tax on unremitted earnings of foreign subsidiaries. In connection with our initial analysis, we have recorded a discrete tax expense of $163.7 million during the quarter as a provisional estimate of the impact of the Tax Act. This provisional estimate primarily consists of a $108.3 million expense related to the revaluation of our deferred tax asset and a $55.4 million expense related to the deemed repatriation of foreign earnings.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which the accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where the accounting is not complete, but a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Act.
Due to the complex nature of the Tax Act and the unavailability of certain information, we have not completed our accounting for the income tax effects of certain elements of the new law. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in our consolidated financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in the interpretations and assumptions, guidance that may be issued and actions we may take in response to the Tax Act. We continue to assess the impact that various provisions will have on our business.
The following provides a discussion of our provision for income taxes:

•
For the three months ended February 28, 2018, the provision for income taxes was $183.6 million equating to an effective tax rate of 149.6%. For the three months ended February 28, 2017, the provision for income taxes was $10.2 million equating to an effective tax rate of 8.2%.

•
The change in the effective tax rate during the three months ended February 28, 2018, as compared with the prior year quarter is primarily due to a provisional tax charge of $163.7 million incurred in the current quarter as a result of the enactment of the Tax Act. Of this amount, a charge of $108.3 million relates to the revaluation of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items, and a $55.4 million expense relates to the deemed repatriation of unremitted foreign earnings.

•
Excluding this charge plus an unrelated net tax benefit of $12.7 million during this quarter, which primarily resulted from the expiration of certain federal and state statutes, our adjusted effective tax rate would have been approximately 26.5%. The comparable adjusted effective tax rate for fiscal 2017 was 35.5% (which excludes the benefit of $31.9 million we realized from the repatriation of earnings and associated foreign tax credits from foreign subsidiaries, which occurred during last year’s first quarter).

•	Refer to Note 15, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.

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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
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
Goodwill
At February 28, 2018, goodwill recorded in our Consolidated Statement of Financial Condition is $1,648.9 million (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2017.
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
The carrying values of goodwill by reporting unit at February 28, 2018 are as follows: $566.0 million in Investment Banking, $160.8 million in Equities and Wealth Management, $919.1 million in Fixed Income and $3.0 million in Strategic Investments.
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
Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.

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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	February 28, 2018	November 30, 2017	% Change
Total assets	$41,163.0	$39,705.7	3.7%
Cash and cash equivalents	5,016.9	5,164.5	(2.9)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	802.7	578.0	38.9%
Financial instruments owned	15,318.2	14,193.4	7.9%
Financial instruments sold, not yet purchased	9,630.4	8,171.9	17.8%
Total Level 3 assets	322.7	327.7	(1.5)%

Securities borrowed	$7,300.2	$7,721.8	(5.5)%
Securities purchased under agreements to resell	2,983.9	3,689.6	(19.1)%
Total securities borrowed and securities purchased under agreements to resell	$10,284.1	$11,411.4	(9.9)%

Securities loaned	$2,372.5	$2,843.9	(16.6)%
Securities sold under agreements to repurchase	8,250.3	8,660.5	(4.7)%
Total securities loaned and securities sold under agreements to repurchase	$10,622.8	$11,504.4	(7.7)%
Total assets at February 28, 2018 and November 30, 2017 were $41.2 billion and $39.7 billion, respectively, an increase of 3.7%. During the three months ended February 28, 2018, average total assets were approximately 19.3% higher than total assets at February 28, 2018.
Our total Financial instruments owned inventory at February 28, 2018 was $15.3 billion, an increase of 7.9% from inventory of $14.2 billion at November 30, 2017, primarily due to increases in mortgage- and asset-backed securities, loans and corporate equity securities, partially offset by decreases in government and federal agency obligations and corporate debt securities. Financial instruments sold, not yet purchased inventory was $9.6 billion and $8.2 billion at February 28, 2018 and November 30, 2017, respectively, with the increase primarily driven by loans, derivative contracts inventory and corporate equity securities. Our overall net inventory position was $5.7 billion and $6.0 billion at February 28, 2018 and November 30, 2017, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.1% at February 28, 2018 from 2.3% at November 30, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 9.9% from November 30, 2017 to February 28, 2018, primarily due to a decrease in our matched book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 7.7% from November 30, 2017 to February 28, 2018, primarily due to a decrease in our matched book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during the three months ended February 28, 2018 were 44.1% higher than the February 28, 2018 balances. Our average month end balances of total repos and stock loans during the three months ended February 28, 2018 were 47.3% higher than the February 28, 2018 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2018	Year Ended November 30, 2017
Securities Purchased Under Agreements to Resell:
Period end	$2,984	$3,690
Month end average	5,185	6,195
Maximum month end	6,937	7,814
Securities Sold Under Agreements to Repurchase:
Period end	$8,250	$8,661
Month end average	12,974	11,273
Maximum month end	15,579	13,679
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		February 28, 2018	November 30, 2017
Total assets		$41,162,990	$39,705,691

Total equity		$5,498,721	$5,759,559

Total Jefferies Group LLC member’s equity		$5,497,985	$5,758,822
Deduct:	Goodwill and intangible assets	(1,842,222)	(1,842,882)
Tangible Jefferies Group LLC member’s equity		$3,655,763	$3,915,940

Leverage ratio (1)		7.5	6.9
Tangible gross leverage ratio (2)		10.8	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.0 billion at February 28, 2018 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2018, we have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and the firm’s business mix.
As a result of the Tax Cuts and Jobs Act enacted in December 2017, we incurred a one-time charge that is payable to Leucadia under our tax sharing agreement of approximately $55.4 million due to the tax on the deemed repatriation of undistributed foreign earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2018	Average Balance Quarter ended February 28, 2018 (1)	November 30, 2017
Cash and cash equivalents:
Cash in banks	$2,423,581	$2,231,462	$2,244,207
Money market investments	2,593,282	1,593,953	2,920,285
Total cash and cash equivalents	5,016,863	3,825,415	5,164,492
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	930,077	953,742	1,031,252
Other (3)	387,835	608,557	513,293
Total other sources	1,317,912	1,562,299	1,544,545
Total cash and cash equivalents and other liquidity sources	$6,334,775	$5,387,714	$6,709,037
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.4%		16.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.1%		17.7%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2018, we had the ability to readily obtain repurchase financing for 74.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2018 and November 30, 2017 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2018		November 30, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,172,862	$255,054	$1,718,617	$272,380
Corporate debt securities	2,501,075	113,148	2,475,291	57,290
U.S. government, agency and municipal securities	1,537,947	150,459	1,954,697	185,481
Other sovereign obligations	2,231,243	870,304	2,050,942	996,421
Agency mortgage-backed securities (1)	2,801,278	—	1,742,977	—
Loans and other receivables	105,016	—	243,664	—
Total	$11,349,421	$1,388,965	$10,186,188	$1,511,572

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
Average liquid financial instruments were $14.1 billion for the three months ended February 28, 2018, and $11.8 billion and $11.9 billion for the three and twelve months ended November 30, 2017, respectively. Average unencumbered liquid financial instruments were $1.6 billion for the three months ended February 28, 2018 and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2017, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 70.0% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearinghouse financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2018.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $468.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $488.1 million for the three months ended February 28, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facility:

•
Intraday Credit Facility. The Bank of New York Mellon agrees to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC (“Jefferies”). Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2018, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 28, 2018, the outstanding notes were $698.4 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$163.0 million	May 15, 2018
2017-2 (1) (3)	July 27, 2017	$101.3 million	July 24, 2018
2017-3 (1)	August 15, 2017	$75.0 million	July 24, 2018
2017-4 (1) (3)	September 7, 2017	$75.0 million	August 24, 2018
2017-5 (1) (3)	September 15, 2017	$46.1 million	August 24, 2018
2017-6 (1) (4)	October 13, 2017	$60.0 million	November 26, 2018
2017-7 (1) (4)	October 20, 2017	$98.0 million	November 26, 2018
2018-1 (1) (4)	February 12, 2018	$80.0 million	April 24, 2019

(1)	These notes bear interest at a spread over one month LIBOR.

(2)	This note is redeemable at the option of the noteholders.

(3)	These notes are redeemable at our option and at the option of the noteholders.

(4)	These notes are redeemable at our option.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At February 28, 2018 and November 30, 2017, we had total long-term capital of $12.0 billion and $11.2 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.18:1 and 0.94:1, respectively. Our total long-term capital base at February 28, 2018 and November 30, 2017 was as follows (in thousands):

	February 28, 2018	November 30, 2017
Long-Term Debt (1)	$6,492,496	$5,402,590
Total Equity	5,498,721	5,759,559
Total Long-Term Capital	$11,991,217	$11,162,149

(1)
Long-term debt at February 28, 2018 excludes $7.3 million and $6.1 million of our structured notes, as these notes mature on May 4, 2018 and February 26, 2019, respectively, and $669.6 million of our 5.125% senior notes, as these notes mature on April 13, 2018. Long-term debt at November 30, 2017 excludes $7.1 million of our structured notes, as these notes mature on May 4, 2018, $324.8 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”), as these debentures were redeemable beginning on November 1, 2017, and $682.3 million of our 5.125% senior notes, as these notes mature on April 13, 2018. The $324.8 million of our convertible debentures were redeemed on January 5, 2018. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on these notes.

On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Leucadia National Corporation (“Leucadia”), in the amount of $200.0 million, which was paid on January 31, 2018, and reduced our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter

JEFFERIES GROUP LLC AND SUBSIDIARIES

ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our net earnings.
Long-Term Debt
During the three months ended February 28, 2018, long-term debt increased $758.7 million, in anticipation of our $669.6 million 5.125% senior notes maturing in April 2018. This amount includes the issuance of 4.150% senior notes with a total principal amount of $1.0 billion, due 2030 on January 23, 2018. Additionally, structured notes with a total principal amount of approximately $154.4 million, net of retirements were issued during the quarter. Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at February 28, 2018 was $735.5 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On November 22, 2017, all of our remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our $669.6 million 5.125% senior notes will mature in April 2018. For further information, see Note 12, Long-Term Debt, and Note 19, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At February 28, 2018, our long-term debt has a weighted average maturity of approximately 8.4 years.
Our long-term debt ratings at February 28, 2018 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (2)	BBB	Stable

(1)	On January 10, 2018, Moody’s Investors Services reaffirmed our long-term debt rating of Baa3 and our rating outlook of stable.

(2)	On February 13, 2018, Fitch Ratings upgraded our long-term debt rating from BBB- to BBB and reaffirmed our rating outlook of stable.
At February 28, 2018, the long-term ratings on our principal operating broker-dealers, Jefferies and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable

(1)	On January 10, 2018, Moody’s Investors Services reaffirmed our long-term debt rating of Baa2 and our rating outlook of stable.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $54.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2017, the decrease to total Jefferies Group LLC member’s equity at February 28, 2018 is primarily attributed to a dividend distribution to Leucadia and net losses during the three months ended February 28, 2018, primarily due to the provisional tax charge of $163.7 million incurred in the current quarter as a result of the enactment of the Tax Act.
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
At February 28, 2018, Jefferies’ net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies	$1,463,370	$1,373,441
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 28, 2018, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 15, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information for further information.
For information on our commitments and guarantees, see Note 16, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The table below provides information about our contractual obligations at February 28, 2018. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$676.9	$727.8	$1,412.9	$644.2	$3,713.8	$7,175.6
Interest payment obligations on long-term debt (2)	270.5	327.7	536.0	413.0	1,620.3	3,167.5
Total	$947.4	$1,055.5	$1,948.9	$1,057.2	$5,334.1	$10,343.1

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at February 28, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Risk Management
Overview
Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.
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
Governance and Risk Management Structure
For a discussion of our governance and risk management structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2017.
Risk Management Key Metrics
We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limit reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk, sensitivities (greeks), exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital and performance analysis metrics.
Market Risk
The potential for changes in the value of financial instruments is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices, commodity prices and foreign exchange rates, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Commodity price risks result from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices. Market risk arises from market making, proprietary trading, underwriting, specialist and investing activities. We seek to manage our exposure to market risk by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups.
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
Our average daily VaR increased to $6.30 million for the three months ended February 28, 2018 from $5.29 million for the three months ended November 30, 2017, primarily driven by liquid asset classes and market volatility in February 2018, in particular causing an increase in equity and interest rate risk. This increase was partially offset by an increase in the diversification benefit.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at February 28, 2018				VaR at November 30, 2017
		Daily VaR for the Three Months Ended February 28, 2018				Daily VaR for the Three Months Ended November 30, 2017
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$4.36	$4.97	$6.82	$3.24	$3.38	$3.41	$4.60	$2.63
Equity Prices	4.70	4.23	6.23	3.08	2.90	3.42	4.60	2.52
Currency Rates	0.07	0.14	0.24	0.02	0.18	0.21	0.49	0.09
Commodity Prices	0.36	0.41	0.95	0.26	0.35	0.45	0.63	0.27
Diversification Effect (2)	(3.27)	(3.45)	N/A	N/A	(1.86)	(2.20)	N/A	N/A
Firmwide	$6.22	$6.30	$7.58	$4.76	$4.95	$5.29	$6.82	$4.52

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2018, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2018 (in thousands):

10% Sensitivity
Private investments	$15,927
Corporate debt securities in default	14,381
Trade claims	3,120
VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at February 28, 2018, which is included in other comprehensive income.
Daily Net Trading Revenue
There were seven days with trading losses out of a total of 60 trading days in the three months ended February 28, 2018. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2018 (in millions).

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

•	Loans and lending, arising in connection with our capital markets activities and forward settling traded loans;

•	Securities and margin finance, which represents securities financing transactions (reverse repurchase agreements, repurchase agreements and securities lending agreements);

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement, and includes forward settling trades; and

•	Cash and cash equivalents, which includes both interest-bearing and non-interest bearing deposits at banks.
Current counterparty credit exposures at February 28, 2018 and November 30, 2017 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at February 28, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties remained flat at 92% when compared to November 30, 2017, with a majority concentrated in North America.
When comparing our credit exposure at February 28, 2018 with credit exposure at November 30, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,195 million from $1,353 million. Counterparty credit exposure decreased over the period by 36% from OTC derivatives, primarily driven by investment grade North American banks and broker dealers. Counterparty credit exposure from securities and margin finance decreased by 4% and exposure from loans and lending decreased by 6%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017
AAA Range	$—	$—	$1.5	$6.4	$—	$—	$1.5	$6.4	$2,598.9	$2,924.2	$2,600.4	$2,930.6
AA Range	47.7	47.7	42.8	61.3	1.3	3.8	91.8	112.8	142.2	158.6	234.0	271.4
A Range	1.9	1.2	571.7	603.0	141.0	260.6	714.6	864.8	1,995.1	1,751.9	2,709.7	2,616.7
BBB Range	1.3	0.5	246.9	232.5	46.4	28.5	294.6	261.5	77.0	152.3	371.6	413.8
BB or Lower	9.5	12.5	11.2	8.1	8.3	16.7	29.0	37.3	101.0	100.6	130.0	137.9
Unrated	63.8	70.1	—	—	—	—	63.8	70.1	102.7	76.9	166.5	147.0
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017
Asia/Latin America/Other	$—	$3.0	$43.6	$45.8	$—	$0.3	$43.6	$49.1	$277.6	$280.7	$321.2	$329.8
Europe	0.7	1.0	377.7	403.5	63.8	54.0	442.2	458.5	413.1	540.0	855.3	998.5
North America	123.5	128.0	452.8	462.0	133.2	255.3	709.5	845.3	4,326.2	4,343.8	5,035.7	5,189.1
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017	February 28, 2018	November 30, 2017
Asset Managers	$—	$—	$7.6	$15.9	$2.6	$7.1	$10.2	$23.0	$2,618.3	$2,920.3	$2,628.5	$2,943.3
Banks, Broker-dealers	2.2	1.7	612.1	620.8	185.8	282.6	800.1	905.1	2,398.6	2,244.2	3,198.7	3,149.3
Corporates	79.2	87.5	—	—	2.3	14.7	81.5	102.2	—	—	81.5	102.2
Other	42.8	42.8	254.4	274.6	6.3	5.2	303.5	322.6	—	—	303.5	322.6
Total	$124.2	$132.0	$874.1	$911.3	$197.0	$309.6	$1,195.3	$1,352.9	$5,016.9	$5,164.5	$6,212.2	$6,517.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at February 28, 2018 and November 30, 2017 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$723.5	$(621.4)	$(24.4)	$0.5	$103.3	$47.5	$34.5	$229.0	$263.5
Netherlands	347.1	(134.0)	0.5	—	21.6	4.1	—	239.3	239.3
Spain	328.8	(244.1)	(4.3)	—	10.0	—	103.5	90.4	193.9
Japan	66.0	(47.9)	(5.7)	—	21.1	—	137.3	33.5	170.8
Belgium	209.8	(191.6)	(0.1)	—	0.2	—	124.0	18.3	142.3
Canada	196.8	(118.0)	(93.2)	0.2	3.5	111.8	7.7	101.1	108.8
Australia	42.0	(12.4)	0.4	23.1	14.7	—	5.2	67.8	73.0
Brazil	140.1	(75.7)	0.9	—	—	—	0.3	65.3	65.6
Hong Kong	30.9	(32.3)	—	—	0.7	—	65.3	(0.7)	64.6
Singapore	37.7	(4.0)	—	—	—	—	22.6	33.7	56.3
Total	$2,122.7	$(1,481.4)	$(125.9)	$23.8	$175.1	$163.4	$500.4	$877.7	$1,378.1

	November 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2
Our net issuer and counterparty risk exposure to Puerto Rico of $18.0 million at February 28, 2018 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $73.8 billion in debt on a voluntary basis. At February 28, 2018, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Many aspects of our business involve substantial risks of legal and regulatory liability. In the normal course of business, we have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. We are also involved in a number of judicial and regulatory matters, including exams, investigations and similar reviews, arising out of the conduct of our business. Based on currently available information, we do not believe that any matter will have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 filed with the SEC on January 26, 2018. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2018 and November 30, 2017; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and 2017; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2018 and for the year ended November 30, 2017; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 9, 2018	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)