Form 10-Q
period 2018-05-31
Jefferies Group LLC
filed 2018-07-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2018	November 30, 2017
ASSETS
Cash and cash equivalents ($5,172 and $7,514 at May 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	$4,579,931	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	709,646	578,014
Financial instruments owned, at fair value, (including securities pledged of $11,079,600 and $10,842,051 at May 31, 2018 and November 30, 2017, respectively; and $1,296 and $38,044 at May 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	15,705,657	14,193,352
Loans to and investments in related parties	740,804	682,790
Securities borrowed	7,599,043	7,721,803
Securities purchased under agreements to resell	3,822,232	3,689,559
Securities received as collateral	—	103
Receivables:
Brokers, dealers and clearing organizations	2,488,632	2,514,838
Customers	1,977,251	1,563,758
Fees, interest and other ($4 and $197 at May 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	365,285	381,231
Premises and equipment	304,859	297,750
Goodwill	1,645,541	1,647,089
Other assets ($2 at both May 31, 2018 and November 30, 2017, related to consolidated VIEs)	1,184,590	1,270,912
Total assets	$41,123,471	$39,705,691
LIABILITIES AND EQUITY
Short-term borrowings (includes $68,818 and $23,324 at fair value at May 31, 2018 and November 30, 2017, respectively)	$506,218	$436,215
Financial instruments sold, not yet purchased, at fair value	8,914,893	8,171,929
Collateralized financings:
Securities loaned	2,555,701	2,843,911
Securities sold under agreements to repurchase	8,773,506	8,660,511
Other secured financings (includes $968,822 and $722,108 at May 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	968,822	722,108
Obligation to return securities received as collateral	—	103
Payables:
Brokers, dealers and clearing organizations	2,729,207	2,226,768
Customers	3,153,047	2,664,023
Accrued expenses and other liabilities ($757 and $1,391 at May 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	1,386,546	1,803,720
Long-term debt (includes $708,256 and $606,956 at fair value at May 31, 2018 and November 30, 2017, respectively)	6,591,900	6,416,844
Total liabilities	35,579,840	33,946,132
EQUITY
Member’s paid-in capital	5,715,628	5,895,601
Accumulated other comprehensive loss:
Currency translation adjustments	(148,576)	(98,909)
Changes in instrument specific credit risk	(19,984)	(27,888)
Cash flow hedges	361	(936)
Additional minimum pension liability	(4,548)	(9,046)
Total accumulated other comprehensive loss	(172,747)	(136,779)
Total Jefferies Group LLC member’s equity	5,542,881	5,758,822
Noncontrolling interests	750	737
Total equity	5,543,631	5,759,559
Total liabilities and equity	$41,123,471	$39,705,691
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues:
Commissions and other fees	$158,104	$152,643	$306,006	$298,465
Principal transactions	137,802	280,258	355,275	502,160
Investment banking	500,297	351,863	940,288	759,884
Asset management fees	6,016	4,115	10,946	12,096
Interest	307,327	227,804	565,143	429,827
Other	47,263	22,272	65,746	46,320
Total revenues	1,156,809	1,038,955	2,243,404	2,048,752
Interest expense	334,252	259,661	599,601	473,945
Net revenues	822,557	779,294	1,643,803	1,574,807
Non-interest expenses:
Compensation and benefits	444,094	450,522	899,727	910,694
Non-compensation expenses:
Floor brokerage and clearing fees	46,244	47,494	90,063	93,352
Underwriting costs	13,029	—	27,304	—
Technology and communications	76,381	67,478	145,458	132,985
Occupancy and equipment rental	24,993	23,594	49,584	49,409
Business development	42,393	26,466	84,500	49,098
Professional services	35,991	26,413	66,399	58,537
Other	17,567	21,146	36,165	40,352
Total non-compensation expenses	256,598	212,591	499,473	423,733
Total non-interest expenses	700,692	663,113	1,399,200	1,334,427
Earnings before income taxes	121,865	116,181	244,603	240,380
Income tax expense	23,857	46,391	207,414	56,570
Net earnings	98,008	69,790	37,189	183,810
Net earnings attributable to noncontrolling interests	4	39	3	40
Net earnings attributable to Jefferies Group LLC	$98,004	$69,751	$37,186	$183,770
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net earnings	$98,008	$69,790	$37,189	$183,810
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	(61,188)	25,882	(45,169)	23,352
Changes in instrument specific credit risk (2)	26,017	(2,683)	7,904	(12,378)
Cash flow hedges (3)	251	—	1,297	—
Total other comprehensive income (loss), net of tax (4)	(34,920)	23,199	(35,968)	10,974
Comprehensive income	63,088	92,989	1,221	194,784
Net earnings attributable to noncontrolling interests	4	39	3	40
Comprehensive income attributable to Jefferies Group LLC	$63,084	$92,950	$1,218	$194,744

(1)
The amount during the six months ended May 31, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and ($0.8) million related to the Tax Cuts and Jobs Act (the “Tax Act”), which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information. The amounts during the three and six months ended May 31, 2018 include a gain of $20.5 million related to foreign currency gains, which was reclassified to Other income within the Consolidated Statements of Earnings.

(2)
The amount includes income tax expense of approximately $8.8 million and $10.7 million for the three and six months ended May 31, 2018 and income tax benefit of approximately $1.1 million and $7.4 million for the three and six months ended May 31, 2017. The amounts during the three and six months ended May 31, 2018 also include a gain of $0.3 million related to changes in instrument specific credit risk, which was reclassified to Principal transaction revenues within the Consolidated Statements of Earnings. The amount during the six months ended May 31, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(3)
The amount during the six months ended May 31, 2018 includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(4)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended May 31, 2018	Year Ended November 30, 2017
Member’s paid-in capital:
Balance, beginning of period	$5,895,601	$5,538,103
Cumulative effect of the adoption of the new revenue standard, net of tax	(6,121)	—
Net earnings attributable to Jefferies Group LLC	37,186	357,498
Distribution to Jefferies Financial Group Inc.	(218,593)	—
Tax Cuts and Jobs Act adjustment	7,555	—
Balance, end of period	$5,715,628	$5,895,601
Accumulated other comprehensive income (loss), net of tax (1) (2):
Balance, beginning of period	$(136,779)	$(168,157)
Currency adjustments (3)	(49,667)	53,396
Changes in instrument specific credit risk (4)	7,904	(21,394)
Cash flow hedges (5)	1,297	(936)
Pension adjustments (6)	4,498	312
Balance, end of period	$(172,747)	$(136,779)
Total Jefferies Group LLC member’s equity	$5,542,881	$5,758,822
Noncontrolling interests:
Balance, beginning of period	$737	$651
Net earnings attributable to noncontrolling interests	3	86
Contributions	10	—
Balance, end of period	$750	$737
Total equity	$5,543,631	$5,759,559

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the year ended November 30, 2017.

(3)	The amount during the six months ended May 31, 2018 includes a gain of $20.5 million related to foreign currency gains, which was reclassified to earnings.

(4)
The amount during the six months ended May 31, 2018 includes a gain of $0.3 million related to changes in instrument specific credit risk, which was reclassified to earnings, and ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(5)
The amount during the six months ended May 31, 2018 includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(6)
The amount during the six months ended May 31, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to earnings, and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$37,189	$183,810
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,743	752
Income on loans to and investments in related parties	(24,834)	(54,495)
Distributions received on investments in related parties	1,910	6,189
Other adjustments	(94,524)	40,160
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	64,880	108
Receivables:
Brokers, dealers and clearing organizations	10,499	(832,729)
Customers	(413,508)	(372,368)
Fees, interest and other	9,390	(87,192)
Securities borrowed	97,924	(143,554)
Financial instruments owned	(1,594,717)	(8,909)
Securities purchased under agreements to resell	(176,922)	(452,154)
Other assets	76,192	(109,591)
Payables:
Brokers, dealers and clearing organizations	520,766	(969,230)
Customers	489,060	300,774
Securities loaned	(266,028)	616,701
Financial instruments sold, not yet purchased	812,496	598,801
Securities sold under agreements to repurchase	139,287	1,818,042
Accrued expenses and other liabilities	(422,224)	116,605
Net cash provided by (used in) operating activities	(727,421)	651,720
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,906,071)	(2,642,607)
Distributions from loans to and investments in related parties	1,873,000	2,579,746
Net payments on premises and equipment	(36,061)	(39,918)
Cash received from contingent consideration	—	1,250
Net cash used in investing activities	(69,132)	(101,529)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2018	2017
Cash flows from financing activities:
Proceeds from short-term borrowings	372,481	133,928
Payments on short-term borrowings	(297,708)	(219,086)
Proceeds from issuance of long-term debt, net of issuance costs	1,321,714	866,600
Repayment of long-term debt	(1,022,615)	(75,730)
Dividend distribution	(200,000)	—
Net proceeds from (payments on) other secured financings	246,714	(369,626)
Net change in bank overdrafts	(2,722)	(1,544)
Proceeds from noncontrolling interests	10	—
Net cash provided by financing activities	417,874	334,542
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,370)	4,773
Net increase (decrease) in cash, cash equivalents and restricted cash	(388,049)	889,506
Cash, cash equivalents and restricted cash at beginning of period	5,642,776	4,286,513
Cash, cash equivalents and restricted cash at end of period	$5,254,727	$5,176,019

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$608,178	$488,705
Income taxes, net	115,748	3,576
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2018	November 30, 2017
Cash and cash equivalents	$4,579,931	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	674,796	478,284
Total cash, cash equivalents and restricted cash	$5,254,727	$5,642,776
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S-headquartered global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC, Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.
Jefferies Group LLC is a direct wholly owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”), formerly known as Leucadia National Corporation. Jefferies does not guarantee any of our outstanding debt securities. Our 3.875% Convertible Senior Debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were convertible into Jefferies common shares. At November 22, 2017, all of the remaining convertible debentures were called for optional redemption and were redeemed on January 5, 2018 (see Note 12, Long-Term Debt, for further details). Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Jefferies, as well as a Director of Jefferies. Brian P. Friedman, our Chairman of the Executive Committee, is Jefferies’ President and a Director of Jefferies.
In connection with the acquisition of Jefferies Bache from Prudential on July 1, 2011, we acquired a defined benefits pension plan located in Germany (the “German Pension Plan”) for the benefit of eligible employees of Jefferies Bache in that territory. On December 28, 2017, a Liquidation Insurance Contract was entered into with Generali Lebensversicherung AG (“Generali”) to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018 and released us from any and all obligations under the German Pension Plan. In addition, on December 28, 2017, we entered into an agreement with Prudential under which we received $3.25 million as consideration for the release of Prudential by us from their indemnity relating to the German Pension Plan defined benefit pension obligations.
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
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) to noncontrolling interests in our Consolidated Statements of Earnings.

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
Changes to the Consolidated Statements of Operations
We have reorganized the presentation of our gains and losses generated from our capital invested in asset management funds managed by us and related parties in the first quarter of 2018. This was previously presented as Asset management: Investment income (loss) from investments in managed funds and is now presented within Principal transactions revenues.
Changes to the Consolidated Statements of Cash Flows
In the first quarter of 2018, we made certain changes to the presentation of our Consolidated Statements of Cash Flows in order to net certain Short-term borrowings, primarily related to revolving intraday credit advances. Refer to Note 11, Short-Term Borrowings, for further information. The changes had the impact of reducing Proceeds from short-term borrowings by $16,753.5 million and increasing Payments on short-term borrowings by $16,753.5 million for the six month periods ended May 31, 2017. There was no change to the total Net cash provided by financing activities. We do not believe these changes are material to our Consolidated Statements of Cash Flows.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017.
During the six months ended May 31, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on December 1, 2017. These revenue recognition policy updates are applied prospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies goodwill impairment testing. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. This guidance change for leases where we are the lessee will require modifications to our current lease accounting systems and the determination of the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We plan on adopting the guidance as of our first quarter of fiscal 2019 and are currently evaluating the impact of the new guidance on our consolidated financial statements.
Adopted Accounting Standards
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance allows companies the option to reclassify stranded taxes from Accumulated other comprehensive income to retained earnings due to the decrease in the Federal Statutory tax rate from 35% to 21% resulting from the Tax Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. We early adopted this guidance as of February 28, 2018, resulting in a reclassification adjustment of $7.6 million related to unamortized pension liabilities, cash flow hedges and instrument specific credit risk in our consolidated financial statements.
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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted both ASUs in the first quarter of fiscal 2018. Prior periods were retrospectively adjusted to conform to the current period’s presentation. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption of ASU 2016-18, we recorded an increase of $61.2 million in Net cash used for operating activities for the six months ended May 31, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

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
Revenue Recognition. We adopted the new revenue standard on December 1, 2017 and recognized a reduction of $6.1 million after-tax to beginning Member’s paid-in capital as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to investment banking expenses that were deferred as of November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard, and investment banking revenues that were previously recognized in prior periods, which would have been deferred as of November 30, 2017 under the new revenue standard. We elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of December 1, 2017. Accordingly, the new revenue standard is applied prospectively in our financial statements from December 1, 2017 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the three and six months ended May 31, 2018, except as it relates to the presentation of investment banking expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

	Three Months Ended May 31, 2018			Six Months Ended May 31, 2018
	As Reported	ASC 606 Impact	Adjusted (1)	As Reported	ASC 606 Impact	Adjusted (1)
Revenues:
Investment banking	$500,297	$32,342	$467,955	$940,288	$64,827	$875,461
Total revenues	1,156,809	32,342	1,124,467	2,243,404	64,827	2,178,577
Net revenues	822,557	32,342	790,215	1,643,803	64,827	1,578,976
Non-interest expenses:
Underwriting costs	13,029	13,029	—	27,304	27,304	—
Technology and communications	76,381	111	76,270	145,458	214	145,244
Business development	42,393	17,998	24,395	84,500	35,241	49,259
Professional services	35,991	856	35,135	66,399	1,567	64,832
Other expenses	17,567	348	17,219	36,165	501	35,664
Total non-compensation expenses	256,598	32,342	224,256	499,473	64,827	434,646
Total non-interest expenses	700,692	32,342	668,350	1,399,200	64,827	1,334,373

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $333.2 million and $215.4 million at May 31, 2018 and November 30, 2017, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,567,962	$70,011	$42,901	$—	$1,680,874
Corporate debt securities	821	2,710,178	28,066	—	2,739,065
Collateralized debt obligations and collateralized loan obligations	—	82,399	30,603	—	113,002
U.S. government and federal agency securities	1,971,180	40,450	—	—	2,011,630
Municipal securities	—	827,478	—	—	827,478
Sovereign obligations	1,332,770	1,129,682	—	—	2,462,452
Residential mortgage-backed securities	—	2,037,431	3,655	—	2,041,086
Commercial mortgage-backed securities	—	941,432	27,239	—	968,671
Other asset-backed securities	—	281,821	55,535	—	337,356
Loans and other receivables	—	1,771,853	64,036	—	1,835,889
Derivatives (2)	10,298	3,354,899	5,743	(3,095,476)	275,464
Investments at fair value	—	—	79,488	—	79,488
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,883,031	$13,247,634	$337,266	$(3,095,476)	$15,372,455

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,412,707	$4,313	$87	$—	$1,417,107
Corporate debt securities	—	1,627,990	522	—	1,628,512
U.S. government and federal agency securities	1,704,473	—	—	—	1,704,473
Sovereign obligations	1,518,030	1,079,417	—	—	2,597,447
Loans	—	1,106,907	12,881	—	1,119,788
Derivatives	10,818	3,657,065	11,617	(3,231,934)	447,566
Total financial instruments sold, not yet purchased	$4,646,028	$7,475,692	$25,107	$(3,231,934)	$8,914,893
Short-term borrowings	$—	$68,818	$—	$—	$68,818
Long-term debt	$—	$547,630	$160,626	$—	$708,256

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

(2)
During the six months ended May 31, 2018, we transferred from Level 1 to Level 2 $20.8 million of listed options included in Financial instruments owned—Derivatives, which are measured based on broker quotes or mid-market valuations. There were no other material transfers of our financial assets and liabilities between Level 1 and Level 2 for the three and six months ended May 31, 2018 and 2017.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2018
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$35,559	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	342	—	—
Fund of Funds (4)	176	—	—
Equity Funds (5)	35,991	20,696	—
Multi-asset Funds (6)	261,134	—	—
Total	$333,202	$20,696

	November 30, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$33,176	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (6)	154,805	—	—
Total	$215,385	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At both May 31, 2018 and November 30, 2017, approximately 1% of the fair value of investments in this category are classified as being in liquidation.

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

(5)
At May 31, 2018 and November 30, 2017, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in one to ten years.

(6)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2018 and November 30, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are classified as Level 2 or Level 3 within the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized as Level 2 within the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap), digital and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise categorized as Level 3.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2018 (in thousands):

	Three Months Ended May 31, 2018
	Balance at February 28, 2018	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2018	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2018 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$35,412	$1,322	$1,485	$(75)	$(110)	$—	$4,867	$42,901	$1,612
Corporate debt securities	26,103	923	17,058	(13,481)	—	—	(2,537)	28,066	543
CDOs and CLOs	26,433	(2,350)	251	(1,905)	(431)	—	8,605	30,603	(2,422)
RMBS	21,762	(5,416)	112	(13,113)	(35)	—	345	3,655	423
CMBS	15,103	(2,213)	—	—	(1,924)	—	16,273	27,239	(2,706)
Other ABS	51,288	(4,001)	59,057	(62,905)	(3,846)	—	15,942	55,535	(2,670)
Loans and other receivables	62,043	(6,051)	19,029	(16,237)	(1,940)	—	7,192	64,036	(5,185)
Investments at fair value	79,879	(82)	2,001	(2,310)	—	—	—	79,488	(82)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$61	$26	$—	$—	$—	$—	$—	$87	$(26)
Corporate debt securities	522	—	—	—	—	—	—	522	—
CMBS	35	(35)	—	—	—	—	—	—	—
Loans	10,323	(3,416)	(10,543)	8,685	(29)	—	7,861	12,881	3,231
Net derivatives (2)	6,882	(1,580)	—	—	569	—	3	5,874	(115)
Long-term debt	—	(20,838)	—	—	—	23,362	158,102	160,626	20,838

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2018
During the three months ended May 31, 2018, transfers of assets of $78.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $20.3 million, CMBS of $17.1 million, loans and other receivables of $16.4 million and other ABS of $15.9 million due to reduced pricing transparency.
During the three months ended May 31, 2018, transfers of assets of $28.0 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $11.7 million and loans and other receivables of $9.2 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended May 31, 2018, there were transfers of long-term debt of $158.1 million from Level 2 to Level 3 due to a decrease in market observability.
Net losses on Level 3 assets were $17.9 million and net gains on Level 3 liabilities were $25.8 million for the three months ended May 31, 2018. Net losses on Level 3 assets were primarily due to decreased market values across certain loans and other receivables, RMBS and other ABS. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2018 (in thousands):

	Six Months Ended May 31, 2018
	Balance at November 30, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2018	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2018 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$13,343	$5,383	$(520)	$(1,779)	$—	$4,465	$42,901	$12,710
Corporate debt securities	26,036	434	19,304	(15,704)	(2,049)	—	45	28,066	(1,048)
CDOs and CLOs	30,004	(2,961)	568	(2,374)	(3,765)	—	9,131	30,603	(5,375)
RMBS	26,077	(4,193)	112	(10,959)	(88)	—	(7,294)	3,655	419
CMBS	12,419	(2,292)	1,208	(487)	(3,209)	—	19,600	27,239	(3,176)
Other ABS	61,129	(5,476)	132,291	(124,787)	(7,622)	—	—	55,535	(2,498)
Loans and other receivables	47,304	(201)	46,682	(25,456)	(11,648)	—	7,355	64,036	(1,756)
Investments at fair value	93,454	418	2,240	(17,570)	—	—	946	79,488	(176)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$39	$—	$—	$—	$—	$—	$87	$(39)
Corporate debt securities	522	—	—	—	—	—	—	522	—
CMBS	105	(105)	—	—	—	—	—	—	—
Loans	3,486	1,226	(5,100)	12,092	—	—	1,177	12,881	106
Net derivatives (2)	6,746	(668)	(6)	—	(494)	296	—	5,874	535
Long-term debt	—	(28,082)	—	—	—	81,284	107,424	160,626	20,082

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2018
During the six months ended May 31, 2018, transfers of assets of $49.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CMBS of $19.7 million and CDOs and CLOs of $12.7 million due to reduced pricing transparency.
During the six months ended May 31, 2018, transfers of assets of $14.9 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $9.0 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2018, there were transfers of long-term debt of $107.4 million from Level 2 to Level 3 due to a decrease in market observability.
Net losses on Level 3 assets were $0.9 million and net gains on Level 3 liabilities were $27.6 million for the six months ended May 31, 2018. Net losses on Level 3 assets were primarily due to decreased market values across other ABS, RMBS, CDOs and CLOs and CMBS, partially offset by increased market values across corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2017 (in thousands):

	Three Months Ended May 31, 2017
	Balance at February 28, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2017	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,580	$(1,198)	$490	$(1,263)	$(281)	$—	$2,220	$20,548	$(1,428)
Corporate debt securities	33,467	(1,420)	8,789	(9,181)	(6,986)	—	58	24,727	(1,983)
CDOs and CLOs	45,354	(2,721)	16,334	(33,546)	—	—	1,834	27,255	(131)
Municipal securities	26,554	(70)	—	(26,484)	—	—	—	—	—
RMBS	39,259	(2,188)	3,176	(6,636)	(4)	—	(575)	33,032	(1,024)
CMBS	20,653	98	534	(4,111)	(1)	—	(910)	16,263	(546)
Other ABS	37,702	(3,663)	13,476	—	(2,241)	—	(1,925)	43,349	(3,642)
Loans and other receivables	53,172	3,226	20,054	(19,378)	(7,181)	—	(528)	49,365	1,687
Investments at fair value	83,785	5,194	300	—	(273)	—	—	89,006	5,194
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$324	$30	$—	$—	$—	$—	$—	$354	$(30)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	70	—	—	—	—	—	70	(70)
Loans	1,036	3,867	—	—	—	—	64	4,967	(3,867)
Net derivatives (2)	6,413	(3,617)	—	—	(3)	218	11	3,022	(147)
Other secured financings	87	(87)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2017 (in thousands):

	Six Months Ended May 31, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2017	Change in unrealized gains/ (losses) relating to instruments still held at May 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$(489)	$1,056	$(1,117)	$(1,907)	$—	$1,266	$20,548	$(1,215)
Corporate debt securities	25,005	(3,300)	15,133	(15,295)	(1,693)	—	4,877	24,727	(3,571)
CDOs and CLOs	54,354	(10,102)	24,741	(44,725)	—	—	2,987	27,255	(204)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(3,000)	5,886	(11,750)	(16)	—	3,140	33,032	(1,667)
CMBS	20,580	(1,119)	534	(4,523)	(2)	—	793	16,263	(907)
Other ABS	40,911	(5,489)	17,029	(300)	(5,576)	—	(3,226)	43,349	(5,461)
Loans and other receivables	81,872	10,062	63,616	(61,423)	(17,017)	—	(27,745)	49,365	3,679
Investments at fair value	96,369	2,995	300	(10,119)	(539)	—	—	89,006	5,019
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$41	$—	$—	$—	$—	$—	$354	$(41)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	70	—	—	—	—	—	70	(70)
Loans	378	4,091	(364)	—	—	—	862	4,967	(4,091)
Net derivatives (2)	3,441	(6,154)	—	—	1,534	404	3,797	3,022	(614)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

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
Net losses on Level 3 assets were $12.0 million and net gains on Level 3 liabilities were $2.4 million for the six months ended May 31, 2017. Net losses on Level 3 assets were primarily due to decreased valuations of other ABS, RMBS, CDOs and CLOs, municipal securities and corporate debt securities, partially offset by increased valuations certain loans and other receivables and investments at fair value. Net gains on Level 3 liabilities were primarily due to increased valuations of certain net derivatives, partially offset by decreased valuations of certain loans.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2018 and November 30, 2017
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2018
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$38,212
Non-exchange-traded securities		Market approach	Price	$0-$75	$18
			Underlying stock price	$3-$11	$9
		Comparable pricing	Comparable asset price	$9	—
Corporate debt securities	$24,869	Market approach	Discount rate/yield	4%	—
			Estimated recovery percentage	40%	—
			Price	$10-$89	$78
CDOs and CLOs	$30,603	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	26%
			Discount rate/yield	11%-37%	18%
		Scenario analysis	Estimated recovery percentage	6%-40%	23%
RMBS	$3,655	Discounted cash flows	Cumulative loss rate	46%	—
			Duration (years)	8	—
			Discount rate/yield	4%	—
CMBS	$27,239	Discounted cash flows	Cumulative loss rate	7%-81%	39%
			Duration (years)	1-3	1
			Discount rate/yield	4%-15%	9%
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—
Other ABS	$55,535	Discounted cash flows	Cumulative loss rate	0%-28%	21%
			Duration (years)	1-6	2
			Discount rate/yield	5%-12%	8%
		Market approach	Price	$100	—
Loans and other receivables	$64,036	Market approach	Estimated recovery percentage	0%	—
			Price	$13-$101	$84
		Scenario analysis	Estimated recovery percentage	57%-107%	88%
Derivatives	$5,743
Credit default swaps		Market approach	Credit spread	225 bps	—
Total return swaps		Market approach	Price	$101-$103	$102
Investments at fair value	$79,488
Private equity securities		Market approach	Price	$3-$250	$172
			Transaction level	$7	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$12,881	Market approach	Estimated recovery percentage	0%	—
			Price	$13-$101	$62
Derivatives	$11,617
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$98	—
Total return swaps		Market approach	Price	$101-$103	$102
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	37%	—
Long-term debt
Structured notes	$160,626	Market approach	Price	$71-$99	$80
			Price	€79-€110	€ 96

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2018 and November 30, 2017, asset exclusions consisted of $7.9 million and $21.1 million, respectively, primarily comprised of private equity securities, non-exchange-traded securities, corporate debt securities and loans and other receivables. At May 31, 2018 and November 30, 2017, liability exclusions consisted of $0.6 million and $4.2 million, respectively, of loans, CMBS, and corporate debt and equity securities.

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

•
Non-exchange-traded securities using comparable pricing valuation techniques. A significant increase (decrease) in the comparable asset price in isolation would result in a significantly higher (lower) fair value measurement.

•
Corporate debt securities using a convertible bond model. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, credit default swaps, other ABS, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, unfunded commitments, total return swaps, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Financial instruments owned:
Loans and other receivables	$(8,754)	$(4,282)	$(6,428)	$(11,094)
Financial instruments sold:
Loans	$1	$(1,734)	$260	$(1,761)
Loan commitments	26	3,332	(103)	4,203
Long-term debt:
Changes in instrument specific credit risk (1)	$34,787	$(3,757)	$18,585	$(19,797)
Other changes in fair value (2)	(175)	1,516	40,979	4,933
Short-term borrowings:
Changes in instrument specific credit risk (1)	$27	$—	$27	$—
Other changes in fair value (2)	1,636	—	1,636	—

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	May 31, 2018	November 30, 2017
Financial instruments owned:
Loans and other receivables (1)	$992,124	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	193,097	159,462
Long-term debt and short-term borrowings	96,576	32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.6 million and $38.7 million at May 31, 2018 and November 30, 2017, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $90.1 million and $55.1 million at May 31, 2018 and November 30, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $25.2 million and $37.4 million at May 31, 2018 and November 30, 2017, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.9 million and $99.7 million at May 31, 2018 and November 30, 2017, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at May 31, 2018 and November 30, 2017 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	May 31, 2018 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$25,668	1
Total derivatives designated as accounting hedges	—		25,668

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	877	52,817	70	17,923
Cleared OTC	423,300	2,102	429,762	2,481
Bilateral OTC	383,485	1,598	523,431	795
Foreign exchange contracts:
Exchange-traded	—	1,311	—	376
Bilateral OTC	289,720	5,190	282,478	5,221
Equity contracts:
Exchange-traded	2,121,965	2,136,503	2,083,622	1,865,988
Bilateral OTC	99,785	1,960	297,566	2,418
Commodity contracts:
Exchange-traded	105	4,154	27	4,680
Credit contracts:
Cleared OTC	42,968	74	25,053	67
Bilateral OTC	8,735	77	11,823	39
Total derivatives not designated as accounting hedges	3,370,940		3,653,832
Total gross derivative assets/ liabilities:
Exchange-traded	2,122,947		2,083,719
Cleared OTC	466,268		480,483
Bilateral OTC	781,725		1,115,298
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,957,490)		(1,957,490)
Cleared OTC	(439,765)		(448,493)
Bilateral OTC	(698,221)		(825,951)
Net amounts per Consolidated Statements of Financial Condition (4)	$275,464		$447,566

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2018	2017	2018	2017
Interest rate swaps	$19	$12,352	$(21,202)	$7,743
Long-term debt	120	(10,295)	22,835	(4,890)
Total	$139	$2,057	$1,633	$2,853
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2018	2017	2018	2017
Interest rate contracts	$(4,860)	$(960)	$22,102	$9,037
Foreign exchange contracts	6,365	1,099	10,628	3,107
Equity contracts	(53,598)	417	(217,039)	(168,699)
Commodity contracts	2,921	(6,395)	2,744	(6,906)
Credit contracts	2,024	(1,134)	2,406	10,907
Total	$(47,148)	$(6,973)	$(179,159)	$(152,554)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$940	$4,178	$—	$(214)	$4,904
Credit default swaps	26	20,045	2,790	(779)	22,082
Total return swaps	49,176	3,233	—	(756)	51,653
Foreign currency forwards, swaps and options	58,321	17,215	—	(3,355)	72,181
Fixed income forwards	477	—	—	—	477
Interest rate swaps, options and forwards	21,599	104,120	88,827	(86,399)	128,147
Total	$130,539	$148,791	$91,617	$(91,503)	279,444
Cross product counterparty netting					(34,466)
Total OTC derivative assets included in Financial instruments owned					$244,978

(1)	At May 31, 2018, we held exchange-traded derivative assets and other credit agreements with a fair value of $166.0 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2018, cash collateral received was $135.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$13,752	$69,159	$3,141	$(214)	$85,838
Credit default swaps	64	7,405	6	(779)	6,696
Total return swaps	64,750	101,271	—	(756)	165,265
Foreign currency forwards, swaps and options	55,185	13,123	—	(3,355)	64,953
Fixed income forwards	3,879	—	—	—	3,879
Interest rate swaps, options and forwards	35,661	135,417	215,891	(86,399)	300,570
Total	$173,291	$326,375	$219,038	$(91,503)	627,201
Cross product counterparty netting					(34,466)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$592,735

(1)	At May 31, 2018, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $126.9 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2018, cash collateral pledged was $272.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2018 (in thousands):

Counterparty credit quality (1):
A- or higher	$173,732
BBB- to BBB+	3,835
BB+ or lower	52,437
Unrated	14,974
Total	$244,978

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2018
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$203.0	$280.0	$483.0
Single name credit default swaps	44.3	27.8	72.1

	November 30, 2017
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$46.0	$49.0
Single name credit default swaps	129.1	89.1	218.2
Contingent Features
Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on our derivative instruments in liability positions. The following table presents the aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a liability position, the collateral amounts we have posted or received in the normal course of business and the potential collateral we would have been required to return and/or post additionally to our counterparties if the credit-risk-related contingent features underlying these agreements were triggered (in millions):

	May 31, 2018	November 30, 2017
Derivative instrument liabilities with credit-risk-related contingent features	$186.1	$95.1
Collateral posted	(56.1)	(86.4)
Collateral received	119.5	5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	249.5	14.3

(1)
These outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 6. Collateralized Transactions
We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return of excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At May 31, 2018 and November 30, 2017, $0 and $103,000, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	May 31, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,210,311	$430,084	$2,640,395
Corporate debt securities	343,068	1,999,524	2,342,592
Mortgage- and asset-backed securities	—	3,179,689	3,179,689
U.S. government and federal agency securities	2,322	7,938,208	7,940,530
Municipal securities	—	550,030	550,030
Sovereign obligations	—	2,419,766	2,419,766
Loans and other receivables	—	539,940	539,940
Total	$2,555,701	$17,057,241	$19,612,942

	November 30, 2017
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$2,353,798	$214,413	$—	$2,568,211
Corporate debt securities	470,908	2,336,702	—	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	—	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	—	11,811,739
Municipal securities	—	444,861	—	444,861
Sovereign obligations	—	2,023,530	103	2,023,633
Loans and other receivables	—	454,941	—	454,941
Total	$2,843,911	$19,829,249	$103	$22,673,263

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	May 31, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,369,012	$—	$856,607	$330,082	$2,555,701
Repurchase agreements	8,515,963	2,261,426	3,998,685	2,281,167	17,057,241
Total	$9,884,975	$2,261,426	$4,855,292	$2,611,249	$19,612,942

	November 30, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Obligation to return securities received as collateral	103	—	—	—	103
Total	$12,457,517	$4,058,228	$3,953,435	$2,204,083	$22,673,263
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2018 and November 30, 2017, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.3 billion and $27.1 billion, respectively. At May 31, 2018 and November 30, 2017, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,599,043	$—	$7,599,043	$(434,474)	$(966,570)	$6,197,999
Reverse repurchase agreements	12,105,967	(8,283,735)	3,822,232	(286,116)	(3,508,358)	27,758
Liabilities:
Securities lending arrangements	$2,555,701	$—	$2,555,701	$(434,474)	$(2,056,484)	$64,743
Repurchase agreements	17,057,241	(8,283,735)	8,773,506	(286,116)	(7,269,369)	1,218,021

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

(3)
Amounts include $6,148.2 million of securities borrowing arrangements, for which we have received securities collateral of $5,972.9 million, and $1,205.5 million of repurchase agreements, for which we have pledged securities collateral of $1,244.0 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $709.6 million and $578.0 million at May 31, 2018 and November 30, 2017, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Transferred assets	$1,042.6	$715.1	$3,800.3	$1,668.6
Proceeds on new securitizations	1,043.4	723.6	3,802.3	1,686.1
Cash flows received on retained interests	7.8	8.2	23.8	14.6
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2018 and November 30, 2017.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2018		November 30, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$10,472.8	$376.2	$6,383.5	$28.2
U.S. government agency CMBS	1,350.1	123.3	2,075.7	81.4
CLOs	2,804.0	10.4	3,957.8	20.3
Consumer and other loans	331.0	44.4	247.6	47.8
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2018 and November 30, 2017 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2018		November 30, 2017
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$4.1	$1.1	$6.5	$1.1
Financial instruments owned	0.9	0.4	37.6	0.4
Securities purchased under agreements to resell (1)	1,022.0	—	729.3	—
Fees, interest and other receivables	—	—	0.2	—
Total assets	$1,027.0	$1.5	$773.6	$1.5
Other secured financings (2)	$1,022.9	$—	$766.2	$—
Other liabilities	3.4	0.2	5.9	0.2
Total liabilities	$1,026.3	$0.2	$772.1	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $54.0 million and $44.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at May 31, 2018 and November 30, 2017, respectively.

Securitization Vehicles. We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, mortgage-backed securities and consumer loans pursuant to the terms of a master repurchase agreement. We manage the assets within these vehicles. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$301.1	$3.9	$1,701.9	$4,151.1
Consumer loan vehicles	315.6	—	627.2	2,856.2
Related party private equity vehicles	33.8	—	52.0	106.7
Other private investment vehicles	49.0	—	52.3	3,203.5
Total	$699.5	$3.9	$2,433.4	$10,317.5

	November 30, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.5	$8.9	$1,020.5	$5,210.4
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	48.0	—	48.7	2,938.4
Total	$490.0	$8.9	$1,874.4	$10,546.5
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At May 31, 2018 and November 30, 2017, our total equity commitment in the JCP Entities was $144.7 million and $148.1 million, respectively, of which $126.5 million and $126.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $33.8 million and $23.7 million at May 31, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Private Investment Vehicles. At May 31, 2018 and November 30, 2017, we had equity commitments to invest $64.8 million and $61.8 million, respectively, in various other private investment vehicles, of which $61.5 million and $61.0 million was funded, respectively. The carrying value of our equity investments was $49.0 million and $48.0 million at May 31, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At May 31, 2018 and November 30, 2017, we held $2,898.7 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $189.6 million and $253.2 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
We have investments in Jefferies Finance LLC (“Jefferies Finance”) and Epic Gas Ltd. (“Epic Gas”). Our investments in Jefferies Finance and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee. In addition, we had investments in KCG Holdings, Inc. (“KCG”) and Jefferies LoanCore LLC (“Jefferies LoanCore”), which were sold on July 20, 2017 and October 31, 2017, respectively. Our investment in KCG was accounted for at fair value by electing the fair value option available under U.S. GAAP with changes in fair value recognized in Principal transaction revenues in our Consolidated Statements of Earnings. Our investment in Jefferies LoanCore was accounted for under the equity method with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company whose primary focus is the origination and syndication of senior secured debt to middle market and growth companies in the form of term and revolving loans. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.
At May 31, 2018, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At May 31, 2018, we had funded $687.5 million of our $750.0 million commitment, leaving $62.5 million unfunded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2018. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party. At May 31, 2018, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Interest income	$0.4	$1.2	$1.2	$2.3
Unfunded commitment fees	0.3	0.2	0.5	0.5

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2018	November 30, 2017
Our total equity balance	$687.5	$636.2

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net earnings	$60.2	$50.7	$102.7	$92.7
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Origination and syndication fee revenues (1)	$109.6	$73.1	$211.0	$139.3
Origination fee expenses (1)	14.9	0.4	33.4	2.5
CLO placement fee revenues (2)	2.4	1.2	2.7	3.9
Derivative losses (3)	(0.3)	(0.3)	(0.6)	(0.4)
Underwriting fees (4)	—	—	0.3	—
Service fees (5)	8.9	9.3	35.0	29.5

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2018 and November 30, 2017, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned. At November 30, 2016, we provided a guarantee whereby we were required to make certain payments to a CLO in the event that Jefferies Finance was unable to meet its obligations to the CLO, which was terminated in October 2017.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $49.9 million and $20.5 million at May 31, 2018 and November 30, 2017, respectively. Payables from Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $14.1 million at May 31, 2018.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.2 million recorded in Receivables—brokers, dealers and clearing organizations and $1.5 million recorded in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition at May 31, 2018 and November 30, 2017, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $29.5 million and $19.6 million at May 31, 2018 and November 30, 2017, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net gains (losses) from our investments in JCP Fund V	$3.0	$(7.2)	$9.8	$(7.9)
At May 31, 2018 and November 30, 2017, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2018 and November 30, 2017, our unfunded commitment relating to JCP Fund V was $10.0 million and $10.1 million, respectively.
The following is a summary of the Net increase (decrease) in net assets resulting from operations for 100.0% of JCP Fund V, in which we own effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2018 (1)	December 31, 2017 (1)	March 31, 2017 (1)	December 31, 2016 (1)
Net increase (decrease) in net assets resulting from operations	$8,463	$19,712	$(19,552)	$(2,294)

(1)	Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2018 and 2017 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At May 31, 2018 and November 30, 2017, we owned approximately 21.1% of the outstanding common stock of Epic Gas.
The following is a summary of selected financial information for Epic Gas (in millions):

	May 31, 2018	November 30, 2017
Our investment in Epic Gas (1)	$21.1	$22.2

	Three Months Ended
	March 31, 2018 (2)	December 31, 2017 (2)	March 31, 2017 (2)	December 31, 2016 (2)
Net losses	$(2.7)	$(16.4)	$(3.4)	$(15.9)

(1)	Included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.

(2)	Financial information for Epic Gas in our results of operations for the three and six months ended May 31, 2018 and 2017 is included based on the presented periods.
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
The net earnings of Jefferies LoanCore were $2.4 million and $8.6 million for the three and six months ended May 31, 2017, respectively, and were recognized in Other revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

KCG
Our investment in KCG was sold on July 20, 2017. The change in the fair value of our investment in KCG was a net gain of $95.8 million and $91.2 million for the three and six months ended May 31, 2017, respectively, and was included in Principal transaction revenues in our Consolidated Statements of Earnings. We had elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy. For the three months ended March 31, 2017 and December 31, 2016, KCG reported net earnings of $3.2 million and $196.2 million, respectively.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2018	November 30, 2017
Capital Markets	$1,642,541	$1,644,089
Asset Management	3,000	3,000
Total goodwill	$1,645,541	$1,647,089
The following table is a summary of the changes to goodwill for the six months ended May 31, 2018 (in thousands):

Balance at November 30, 2017	$1,647,089
Translation adjustments	(1,548)
Balance at May 31, 2018	$1,645,541
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2018 and November 30, 2017 (dollars in thousands):

	May 31, 2018			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,170	$(55,033)	$71,137	10.9
Trade name	129,052	(19,358)	109,694	29.8
Exchange and clearing organization membership interests and registrations	8,550	—	8,550	N/A
Total	$263,772	$(74,391)	$189,381

	November 30, 2017			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,412	$(50,983)	$75,429	11.3
Trade name	129,370	(17,557)	111,813	30.3
Exchange and clearing organization membership interests and registrations	8,551	—	8,551	N/A
Total	$264,333	$(68,540)	$195,793
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $6.0 million for both the three and six months ended May 31, 2018 and 2017, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2018	$6,099
Year ending November 30, 2019	12,198
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	12,198

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2018 and November 30, 2017 include the following and mature in one year or less (in thousands):

	May 31, 2018	November 30, 2017
Bank loans (1)	$378,930	$304,651
Floating rate puttable notes	58,470	108,240
Equity-linked notes	68,818	23,324
Total short-term borrowings	$506,218	$436,215

(1)	Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York Mellon and us.
At May 31, 2018, the weighted average interest rate on short-term borrowings outstanding is 3.99% per annum. Average daily short-term borrowings outstanding were $584.7 million and $536.9 million for the three and six months ended May 31, 2018, respectively, $537.3 million and $493.2 million for the three and six months ended May 31, 2017, respectively.
During the six months ended May 31, 2018, we issued equity-linked notes due July 12, 2018 with a principal amount of $70.5 million. In addition, during the six months ended May 31, 2018, our floating rate puttable notes with principal amounts of €30.0 million and €11.0 million matured on April 8, 2018 and May 3, 2018, respectively and our equity-linked notes with a principal amount of $23.3 million matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the six months ended May 31, 2018, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2018	November 30, 2017
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	2.93%	$—	$682,338
8.500% Senior Notes	July 15, 2019	3.99%	714,411	728,872
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	583,602	593,334
6.875% Senior Notes	April 15, 2021	4.40%	800,075	808,157
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,351	4,389
5.125% Senior Notes	January 20, 2023	4.55%	614,331	615,703
4.850% Senior Notes (1)	January 15, 2027	4.93%	713,764	736,357
6.450% Senior Debentures	June 8, 2027	5.46%	374,746	375,794
3.875% Convertible Senior Debentures (2)	November 1, 2029	—%	—	324,779
4.150% Senior Notes	January 23, 2030	4.26%	987,365	—
6.250% Senior Debentures	January 15, 2036	6.03%	511,854	512,040
6.500% Senior Notes	January 20, 2043	6.09%	420,810	420,990
Structured notes (3)	Various	Various	708,256	614,091
Total unsecured long-term debt			6,433,565	6,416,844
Secured long-term debt
Revolving Credit Facility			158,335	—
Total long-term debt			$6,591,900	$6,416,844

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes an increase of $22.8 million and a decrease of $4.9 million in the six months ended May 31, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the three and six months ended May 31, 2017.

(3)
The carrying value includes $708.3 million and $607.0 million of notes carried at fair value at May 31, 2018 and November 30, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

During the six months ended May 31, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $165.6 million, net of retirements, were issued during the period. During the six months ended May 31, 2017, we issued senior notes with a total principal amount of $678.5 million, net of retirements, and structured notes with a total principal amount of approximately $125.6 million.
On November 22, 2017, all of our remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On May 16, 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $160.0 million. The borrower under the Revolving Credit Facility is Jefferies Leveraged Credit Products, LLC, with a guarantee from Jefferies Group LLC. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of Jefferies Leveraged Credit Products, LLC and its’ minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate, as defined in the Revolving Credit Facility agreement. The obligations of Jefferies Leveraged Credit Products, LLC under the Revolving Credit Facility are secured by substantially all its assets. At May 31, 2018, we were in compliance with debt covenants under the Revolving Credit Facility.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
Revenues from contracts with customers:
Commissions and other fees	$158,104	$306,006
Investment banking	500,297	940,288
Asset management fees	6,016	10,946
Other	6,802	13,488
Total revenue from contracts with customers	671,219	1,270,728
Other sources of revenue:
Principal transactions	137,802	355,275
Interest	307,327	565,143
Other	40,461	52,258
Total revenues	$1,156,809	$2,243,404
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and six months ended May 31, 2018 (in thousands):

	Reportable Segment
	Three Months Ended May 31, 2018			Six Months Ended May 31, 2018
	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total
Major Business Activity:
Equities (1)	$160,360	$—	$160,360	$311,990	$—	$311,990
Fixed Income (1)	4,546	—	4,546	7,504	—	7,504
Investment Banking - Capital Markets	283,315	—	283,315	532,149	—	532,149
Investment Banking - Advisory	216,982	—	216,982	408,139	—	408,139
Asset Management	—	6,016	6,016	—	10,946	10,946
Total	$665,203	$6,016	$671,219	$1,259,782	$10,946	$1,270,728
Primary Geographic Region:
Americas	$566,360	$6,016	$572,376	$1,082,284	$10,946	$1,093,230
Europe	78,861	—	78,861	140,189	—	140,189
Asia	19,982	—	19,982	37,309	—	37,309
Total	$665,203	$6,016	$671,219	$1,259,782	$10,946	$1,270,728

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2018.
During the three and six months ended May 31, 2018, we recognized $15.0 million and $17.1 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.3 million and $8.9 million, respectively, of revenues primarily associated with distribution services during the three and six months ended May 31, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $175.3 million and $246.0 million at May 31, 2018 and December 1, 2017, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at May 31, 2018 and December 1, 2017 was $10.0 million and $8.8 million, respectively. During the three and six months ended May 31, 2018, we recognized revenue of $5.3 million and $4.4 million, respectively, that was recorded as deferred revenue at the beginning of the periods.

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
At May 31, 2018 capitalized costs to fulfill a contract were $3.3 million, which are recorded in Receivables: Fees, interest and other on the Consolidated Statement of Financial Condition. For the three and six months ended May 31, 2018, we recognized expenses of $1.2 million and $1.3 million, respectively, related capitalized costs to fulfill a contract. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2018.

Note 14. Compensation Plans
Jefferies sponsors our following share-based compensation plans: Incentive Compensation Plan, Employee Stock Purchase Plan (“ESPP”) and the Deferred Compensation Plan. The outstanding and future share-based awards relating to these plans relate to Jefferies common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of market conditions and selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Components of compensation cost:
Restricted cash awards	$55.2	$61.6	$123.6	$123.3
Restricted stock and RSUs (1)	6.7	5.7	14.0	11.5
Profit sharing plan	1.3	1.1	4.5	4.0
Total compensation cost	$63.2	$68.4	$142.1	$138.8

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at May 31, 2018 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$78.8	3
Restricted cash awards	490.9	3
Total	$569.7
The following are descriptions of the compensation plans:
Incentive Compensation Plan. The Incentive Compensation Plan (“Incentive Plan”) allows for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, restricted stock units, dividend equivalents or other share-based awards. RSUs give a participant the right to receive fully vested common shares at the end of a specified deferral period, allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. Awards issued and outstanding related to the Incentive Plan relate to shares of Jefferies.

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
Employee Stock Purchase Plan. There is also an ESPP which we consider noncompensatory effective January 1, 2007. The ESPP permits all regular full-time employees and employees who work part time over 20 hours per week to purchase, at a discount, Jefferies common shares. Annual employee contributions are limited to $21,250, are voluntary and made through payroll deduction. The stock purchase price is equal to 95% of the closing price of common stock on the last day of the applicable session (monthly).
Deferred Compensation Plan. There is also a Deferred Compensation Plan (“Deferred Compensation Plan”), which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Jefferies common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transaction revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

Note 15. Income Taxes
At May 31, 2018 and November 30, 2017, we had approximately $129.3 million and $129.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $102.4 million and $86.1 million (net of Federal benefit) at May 31, 2018 and November 30, 2017, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At May 31, 2018 and November 30, 2017, we had interest accrued of approximately $50.0 million and $48.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the six months ended May 31, 2018 and the year ended November 30, 2017.
During the six months ended May 31, 2018, we closed Federal tax exams related to years 2007 - 2012 with the Internal Revenue Service. In the United Kingdom, we also closed an exam related to 2014, while the statute for the 2015 tax year has expired. The resolution of these examinations did not have a material effect on our consolidated financial position. We are also currently under examination in other major tax jurisdictions. Though we do not expect that the resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which the resolution occurs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2013
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2012
India	2010
Italy	2012
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
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes (“ASC 740”). While the initial estimated impact of the Tax Act was calculated using all available information, we anticipate modifications based on the procedures set forth under SAB 118. This process is applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which the accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where the accounting is not complete, but a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, taxes are reflected in accordance with the law prior to the enactment of the Tax Act.
Due to the complex nature of the Tax Act and the unavailability of certain information, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in our consolidated financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in the interpretations and assumptions, guidance that may be issued and actions we may take in response to the Tax Act.
We consider the accounting for the deferred tax asset remeasurements, the transition tax and other items to be incomplete. In connection with our initial analysis, we have recorded a discrete tax expense of $163.7 million in the three months ended February 28, 2018, as a result of the enactment of the Tax Act, as a provisional estimate of the impact of the Tax Act. This provisional estimate was revised in the second quarter of 2018 by a reduction of $3.2 million, which resulted in a total provisional tax charge of $160.5 million during the six months ended May 31, 2018. This provisional estimate primarily consists of a $108.5 million expense related to the revaluation of our deferred tax asset and a $52.0 million expense related to the deemed repatriation of foreign earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$—	$62.7	$18.7	$—	$3.0	$84.4
Loan commitments (1)	2.5	250.0	54.4	29.2	—	336.1
Mortgage-related and other purchase commitments	—	177.7	—	—	—	177.7
Underwriting commitments	65.0	—	—	—	—	65.0
Forward starting reverse repos (2)	3,634.7	—	—	—	—	3,634.7
Forward starting repos (2)	3,040.7	—	—	—	—	3,040.7
Other unfunded commitments (1)	145.3	116.8	19.2	110.5	5.1	396.9
Total commitments	$6,888.2	$607.2	$92.3	$139.7	$8.1	$7,735.5

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At May 31, 2018, $3,628.6 million within forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At May 31, 2018, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $18.4 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at May 31, 2018, we had other outstanding equity commitments to invest up to $3.6 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2018, we had $86.1 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2018 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
Mortgage-Related and Other Purchase Commitments. We enter into forward contracts to purchase mortgage participation certificates, mortgage-backed securities and consumer loans. The mortgage participation certificates evidence interests in mortgage loans insured by the Federal Housing Administration and the mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We frequently securitize the mortgage participation certificates and mortgage-backed securities. The fair value of mortgage-related and other purchase commitments recorded in our Consolidated Statements of Financial Condition was $0.9 million at May 31, 2018.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$15,858.9	$3,454.3	$2,486.5	$494.1	$458.2	$22,752.0
Written derivative contracts—credit related	—	—	48.2	23.9	—	72.1
Total derivative contracts	$15,858.9	$3,454.3	$2,534.7	$518.0	$458.2	$22,824.1
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2018, the fair value of derivative contracts meeting the definition of a guarantee is approximately $299.5 million.
Standby Letters of Credit. At May 31, 2018, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly, no liability has been recognized for these arrangements.

Note 17. Net Capital Requirements
As a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At May 31, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,666,879	$1,560,669
FINRA is the designated examining authority for our U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Capital Markets:
Net revenues	$805.3	$778.6	$1,617.7	$1,561.2
Non-interest expenses	688.3	651.7	1,371.6	1,308.4
Earnings before income taxes	$117.0	$126.9	$246.1	$252.8
Asset Management:
Net revenues	$17.3	$0.7	$26.1	$13.6
Non-interest expenses	12.4	11.4	27.6	26.0
Earnings (loss) before income taxes	$4.9	$(10.7)	$(1.5)	$(12.4)
Total:
Net revenues	$822.6	$779.3	$1,643.8	$1,574.8
Non-interest expenses	700.7	663.1	1,399.2	1,334.4
Earnings before income taxes	$121.9	$116.2	$244.6	$240.4

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2018	November 30, 2017
Total Assets by Reportable Business Segment:
Capital Markets	$39,993.5	$38,620.4
Asset Management	1,130.0	1,085.3
Total assets	$41,123.5	$39,705.7
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

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Americas (1)	$720.7	$637.4	$1,402.8	$1,247.2
Europe (2)	79.2	123.0	197.4	279.3
Asia	22.7	18.9	43.6	48.3
Net revenues	$822.6	$779.3	$1,643.8	$1,574.8

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2018 and November 30, 2017, our equity investments in Private Equity Related Funds were in aggregate $33.9 million and $23.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Six Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Other revenues and investment income (loss)	$2,981	$(8,122)	$10,003	$(9,420)
Service charges	67	198	120	323
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC. At May 31, 2018 and November 30, 2017, we had commitments to purchase $795.2 million and $864.1 million, respectively, in agency CMBS from Berkadia Commercial Mortgage, LLC, which is partially owned by Jefferies.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At May 31, 2018 and November 30, 2017, we had $42.9 million and $45.6 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $4.8 million and $4.9 million at May 31, 2018 and November 30, 2017, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements. We also receive revenues from Jefferies under a revenue sharing agreement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Charges to Jefferies for services provided	$14.1	$11.5	$30.3	$21.6
Charges from Jefferies for services received	2.3	4.7	4.7	8.6

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Commissions and other fees	$0.4	$—	$0.4	$—
Principal transactions	—	—	0.1	—
Other revenues	0.2	—	0.4	—

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	May 31, 2018	November 30, 2017
Receivable from Jefferies	$3.4	$2.5
Payable to Jefferies	0.8	3.1

•
On January 11, 2018 our Board of Directors approved a distribution to our sole limited liability company member, Jefferies, in the amount of $200.0 million, which was paid on January 31, 2018. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive net earnings attributable to us (as adjusted for preceding loss quarters, if any). Our results at May 31, 2018 include a dividend payable in the amount of $18.6 million.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At May 31, 2018 and November 30, 2017, a net current tax payable to Jefferies of $56.9 million and $91.5 million, respectively, is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. On April 3, 2018 and June 15, 2018, we made payments of $115.0 million and $36.0 million, respectively, to Jefferies, which reduced the cumulative net current tax payable balance.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. The following table presents the balances relating to these foreign exchange contracts, which are included in our Consolidated Statements of Financial Condition (in millions).

	May 31, 2018	November 30, 2017
Payables-brokers, dealers and clearing organizations	$13.7	$17.0
Financial instruments sold, not yet purchased	0.4	—

•	Two of our directors have investments totaling $2.7 million and $3.6 million at May 31, 2018 and November 30, 2017, respectively, in a hedge fund managed by Jefferies.

•
We have investments in hedge funds managed by Jefferies of $217.6 million and $136.1 million at May 31, 2018 and November 30, 2017, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net gains on our investments	$0.8	$1.4	$4.5	$3.2

•
As a result of a public offering by Landcadia Holdings Inc., an affiliate of Jefferies, we own 638,561 public units (each unit consisting of one share of Class A common stock and one public warrant) at May 31, 2018 and November 30, 2017, with a fair value of $7.0 million and $6.8 million, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition.

•
A subsidiary of Jefferies had an investment in a hedge fund managed by us of $27.3 million at November 30, 2017. This investment was transferred to Jefferies LLC effective December 31, 2017, and we paid $26.7 million, the investment’s NAV, to Jefferies in January 2018.

•
In April 2017, we sold securities to Jefferies at a fair value of $21.9 million for cash, in connection with the transfer of certain trading activity to Jefferies. In February 2017, we sold securities to Jefferies at a fair value of $25.6 million for cash. There were no gains or losses on these transactions.

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At May 31, 2018 and November 30, 2017, approximately $1.0 million and $0.2 million, respectively, is included in Financial instruments owned in our Consolidated Statements of Financial Condition.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. We incurred a provisional tax charge of $163.7 million in the three months ended February 28, 2018, as a result of the enactment of the Tax Act. This provisional estimate was slightly adjusted in the second quarter of 2018, which resulted in a total provisional tax charge of $160.5 million during the six months ended May 31, 2018. Of this amount, $108.5 million relates to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the provisional charge relates to a toll charge on the deemed repatriation of unremitted foreign earnings. Refer to our discussion of Income Taxes below for more information.
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2018	2017		2018	2017
Net revenues	$822,557	$779,294	5.6%	$1,643,803	$1,574,807	4.4%
Non-interest expenses	700,692	663,113	5.7%	1,399,200	1,334,427	4.9%
Earnings before income taxes	121,865	116,181	4.9%	244,603	240,380	1.8%
Income tax expense	23,857	46,391	(48.6)%	207,414	56,570	266.7%
Net earnings	98,008	69,790	40.4%	37,189	183,810	(79.8)%
Net earnings attributable to noncontrolling interests	4	39	(89.7)%	3	40	(92.5)%
Net earnings attributable to Jefferies Group LLC	98,004	69,751	40.5%	37,186	183,770	(79.8)%
Effective tax rate	19.6%	39.9%	(50.9)%	84.8%	23.5%	260.9%
Impact of Adopting Revenue Recognition Guidance
On December 1, 2017, we adopted Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (the “new revenue standard”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our Consolidated Statements of Earnings. The new revenue standard is applied prospectively from December 1, 2017 and reported financial information for historical comparable periods have not been revised. The adoption of the new revenue standard resulted in a reduction of beginning Member’s paid in capital of $6.1 million after-tax as a cumulative effect of adoption of an accounting change. The impact of adoption is primarily related to investment banking expenses that were deferred at November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard, and investment banking revenues that were previously recognized in prior periods, which would have been deferred at November 30, 2017 under the new revenue standard.
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities, and as a result, did not have an impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transaction revenues, Interest income and Interest expense.
There is no significant impact as a result of applying the new revenue standard to our results of operations for the three and six months ended May 31, 2018, except as it relates to the presentation of certain investment banking expenses. Investment banking revenues have historically been recorded net of related out-of-pocket deal expenses directly related to investment banking engagements. Under the new revenue standard, all investment banking expenses are recognized within their respective expense category in our Consolidated Statement of Earnings and any expense reimbursements are recognized as Investment banking revenues (i.e., revenues are no longer presented net of the related out-of-pocket deal expenses). Expenses directly associated with underwriting activities are recorded to a new non-compensation expense line item: "Underwriting costs". The impact of this change in presentation on the three and six months ended May 31, 2018 results was an increase in both Investment banking revenues and Total non-compensation expenses of $32.3 million and $64.8 million, respectively. This change in presentation has no impact on Net earnings.
Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended May 31, 2018
Consolidated Results

•
Net revenues for the three months ended May 31, 2018 were $822.6 million, compared with $779.3 million for the three months ended May 31, 2017, an increase of $43.3 million, or 5.6%. The increase reflects a $150.9 million increase in investment banking revenues, which includes an increase of $32.3 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard. This increase was offset by a decline in our fixed income net revenues.

•
We continued to maintain strong leverage ratios and liquidity and a strong capital base during the three months ended May 31, 2018. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The increase in net revenues for the three months ended May 31, 2018, as compared to the three months ended May 31, 2017, reflects higher net revenues in investment banking and equities, partially offset by lower fixed income net revenues.

•
Higher investment banking revenues during the three months ended May 31, 2018 reflect increased capital markets and advisory revenues, led by strong growth in our mergers and acquisition, leveraged finance and equity capital markets businesses. As a result of the new revenue standard, investment banking revenues for the three months ended May 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to these changes, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation added $32.3 million to investment banking net revenues during the three months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•	Our equities net revenues improved across certain of our core global equities sales and trading business, partially offset by losses in certain block positions.

•
Our fixed income net revenues were lower than those of the prior year quarter, as the uncertainty surrounding the direction of central bank policy and global interest rates reduced market activity and trading volumes, principally in the month of March.

•
Net revenues from our other business category in the three months ended May 31, 2018 were $3.8 million, compared with $92.7 million in the prior year quarter. The results in the prior year quarter included net gains of $95.8 million from our investment in KCG Holdings, Inc. (“KCG”), which was sold in July 2017.

•	Net revenues in the three months ended May 31, 2018 also included asset management revenues of $17.3 million, compared with $0.7 million in the prior year quarter.
Expenses

•
Non-interest expenses for the three months ended May 31, 2018 increased $37.6 million, or 5.7%, to $700.7 million, compared with $663.1 million for the three months ended May 31, 2017, primarily due to an increase of $32.3 million across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Compensation and benefits expense for the three months ended May 31, 2018 was $444.1 million, a decrease of $6.4 million, or 1.4%, from the comparable prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 54.0% for the three months ended May 31, 2018, compared with 57.8% in the prior year quarter.

•	Non-compensation expenses for the three months ended May 31, 2018 were $256.6 million, an increase of $44.0 million, or 20.7%, from the comparable prior year quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended May 31, 2018
Consolidated Results

•
Net revenues for the six months ended May 31, 2018 were $1,643.8 million, compared with $1,574.8 million for the six months ended May 31, 2017, an increase of $69.0 million, or 4.4%, which includes an increase of $64.8 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Our results in the six months ended May 31, 2018 reflect continued strong investment banking revenues and solid performance in equities net revenues, partially offset by a decline in fixed income net revenues.

Business Results

•
The increase in net revenues for the six months ended May 31, 2018, as compared to the six months ended May 31, 2017, reflects higher net revenues in investment banking and equities, partially offset by lower fixed income net revenues.

•
Higher investment banking revenues during the six months ended May 31, 2018 reflect higher advisory and capital markets revenues, resulting from continued strength in our mergers and acquisitions business and strong equity issuance in our life science business. As a result of the new revenue standard, investment banking revenues for the six months ended May 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to these changes, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation added $64.8 million to investment banking net revenues during the six months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•	Our equities net revenues improved across certain of our core global equities sales and trading business, partially offset by losses in certain block positions.

•
Our fixed income net revenues were below those of the prior year period, primarily due to soft market conditions in the month of March 2018. Further, as noted in our first quarter 2018 results, performance in the first quarter of 2017 was bolstered by robust trading activity following the 2016 U.S. Presidential election.

•
Net revenues from our other business category in the six months ended May 31, 2018 were $13.6 million, compared with $86.5 million in the prior year period. The prior year period included net gains of $91.2 million from our investment in KCG, which was sold in July 2017.

•	Net revenues in the six months ended May 31, 2018 also included asset management revenues of $26.1 million, compared with $13.6 million in the prior year period.
Expenses

•
Non-interest expenses for the six months ended May 31, 2018 increased $64.8 million, or 4.9%, to $1,399.2 million, compared with $1,334.4 million for the six months ended May 31, 2017, primarily due to an increase of $64.8 million across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the six months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Compensation and benefits expense for the six months ended May 31, 2018 was $899.7 million, a decrease of $11.0 million, or 1.2%, from the comparable prior year period. Compensation and benefits expense as a percentage of Net revenues was 54.7% for the six months ended May 31, 2018, compared with 57.8% in the prior year period.

•	Non-compensation expenses for the six months ended May 31, 2018 were $499.5 million, an increase of $75.8 million, or 17.9%, from the comparable prior year period.
Headcount

•
At May 31, 2018, we had 3,438 employees globally, an increase of 114 employees from our headcount of 3,324 at May 31, 2017. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and corporate services.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The “Results of our Operations” has historically been presented on a product basis. Prior to the first quarter of 2018, we presented “Revenues by Source” as follows: equities, fixed income, investment banking and asset management. As of the first quarter of 2018, we are reporting our “Revenues by Source” along the following business lines: equities, fixed income, investment banking, asset management and other. Additionally, the results of the investment banking business now includes a new subcategory “Other investment banking”, which contains our share of net earnings from our corporate lending joint venture, Jefferies Finance LLC (“Jefferies Finance”), as well as any gains and losses from any securities or loans received or acquired in connection with our investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.
The following is a description of the changes that have been made:

•
Equities revenues now represent the activities of our core equities sales and trading, securities finance, prime brokerage and wealth management businesses. Revenues from other activities previously presented within the Equities business have been disaggregated as follows:

◦
Our share of net earnings from our Jefferies Finance joint venture, as well as any revenues from securities and loans received or acquired in connection with our investment banking efforts, are now presented as part of our investment banking business.

◦	Our share of net earnings from our historic Jefferies LoanCore LLC (“Jefferies LoanCore”) joint venture is presented as part of our fixed income business through its sale in October 2017.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2018		2017			2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$175,083	21.3%	$174,363	22.4%	0.4%	$330,860	20.1%	$330,360	21.0%	0.2%
Fixed income	119,987	14.6	156,018	20.0	(23.1)%	333,040	20.3	377,052	23.9	(11.7)%
Total sales and trading	295,070	35.9	330,381	42.4	(10.7)%	663,900	40.4	707,412	44.9	(6.2)%

Equity (1)	107,553	13.1	74,902	9.6	43.6%	187,393	11.4	136,468	8.7	37.3%
Debt (1)	175,762	21.3	125,847	16.1	39.7%	344,756	21.0	288,475	18.3	19.5%
Capital markets	283,315	34.4	200,749	25.7	41.1%	532,149	32.4	424,943	27.0	25.2%
Advisory (1)	216,982	26.4	151,114	19.4	43.6%	408,139	24.8	334,941	21.3	21.9%
Other investment banking	6,065	0.7	3,636	0.5	66.8%	(153)	—	7,435	0.4	N/M
Total investment banking	506,362	61.5	355,499	45.6%	42.4%	940,135	57.2	767,319	48.7	22.5%

Other	3,830	0.5	92,719	11.9	(95.9)%	13,628	0.8	86,519	5.5	(84.2)%

Total Capital Markets	805,262	97.9	778,599	99.9%	3.4%	1,617,663	98.4	1,561,250	99.1	3.6%

Asset management fees	6,016	0.7	4,115	0.5	46.2%	10,946	0.7	10,922	0.7	0.2%
Investment return	11,279	1.4	(3,420)	(0.4)	N/M	15,194	0.9	2,635	0.2	476.6%
Total Asset Management	17,295	2.1	695	0.1	N/M	26,140	1.6	13,557	0.9	92.8%

Net revenues	$822,557	100.0%	$779,294	100.0%	5.6%	$1,643,803	100.0%	$1,574,807	100.0%	4.4%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three and six months ended May 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $32.3 million and $64.8 million in investment banking net revenues during the three and six months ended May 31, 2018, respectively, as compared to the three and six months ended May 31, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended May 31, 2018

•	Total equities net revenues were $175.1 million for the three months ended May 31, 2018, compared with $174.4 million for the three months ended May 31, 2017.

•
The results in equities net revenues during the three months ended May 31, 2018 improved across certain of our core global equities sales and trading business, offset by losses in certain block positions. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our equity derivatives, electronic trading and convertibles businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in our commissions. This was partially offset by a decrease in our U.S. and European cash equities businesses, primarily due to lower customer activity. The securities finance business saw a decline as compared to the prior year quarter, driven by decreased trading revenues.

•
Equities posted record quarterly revenues across the overall sales and trading business, as well as across several core businesses, including our equity derivatives, global electronic trading, European securities finance, and prime brokerage businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Six Months Ended May 31, 2018

•
In April 2018, our core U.S. sales and trading business received top ranks from Greenwich Associates for our 2017 performance. This includes ranking #1 in electronic trading service and product quality, #1 in small and mid-cap equities trading, #3 in healthcare research and #4 in sales capability.

•	Total equities net revenues were $330.9 million for the six months ended May 31, 2018, compared with $330.4 million for the six months ended May 31, 2017.

•
The results in equities net revenues during the six months ended May 31, 2018 improved across our core global equities sales and trading business, offset by losses in certain block positions. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our equity derivatives, electronic trading, convertibles, and Asian cash equities businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in our commissions. This was partially offset by a decrease in our U.S. and European cash equities businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive (“MiFID II”) regulation. The securities finance business saw a decline as compared with the prior year period, driven by decreased trading revenues.

•
Equities posted record six months results in the current year period across the overall sales and trading business, as well as across several core businesses, including our equity derivatives, global electronic trading, European securities finance, and prime brokerage businesses.

Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).
Three Months Ended May 31, 2018

•
Fixed income net revenues totaled $120.0 million for the three months ended May 31, 2018, a decrease of $36.0 million compared with net revenues of $156.0 million in the three months ended May 31, 2017, as the uncertainty surrounding the direction of central bank policy and global interest rates reduced market activity and trading volumes, principally in the month of March. The following highlights the main components of the results:

◦	Revenues in our global investment grade corporates businesses declined due to lower volatility and reduced supply resulting in lower trading activity, particularly during the month of March.

◦
Revenues in our municipals businesses were down on lower secondary trading activity consistent with lower new issuance activity and an overhang of excess dealer inventory at the beginning of the period, which dampened the market.

◦
Results in our securitized markets groups were down as results from CLO secondary trading activity were lower as the business focused on primary issuance, which increased as compared to the prior year quarter and is reflected in our investment banking results, while most of our other securitized markets businesses improved on increased activity and market share.

◦	The performance of our leveraged credit business continued to improve as we further repositioned our secondary trading businesses.

◦	Results improved in our global emerging markets sales and trading business as we have continued to expand our European franchise resulting in increased market share.

◦
The prior year quarter also included revenues from our share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

Six Months Ended May 31, 2018

•
Fixed income net revenues totaled $333.0 million for the six months ended May 31, 2018, a decrease of $44.1 million compared with net revenues of $377.1 million in the six months ended May 31, 2017, primarily due to soft market conditions in the month of March 2018. This is compared to performance in the first quarter of 2017, which was bolstered by robust trading activity following the 2016 U.S. Presidential election. The following highlights the main components of the decline in the results:

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
Global rates revenues in the six months ended May 31, 2018 declined as the opportunities from volatility from the U.S. Presidential Election and European election cycles, primarily in the first quarter of 2017, were not replicated in the current year period.

◦	Revenues declined in our global investment grade corporates business due to decreased trading activity and increased competition as market participants crowded into limited trading opportunities.

◦	Revenues in our municipal securities business were lower as activity declined meaningfully after changes in tax legislation, as compared to favorable performance in the first half of 2017.

◦
Revenues in our U.S. securitized markets group were significantly improved, primarily as we were more profitable in our agency products as more favorable trading conditions prevailed. Additionally, increased securitization activity contributed to the period’s results.

◦	Revenues in our leveraged credit business were strong, as we increased our market share in high yield, leveraged loan and distressed products.

◦
The prior year six month period also included revenues from our share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2018	2017		2018	2017
Equity (1)	$107,553	$74,902	43.6%	$187,393	$136,468	37.3%
Debt (1)	175,762	125,847	39.7%	344,756	288,475	19.5%
Capital markets	283,315	200,749	41.1%	532,149	424,943	25.2%
Advisory (1)	216,982	151,114	43.6%	408,139	334,941	21.9%
Other investment banking	6,065	3,636	66.8%	(153)	7,435	N/M
Total investment banking	$506,362	$355,499	42.4%	$940,135	$767,319	22.5%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three and six months ended May 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $32.3 million and $64.8 million in investment banking net revenues during the three and six months ended May 31, 2018, respectively, as compared to the three and six months ended May 31, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Public and private debt financings	218	238	463	436	$68.6	$66.9	$136.6	$118.9
Public and private equity and convertible offerings (1)	48	51	85	91	13.5	13.9	20.3	34.4
Advisory transactions (2)	49	35	90	77	31.0	36.9	93.8	77.1

(1)
We acted as sole or joint bookrunner on 46 and 82 offerings during the three and six months ended May 31, 2018, respectively, and 48 and 85 offerings during the three and six months ended May 31, 2017, respectively.

(2)
The number of advisory deals completed includes three and nine restructuring and recapitalization transactions during the three and six months ended May 31, 2018, respectively, and two and six restructuring and recapitalization transactions during the three and six months ended May 31, 2017, respectively.

Three Months Ended May 31, 2018

•
Total investment banking revenues were $506.4 million for the three months ended May 31, 2018, 42.4% higher than the three months ended May 31, 2017 led by strong growth in our mergers and acquisition, leveraged finance and equity capital markets businesses. The results in the quarter also include an increase of $32.3 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Capital markets revenues in the three months ended May 31, 2018 increased 41.1% from the prior year quarter. Advisory revenues for the three months ended May 31, 2018 increased 43.6% compared to the prior year quarter.

•
From equity and debt capital raising activities, we generated $107.6 million and $175.8 million in revenues, respectively, for the three months ended May 31, 2018, compared with $74.9 million and $125.8 million in revenues, respectively, in the prior year quarter.

Six Months Ended May 31, 2018

•
Total investment banking revenues were $940.1 million for the six months ended May 31, 2018, 22.5% higher than the six months ended May 31, 2017, due to higher advisory and capital markets revenues, resulting from continued strength in our mergers and acquisitions business and strong equity issuance in our life science business. Results also include an increase of $64.8 million in investment banking net revenues as a result of the new revenue standard and strong equity and debt issuance activity in the healthcare and energy sectors and continued strength in our mergers and acquisitions business. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Capital markets revenues in the six months ended May 31, 2018 increased 25.2% from the prior year period. Advisory revenues for the six months ended May 31, 2018 increased 21.9% compared to the prior year period.

•
From equity and debt capital raising activities, we generated $187.4 million and $344.8 million in revenues, respectively, for the six months ended May 31, 2018, compared with $136.5 million and $288.5 million in revenues, respectively, in the prior year period.

Other
Other is comprised of revenues from:

•	principal investments in private equity and hedge funds managed by third parties or related parties;

•	strategic investments other than Jefferies Finance (such as KCG through its sale in July 2017);

•	investments held as part of employee benefit plans, including deferred compensation plans;

•	structured note activities on behalf of the firm; and

•	our legacy Futures business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2018

•
Net revenues from our other business category totaled $3.8 million for the three months ended May 31, 2018, a decrease of $88.9 million compared with net income of $92.7 million for the three months ended May 31, 2017, as results in the prior year quarter included a net gain of $95.8 million from our investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

Six Months Ended May 31, 2018

•
Net revenues from our other business category totaled $13.6 million for the six months ended May 31, 2018, a decrease of $72.9 million compared with net income of $86.5 million for the six months ended May 31, 2017, as results in the prior year period included a net gain of $91.2 million from our investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2018	2017		2018	2017
Asset management fees:
Equities	$334	$1,282	(73.9)%	$1,323	$2,462	(46.3)%
Multi-asset	5,682	2,833	100.6%	9,623	8,460	13.7%
Total asset management fees	6,016	4,115	46.2%	10,946	10,922	0.2%
Investment return	11,279	(3,420)	N/M	15,194	2,635	476.6%
Total Asset Management	$17,295	$695	N/M	$26,140	$13,557	92.8%
N/M — Not Meaningful
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	May 31, 2018	November 30, 2017
Assets under management (1):
Equities	$134	$218
Multi-asset	1,367	1,271
Total	$1,501	$1,489

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses

•
The increase in non-compensation expenses was essentially due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three and six months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2018	2017		2018	2017
Compensation and benefits	$444,094	$450,522	(1.4)%	$899,727	$910,694	(1.2)%
Non-compensation expenses:
Floor brokerage and clearing fees	46,244	47,494	(2.6)%	90,063	93,352	(3.5)%
Underwriting costs	13,029	—	N/M	27,304	—	N/M
Technology and communications	76,381	67,478	13.2%	145,458	132,985	9.4%
Occupancy and equipment rental	24,993	23,594	5.9%	49,584	49,409	0.4%
Business development	42,393	26,466	60.2%	84,500	49,098	72.1%
Professional services	35,991	26,413	36.3%	66,399	58,537	13.4%
Other	17,567	21,146	(16.9)%	36,165	40,352	(10.4)%
Total non-compensation expenses	256,598	212,591	20.7%	499,473	423,733	17.9%
Total non-interest expenses	$700,692	$663,113	5.7%	$1,399,200	$1,334,427	4.9%
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

•
Compensation and benefits expense was $444.1 million and $899.7 million and for the three and six months ended May 31, 2018, respectively, compared with $450.5 million and $910.7 million for the three and six months ended May 31, 2017, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 54.0% and 54.7% for the three and six months ended May 31, 2018, respectively, compared with 57.8% for both the three and six months ended May 31, 2017.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $61.9 million and $137.6 million for the three and six months ended May 31, 2018, respectively, compared with $67.3 million and $134.8 million for three and six months ended May 31, 2017, respectively.

•
Employee headcount was 3,438 at May 31, 2018 and 3,324 at May 31, 2017. Since May 31, 2017, our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and corporate services.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Refer to Note 14, Compensation Plans in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses

•
The increase in non-compensation expenses was essentially due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three and six months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Three Months Ended May 31, 2018

•
Non-compensation expenses were $256.6 million for the three months ended May 31, 2018, an increase of $44.0 million, or 20.7%, compared with $212.6 million in the three months ended May 31, 2017. The increase in non-compensation expenses was primarily due to a $31.0 million increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•	Non-compensation expenses as a percentage of Net revenues was 31.2% and 27.3% for three months ended May 31, 2018 and 2017, respectively.
Six Months Ended May 31, 2018

•
Non-compensation expenses were $499.5 million for the six months ended May 31, 2018, an increase of $75.8 million, or 17.9%, compared with $423.7 million in the six months ended May 31, 2017. The increase in non-compensation expenses was primarily due to a $62.5 million increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the six months ended May 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•	Non-compensation expenses as a percentage of Net revenues was 30.4% and 26.9% for the six months ended May 31, 2018 and 2017, respectively.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Refer to Note 15, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the Tax Act and SAB 118.
The following provides a discussion of our provision for income taxes:

•
For the three and six months ended May 31, 2018, the provision for income taxes was $23.9 million and $207.4 million, respectively, equating to an effective tax rate of 19.6% and 84.8%, respectively. For the three and six months ended May 31, 2017, the provision for income taxes was $46.4 million and $56.6 million, respectively, equating to an effective tax rate of 39.9% and 23.5%, respectively.

•
The decrease in the effective tax rate for the three months ended May 31, 2018, as compared with the prior year quarter is primarily due to a lower tax rate due to the decrease in the Federal statutory tax rate from 35% to 21%. The increase in the effective tax rate during the six months ended May 31, 2018, as compared with the prior year period is primarily due to the $160.5 million provisional tax charge related to the enactment of the Tax Act recorded in the six months ended May 31, 2018, as well as net tax benefits arising from the repatriation of foreign earnings and their associated foreign tax credits from foreign subsidiaries, which occurred during last year’s first quarter. Excluding this charge, plus an unrelated net tax benefit of $10.8 million during the current six month period, which primarily resulted from the expiration of certain federal and state statutes of limitation, our adjusted annual effective tax rate would have been approximately 24.2%.

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
Goodwill
At May 31, 2018, goodwill recorded in our Consolidated Statement of Financial Condition is $1,645.5 million (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2017.
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
The carrying values of goodwill by reporting unit at May 31, 2018 are as follows: $564.9 million in Investment Banking, $160.4 million in Equities and Wealth Management, $917.2 million in Fixed Income and $3.0 million in Strategic Investments.
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
We actively monitor and evaluate our financial condition and the composition of our assets and liabilities. We continually monitor our overall securities inventory, including the inventory turnover rate, which confirms the liquidity of our overall assets. Substantially all of our financial instruments are valued on a daily basis and we monitor and employ balance sheet limits for our various businesses.
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	May 31, 2018	November 30, 2017	% Change
Total assets	$41,123.5	$39,705.7	3.6%
Cash and cash equivalents	4,579.9	5,164.5	(11.3)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	709.6	578.0	22.8%
Financial instruments owned	15,705.7	14,193.4	10.7%
Financial instruments sold, not yet purchased	8,914.9	8,171.9	9.1%
Total Level 3 assets	337.3	327.7	2.9%

Securities borrowed	$7,599.0	$7,721.8	(1.6)%
Securities purchased under agreements to resell	3,822.2	3,689.6	3.6%
Total securities borrowed and securities purchased under agreements to resell	$11,421.2	$11,411.4	0.1%

Securities loaned	$2,555.7	$2,843.9	(10.1)%
Securities sold under agreements to repurchase	8,773.5	8,660.5	1.3%
Total securities loaned and securities sold under agreements to repurchase	$11,329.2	$11,504.4	(1.5)%
Total assets at May 31, 2018 and November 30, 2017 were $41.1 billion and $39.7 billion, respectively, an increase of 3.6%. During the three and six months ended May 31, 2018, average total assets were approximately 20.4% and 19.9% higher, respectively, than total assets at May 31, 2018.
Our total Financial instruments owned inventory at May 31, 2018 was $15.7 billion, an increase of 10.7% from inventory of $14.2 billion at November 30, 2017, primarily due to increases in mortgage- and asset-backed securities and government and federal agency obligations, partially offset by a decrease in corporate debt securities. Financial instruments sold, not yet purchased inventory was $8.9 billion and $8.2 billion at May 31, 2018 and November 30, 2017, respectively, with the increase primarily driven by sovereign obligations, government and federal agency obligations and derivative contracts inventory. Our overall net inventory position was $6.8 billion and $6.0 billion at May 31, 2018 and November 30, 2017, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.1% at May 31, 2018 from 2.3% at November 30, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell remained flat from November 30, 2017 to May 31, 2018, primarily due to an increase in firm financing of our short inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book activity. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 1.5% from November 30, 2017 to May 31, 2018, primarily due to a decrease in our matched book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2018 were 32.8% and 31.2% higher, respectively, than the May 31, 2018 balances. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2018 were 36.8% and 37.5% higher, respectively, than the May 31, 2018 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2018	Year Ended November 30, 2017
Securities Purchased Under Agreements to Resell:
Period end	$3,822	$3,690
Month end average	5,470	6,195
Maximum month end	7,593	7,814
Securities Sold Under Agreements to Repurchase:
Period end	$8,774	$8,661
Month end average	12,735	11,273
Maximum month end	15,579	13,679
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		May 31, 2018	November 30, 2017
Total assets		$41,123,471	$39,705,691

Total equity		$5,543,631	$5,759,559

Total Jefferies Group LLC member’s equity		$5,542,881	$5,758,822
Deduct:	Goodwill and intangible assets	(1,834,922)	(1,842,882)
Tangible Jefferies Group LLC member’s equity		$3,707,959	$3,915,940

Leverage ratio (1)		7.4	6.9
Tangible gross leverage ratio (2)		10.6	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.0 billion at May 31, 2018 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2018, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
As a result of the Tax Cuts and Jobs Act enacted in December 2017, we incurred a one-time charge which was paid on April 30, 2018 to Jefferies under our tax sharing agreement of approximately $52.0 million due to the tax on the deemed repatriation of undistributed foreign earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2018	Average Balance Quarter ended May 31, 2018 (1)	November 30, 2017
Cash and cash equivalents:
Cash in banks	$2,191,141	$2,362,348	$2,244,207
Money market investments	2,388,790	1,473,341	2,920,285
Total cash and cash equivalents	4,579,931	3,835,689	5,164,492
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	940,374	914,819	1,031,252
Other (3)	360,842	492,922	513,293
Total other sources	1,301,216	1,407,741	1,544,545
Total cash and cash equivalents and other liquidity sources	$5,881,147	$5,243,430	$6,709,037
Total cash and cash equivalents and other liquidity sources as % of Total assets	14.3%		16.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	15.0%		17.7%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2018, we had the ability to readily obtain repurchase financing for 79.9% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2018 and November 30, 2017 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	May 31, 2018		November 30, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,644,030	$218,548	$1,718,617	$272,380
Corporate debt securities	2,643,298	127,353	2,475,291	57,290
U.S. government, agency and municipal securities	2,752,626	150,705	1,954,697	185,481
Other sovereign obligations	2,326,809	804,334	2,050,942	996,421
Agency mortgage-backed securities (1)	2,921,338	—	1,742,977	—
Loans and other receivables	261,127	—	243,664	—
Total	$12,549,228	$1,300,940	$10,186,188	$1,511,572

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
Average liquid financial instruments were $14.2 billion and $14.3 billion for the three and six months ended May 31, 2018, respectively, and $11.8 billion and $11.9 billion for the three and twelve months ended November 30, 2017, respectively. Average unencumbered liquid financial instruments were $1.4 billion and $1.5 billion for the three and six months ended May 31, 2018, respectively, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2017, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 66.4% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at May 31, 2018.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $506.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $584.7 million and $536.9 million for the three and six months ended May 31, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facility:

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the six months ended May 31, 2018, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2018, the outstanding notes were $968.8 million and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$152.5 million	July 15, 2019
2017-2 (1) (3)	July 27, 2017	$101.3 million	July 24, 2018
2017-3 (1)	August 15, 2017	$75.0 million	July 24, 2018
2017-4 (1) (3)	September 7, 2017	$75.0 million	August 24, 2018
2017-5 (1) (3)	September 15, 2017	$50.0 million	August 24, 2018
2017-6 (1) (4)	October 13, 2017	$60.0 million	November 26, 2018
2017-7 (1) (4)	October 20, 2017	$100.0 million	November 26, 2018
2018-1 (1) (4)	February 12, 2018	$80.0 million	April 24, 2019
2018-2 (1)	March 29, 2018	$150.0 million	March 24, 2019
2018-3 (1)	May 11, 2018	$75.0 million	July 24, 2019
2018-CL1 (1)	May 29, 2018	$50.0 million	July 15, 2019

(1)	These notes bear interest at a spread over the one month London Interbank Offered Rate (“LIBOR”).

(2)	This note is redeemable at the option of the noteholders.

(3)	These notes are redeemable at our option and at the option of the noteholders.

(4)	These notes are redeemable at our option.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At May 31, 2018 and November 30, 2017, we had total long-term capital of $12.0 billion and $11.2 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.16:1 and 0.94:1, respectively. Our total long-term capital base at May 31, 2018 and November 30, 2017 was as follows (in thousands):

	May 31, 2018	November 30, 2017
Long-Term Debt (1)	$6,427,688	$5,402,590
Total Equity	5,543,631	5,759,559
Total Long-Term Capital	$11,971,319	$11,162,149

(1)
Long-term debt at May 31, 2018 excludes $5.9 million of our structured notes, as these notes mature on February 26, 2019 and $158.3 million of our outstanding borrowings under our senior secured revolving credit facility. Long-term debt at November 30, 2017 excludes $7.1 million of our structured notes, as these notes matured on May 4, 2018, $324.8 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”), as these debentures were redeemable beginning on November 1, 2017, and $682.3 million of our 5.125% senior notes, as these notes matured on April 13, 2018. The $324.8 million of our convertible debentures were redeemed on January 5, 2018. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on these notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies Financial Group Inc. (“Jefferies”), in the amount of $200.0 million, which was paid on January 31, 2018, and reduced our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive Net earnings attributable to Jefferies Group LLC (as adjusted for preceding loss quarters, if any). Our results at May 31, 2018, include a dividend payable in the amount of $18.6 million.
Long-Term Debt
During the six months ended May 31, 2018, long-term debt increased $175.1 million. This amount includes the issuance of 4.150% senior notes with a total principal amount of $1.0 billion, due 2030 on January 23, 2018. Additionally, structured notes with a total principal amount of approximately $165.6 million, net of retirements were issued during the period. Certain of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes accounted for at fair value at May 31, 2018 was $708.3 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On November 22, 2017, all of our remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption, with a redemption date of January 5, 2018, at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018 with cash on hand. For further information, see Note 12, Long-Term Debt, and Note 19, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

On May 16, 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of at $160.0 million. The borrower under the Revolving Credit Facility is Jefferies Leveraged Credit Products, LLC, with a guarantee from Jefferies Group LLC. At May 31, 2018, borrowings under the Revolving Credit Facility amounted to $158.3 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Credit Facility contains certain covenants that, among other things, imposes restrictions on the future indebtedness of Jefferies Leveraged Credit Products, LLC, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and requires certain of our subsidiaries to maintain specified levels of regulated capital. Throughout the period and at May 31, 2018, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At May 31, 2018, our long-term debt has a weighted average maturity of approximately 9.0 years.
Our long-term debt ratings at May 31, 2018 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings (2)	BBB	Stable

(1)	On March 20, 2018, Moody’s Investors Services reaffirmed our long-term debt rating of Baa3 and our rating outlook of stable.

(2)	On February 13, 2018, Fitch Ratings upgraded our long-term debt rating from BBB- to BBB and reaffirmed our rating outlook of stable.
At May 31, 2018, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable	Baa2	Stable
Standard and Poor’s	BBB	Stable	BBB	Stable

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)	On January 10, 2018, Moody’s Investors Services reaffirmed our long-term debt rating of Baa2 and our rating outlook of stable.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $58.6 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2017, the decrease to total Jefferies Group LLC member’s equity at May 31, 2018 is primarily attributed to dividend distributions to Jefferies and foreign currency translation adjustments, partially offset by net earnings during the six months ended May 31, 2018.
Net Capital
As a broker-dealer registered with the SEC and member firms of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At May 31, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,666,879	$1,560,669
FINRA is the designated examining authority for our U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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
In the normal course of business we engage in other off balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies; Note 4, Fair Value Disclosures; and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2018, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at May 31, 2018. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$720.3	$1,383.7	$643.3	$3,686.3	$6,433.6
Interest payment obligations on long-term debt (2)	175.7	325.4	529.6	406.0	1,574.7	3,011.4
Total	$175.7	$1,045.7	$1,913.3	$1,049.3	$5,261.0	$9,445.0

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at May 31, 2018.

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
Our average daily VaR increased to $6.78 million for the three months ended May 31, 2018 from $6.30 million for the three months ended February 28, 2018, primarily driven by higher market volatility causing an increase in equity price risk. This increase was partially offset by a decrease in interest rate risk and a lower diversification benefit.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at May 31, 2018				VaR at February 28, 2018
		Daily VaR for the Three Months Ended May 31, 2018				Daily VaR for the Three Months Ended February 28, 2018
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$4.24	$4.64	$5.76	$3.56	$4.36	$4.97	$6.82	$3.24
Equity Prices	3.31	4.82	8.05	3.25	4.70	4.23	6.23	3.08
Currency Rates	0.13	0.11	0.17	0.04	0.07	0.14	0.24	0.02
Commodity Prices	0.86	0.50	0.73	0.29	0.36	0.41	0.95	0.26
Diversification Effect (2)	(3.33)	(3.29)	N/A	N/A	(3.27)	(3.45)	N/A	N/A
Firmwide	$5.21	$6.78	$10.32	$5.21	$6.22	$6.30	$7.58	$4.76

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters:

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2018, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2018 (in thousands):

10% Sensitivity
Private investments	$16,372
Corporate debt securities in default	16,388
Trade claims	3,165
VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at May 31, 2018, which is included in other comprehensive income.
Daily Net Trading Revenue
There were nine days with trading losses out of a total of 64 trading days in the three months ended May 31, 2018. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2018 (in millions).

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
Counterparty Credit Risk and Issuer Country Exposure
Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract. We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations.
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
Current counterparty credit exposures at May 31, 2018 and November 30, 2017 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at May 31, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties decreased to 91% from 92% when compared to November 30, 2017, with a majority concentrated in North America.
When comparing our credit exposure at May 31, 2018 with credit exposure at November 30, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,303 million from $1,353 million. Counterparty credit exposure from securities and margin finance decreased by 6%, primarily driven by investment grade European banks and broker-dealers, and exposure from loans and lending decreased by 9%, while exposure from OTC derivatives increased by 6% during the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017
AAA Range	$—	$—	$3.5	$6.4	$—	$—	$3.5	$6.4	$2,391.0	$2,924.2	$2,394.5	$2,930.6
AA Range	45.0	47.7	50.6	61.3	2.5	3.8	98.1	112.8	122.1	158.6	220.2	271.4
A Range	1.0	1.2	621.3	603.0	257.3	260.6	879.6	864.8	1,861.6	1,751.9	2,741.2	2,616.7
BBB Range	0.3	0.5	160.7	232.5	48.2	28.5	209.2	261.5	26.6	152.3	235.8	413.8
BB or Lower	9.3	12.5	17.3	8.1	21.3	16.7	47.9	37.3	101.4	100.6	149.3	137.9
Unrated	64.6	70.1	—	—	—	—	64.6	70.1	77.2	76.9	141.8	147.0
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,579.9	$5,164.5	$5,882.8	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017
Asia/Latin America/Other	$—	$3.0	$40.5	$45.8	$0.2	$0.3	$40.7	$49.1	$242.2	$280.7	$282.9	$329.8
Europe	0.5	1.0	361.5	403.5	56.9	54.0	418.9	458.5	290.8	540.0	709.7	998.5
North America	119.7	128.0	451.4	462.0	272.2	255.3	843.3	845.3	4,046.9	4,343.8	4,890.2	5,189.1
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,579.9	$5,164.5	$5,882.8	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017	May 31, 2018	November 30, 2017
Asset Managers	$—	$—	$6.7	$15.9	$0.3	$7.1	$7.0	$23.0	$2,438.8	$2,920.3	$2,445.8	$2,943.3
Banks, Broker-dealers	0.8	1.7	565.4	620.8	307.3	282.6	873.5	905.1	2,141.1	2,244.2	3,014.6	3,149.3
Corporates	99.8	87.5	—	—	12.8	14.7	112.6	102.2	—	—	112.6	102.2
Other	19.6	42.8	281.3	274.6	8.9	5.2	309.8	322.6	—	—	309.8	322.6
Total	$120.2	$132.0	$853.4	$911.3	$329.3	$309.6	$1,302.9	$1,352.9	$4,579.9	$5,164.5	$5,882.8	$6,517.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at May 31, 2018 and November 30, 2017 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$173.1	$(469.7)	$656.4	$—	$84.1	$2.2	$89.3	$446.1	$535.4
United Kingdom	444.6	(246.6)	(37.9)	0.5	67.8	50.1	49.2	278.5	327.7
Canada	109.1	(61.1)	(80.9)	—	2.4	229.2	7.9	198.7	206.6
Japan	53.2	(32.4)	—	—	20.1	—	126.1	40.9	167.0
Belgium	130.3	(101.3)	—	—	—	—	104.0	29.0	133.0
Italy	1,167.5	(998.8)	(36.8)	—	—	0.5	—	132.4	132.4
Austria	175.5	(54.7)	—	—	—	—	—	120.8	120.8
Switzerland	101.8	(29.7)	—	—	25.6	2.7	3.7	100.4	104.1
Brazil	161.6	(58.8)	(0.2)	—	—	—	0.2	102.6	102.8
Finland	84.0	(12.5)	—	—	—	—	0.6	71.5	72.1
Total	$2,600.7	$(2,065.6)	$500.6	$0.5	$200.0	$284.7	$381.0	$1,520.9	$1,901.9

	November 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2
Our net issuer and counterparty risk exposure to Puerto Rico of $16.6 million at May 31, 2018 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.1 billion in debt on a voluntary basis. At May 31, 2018, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2018 and November 30, 2017; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Equity for the six months ended May 31, 2018 and for the year ended November 30, 2017; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 9, 2018	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)