Form 10-Q
period 2018-08-31
Jefferies Group LLC
filed 2018-10-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2018	November 30, 2017
ASSETS
Cash and cash equivalents ($1,094 and $7,514 at August 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	$4,812,564	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	913,456	578,014
Financial instruments owned, at fair value, (including securities pledged of $12,868,364 and $10,842,051 at August 31, 2018 and November 30, 2017, respectively; and $381 and $38,044 at August 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	15,195,619	14,193,352
Loans to and investments in related parties	758,807	682,790
Securities borrowed	7,369,908	7,721,803
Securities purchased under agreements to resell	3,659,059	3,689,559
Securities received as collateral	—	103
Receivables:
Brokers, dealers and clearing organizations	2,524,122	2,514,838
Customers	1,951,807	1,563,758
Fees, interest and other ($0 and $197 at August 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	308,855	381,231
Premises and equipment	298,982	297,750
Goodwill	1,643,058	1,647,089
Other assets ($2 at both August 31, 2018 and November 30, 2017, related to consolidated VIEs)	1,136,236	1,270,912
Total assets	$40,572,473	$39,705,691
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $23,324 at fair value at August 31, 2018 and November 30, 2017, respectively)	$382,006	$436,215
Financial instruments sold, not yet purchased, at fair value	8,128,200	8,171,929
Collateralized financings:
Securities loaned	2,531,504	2,843,911
Securities sold under agreements to repurchase	9,864,483	8,660,511
Other secured financings (includes $1,004,822 and $722,108 at August 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	1,004,822	722,108
Obligation to return securities received as collateral	—	103
Payables:
Brokers, dealers and clearing organizations	1,938,308	2,226,768
Customers	3,187,580	2,664,023
Accrued expenses and other liabilities ($890 and $1,391 at August 31, 2018 and November 30, 2017, respectively, related to consolidated VIEs)	1,403,568	1,803,720
Long-term debt (includes $709,557 and $606,956 at fair value at August 31, 2018 and November 30, 2017, respectively)	6,574,866	6,416,844
Total liabilities	35,015,337	33,946,132
EQUITY
Member’s paid-in capital	5,745,719	5,895,601
Accumulated other comprehensive loss:
Currency translation adjustments	(174,626)	(98,909)
Changes in instrument specific credit risk	(18,917)	(27,888)
Cash flow hedges	446	(936)
Additional minimum pension liability	(4,548)	(9,046)
Total accumulated other comprehensive loss	(197,645)	(136,779)
Total Jefferies Group LLC member’s equity	5,548,074	5,758,822
Noncontrolling interests	9,062	737
Total equity	5,557,136	5,759,559
Total liabilities and equity	$40,572,473	$39,705,691
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues:
Commissions and other fees	$155,539	$139,082	$461,545	$437,547
Principal transactions	143,308	186,408	498,583	688,568
Investment banking	465,326	475,702	1,405,614	1,235,586
Asset management fees	5,184	4,272	16,130	16,368
Interest	305,347	230,496	870,490	660,323
Other	13,581	12,371	79,327	58,691
Total revenues	1,088,285	1,048,331	3,331,689	3,097,083
Interest expense	310,670	247,639	910,271	721,584
Net revenues	777,615	800,692	2,421,418	2,375,499
Non-interest expenses:
Compensation and benefits	428,033	462,933	1,327,760	1,373,627
Non-compensation expenses:
Floor brokerage and clearing fees	45,745	44,869	135,808	138,221
Underwriting costs	20,528	—	47,832	—
Technology and communications	76,877	72,440	222,335	205,425
Occupancy and equipment rental	25,559	27,736	75,143	77,145
Business development	39,733	23,125	124,233	72,223
Professional services	35,316	25,007	101,715	83,544
Other	18,723	22,318	54,888	62,670
Total non-compensation expenses	262,481	215,495	761,954	639,228
Total non-interest expenses	690,514	678,428	2,089,714	2,012,855
Earnings before income taxes	87,101	122,264	331,704	362,644
Income tax expense	26,923	38,439	234,337	95,009
Net earnings	60,178	83,825	97,367	267,635
Net earnings (loss) attributable to noncontrolling interests	(4)	10	(1)	50
Net earnings attributable to Jefferies Group LLC	$60,182	$83,815	$97,368	$267,585
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net earnings	$60,178	$83,825	$97,367	$267,635
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	(26,050)	3,830	(71,219)	27,182
Changes in instrument specific credit risk (2)	1,067	3,508	8,971	(8,870)
Cash flow hedges (3)	85	(1,585)	1,382	(1,585)
Total other comprehensive income (loss), net of tax (4)	(24,898)	5,753	(60,866)	16,727
Comprehensive income	35,280	89,578	36,501	284,362
Net earnings (loss) attributable to noncontrolling interests	(4)	10	(1)	50
Comprehensive income attributable to Jefferies Group LLC	$35,284	$89,568	$36,502	$284,312

(1)
The amounts during the nine months ended August 31, 2018 include $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and ($0.8) million related to the Tax Cuts and Jobs Act (the “Tax Act”), which was reclassified to Member’s paid-in capital and a gain of $20.5 million related to foreign currency gains, which was reclassified to Other income within the Consolidated Statements of Earnings. The amounts during the three and nine months ended August 31, 2018 include $2.8 million related to the impact of certain discrete items related to our non-U.S. subsidiaries planning for the Tax Act.

(2)
The amounts include income tax expense of approximately $0.3 million and $11.0 million for the three and nine months ended August 31, 2018, respectively, and income tax expense of approximately $2.1 million and income tax benefit of approximately $5.3 million for the three and nine months ended August 31, 2017, respectively. The amounts during the three and nine months ended August 31, 2018 also include a gain of $0.1 million and $0.4 million, net of taxes of $0.1 million, respectively, related to changes in instrument specific credit risk, which was reclassified to Principal transaction revenues within the Consolidated Statements of Earnings. The amount during the nine months ended August 31, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(3)	The amount during the nine months ended August 31, 2018 includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(4)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended August 31, 2018	Year Ended November 30, 2017
Member’s paid-in capital:
Balance, beginning of period	$5,895,601	$5,538,103
Cumulative effect of the adoption of the new revenue standard, net of tax	(6,121)	—
Net earnings attributable to Jefferies Group LLC	97,368	357,498
Distribution to Jefferies Financial Group Inc.	(248,684)	—
Tax Cuts and Jobs Act adjustment	7,555	—
Balance, end of period	$5,745,719	$5,895,601
Accumulated other comprehensive income (loss), net of tax (1) (2):
Balance, beginning of period	$(136,779)	$(168,157)
Currency adjustments (3)	(75,717)	53,396
Changes in instrument specific credit risk (4)	8,971	(21,394)
Cash flow hedges (5)	1,382	(936)
Pension adjustments (6)	4,498	312
Balance, end of period	$(197,645)	$(136,779)
Total Jefferies Group LLC member’s equity	$5,548,074	$5,758,822
Noncontrolling interests:
Balance, beginning of period	$737	$651
Net earnings (loss) attributable to noncontrolling interests	(1)	86
Contributions	10	—
Consolidation of asset management entity	8,316	—
Balance, end of period	$9,062	$737
Total equity	$5,557,136	$5,759,559

(1)	The components of other comprehensive income (loss) are attributable to Jefferies Group LLC. None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.

(2)	There were no material reclassifications out of Accumulated other comprehensive income (loss) during the year ended November 30, 2017.

(3)
The amount during the nine months ended August 31, 2018 includes a gain of $20.5 million related to foreign currency gains, which was reclassified to earnings, and $2.8 million related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Act.

(4)
The amount during the nine months ended August 31, 2018 includes a gain of $0.4 million, net of taxes of $0.1 million, related to changes in instrument specific credit risk, which was reclassified to earnings, and ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(5)	The amount during the nine months ended August 31, 2018 includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(6)
The amount during the nine months ended August 31, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to earnings, and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$97,367	$267,635
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,208	1,820
Income on loans to and investments in related parties	(30,687)	(65,323)
Distributions received on investments in related parties	2,330	8,021
Other adjustments	(96,359)	91,313
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	64,890	119
Receivables:
Brokers, dealers and clearing organizations	(27,967)	(546,424)
Customers	(388,076)	(448,494)
Fees, interest and other	64,563	(31,877)
Securities borrowed	309,722	—
Financial instruments owned	(1,115,411)	(160,080)
Securities purchased under agreements to resell	(53,020)	524,937
Other assets	117,440	(50,147)
Payables:
Brokers, dealers and clearing organizations	(260,193)	(652,668)
Customers	523,611	162,387
Securities loaned	(275,629)	(68,310)
Financial instruments sold, not yet purchased	52,196	50,267
Securities sold under agreements to repurchase	1,250,575	1,668,725
Accrued expenses and other liabilities	(392,471)	209,756
Net cash provided by (used in) operating activities	(146,911)	961,657
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,918,500)	(2,916,204)
Distributions from loans to and investments in related parties	1,873,000	2,729,276
Net payments on premises and equipment	(52,699)	(53,595)
Cash received from contingent consideration	—	1,342
Consolidation of asset management entity	130	—
Net cash used in investing activities	(98,069)	(239,181)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2018	2017
Cash flows from financing activities:
Proceeds from short-term borrowings	616,283	144,174
Payments on short-term borrowings	(669,466)	(247,130)
Proceeds from issuance of long-term debt, net of issuance costs	1,321,714	1,030,027
Repayment of long-term debt	(1,025,563)	(121,957)
Dividend distribution	(218,593)	—
Net proceeds from (payments on) other secured financings	282,714	(203,036)
Net change in bank overdrafts	2,369	(5,764)
Proceeds from noncontrolling interests	10	—
Net cash provided by financing activities	309,468	596,314
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,084)	5,391
Net increase in cash, cash equivalents and restricted cash	48,404	1,324,181
Cash, cash equivalents and restricted cash at beginning of period	5,642,776	4,286,513
Cash, cash equivalents and restricted cash at end of period	$5,691,180	$5,610,694

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,001,307	$777,969
Income taxes, net	152,600	3,329
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2018	November 30, 2017
Cash and cash equivalents	$4,812,564	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	878,616	478,284
Total cash, cash equivalents and restricted cash	$5,691,180	$5,642,776
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
Changes to the Consolidated Statements of Cash Flows
In the first quarter of 2018, we made certain changes to the presentation of our Consolidated Statements of Cash Flows in order to net certain Short-term borrowings, primarily related to revolving intraday credit advances. Refer to Note 11, Short-Term Borrowings, for further information. The changes had the impact of reducing Proceeds from short-term borrowings by $25,640.4 million and increasing Payments on short-term borrowings by $25,640.4 million for the nine month period ended August 31, 2017. There was no change to the total Net cash provided by financing activities. We do not believe these changes are material to our Consolidated Statements of Cash Flows.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017.
During the nine months ended August 31, 2018, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on December 1, 2017. These revenue recognition policy updates are applied prospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Refer to Note 3, Accounting Developments, and Note 13, Revenues From Contracts With Customers, for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Internal-Use Software. In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance amends the definition of a hosting arrangement and requires that the customer in a hosting arrangement that is a service contract capitalize certain implementation costs as if the arrangement was an internal-use software project. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Defined Benefit Plans. In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective in the first quarter of fiscal 2021. We do not believe the new guidance will have a material impact on our consolidated financial statements.
Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance is effective in the first quarter of fiscal 2020. We do not believe the new guidance will have a material impact on our consolidated financial statements.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We are currently modifying our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements. The guidance allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02. We plan on adopting both lease ASUs in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening member’s equity in the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Adopted Accounting Standards
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this guidance is to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. We early adopted this guidance in the third quarter of fiscal 2018 and the adoption did not have a material impact on our consolidated financial statements.

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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted both ASUs in the first quarter of fiscal 2018. Prior periods were retrospectively adjusted to conform to the current period’s presentation. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption of ASU 2016-18, we recorded an increase of $45.9 million in Net cash used for operating activities for the nine months ended August 31, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.
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

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the three and nine months ended August 31, 2018, except as it relates to the presentation of investment banking expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

	Three Months Ended August 31, 2018			Nine Months Ended August 31, 2018
	As Reported	ASC 606 Impact	Adjusted (1)	As Reported	ASC 606 Impact	Adjusted (1)
Revenues:
Investment banking	$465,326	$36,319	$429,007	$1,405,614	$101,146	$1,304,468
Total revenues	1,088,285	36,319	1,051,966	3,331,689	101,146	3,230,543
Net revenues	777,615	36,319	741,296	2,421,418	101,146	2,320,272
Non-interest expenses:
Underwriting costs	20,528	20,528	—	47,832	47,832	—
Technology and communications	76,877	97	76,780	222,335	311	222,024
Business development	39,733	14,946	24,787	124,233	50,187	74,046
Professional services	35,316	401	34,915	101,715	1,968	99,747
Other expenses	18,723	347	18,376	54,888	848	54,040
Total non-compensation expenses	262,481	36,319	226,162	761,954	101,146	660,808
Total non-interest expenses	690,514	36,319	654,195	2,089,714	101,146	1,988,568

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $325.3 million and $215.4 million at August 31, 2018 and November 30, 2017, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,881,376	$72,569	$48,045	$—	$2,001,990
Corporate debt securities	—	2,286,852	9,651	—	2,296,503
Collateralized debt obligations and collateralized loan obligations	—	82,339	23,601	—	105,940
U.S. government and federal agency securities	2,876,669	45,889	—	—	2,922,558
Municipal securities	—	749,616	—	—	749,616
Sovereign obligations	1,319,415	666,745	—	—	1,986,160
Residential mortgage-backed securities	—	1,894,533	4,954	—	1,899,487
Commercial mortgage-backed securities	—	791,449	23,916	—	815,365
Other asset-backed securities	—	263,967	69,305	—	333,272
Loans and other receivables	—	1,455,496	48,985	—	1,504,481
Derivatives	6,644	3,496,790	3,137	(3,331,143)	175,428
Investments at fair value	—	—	79,539	—	79,539
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,084,104	$11,806,245	$311,133	$(3,331,143)	$14,870,339

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,312,412	$1,507	$413	$—	$1,314,332
Corporate debt securities	—	1,375,530	1,557	—	1,377,087
U.S. government and federal agency securities	1,127,608	—	—	—	1,127,608
Sovereign obligations	1,513,237	958,998	55	—	2,472,290
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,136,579	8,661	—	1,145,240
Derivatives	4,976	4,125,994	12,134	(3,451,531)	691,573
Total financial instruments sold, not yet purchased	$3,958,233	$7,598,608	$22,890	$(3,451,531)	$8,128,200
Long-term debt	$—	$545,927	$163,630	$—	$709,557

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Equity Warrants: Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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

•
High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 of the fair value hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.

Collateralized Debt Obligations and Collateralized Loan Obligations
Collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) are measured based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third-party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs and comparability criteria, including, but not limited to, collateral type, tranche type, rating, origination year, prepayment rates, default rates and loss severity.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Sovereign Obligations
Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations are categorized within Level 1 or Level 2 of the fair value hierarchy, primarily based on the country of issuance. Sovereign government obligations are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of these input parameters.
Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities (“RMBS”): Agency RMBS include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency RMBS are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.

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

•
Non-Agency CMBS: Non-agency CMBS are measured using pricing data obtained from external pricing services, prices observed from recently executed market transactions or based on expected cash flow models that incorporate underlying loan collateral characteristics and performance. Non-Agency CMBS are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the underlying inputs.

Other Asset-Backed Securities
Other asset-backed securities (“ABS”) include, but are not limited to, securities backed by auto loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 or Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services, broker quotes and prices observed from recently executed market transactions. In addition, recent transaction data from comparable deals is deployed to develop market clearing yields and cumulative loss assumptions. The cumulative loss assumptions are based on the analysis of the underlying collateral and comparisons to earlier deals from the same issuer to gauge the relative performance of the deal.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Loans and Other Receivables

•
Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.

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

•
Escrow and Trade Claim Receivables: Escrow and trade claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and trade claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.

Derivatives

•
Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporates constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. External prices are available as inputs in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2018
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$16,606	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	219	—	—
Fund of Funds (4)	175	—	—
Equity Funds (5)	36,702	20,209	—
Commodity Funds (6)	10,228	—	—
Multi-asset Funds (7)	261,350	—	—
Total	$325,280	$20,209

	November 30, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$33,176	$—	Monthly, Quarterly
Fixed Income and High Yield Hedge Funds (3)	417	—	—
Fund of Funds (4)	189	—	—
Equity Funds (5)	26,798	19,084	—
Multi-asset Funds (7)	154,805	—	—
Total	$215,385	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2018 and November 30, 2017, approximately 2% and 1%, respectively, of the fair value of investments in this category are classified as being in liquidation.

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

(5)
At August 31, 2018 and November 30, 2017, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in one to ten years.

(6)	This category includes investments in hedge funds that invest, long and short, primarily in commodities. Investments in this category are redeemable with 60 days prior written notice.

(7)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2018 and November 30, 2017, investments representing approximately 17% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

Other Secured Financings
Other secured financings that are accounted for at fair value include notes issued by consolidated VIEs, which are categorized within Level 2 or Level 3 of the fair value hierarchy. Fair value is based on recent transaction prices for similar assets.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, CMS (constant maturity swap), digital and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise categorized within Level 3.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2018 (in thousands):

	Three Months Ended August 31, 2018
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at August 31, 2018, changes in unrealized gains/(losses) included in:
	Balance at May 31, 2018		Purchases	Sales	Settlements	Issuances		Balance at August 31, 2018	earnings (1)	other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$42,901	$12,128	$17,652	$(23,010)	$(302)	$—	$(1,324)	$48,045	$9,468	$—
Corporate debt securities	28,066	1,057	507	(21,403)	(59)	—	1,483	9,651	(165)	—
CDOs and CLOs	30,603	567	238,281	(240,002)	(2,127)	—	(3,721)	23,601	(2,338)	—
RMBS	3,655	(66)	72	(1,597)	(1)	—	2,891	4,954	90	—
CMBS	27,239	(222)	8	—	(1,156)	—	(1,953)	23,916	(288)	—
Other ABS	55,535	(2,269)	307,358	(290,838)	(4,356)	—	3,875	69,305	(1,124)	—
Loans and other receivables	64,036	(1,353)	14,932	(23,700)	(3,453)	—	(1,477)	48,985	1,007	—
Investments at fair value	79,488	—	51	—	—	—	—	79,539	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$87	$326	$—	$—	$—	$—	$—	$413	$(326)	$—
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)	—
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)	—
CMBS	—	70	—	—	—	—	—	70	(70)	—
Loans	12,881	(148)	(4,871)	1,787	—	—	(988)	8,661	149	—
Net derivatives (2)	5,874	1,107	—	—	1,990	—	26	8,997	(2,090)	—
Long-term debt	160,626	3,004	—	—	—	—	—	163,630	(2,953)	(51)

(1)
Realized and unrealized gains/losses are primarily reported in Principal transaction revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2018
During the three months ended August 31, 2018, transfers of assets of $13.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other ABS of $3.9 million, RMBS of $2.9 million and CMBS of $2.6 million due to reduced pricing transparency.
During the three months ended August 31, 2018, transfers of assets of $13.8 million from Level 3 to Level 2 are primarily attributed to:

•	CMBS of $4.6 million, CDOs and CLOs of $3.7 million and corporate equity securities of $2.6 million due to greater pricing transparency supporting classification into Level 2.
Net gains on Level 3 assets were $9.8 million and net losses on Level 3 liabilities were $4.4 million for the three months ended August 31, 2018. Net gains on Level 3 assets were primarily due to increased market values in corporate equity securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2018 (in thousands):

	Nine Months Ended August 31, 2018
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at August 31, 2018, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2017		Purchases	Sales	Settlements	Issuances		Balance at August 31, 2018	earnings (1)	other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$30,098	$35,993	$(39,008)	$(2,082)	$—	$1,035	$48,045	$25,475	$—
Corporate debt securities	26,036	1,090	22,204	(38,553)	(2,066)	—	940	9,651	(1,738)	—
CDOs and CLOs	30,004	(2,323)	242,864	(249,691)	(5,859)	—	8,606	23,601	(5,533)	—
RMBS	26,077	(7,334)	2,018	(12,621)	(6)	—	(3,180)	4,954	316	—
CMBS	12,419	(1,236)	1,720	(548)	(5,415)	—	16,976	23,916	(2,272)	—
Other ABS	61,129	(7,528)	523,045	(495,055)	(12,281)	—	(5)	69,305	(3,307)	—
Loans and other receivables	47,304	(2,812)	104,009	(98,733)	(14,610)	—	13,827	48,985	(3,769)	—
Investments at fair value	93,454	417	2,291	(17,569)	—	—	946	79,539	(177)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$365	$—	$—	$—	$—	$—	$413	$(365)	$—
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)	—
Sovereign obligations	—	3	(598)	629	—	—	21	55	(124)	—
CMBS	105	(35)	—	—	—	—	—	70	(70)	—
Loans	3,486	(1,059)	(15,702)	19,409	—	—	2,527	8,661	1,059	—
Net derivatives (2)	6,746	(1,034)	(6)	—	2,984	296	11	8,997	(2,660)	—
Long-term debt	—	(25,078)	—	—	—	81,284	107,424	163,630	36,921	(11,843)

(1)
Realized and unrealized gains/losses are primarily reported in Principal transaction revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2018
During the nine months ended August 31, 2018, transfers of assets of $49.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CMBS of $17.0 million, loans and other receivables of $15.3 million and CDOs and CLOs of $8.7 million due to reduced pricing transparency.
During the nine months ended August 31, 2018, transfers of assets of $10.0 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $4.6 million and corporate equity securities of $2.5 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2018, there were transfers of structured notes of $107.4 million from Level 2 to Level 3 due to a decrease in market observability.
Net gains on Level 3 assets were $10.4 million and net gains on Level 3 liabilities were $26.8 million for the nine months ended August 31, 2018. Net gains on Level 3 assets were primarily due to increased market values in corporate equity securities, partially offset by decreased market values across other ABS, RMBS and certain loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2017 (in thousands):

	Three Months Ended August 31, 2017
	Balance at May 31, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2017	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$20,548	$4,344	$4	$(645)	$(55)	$—	$(2,022)	$22,174	$4,319
Corporate debt securities	24,727	(2,350)	5,901	(5,551)	(31)	—	2,319	25,015	(2,224)
CDOs and CLOs	27,255	(6,119)	52,918	(36,564)	245	—	468	38,203	(3,552)
RMBS	33,032	(263)	494	(732)	(291)	—	(11,591)	20,649	188
CMBS	16,263	(125)	—	(676)	(637)	—	2,811	17,636	(161)
Other ABS	43,349	(6,454)	5,798	(3,789)	(2,924)	—	32,966	68,946	(3,570)
Loans and other receivables	49,365	15,261	9,265	(5,854)	(8,249)	—	2,868	62,656	14,005
Investments at fair value	89,006	1,703	—	—	(292)	—	—	90,417	1,703
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$354	$107	$(369)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	522	—	—	—	—	—	—	522	—
CMBS	70	(35)	—	—	—	—	—	35	(35)
Loans	4,967	(3,071)	—	333	—	—	1,056	3,285	3,018
Net derivatives (2)	3,022	(2,980)	—	—	5,040	—	—	5,082	(2,474)

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2017 (in thousands):

	Nine Months Ended August 31, 2017
	Balance at November 30, 2016	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2017	Change in unrealized gains/ (losses) relating to instruments still held at August 31, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$3,416	$945	$(1,502)	$(356)	$—	$(2,068)	$22,174	$2,689
Corporate debt securities	25,005	(3,280)	19,610	(18,364)	(1,724)	—	3,768	25,015	(3,424)
CDOs and CLOs	54,354	(13,902)	65,523	(72,122)	239	—	4,111	38,203	(3,685)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(1,446)	113,391	(125,731)	(572)	—	(3,765)	20,649	(2,005)
CMBS	20,580	(1,180)	2,033	(5,199)	(985)	—	2,387	17,636	(952)
Other ABS	40,911	(15,338)	67,611	(4,121)	(16,891)	—	(3,226)	68,946	(8,872)
Loans and other receivables	81,872	27,709	84,342	(83,791)	(23,241)	—	(24,235)	62,656	16,294
Investments at fair value	96,369	4,698	300	(10,119)	(831)	—	—	90,417	6,721
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$134	$(355)	$27	$—	$—	$—	$119	$(92)
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	35	—	—	—	—	—	35	(35)
Loans	378	1,604	(364)	333	—	—	1,334	3,285	(1,583)
Net derivatives (2)	3,441	(2,854)	—	—	5,162	404	(1,071)	5,082	(2,333)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transaction revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2018 and November 30, 2017
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2018
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$41,038
Non-exchange-traded securities		Market approach	Price	$3-$75	$25
			Underlying stock price	$1-$11	$9
Corporate debt securities	$9,651	Market approach	Discount rate/yield	19%	—
			Estimated recovery percentage	46%	—
			Price	$10	—
			Comparable asset price	$101	—
CDOs and CLOs	$23,601	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	1%-2%	2%
			Loss severity	30%	—
			Discount rate/yield	5%-41%	16%
		Scenario analysis	Estimated recovery percentage	2%	—
RMBS	$4,954	Discounted cash flows	Cumulative loss rate	23%	—
			Duration (years)	15	—
			Discount rate/yield	9%	—
		Market approach	Price	$100	—
CMBS	$23,916	Discounted cash flows	Cumulative loss rate	8%-84%	33%
			Duration (years)	0-3	1
			Discount rate/yield	3%-38%	12%
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—
Other ABS	$69,305	Discounted cash flows	Cumulative loss rate	0%-29%	18%
			Duration (years)	1-5	2
			Discount rate/yield	5%-12%	7%
		Market approach	Price	$100	—
Loans and other receivables	$48,985	Market approach	Estimated recovery percentage	0%	—
			Price	$50-$100	$95
		Scenario analysis	Estimated recovery percentage	57%-107%	88%
Derivatives	$3,137
Total return swaps		Market approach	Price	$100	—
Investments at fair value	$79,539
Private equity securities		Market approach	Price	$3-$250	$105
Financial Instruments Sold, Not Yet Purchased:
Corporate debt securities	$1,557	Market approach	Estimated recovery percentage	53%	—
Loans	$8,661	Market approach	Estimated recovery percentage	0%	—
			Price	$50	—
Derivatives	$12,134
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$95-$100	$97
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	30%	—
			Discount rate/yield	41%	—
Long-term debt
Structured notes	$163,630	Market approach	Price	$70-$100	$80
			Price	€80-€112	€ 96

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2018 and November 30, 2017, asset exclusions consisted of $7.0 million and $21.1 million, respectively, primarily comprised of private equity securities, non-exchange-traded securities and loans and other receivables. At August 31, 2018 and November 30, 2017, liability exclusions consisted of $0.5 million and $4.2 million, respectively, of loans, CMBS, sovereign obligations and corporate debt and equity securities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Uncertainty of Fair Value Measurement From Use of Significant Unobservable Inputs
For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the uncertainty of the fair value measurement due to the use of significant unobservable inputs and interrelationships between those unobservable inputs (if any) are described below:

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

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, RMBS, other ABS, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, unfunded commitments, total return swaps, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the bond discount rate/yield would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the comparable asset price of the corporate debt securities in isolation would result in a significantly higher (lower) fair value measurement.

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
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Financial instruments owned:
Loans and other receivables	$14,002	$24,846	$7,495	$27,715
Financial instruments sold:
Loans	$(2,708)	$3,436	$(2,467)	$(7,286)
Loan commitments	(1,695)	82	(1,964)	229
Long-term debt:
Changes in instrument specific credit risk (1)	$1,401	$5,638	$19,986	$(14,141)
Other changes in fair value (2)	(6,842)	(1,854)	33,626	2,786
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$19	$—	$1
Other changes in fair value (2)	—	(2,570)	—	(37)

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	August 31, 2018	November 30, 2017
Financial instruments owned:
Loans and other receivables (1)	$896,470	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	167,355	159,462
Long-term debt and short-term borrowings	89,345	32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $33.7 million and $38.7 million at August 31, 2018 and November 30, 2017, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $77.0 million and $55.1 million at August 31, 2018 and November 30, 2017, respectively, which includes loans and other receivables 90 days or greater past due of $25.6 million and $37.4 million at August 31, 2018 and November 30, 2017, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $99.7 million at August 31, 2018 and November 30, 2017, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at August 31, 2018 and November 30, 2017 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	August 31, 2018 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$30,018	1
Total derivatives designated as accounting hedges	—		30,018

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,047	17,218	12	35,304
Cleared OTC	411,969	2,116	405,580	2,325
Bilateral OTC	353,217	1,533	486,970	702
Foreign exchange contracts:
Exchange-traded	232	2,073	127	901
Bilateral OTC	234,331	6,488	223,397	6,580
Equity contracts:
Exchange-traded	2,332,241	1,765,239	2,718,615	1,632,359
Bilateral OTC	150,206	2,610	259,262	5,266
Commodity contracts:
Exchange-traded	17	1,218	89	1,366
Credit contracts:
Cleared OTC	15,076	13	5,166	16
Bilateral OTC	8,235	123	13,868	54
Total derivatives not designated as accounting hedges	3,506,571		4,113,086
Total gross derivative assets/ liabilities:
Exchange-traded	2,333,537		2,718,843
Cleared OTC	427,045		440,764
Bilateral OTC	745,989		983,497
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(2,248,951)		(2,248,951)
Cleared OTC	(405,840)		(425,242)
Bilateral OTC	(676,352)		(777,338)
Net amounts per Consolidated Statements of Financial Condition (4)	$175,428		$691,573

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2018	2017	2018	2017
Interest rate swaps	$(1,161)	$6,217	$(22,363)	$13,960
Long-term debt	1,221	(4,680)	24,055	(9,570)
Total	$60	$1,537	$1,692	$4,390
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenue in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2018	2017	2018	2017
Interest rate contracts	$13,951	$(6,432)	$36,053	$2,605
Foreign exchange contracts	(4,421)	1,028	6,207	4,135
Equity contracts	1,807	(106,425)	(215,232)	(275,124)
Commodity contracts	281	1,508	3,025	(5,398)
Credit contracts	620	311	3,026	11,218
Total	$12,238	$(110,010)	$(166,921)	$(262,564)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$10,226	$8,071	$2,195	$—	$20,492
Credit default swaps	82	17,846	—	(11)	17,917
Total return swaps	46,036	29,910	—	(4,334)	71,612
Foreign currency forwards, swaps and options	42,326	22,130	—	(9,550)	54,906
Fixed income forwards	2,113	—	—	—	2,113
Interest rate swaps, options and forwards	13,104	96,631	95,973	(91,673)	114,035
Total	$113,887	$174,588	$98,168	$(105,568)	281,075
Cross product counterparty netting					(32,615)
Total OTC derivative assets included in Financial instruments owned					$248,460

(1)	At August 31, 2018, we held exchange-traded derivative assets and other credit agreements with a fair value of $85.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2018, cash collateral received was $158.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$15,125	$92,491	$13,048	$—	$120,664
Credit default swaps	17	10,374	—	(11)	10,380
Total return swaps	67,526	19,806	—	(4,334)	82,998
Foreign currency forwards, swaps and options	36,176	17,496	—	(9,550)	44,122
Fixed income forwards	685	—	—	—	685
Interest rate swaps, options and forwards	16,388	148,685	198,569	(91,673)	271,969
Total	$135,917	$288,852	$211,617	$(105,568)	530,818
Cross product counterparty netting					(32,615)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$498,203

(1)	At August 31, 2018, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $472.0 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2018, cash collateral pledged was $278.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at August 31, 2018 (in thousands):

Counterparty credit quality (1):
A- or higher	$135,060
BBB- to BBB+	20,490
BB+ or lower	74,097
Unrated	18,813
Total	$248,460

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2018
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$15.0	$—	$18.0
Single name credit default swaps	32.5	34.8	2.9	70.2

	November 30, 2017
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$46.0	$49.0
Single name credit default swaps	129.1	89.1	218.2
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

	August 31, 2018	November 30, 2017
Derivative instrument liabilities with credit-risk-related contingent features	$106.3	$95.1
Collateral posted	(59.3)	(86.4)
Collateral received	129.7	5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	176.6	14.3

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
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in the Consolidated Statements of Financial Condition. At August 31, 2018 and November 30, 2017, $0 and $103,000, respectively, were reported as Securities received as collateral and as Obligation to return securities received as collateral.
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	August 31, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Cash	$—	$4,361	$4,361
Corporate equity securities	2,214,433	490,609	2,705,042
Corporate debt securities	315,718	1,496,127	1,811,845
Mortgage- and asset-backed securities	—	2,667,439	2,667,439
U.S. government and federal agency securities	1,353	10,124,642	10,125,995
Municipal securities	—	582,699	582,699
Sovereign obligations	—	1,955,879	1,955,879
Loans and other receivables	—	517,703	517,703
Total	$2,531,504	$17,839,459	$20,370,963

	November 30, 2017
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$2,353,798	$214,413	$—	$2,568,211
Corporate debt securities	470,908	2,336,702	—	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	—	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	—	11,811,739
Municipal securities	—	444,861	—	444,861
Sovereign obligations	—	2,023,530	103	2,023,633
Loans and other receivables	—	454,941	—	454,941
Total	$2,843,911	$19,829,249	$103	$22,673,263

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	August 31, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,354,136	$—	$847,577	$329,791	$2,531,504
Repurchase agreements	8,122,962	2,733,400	4,342,923	2,640,174	17,839,459
Total	$9,477,098	$2,733,400	$5,190,500	$2,969,965	$20,370,963

	November 30, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Obligation to return securities received as collateral	103	—	—	—	103
Total	$12,457,517	$4,058,228	$3,953,435	$2,204,083	$22,673,263
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2018 and November 30, 2017, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.2 billion and $27.1 billion, respectively. At August 31, 2018 and November 30, 2017, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,369,908	$—	$7,369,908	$(529,662)	$(1,088,612)	$5,751,634
Reverse repurchase agreements	11,634,035	(7,974,976)	3,659,059	(187,426)	(3,441,009)	30,624
Liabilities:
Securities lending arrangements	$2,531,504	$—	$2,531,504	$(529,662)	$(1,977,558)	$24,284
Repurchase agreements	17,839,459	(7,974,976)	9,864,483	(187,426)	(8,632,482)	1,044,575

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

(3)
Amounts include $5,717.1 million of securities borrowing arrangements, for which we have received securities collateral of $5,544.1 million, and $1,019.6 million of repurchase agreements, for which we have pledged securities collateral of $1,054.1 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $913.5 million and $578.0 million at August 31, 2018 and November 30, 2017, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Transferred assets	$1,865.5	$1,009.1	$5,665.9	$2,677.7
Proceeds on new securitizations	1,866.2	1,017.2	5,668.6	2,703.3
Cash flows received on retained interests	17.2	8.7	35.7	22.7
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2018 and November 30, 2017.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2018		November 30, 2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$13,306.0	$192.7	$6,383.5	$28.2
U.S. government agency CMBS	2,101.5	276.1	2,075.7	81.4
CLOs	3,442.3	26.4	3,957.8	20.3
Consumer and other loans	648.9	53.0	247.6	47.8
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

•	Purchases of securities in connection with our trading and secondary market-making activities;

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2018 and November 30, 2017 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2018		November 30, 2017
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$1.1	$6.5	$1.1
Financial instruments owned	—	0.4	37.6	0.4
Securities purchased under agreements to resell (1)	1,043.4	—	729.3	—
Fees, interest and other receivables	—	—	0.2	—
Total assets	$1,043.4	$1.5	$773.6	$1.5
Other secured financings (2)	$1,042.5	$—	$766.2	$—
Other liabilities	0.9	0.2	5.9	0.2
Total liabilities	$1,043.4	$0.2	$772.1	$0.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $37.7 million and $44.1 million of the secured financing represents an amount held by us in inventory and is eliminated in consolidation at August 31, 2018 and November 30, 2017, respectively.

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
We were previously the primary beneficiary of a securitization vehicle associated with our financing of small business loans. In the creation of the securitization vehicle, we were involved in the decisions made during the establishment and design of the entity and held variable interests consisting of the securities retained that could potentially be significant. The assets of the VIE consisted of small business loans, which were available for the benefit of the vehicles’ beneficial interest holders. The creditors of the VIE did not have recourse to our general credit and the assets of the VIE were not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$53.9	$0.7	$780.9	$3,155.3
Consumer loan vehicles	323.5	—	602.4	3,441.8
Related party private equity vehicles	34.1	—	52.0	107.2
Other private investment vehicles	50.1	—	53.4	3,179.9
Total	$461.6	$0.7	$1,488.7	$9,884.2

	November 30, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.5	$8.9	$1,020.5	$5,210.4
Consumer loan vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other private investment vehicles	48.0	—	48.7	2,938.4
Total	$490.0	$8.9	$1,874.4	$10,546.5
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
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At August 31, 2018 and November 30, 2017, our total equity commitment in the JCP Entities was $139.3 million and $148.1 million, respectively, of which $121.3 million and $126.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $34.1 million and $23.7 million at August 31, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Private Investment Vehicles. At August 31, 2018 and November 30, 2017, we had equity commitments to invest $65.3 million and $61.8 million, respectively, in various other private investment vehicles, of which $62.0 million and $61.0 million was funded, respectively. The carrying value of our equity investments was $50.1 million and $48.0 million at August 31, 2018 and November 30, 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These private investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
Mortgage- and Other Asset-Backed Securitization Vehicles. In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned in our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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
At August 31, 2018 and November 30, 2017, we held $2,622.2 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $156.6 million and $253.2 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, underwriting, placement and structuring activities and resecuritization activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

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
At August 31, 2018, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At August 31, 2018, we had funded $706.5 million of our $750.0 million commitment, leaving $43.5 million unfunded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2018. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party. At August 31, 2018, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Interest income	$—	$0.2	$1.2	$2.5
Unfunded commitment fees	0.3	0.3	0.8	0.8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2018	November 30, 2017
Our total equity balance	$706.5	$636.2

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net earnings	$38.0	$40.8	$140.7	$133.5
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Origination and syndication fee revenues (1)	$71.1	$104.2	$282.1	$243.5
Origination fee expenses (1)	12.1	—	45.5	2.5
CLO placement fee revenues (2)	0.4	0.8	3.1	4.7
Derivative losses (3)	(0.3)	(0.2)	(0.9)	(0.6)
Underwriting fees (4)	—	—	0.3	—
Service fees (5)	13.3	7.9	48.3	37.4

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At August 31, 2018 and November 30, 2017, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned. At November 30, 2016, we provided a guarantee whereby we were required to make certain payments to a CLO in the event that Jefferies Finance was unable to meet its obligations to the CLO, which was terminated in October 2017.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $36.3 million and $20.5 million at August 31, 2018 and November 30, 2017, respectively. Payables from Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $14.1 million at August 31, 2018.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.2 million recorded in Payables—brokers, dealers and clearing organizations and $1.5 million recorded in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition at August 31, 2018 and November 30, 2017, respectively.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $30.0 million and $19.6 million at August 31, 2018 and November 30, 2017, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net gains (losses) from our investments in JCP Fund V	$0.3	$(1.2)	$10.1	$(9.1)
At August 31, 2018 and November 30, 2017, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2018 and November 30, 2017, our unfunded commitment relating to JCP Fund V was $9.7 million and $10.1 million, respectively.
The following is a summary of the Net increase (decrease) in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% and 35.2% of the combined equity interests at August 31, 2018 and November 30, 2017, respectively (in thousands):

	Three Months Ended
	June 30, 2018 (1)	March 31, 2018 (1)	December 31, 2017 (1)	June 30, 2017 (1)	March 31, 2017 (1)	December 31, 2016 (1)
Net increase (decrease) in net assets resulting from operations	$1,663	$8,463	$19,712	$(552)	$(19,552)	$(2,294)

(1)	Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2018 and 2017 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At August 31, 2018 and November 30, 2017, we owned approximately 21.1% of the outstanding common stock of Epic Gas.
The following is a summary of selected financial information for Epic Gas (in millions):

	August 31, 2018	November 30, 2017
Our investment in Epic Gas (1)	$21.2	$22.2

	Three Months Ended
	June 30, 2018 (2)	March 31, 2018 (2)	December 31, 2017 (2)	June 30, 2017 (2)	March 31, 2017 (2)	December 31, 2016 (2)
Net losses	$(2.3)	$(2.7)	$(16.4)	$(5.4)	$(3.4)	$(15.9)

(1)	Included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.

(2)	Financial information for Epic Gas in our results of operations for the three and nine months ended August 31, 2018 and 2017 is included based on the presented periods.
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
The net earnings of Jefferies LoanCore were $3.8 million and $12.4 million for the three and nine months ended August 31, 2017, respectively, and were recognized in Other revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

KCG
Our investment in KCG was sold on July 20, 2017. The change in the fair value of our investment in KCG was a net gain of $2.2 million and $93.4 million for the three and nine months ended August 31, 2017, respectively, and was included in Principal transaction revenues in our Consolidated Statements of Earnings. We had elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy. For the three months ended March 31, 2017 and December 31, 2016, KCG reported net earnings of $3.2 million and $196.2 million, respectively.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2018	November 30, 2017
Capital Markets	$1,640,058	$1,644,089
Asset Management	3,000	3,000
Total goodwill	$1,643,058	$1,647,089
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2018 (in thousands):

Balance at November 30, 2017	$1,647,089
Translation adjustments	(4,031)
Balance at August 31, 2018	$1,643,058
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporate price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2018.
Our annual goodwill impairment testing at August 1, 2018 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2018, goodwill allocated to these reporting units is $1,640.1 million of total goodwill of $1,643.1 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2018 and November 30, 2017 (dollars in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2018				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,763	$—	$(56,923)	$68,840	10.7
Trade name	128,617	—	(20,211)	108,406	29.5
Exchange and clearing organization membership interests and registrations	8,484	(9)	—	8,475	N/A
Total	$262,864	$(9)	$(77,134)	$185,721

	November 30, 2017			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,412	$(50,983)	$75,429	11.3
Trade name	129,370	(17,557)	111,813	30.3
Exchange and clearing organization membership interests and registrations	8,551	—	8,551	N/A
Total	$264,333	$(68,540)	$195,793
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2018. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment, we recognized an impairment loss of $9,000 on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.0 million for both the three and nine months ended August 31, 2018 and 2017, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2018	$3,049
Year ending November 30, 2019	12,198
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	12,198

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2018 and November 30, 2017 include the following and mature in one year or less (in thousands):

	August 31, 2018	November 30, 2017
Bank loans (1)	$324,021	$304,651
Floating rate puttable notes	57,985	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$382,006	$436,215

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)	Bank loans include loans entered into, pursuant to a Master Loan Agreement, between the Bank of New York Mellon and us.
At August 31, 2018, the weighted average interest rate on short-term borrowings outstanding is 3.39% per annum. Average daily short-term borrowings outstanding were $422.9 million and $498.6 million for the three and nine months ended August 31, 2018, respectively, $436.7 million and $474.2 million for the three and nine months ended August 31, 2017, respectively.
During the nine months ended August 31, 2018, we issued equity-linked notes with a principal amount of $70.5 million, which matured on July 12, 2018. In addition, during the nine months ended August 31, 2018, our floating rate puttable notes with principal amounts of €30.0 million and €11.0 million matured on April 8, 2018 and May 3, 2018, respectively and our equity-linked notes with a principal amount of $23.3 million matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information.
During the nine months ended August 31, 2017, we issued equity-linked notes with principal amounts of $30.6 million, which matured on July 18, 2017, and $4.2 million, which matured on September 20, 2017. See Note 4, Fair Value Disclosures, for further information.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the nine months ended August 31, 2018, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	August 31, 2018	November 30, 2017
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	—%	$—	$682,338
8.500% Senior Notes	July 15, 2019	3.99%	707,072	728,872
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	578,896	593,334
6.875% Senior Notes	April 15, 2021	4.40%	795,967	808,157
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,332	4,389
5.125% Senior Notes	January 20, 2023	4.55%	613,634	615,703
4.850% Senior Notes (1)	January 15, 2027	4.93%	712,667	736,357
6.450% Senior Debentures	June 8, 2027	5.46%	374,211	375,794
3.875% Convertible Senior Debentures (2)	November 1, 2029	—%	—	324,779
4.150% Senior Notes	January 23, 2030	4.26%	987,576	—
6.250% Senior Debentures	January 15, 2036	6.03%	511,758	512,040
6.500% Senior Notes	January 20, 2043	6.09%	420,718	420,990
Structured notes (3)	Various	Various	709,557	614,091
Total unsecured long-term debt			6,416,388	6,416,844
Secured long-term debt
Revolving Credit Facility			158,478	—
Total long-term debt			$6,574,866	$6,416,844

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a gain of $24.1 million and a loss of $9.6 million in the nine months ended August 31, 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transaction revenues in our Consolidated Statements of Earnings, was not material for the three and nine months ended August 31, 2017.

(3)
The carrying value includes $709.6 million and $607.0 million of notes carried at fair value at August 31, 2018 and November 30, 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. A weighted average coupon rate is not meaningful, as substantially all of the structured notes are carried at fair value.

During the nine months ended August 31, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $162.6 million, net of retirements, were issued during the period. During the nine months ended August 31, 2017, we issued senior notes with a total principal amount of $641.0 million, net of retirements, and structured notes with a total principal amount of approximately $287.5 million, net of retirements.
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
On May 16, 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $160.0 million. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of our subsidiaries and its’ minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At August 31, 2018, we were in compliance with debt covenants under the Revolving Credit Facility.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended August 31, 2018	Nine Months Ended August 31, 2018
Revenues from contracts with customers:
Commissions and other fees	$155,539	$461,545
Investment banking	465,326	1,405,614
Asset management fees	5,184	16,130
Other	7,161	20,649
Total revenue from contracts with customers	633,210	1,903,938
Other sources of revenue:
Principal transactions	143,308	498,583
Interest	305,347	870,490
Other	6,420	58,678
Total revenues	$1,088,285	$3,331,689

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
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Earnings.
We earn account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as we determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when the uncertainties with respect to the amounts are resolved.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Earnings and any expenses reimbursed by our clients are recognized as Investment banking revenues.
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and nine months ended August 31, 2018 (in thousands):

	Reportable Segment
	Three Months Ended August 31, 2018			Nine Months Ended August 31, 2018
	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$159,693	$—	$159,693	$471,683	$—	$471,683
Fixed income (1)	3,007	—	3,007	10,511	—	10,511
Investment banking - Capital markets	277,735	—	277,735	809,884	—	809,884
Investment banking - Advisory	187,591	—	187,591	595,730	—	595,730
Asset management	—	5,184	5,184	—	16,130	16,130
Total	$628,026	$5,184	$633,210	$1,887,808	$16,130	$1,903,938
Primary geographic region:
Americas	$546,219	$5,184	$551,403	$1,628,503	$16,130	$1,644,633
Europe	62,914	—	62,914	203,103	—	203,103
Asia	18,893	—	18,893	56,202	—	56,202
Total	$628,026	$5,184	$633,210	$1,887,808	$16,130	$1,903,938

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2018.
During the three and nine months ended August 31, 2018, we recognized $4.4 million and $18.3 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.6 million and $13.5 million, respectively, of revenues primarily associated with distribution services during the three and nine months ended August 31, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $191.4 million and $246.0 million at August 31, 2018 and December 1, 2017, respectively. We had no significant impairments related to these receivables during the three and nine months ended August 31, 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at August 31, 2018 and December 1, 2017 was $12.0 million and $8.8 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2018, we recognized revenue of $2.2 million and $4.0 million, respectively, that was recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized cost to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2018, capitalized costs to fulfill a contract were $4.8 million, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For both the three and nine months ended August 31, 2018, we recognized expenses of $1.5 million, related costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2018.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Components of compensation cost:
Restricted cash awards	$60.0	$65.2	$183.6	$188.5
Restricted stock and RSUs (1)	7.1	6.5	21.1	18.0
Profit sharing plan	1.1	1.2	5.6	5.2
Total compensation cost	$68.2	$72.9	$210.3	$211.7

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at August 31, 2018 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$71.7	3
Restricted cash awards	446.9	2
Total	$518.6
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
Restricted stock and RSUs may be granted to new employees as sign-on awards, to existing employees as “retention” awards and to certain executive officers as awards for multiple years. Sign-on and retention awards are generally subject to annual ratable vesting over a four-year service period and are amortized as compensation expense on a straight-line basis over the related four years. Restricted stock and RSUs are granted to certain senior executives with market, performance and service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. Awards with performance conditions are amortized over the service period if we determine that it is probable that the performance condition will be achieved.
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

Note 15. Income Taxes
At August 31, 2018 and November 30, 2017, we had approximately $131.5 million and $129.5 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $104.1 million and $86.1 million (net of Federal benefit) at August 31, 2018 and November 30, 2017, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At August 31, 2018 and November 30, 2017, we had interest accrued of approximately $52.5 million and $48.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the nine months ended August 31, 2018 and the year ended November 30, 2017.
During the nine months ended August 31, 2018, we closed Federal tax exams related to years 2007 - 2013 with the Internal Revenue Service. In the United Kingdom, we also closed an exam related to 2014, while the statute for the 2015 tax year has expired. The resolution of these examinations did not have a material effect on our consolidated financial position. We are also currently under examination in other major tax jurisdictions. Though we do not expect that the resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which the resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2014
California	2007
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2012
India	2010
Italy	2012
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income; (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (9) limitations on net operating losses generated after December 31, 2017, to 80% of taxable income; (10) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (11) bonus depreciation that will allow for full expensing of qualified property.

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
We consider the accounting for the deferred tax asset remeasurements, the transition tax and other items to be incomplete. In connection with our initial analysis, we have recorded a discrete tax expense of $163.7 million in the three months ended February 28, 2018, as a result of the enactment of the Tax Act, as a provisional estimate of the impact of the Tax Act. This provisional estimate was revised in the second quarter of 2018 by a reduction of $3.2 million and in the third quarter by a reduction of $0.3 million, which resulted in a total provisional tax charge of $160.2 million during the nine months ended August 31, 2018. This provisional estimate primarily consists of a $108.5 million expense related to the revaluation of our deferred tax asset and a $51.7 million expense related to the deemed repatriation of foreign earnings.

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Maximum Payout
Equity commitments (1)	$—	$43.7	$18.4	$—	$2.9	$65.0
Loan commitments (1)	—	250.0	54.4	31.9	—	336.3
Underwriting commitments	411.0	—	—	—	—	411.0
Forward starting reverse repos (2)	3,159.4	—	—	—	—	3,159.4
Forward starting repos (2)	2,057.8	—	—	—	—	2,057.8
Other unfunded commitments (1)	60.0	148.7	42.3	—	4.9	255.9
Total commitments	$5,688.2	$442.4	$115.1	$31.9	$7.8	$6,285.4

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At August 31, 2018, $3,141.9 million within forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by Brian P. Friedman, one of our directors and Chairman of the Executive Committee. At August 31, 2018, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $18.1 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Additionally, at August 31, 2018, we had other outstanding equity commitments to invest up to $3.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2018, we had $86.3 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2018 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$10,898.5	$5,978.6	$2,948.5	$1,015.0	$454.6	$21,295.2
Written derivative contracts—credit related	—	—	36.4	33.8	—	70.2
Total derivative contracts	$10,898.5	$5,978.6	$2,984.9	$1,048.8	$454.6	$21,365.4
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2018, the fair value of derivative contracts meeting the definition of a guarantee is approximately $216.9 million.
Standby Letters of Credit. At August 31, 2018, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $51.8 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At August 31, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,917,634	$1,806,197
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Capital Markets:
Net revenues	$771.1	$788.4	$2,388.8	$2,349.6
Non-interest expenses	678.8	663.4	2,050.4	1,971.9
Earnings before income taxes	$92.3	$125.0	$338.4	$377.7
Asset Management:
Net revenues	$6.5	$12.3	$32.6	$25.9
Non-interest expenses	11.7	15.0	39.3	41.0
Loss before income taxes	$(5.2)	$(2.7)	$(6.7)	$(15.1)
Total:
Net revenues	$777.6	$800.7	$2,421.4	$2,375.5
Non-interest expenses	690.5	678.4	2,089.7	2,012.9
Earnings before income taxes	$87.1	$122.3	$331.7	$362.6
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2018	November 30, 2017
Total Assets by Reportable Business Segment:
Capital Markets	$39,532.2	$38,620.4
Asset Management	1,040.3	1,085.3
Total assets	$40,572.5	$39,705.7
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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Americas (1)	$639.7	$674.5	$2,042.4	$1,921.7
Europe (2)	115.9	99.1	313.4	378.4
Asia	22.0	27.1	65.6	75.4
Net revenues	$777.6	$800.7	$2,421.4	$2,375.5

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by Brian P. Friedman, one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At August 31, 2018 and November 30, 2017, our equity investments in Private Equity Related Funds were in aggregate $34.1 million and $23.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Nine Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Other revenues and investment income (loss)	$172	$(373)	$10,175	$(9,793)
Service charges	92	200	212	523
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Berkadia Commercial Mortgage, LLC (“Berkadia”). At August 31, 2018 and November 30, 2017, we had commitments to purchase $748.8 million and $864.1 million, respectively, in agency CMBS from Berkadia, which is partially owned by Jefferies.
HRG Group Inc. (“HRG”). We recognized investment banking revenues of $3.0 million for the three and nine months ended August 31, 2018 in connection with the merger of HRG into Spectrum Brands Holdings, Inc., which is partially owned by Jefferies.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At August 31, 2018 and November 30, 2017, we had $41.2 million and $45.6 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $4.8 million and $4.9 million at August 31, 2018 and November 30, 2017, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements. We also receive revenues from Jefferies under a revenue sharing agreement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Charges to Jefferies for services provided	$15.8	$13.0	$46.1	$34.8
Charges from Jefferies for services received	2.2	4.9	6.9	13.8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Investment banking	$5.6	$—	$5.6	$—
Commissions and other fees	0.1	—	0.5	—
Principal transactions	—	—	0.1	—
Other revenues	0.3	—	0.7	—

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	August 31, 2018	November 30, 2017
Receivable from Jefferies	$3.2	$2.5
Payable to Jefferies	0.6	3.1

•
On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies, in the amount of $200.0 million, which was paid on January 31, 2018. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive net earnings attributable to us (as adjusted for preceding loss quarters, if any). During the three months ended August 31, 2018, we paid a dividend in the amount of $18.6 million to Jefferies, based on our results for the six months ended May 31, 2018. Our results at August 31, 2018 include a dividend payable in the amount of $30.1 million.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At August 31, 2018 and November 30, 2017, a net current tax payable to Jefferies of $44.0 million and $91.5 million, respectively, is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. On April 3, June 15 and September 25, 2018, we made payments of $115.0 million, $36.0 million and $42.0 million, respectively, to Jefferies, which reduced the cumulative net current tax payable balance.

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. The following table presents the balances relating to these foreign exchange contracts, which are included in our Consolidated Statements of Financial Condition (in millions).

	August 31, 2018	November 30, 2017
Payables-brokers, dealers and clearing organizations	$12.3	$17.0

•	Two of our directors have investments totaling $2.8 million and $3.6 million at August 31, 2018 and November 30, 2017, respectively, in a hedge fund managed by Jefferies.

•
We have investments in hedge funds managed by Jefferies of $218.1 million and $136.1 million at August 31, 2018 and November 30, 2017, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net gains on our investments	$0.5	$1.9	$5.0	$5.1

•
As a result of a public offering by Landcadia Holdings Inc., an affiliate of Jefferies, we own 638,561 public units (each unit consisting of one share of Class A common stock and one public warrant) at August 31, 2018 and November 30, 2017, with a fair value of $7.1 million and $6.8 million, respectively, included in Financial instruments owned in our Consolidated Statements of Financial Condition.

•
A subsidiary of Jefferies had an investment in a hedge fund managed by us of $27.3 million at November 30, 2017. This investment was transferred to Jefferies LLC effective December 31, 2017, and we paid $26.7 million, the investment’s NAV, to Jefferies in January 2018.

•	We sold securities to Jefferies at fair value for cash during the following periods:

Date	Amount (in millions) (1)
February 2017	$25.6
April 2017	21.9
August 2017	7.1
(1) There was no gain or loss on these transactions

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At August 31, 2018 and November 30, 2017, approximately $1.5 million and $0.2 million, respectively, is included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 20. Subsequent Events
On October 1, 2018, Jefferies transferred its interest in the following assets to us (collectively, “the Transfer”):

•	Its entire 50% interest in Berkadia and

•	Its membership interests in certain funds and separately managed accounts (collectively, “membership interests”), which are managed by Leucadia Asset Management, a subsidiary of Jefferies.
The Transfer was accomplished as a capital contribution from Jefferies of approximately $596 million and a payment of $78.3 million to Jefferies on October 1, 2018. In connection with the Transfer, related deferred tax liabilities of approximately $45 million were transferred to us, for which Jefferies has indemnified us. In addition, we have agreed to invest an additional approximate $208 million in membership interests during the fourth quarter of 2018.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. We incurred a provisional tax charge of $163.7 million in the three months ended February 28, 2018, as a result of the enactment of the Tax Act. This provisional estimate was slightly adjusted in the second and third quarter of 2018, which resulted in a total provisional tax charge of $160.2 million during the nine months ended August 31, 2018. Of this amount, $108.5 million relates to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the provisional charge relates to a toll charge on the deemed repatriation of unremitted foreign earnings. Additionally, income expense for the three and nine months ended August 31, 2018 has been impacted due to certain tax planning actions taken with respect to our non-U.S. subsidiaries as a result of the Tax Act. Refer to our discussion of Income Taxes below for more information.
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2018	2017		2018	2017
Net revenues	$777,615	$800,692	(2.9)%	$2,421,418	$2,375,499	1.9%
Non-interest expenses	690,514	678,428	1.8%	2,089,714	2,012,855	3.8%
Earnings before income taxes	87,101	122,264	(28.8)%	331,704	362,644	(8.5)%
Income tax expense	26,923	38,439	(30.0)%	234,337	95,009	146.6%
Net earnings	60,178	83,825	(28.2)%	97,367	267,635	(63.6)%
Net earnings (loss) attributable to noncontrolling interests	(4)	10	N/M	(1)	50	N/M
Net earnings attributable to Jefferies Group LLC	60,182	83,815	(28.2)%	97,368	267,585	(63.6)%
Effective tax rate	30.9%	31.4%	(1.6)%	70.6%	26.2%	169.5%
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
There is no significant impact as a result of applying the new revenue standard to our results of operations for the three and nine months ended August 31, 2018, except as it relates to the presentation of certain investment banking expenses. Investment banking revenues have historically been recorded net of related out-of-pocket deal expenses directly related to investment banking engagements. Under the new revenue standard, all investment banking expenses are recognized within their respective expense category in our Consolidated Statement of Earnings and any expense reimbursements are recognized as Investment banking revenues (i.e., revenues are no longer presented net of the related out-of-pocket deal expenses). Expenses directly associated with underwriting activities are recorded to a new non-compensation expense line item: "Underwriting costs". The impact of this change in presentation was an identical increase in both Investment banking revenues and Total non-compensation expenses for the three and nine months ended August 31, 2018 of $36.3 million and $101.1 million, respectively. This change in presentation has no impact on Net earnings.
Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended August 31, 2018
Consolidated Results

•
Net revenues for the three months ended August 31, 2018 were $777.6 million, compared with $800.7 million for the three months ended August 31, 2017, a decrease of $23.1 million, or 2.9%. The decrease reflects a $24.1 million decrease in investment banking revenues, partially offset by an increase in our equities net revenues. (Our investment banking revenues in the three months ended August 31, 2018 included an increase of $36.3 million as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.)

Business Results

•	Our equities net revenues improved 4.7% compared to the prior year quarter.

•	Our fixed income net revenues were relatively flat as compared with those of the prior year quarter.

•
Lower investment banking revenues during the three months ended August 31, 2018 reflect a decrease in debt capital markets and advisory revenues, primarily due to lower transaction levels, partially offset by higher equity capital markets revenues.

•
Net revenues from our other business category in the three months ended August 31, 2018 were $9.1 million, compared with $9.4 million in the prior year quarter. The results in the prior year quarter included net gains of $2.2 million from our investment in KCG Holdings, Inc. (“KCG”), which was sold in July 2017.

•	Net revenues in the three months ended August 31, 2018 also included asset management revenues of $6.5 million, compared with $12.4 million in the prior year quarter.
Expenses

•
Non-compensation expenses for the three months ended August 31, 2018 increased $47.0 million, or 21.8%, to $262.5 million, compared with $215.5 million for the three months ended August 31, 2017, primarily due to an increase of $36.3 million across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three months ended August 31, 2018. (Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.)

•
Compensation and benefits expense for the three months ended August 31, 2018 was $428.0 million, a decrease of $34.9 million, or 7.5%, from the comparable prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 55.0% for the three months ended August 31, 2018, compared with 57.8% in the prior year quarter.

Nine Months Ended August 31, 2018
Consolidated Results

•
Net revenues for the nine months ended August 31, 2018 were $2,421.4 million, compared with $2,375.5 million for the nine months ended August 31, 2017, an increase of $45.9 million, or 1.9%. Our investment banking revenues in the nine months ended August 31, 2018 included an increase of $101.1 million as a result of the new revenue standard. (Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.)

•
Our results in the nine months ended August 31, 2018 reflect continued strong investment banking revenues and solid performance in equities net revenues, partially offset by a decline in fixed income net revenues.

Business Results

•	Our equities net revenues improved 1.6% compared to the prior year period.

•
Our fixed income net revenues were below those of the prior year period, primarily due to soft market conditions in the month of March 2018. Further, performance in the first quarter of 2017 was bolstered by robust trading activity following the 2016 U.S. Presidential election, which was not repeated in the current year period.

•
Higher investment banking revenues during the nine months ended August 31, 2018 reflect higher advisory and capital markets revenues, resulting from continued strength in our mergers and acquisitions business and strong equity issuance.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Net revenues from our other business category in the nine months ended August 31, 2018 were $22.7 million, compared with $95.9 million in the prior year period. The prior year period included net gains of $93.4 million from our investment in KCG, which was sold in July 2017.

•	Net revenues in the nine months ended August 31, 2018 also included asset management revenues of $32.6 million, compared with $25.9 million in the prior year period.
Expenses

•
Non-compensation expenses for the nine months ended August 31, 2018 increased $122.7 million, or 19.2%, to $762.0 million, compared with $639.2 million for the nine months ended August 31, 2017, primarily due to an increase of $101.1 million across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the nine months ended August 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

•
Compensation and benefits expense for the nine months ended August 31, 2018 was $1,327.8 million, a decrease of $45.9 million, or 3.3%, from the comparable prior year period. Compensation and benefits expense as a percentage of Net revenues was 54.8% for the nine months ended August 31, 2018, compared with 57.8% in the prior year period.

Headcount

•
At August 31, 2018, we had 3,526 employees globally, an increase of 88 employees from our headcount of 3,438 at August 31, 2017. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2018		2017			2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$170,611	21.9%	$163,009	20.4%	4.7%	$501,471	20.7%	$493,369	20.8%	1.6%
Fixed income	139,846	18.0	140,167	17.5	(0.2)%	472,886	19.5	517,219	21.8	(8.6)%
Total sales and trading	310,457	39.9	303,176	37.9	2.4%	974,357	40.2	1,010,588	42.6	(3.6)%

Equity (1)	139,220	17.9	86,081	10.8	61.7%	326,613	13.5	222,549	9.4	46.8%
Debt (1)	138,515	17.8	186,261	23.3	(25.6)%	483,271	20.0	474,736	20.0	1.8%
Capital markets	277,735	35.7	272,342	34.1	2.0%	809,884	33.5	697,285	29.4	16.1%
Advisory (1)	187,591	24.1	203,360	25.4	(7.8)%	595,730	24.6	538,301	22.7	10.7%
Other investment banking	(13,732)	(1.8)	2	—	N/M	(13,885)	(0.6)	7,437	0.2	N/M
Total investment banking	451,594	58.0	475,704	59.5%	(5.1)%	1,391,729	57.5	1,243,023	52.3	12.0%

Other	9,086	1.2	9,426	1.1	(3.6)%	22,714	0.9	95,945	4.0	(76.3)%

Total Capital Markets	771,137	99.1	788,306	98.5%	(2.2)%	2,388,800	98.6	2,349,556	98.9	1.7%

Asset management fees	5,184	0.7	4,180	0.5	24.0%	16,130	0.7	15,102	0.6	6.8%
Investment return	1,294	0.2	8,206	1.0	(84.2)%	16,488	0.7	10,841	0.5	52.1%
Total Asset Management	6,478	0.9	12,386	1.5	(47.7)%	32,618	1.4	25,943	1.1	25.7%

Net revenues	$777,615	100.0%	$800,692	100.0%	(2.9)%	$2,421,418	100.0%	$2,375,499	100.0%	1.9%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three and nine months ended August 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $36.3 million and $101.1 million in investment banking net revenues during the three and nine months ended August 31, 2018, respectively, as compared to the three and nine months ended August 31, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended August 31, 2018

•
Total equities net revenues were $170.6 million for the three months ended August 31, 2018, compared with $163.0 million for the three months ended August 31, 2017, as markets continued to show improvement.

•
The results in equities net revenues during the three months ended August 31, 2018 increased across certain of our core global equities sales and trading business, offset by losses in certain block positions. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our electronic trading, prime brokerage, U.S. cash equities and equity derivatives businesses, primarily due to overall improved market trading volumes, higher equity volatility and an increase in our commissions. The securities finance business saw an increase as compared to the prior year quarter, driven by increased trading revenues. This increase was partially offset by a decrease in our convertibles and European cash equities businesses, primarily due to lower trading revenues and customer activity.

•
Equities posted record quarterly revenues across the overall sales and trading business, as well as across several core businesses, including our global electronic trading, prime brokerage and Asia Pacific securities finance businesses.

Nine Months Ended August 31, 2018

•
In April 2018, our core U.S. sales and trading business received top ranks from Greenwich Associates for our 2017 performance. This includes ranking #1 in electronic trading service and product quality, #1 in small and mid-cap equities trading, #3 in healthcare research and #4 in sales capability.

•	Total equities net revenues were $501.5 million for the nine months ended August 31, 2018, compared with $493.4 million for the nine months ended August 31, 2017.

•
The results in equities net revenues during the nine months ended August 31, 2018 improved across various core global equities sales and trading business, offset by losses in certain block positions. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our equity derivatives, electronic trading and prime brokerage businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in our commissions. This was partially offset by a decrease in our U.S. and European cash equities businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive (“MiFID II”) regulation. The securities finance business saw a decline as compared with the prior year period, driven by decreased trading revenues.

•
Equities posted record nine months results in the current year period across the overall sales and trading business, as well as across several core businesses, including our global electronic trading, European and Asia Pacific securities finance, and prime brokerage businesses.

Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).
Three Months Ended August 31, 2018

•
Fixed income net revenues of $139.8 million for the three months ended August 31, 2018 were relatively unchanged compared with net revenues of $140.2 million in the three months ended August 31, 2017, as improved performance in our leveraged credit, U.S. and international rates and U.S. securitized markets businesses were offset by reduced market activity and trading volumes in our global investment grade credit businesses and municipal securities businesses. The following highlights the main components of the results:

◦	The performance of our leveraged credit business continued to strengthen, primarily in our distressed trading business.

◦	Revenues in our U.S. and international rates businesses were higher due to increased interest rate volatility in certain markets.

◦	Results in our U.S. securitized markets group were higher due to increased trading activity and continued strong performance in our origination businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦	Revenues in our global investment grade credit businesses declined on lower trading activity and reduced trading volatility.

◦	Revenues in our European credit business were lower due to reduced demand for higher yielding products.

◦
Revenues in our municipals businesses were down as client activity was muted by concerns of higher interest rates. This compares to a favorable market environment in the prior year quarter driven by activity leading up to changes in federal tax law.

◦	The prior year quarter also included revenues from our share of Jefferies LoanCore, which was sold in October 2017.
Nine Months Ended August 31, 2018

•
Fixed income net revenues totaled $472.9 million for the nine months ended August 31, 2018, a decrease of $44.3 million compared with net revenues of $517.2 million in the nine months ended August 31, 2017, primarily due to soft market conditions in the month of March 2018. This is compared to performance in the first quarter of 2017, which was bolstered by robust trading activity following the 2016 U.S. Presidential election. The following highlights the main components of the results:

◦
Revenues in our U.S. securitized markets group were significantly improved, primarily as more favorable trading conditions prevailed for our agency products. Additionally, increased securitization activity contributed to the period’s results.

◦	Revenues in our leveraged credit business were strong, as we increased our market share in high yield, leveraged loan and distressed products.

◦
Revenues declined in our global investment grade credit business due to a decline in new issuance trading activity and increased competition, as reduced volatility produced fewer trading opportunities.

◦
Revenue in our municipal trading business were lower on reduced market activity driven by changes in federal tax legislation, which shifted activity onto the prior year and the backdrop of increased interest rates dampened investor interest. The business outperformed in the prior year period, as macro events drove a more favorable trading environment.

◦
Global rates revenues in the nine months ended August 31, 2018 declined as the opportunities from volatility from the U.S. Presidential Election and European election cycles, primarily in the first quarter of 2017, were not replicated in the current year period. This was partially offset by improved performance in the current year period, as a result of increased volatility in global interest rates.

◦
The prior year nine month period also included revenues from our share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.

Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2018	2017		2018	2017
Equity (1)	$139,220	$86,081	61.7%	$326,613	$222,549	46.8%
Debt (1)	138,515	186,261	(25.6)%	483,271	474,736	1.8%
Capital markets	277,735	272,342	2.0%	809,884	697,285	16.1%
Advisory (1)	187,591	203,360	(7.8)%	595,730	538,301	10.7%
Other investment banking	(13,732)	2	N/M	(13,885)	7,437	N/M
Total investment banking	$451,594	$475,704	(5.1)%	$1,391,729	$1,243,023	12.0%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the three and nine months ended August 31, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $36.3 million and $101.1 million in investment banking net revenues during the three and nine months ended August 31, 2018, respectively, as compared to the three and nine months ended August 31, 2017. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Public and private debt financings	286	381	749	817	$61.1	$73.0	$197.7	$191.9
Public and private equity and convertible offerings (1)	57	34	142	125	11.5	15.7	31.8	50.1
Advisory transactions (2)	49	50	139	127	63.0	29.0	156.8	106.1

(1)
We acted as sole or joint bookrunner on 56 and 138 offerings during the three and nine months ended August 31, 2018, respectively, and 33 and 118 offerings during the three and nine months ended August 31, 2017, respectively.

(2)
The number of advisory deals completed includes two and eleven restructuring and recapitalization transactions during the three and nine months ended August 31, 2018, respectively, and two and eight restructuring and recapitalization transactions during the three and nine months ended August 31, 2017, respectively.

Three Months Ended August 31, 2018

•
Total investment banking revenues were $451.6 million for the three months ended August 31, 2018, 5.1% lower than the three months ended August 31, 2017, primarily due to a decrease in debt capital markets and advisory revenues due to lower transaction levels in our leverage finance and our mergers and acquisitions businesses, partially offset by record equity capital markets revenues led by continued strong issuances in the life sciences sector.

•
Advisory revenues for the three months ended August 31, 2018 decreased 7.8% compared to the prior year quarter. Capital markets revenues in the three months ended August 31, 2018 increased 2.0% from the prior year quarter.

•
From equity and debt capital raising activities, we generated $139.2 million and $138.5 million in revenues, respectively, for the three months ended August 31, 2018, compared with $86.1 million and $186.3 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $13.7 million during the three months ended August 31, 2018 compared with revenues of $2,000 in the prior year quarter. The results reflect net revenues of $19.0 million in the current year quarter, compared with net revenues of $20.4 million in the prior year quarter, primarily due to our share of revenues from the Jefferies Finance joint venture, which were more than partially offset by the amortization of costs and allocated interest expense we incur associated with our Jefferies Finance business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
The results in the quarter also include an increase of $36.3 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Nine Months Ended August 31, 2018

•
Total investment banking revenues were $1,391.7 million for the nine months ended August 31, 2018, 12.0% higher than for the nine months ended August 31, 2017, due to record equity capital markets and advisory revenues, resulting from continued strength in our mergers and acquisitions businesses and strong equity issuance in our life science business.

•
Capital markets revenues in the nine months ended August 31, 2018 increased 16.1% from the prior year period. Advisory revenues for the nine months ended August 31, 2018 increased 10.7% compared to the prior year period.

•
From equity and debt capital raising activities, we generated $326.6 million and $483.3 million in revenues, respectively, for the nine months ended August 31, 2018, compared with $222.5 million and $474.7 million in revenues, respectively, in the prior year period.

•
Other investment banking revenues were a loss of $13.9 million during the nine months ended August 31, 2018 compared with revenues of $7.4 million in the prior year period. The results reflect net revenues of $70.3 million in the current year quarter, compared with net revenues of $66.8 million in the prior year quarter, primarily due to our share of revenues from the Jefferies Finance joint venture, which were more than partially offset by the amortization of costs and allocated interest expense we incur associated with our Jefferies Finance business.

•
Results for the nine months ended August 31, 2018 also include an increase of $101.1 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

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
Three Months Ended August 31, 2018

•
Net revenues from our other business category totaled $9.1 million for the three months ended August 31, 2018, a decrease of $0.3 million compared with net income of $9.4 million for the three months ended August 31, 2017. Results in the prior year quarter included a net gain of $2.2 million from our investment in KCG, which was sold in July 2017.

Nine Months Ended August 31, 2018

•
Net revenues from our other business category totaled $22.7 million for the nine months ended August 31, 2018, a decrease of $73.2 million compared with net income of $95.9 million for the nine months ended August 31, 2017, as results in the prior year period included a net gain of $93.4 million from our investment in KCG, which was sold in July 2017, partially offset by foreign currency gains.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2018	2017		2018	2017
Asset management fees:
Equities	$310	$291	6.5%	$1,633	$2,753	(40.7)%
Multi-asset	4,874	3,889	25.3%	14,497	12,349	17.4%
Total asset management fees	5,184	4,180	24.0%	16,130	15,102	6.8%
Investment return	1,294	8,206	(84.2)%	16,488	10,841	52.1%
Total Asset Management	$6,478	$12,386	(47.7)%	$32,618	$25,943	25.7%
N/M — Not Meaningful
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	August 31, 2018	November 30, 2017
Assets under management (1):
Equities	$133	$218
Multi-asset	1,227	1,271
Total	$1,360	$1,489

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses

•
Non-interest expenses increased due to an increase in non-compensation expenses for the three and nine months ended August 31, 2018. The increase in non-compensation expenses was primarily due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three and nine months ended August 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2018	2017		2018	2017
Compensation and benefits	$428,033	$462,933	(7.5)%	$1,327,760	$1,373,627	(3.3)%
Non-compensation expenses:
Floor brokerage and clearing fees	45,745	44,869	2.0%	135,808	138,221	(1.7)%
Underwriting costs	20,528	—	N/M	47,832	—	N/M
Technology and communications	76,877	72,440	6.1%	222,335	205,425	8.2%
Occupancy and equipment rental	25,559	27,736	(7.8)%	75,143	77,145	(2.6)%
Business development	39,733	23,125	71.8%	124,233	72,223	72.0%
Professional services	35,316	25,007	41.2%	101,715	83,544	21.8%
Other	18,723	22,318	(16.1)%	54,888	62,670	(12.4)%
Total non-compensation expenses	262,481	215,495	21.8%	761,954	639,228	19.2%
Total non-interest expenses	$690,514	$678,428	1.8%	$2,089,714	$2,012,855	3.8%
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

•
Compensation and benefits expense was $428.0 million and $1,327.8 million and for the three and nine months ended August 31, 2018, respectively, compared with $462.9 million and $1,373.6 million for the three and nine months ended August 31, 2017, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 55.0% and 54.8% for the three and nine months ended August 31, 2018, respectively, compared with 57.8% for both the three and nine months ended August 31, 2017.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $67.1 million and $204.7 million for the three and nine months ended August 31, 2018, respectively, compared with $71.7 million and $206.5 million for three and nine months ended August 31, 2017, respectively.

•
Employee headcount was 3,526 at August 31, 2018 and 3,438 at August 31, 2017. Since August 31, 2017, our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management.

•	Refer to Note 14, Compensation Plans in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses

•
The increase in non-compensation expenses was essentially due to an increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three and nine months ended August 31, 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies and Note 3, Accounting Developments in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the new revenue standard.

Three Months Ended August 31, 2018

•
Non-compensation expenses were $262.5 million for the three months ended August 31, 2018, an increase of $47.0 million, or 21.8%, compared with $215.5 million in the three months ended August 31, 2017. The increase in non-compensation expenses was primarily due to a $36.3 million increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the three months ended August 31, 2018. The increase was also due to an increase in Professional service expenses due to an increase in legal and consulting fees.

•	Non-compensation expenses as a percentage of Net revenues was 33.8% and 26.9% for three months ended August 31, 2018 and 2017, respectively.
Nine Months Ended August 31, 2018

•
Non-compensation expenses were $762.0 million for the nine months ended August 31, 2018, an increase of $122.7 million, or 19.2%, compared with $639.2 million in the nine months ended August 31, 2017. The increase in non-compensation expenses was primarily due to a $101.1 million increase in Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for the nine months ended August 31, 2018. The increase was also due to an increase in Technology and communication expenses due to higher costs associated with the development of the various trading systems and projects associated with corporate support infrastructure and higher Professional service expenses due to an increase in legal and consulting fees.

•	Non-compensation expenses as a percentage of Net revenues was 31.5% and 26.9% for the nine months ended August 31, 2018 and 2017, respectively.
Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Refer to Note 15, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on the Tax Act and SAB 118.
The following provides a discussion of our provision for income taxes:

•
For the three and nine months ended August 31, 2018, the provision for income taxes was $26.9 million and $234.3 million, respectively, equating to an effective tax rate of 30.9% and 70.6%, respectively. For the three and nine months ended August 31, 2017, the provision for income taxes was $38.4 million and $95.0 million, respectively, equating to an effective tax rate of 31.4% and 26.2%, respectively.

•
The slight decrease in the effective tax rate for the three months ended August 31, 2018, as compared with the prior year quarter is primarily due to a lower tax rate resulting from the decrease in the Federal statutory tax rate from 35% to 21%, partially offset by the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Act. The increase in the effective tax rate during the nine months ended August 31, 2018, as compared with the prior year period is primarily due to the $160.2 million provisional tax charge related to the enactment of the Tax Act recorded in the nine months ended August 31, 2018, as well as net tax benefits arising from the repatriation of foreign earnings and their associated foreign tax credits from foreign subsidiaries, which occurred during last year’s first quarter. Excluding this charge, plus an unrelated net tax benefit of $11.6 million during the current nine month period, which primarily resulted from the expiration of certain federal and state statutes of limitation, our adjusted annual effective tax rate would have been approximately 26%.

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
Goodwill
At August 31, 2018, goodwill recorded in our Consolidated Statement of Financial Condition is $1,643.1 million (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2017 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2018.
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
The carrying values of goodwill by reporting unit at August 31, 2018 are as follows: $564.0 million in Investment Banking, $160.2 million in Equities and Wealth Management, $915.9 million in Fixed Income and $3.0 million in Strategic Investments.
The results of our assessment on August 1, 2018 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which comes with a level of uncertainty regarding trading volumes and capital market transaction levels. Reductions in trading volumes and/or declines from our expected level of performance in certain product areas assumed in our forecasts could cause a decline in the estimated fair value of our Equities and Fixed Income reporting units and a resulting impairment of a portion of our goodwill.
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
The following table provides detail on key balance sheet asset and liability line items (dollars in millions):

	August 31, 2018	November 30, 2017	% Change
Total assets	$40,572.5	$39,705.7	2.2%
Cash and cash equivalents	4,812.6	5,164.5	(6.8)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	913.5	578.0	58.0%
Financial instruments owned	15,195.6	14,193.4	7.1%
Financial instruments sold, not yet purchased	8,128.2	8,171.9	(0.5)%
Total Level 3 assets	311.1	327.7	(5.1)%

Securities borrowed	$7,369.9	$7,721.8	(4.6)%
Securities purchased under agreements to resell	3,659.1	3,689.6	(0.8)%
Total securities borrowed and securities purchased under agreements to resell	$11,029.0	$11,411.4	(3.4)%

Securities loaned	$2,531.5	$2,843.9	(11.0)%
Securities sold under agreements to repurchase	9,864.5	8,660.5	13.9%
Total securities loaned and securities sold under agreements to repurchase	$12,396.0	$11,504.4	7.8%
Total assets at August 31, 2018 and November 30, 2017 were $40.6 billion and $39.7 billion, respectively, an increase of 2.2%. During the three and nine months ended August 31, 2018, average total assets were approximately 18.4% and 20.5% higher, respectively, than total assets at August 31, 2018.
Our total Financial instruments owned inventory at August 31, 2018 was $15.2 billion, an increase of 7.1% from inventory of $14.2 billion at November 30, 2017, primarily due to increases in government and federal agency obligations and mortgage- and asset-backed securities, partially offset by decreases in corporate debt securities and sovereign obligations. Financial instruments sold, not yet purchased inventory was $8.1 billion and $8.2 billion at August 31, 2018 and November 30, 2017, respectively, with the decrease primarily driven by government and federal agency obligations and corporate debt securities, partially offset by an increase in derivative contracts inventory and sovereign obligations. Our overall net inventory position was $7.1 billion and $6.0 billion at August 31, 2018 and November 30, 2017, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.0% at August 31, 2018 from 2.3% at November 30, 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 3.4% from November 30, 2017 to August 31, 2018, primarily due to a decrease in our matched book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 7.8% from November 30, 2017 to August 31, 2018, primarily due to a decrease in the netting benefit for our collateralized financing transactions and an increase in firm financing of our inventory, partially offset by a decrease in our matched book activity. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2018 were 35.0% and 35.6% higher, respectively, than the August 31, 2018 balances. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2018 were 27.5% and 26.3% higher, respectively, than the August 31, 2018 balances.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2018	Year Ended November 30, 2017
Securities Purchased Under Agreements to Resell:
Period end	$3,659	$3,690
Month end average	5,426	6,195
Maximum month end	7,593	7,814
Securities Sold Under Agreements to Repurchase:
Period end	$9,864	$8,661
Month end average	12,866	11,273
Maximum month end	15,579	13,679
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		August 31, 2018	November 30, 2017
Total assets		$40,572,473	$39,705,691

Total equity		$5,557,136	$5,759,559

Total Jefferies Group LLC member’s equity		$5,548,074	$5,758,822
Deduct:	Goodwill and intangible assets	(1,828,779)	(1,842,882)
Tangible Jefferies Group LLC member’s equity		$3,719,295	$3,915,940

Leverage ratio (1)		7.3	6.9
Tangible gross leverage ratio (2)		10.4	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.3 billion at August 31, 2018 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2018, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2018	Average Balance Quarter ended August 31, 2018 (1)	November 30, 2017
Cash and cash equivalents:
Cash in banks	$2,313,560	$2,241,512	$2,244,207
Money market investments	2,499,004	1,725,826	2,920,285
Total cash and cash equivalents	4,812,564	3,967,338	5,164,492
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	948,364	905,451	1,031,252
Other (3)	337,075	407,669	513,293
Total other sources	1,285,439	1,313,120	1,544,545
Total cash and cash equivalents and other liquidity sources	$6,098,003	$5,280,458	$6,709,037
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.0%		16.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	15.7%		17.7%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2018, we had the ability to readily obtain repurchase financing for 79.4% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2018 and November 30, 2017 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2018		November 30, 2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,421,055	$355,575	$1,718,617	$272,380
Corporate debt securities	2,249,374	117,808	2,475,291	57,290
U.S. government, agency and municipal securities	3,596,343	150,236	1,954,697	185,481
Other sovereign obligations	1,860,711	790,011	2,050,942	996,421
Agency mortgage-backed securities (1)	2,661,695	—	1,742,977	—
Loans and other receivables	271,938	—	243,664	—
Total	$12,061,116	$1,413,630	$10,186,188	$1,511,572

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
Average liquid financial instruments were $13.8 billion and $14.1 billion for the three and nine months ended August 31, 2018, respectively, and $11.8 billion and $11.9 billion for the three and twelve months ended November 30, 2017, respectively. Average unencumbered liquid financial instruments were $1.4 billion and $1.6 billion for the three and nine months ended August 31, 2018, respectively, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2017, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 71.1% of our cash and non-cash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and non-cash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at August 31, 2018.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $382.0 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $422.9 million and $498.6 million for the three and nine months ended August 31, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facility:

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the nine months ended August 31, 2018, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At August 31, 2018, the outstanding notes were $1.0 billion and are as follows:

Series	Issued	Principal	Maturity
2015-2 (1) (2)	May 12, 2015	$151.8 million	July 15, 2019
2017-6 (1) (3)	October 13, 2017	$60.0 million	November 26, 2018
2017-7 (1) (3)	October 20, 2017	$100.0 million	November 26, 2018
2018-1 (1) (3)	February 12, 2018	$80.0 million	April 24, 2019
2018-2 (1)	March 29, 2018	$150.0 million	March 24, 2019
2018-3 (1)	May 11, 2018	$75.0 million	July 24, 2019
2018-4 (1)	June 6, 2018	$100.0 million	June 24, 2019
2018-5 (1)	July 25, 2018	$75.0 million	September 24, 2019
2018-6 (1)	August 21, 2018	$50.0 million	September 24, 2019
2018-7 (1)	August 21, 2018	$100.0 million	September 24, 2019
2018-CL1 (1)	May 29, 2018	$63.0 million	July 15, 2019

(1)	These notes bear interest at a spread over the one month London Interbank Offered Rate (“LIBOR”).

(2)	This note is redeemable at the option of the noteholders.

(3)	These notes are redeemable at our option.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At August 31, 2018 and November 30, 2017, we had total long-term capital of $11.3 billion and $11.2 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.03:1 and 0.94:1, respectively. Our total long-term capital base at August 31, 2018 and November 30, 2017 was as follows (in thousands):

	August 31, 2018	November 30, 2017
Long-Term Debt (1)	$5,703,495	$5,402,590
Total Equity	5,557,136	5,759,559
Total Long-Term Capital	$11,260,631	$11,162,149

(1)
Long-term debt at August 31, 2018 excludes $5.8 million of our structured notes, as these notes mature on February 26, 2019, $707.1 million of our 8.500% senior notes, as these notes mature on July 15, 2019, and $158.5 million of our outstanding borrowings under our senior secured revolving credit facility. Long-term debt at November 30, 2017 excludes $7.1 million of our structured notes, as these notes matured on May 4, 2018, $324.8 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”), as these debentures were redeemable beginning on November 1, 2017, and $682.3 million of our 5.125% senior notes, as these notes matured on April 13, 2018. The $324.8 million of our convertible debentures were redeemed on January 5, 2018. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on these notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies Financial Group Inc. (“Jefferies”), in the amount of $200.0 million, which was paid on January 31, 2018, and reduced our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive Net earnings attributable to Jefferies Group LLC (as adjusted for preceding loss quarters, if any). During the three months ended August 31, 2018, we paid a dividend in the amount of $18.6 million to Jefferies, based on our results for the six months ended May 31, 2018. Our results at August 31, 2018, include a dividend payable in the amount of $30.1 million.
Long-Term Debt
During the nine months ended August 31, 2018, long-term debt increased $158.0 million. This amount includes the issuance of 4.150% senior notes on January 23, 2018 with a total principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $162.6 million, net of retirements, were issued during the period. At August 31, 2018, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transaction revenues. The fair value of all of our structured notes at fair value at August 31, 2018 was $709.6 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On November 22, 2017, all of our remaining convertible debentures ($324.8 million at November 30, 2017) were called for optional redemption at a price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. All of these remaining convertible debentures were redeemed on January 5, 2018. In addition, our 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018. For further information, see Note 12, Long-Term Debt, and Note 19, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

On May 16, 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of at $160.0 million. At August 31, 2018, borrowings under the Revolving Credit Facility amounted to $158.5 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at August 31, 2018, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At August 31, 2018, our long-term debt has a weighted average maturity of approximately 8.8 years.
Our long-term debt ratings at August 31, 2018 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s (2)	BBB-	Stable
Fitch Ratings (3)	BBB	Stable

(1)	On March 20, 2018, Moody’s Investors Services (“Moody’s”) reaffirmed our long-term debt rating of Baa3 and our rating outlook of stable.

(2)	On April 10, 2018, Standard and Poor’s (“S&P”) reaffirmed our long-term debt rating of BBB- and our rating outlook of stable.

(3)	On February 13, 2018, Fitch Ratings upgraded our long-term debt rating from BBB- to BBB and reaffirmed our rating outlook of stable.

JEFFERIES GROUP LLC AND SUBSIDIARIES

At August 31, 2018, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa2	Stable	Baa2	Stable
S&P (2)	BBB	Stable	BBB	Stable

(1)	On January 10, 2018, Moody’s reaffirmed our long-term debt rating of Baa2 and our rating outlook of stable.

(2)	On April 10, 2018, S&P reaffirmed our long-term debt rating of BBB and our rating outlook of stable.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $83.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2017, the decrease to total Jefferies Group LLC member’s equity at August 31, 2018 is primarily attributed to dividend distributions to Jefferies and foreign currency translation adjustments, partially offset by net earnings during the nine months ended August 31, 2018.
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
At August 31, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,917,634	$1,806,197
FINRA is the designated examining authority for our U.S. broker-dealer and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2018, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at August 31, 2018. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2018	2019	2020 and 2021	2022 and 2023	2024 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$713.0	$1,374.9	$642.9	$3,685.6	$6,416.4
Interest payment obligations on long-term debt (2)	86.8	323.7	525.1	400.8	1,539.3	2,875.7
Total	$86.8	$1,036.7	$1,900.0	$1,043.7	$5,224.9	$9,292.1

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at August 31, 2018.

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
Our average daily VaR increased to $7.53 million for the three months ended August 31, 2018 from $6.78 million for the three months ended May 31, 2018. The increase was primarily due to higher equity price risk driven by equity block trading activity during the latter half of the quarter.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at August 31, 2018				VaR at May 31, 2018
		Daily VaR for the Three Months Ended August 31, 2018				Daily VaR for the Three Months Ended May 31, 2018
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$4.27	$4.75	$5.71	$3.83	$4.24	$4.64	$5.76	$3.56
Equity Prices	12.22	5.21	13.56	3.11	3.31	4.82	8.05	3.25
Currency Rates	0.11	0.13	0.20	0.10	0.13	0.11	0.17	0.04
Commodity Prices	0.91	0.64	1.12	0.24	0.86	0.50	0.73	0.29
Diversification Effect (2)	(3.09)	(3.20)	N/A	N/A	(3.33)	(3.29)	N/A	N/A
Firmwide	$14.42	$7.53	$14.73	$5.33	$5.21	$6.78	$10.32	$5.21

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
The chart below reflects our daily VaR over the last four quarters with the significant increase in the daily VaR in late August 2018 due to the acquisition and short-term holding of an equity block position that was substantially liquidated within a few days subsequent to quarter end:

JEFFERIES GROUP LLC AND SUBSIDIARIES

The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the holding company level down to specific business lines. For the VaR model, trading related revenue is defined as principal transaction revenue, trading related commissions, revenue from securitization activities and net interest income. For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2018, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2018 (in thousands):

10% Sensitivity
Private investments	$20,567
Corporate debt securities in default	8,636
Trade claims	5,135
VaR also excludes the impact of changes in our own credit spreads on our structured notes for which the fair value option was elected. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.0 million at August 31, 2018, which is included in other comprehensive income.
Daily Net Trading Revenue
There were 11 days with trading losses out of a total of 65 trading days in the three months ended August 31, 2018. Our trading loss days were primarily attributed to block trading activities, for which certain positions have subsequently been liquidated since quarter end. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2018 (in millions).

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
Current counterparty credit exposures at August 31, 2018 and November 30, 2017 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at August 31, 2018, excluding cash and cash equivalents, the percentage of investment grade counterparties remained flat at 92% when compared to November 30, 2017, with a majority concentrated in North America.
When comparing our credit exposure at August 31, 2018 with credit exposure at November 30, 2017, excluding cash and cash equivalents, current exposure decreased to approximately $1,114 million from $1,353 million. Counterparty credit exposure from OTC derivatives decreased by 35%, primarily driven by investment grade North American banks and broker-dealers, and exposure from both loans and lending and from securities and margin finance decreased by 13% during the period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017
AAA Range	$—	$—	$1.5	$6.4	$—	$—	$1.5	$6.4	$2,506.1	$2,924.2	$2,507.6	$2,930.6
AA Range	45.0	47.7	47.1	61.3	0.4	3.8	92.5	112.8	123.7	158.6	216.2	271.4
A Range	0.3	1.2	571.2	603.0	175.6	260.6	747.1	864.8	1,989.5	1,751.9	2,736.6	2,616.7
BBB Range	0.3	0.5	171.5	232.5	10.1	28.5	181.9	261.5	13.5	152.3	195.4	413.8
BB or Lower	9.1	12.5	5.6	8.1	16.0	16.7	30.7	37.3	106.9	100.6	137.6	137.9
Unrated	60.7	70.1	—	—	—	—	60.7	70.1	72.9	76.9	133.6	147.0
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,812.6	$5,164.5	$5,927.0	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017
Asia/Latin America/Other	$—	$3.0	$37.8	$45.8	$0.2	$0.3	$38.0	$49.1	$292.5	$280.7	$330.5	$329.8
Europe	0.1	1.0	361.7	403.5	20.6	54.0	382.4	458.5	321.2	540.0	703.6	998.5
North America	115.3	128.0	397.4	462.0	181.3	255.3	694.0	845.3	4,198.9	4,343.8	4,892.9	5,189.1
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,812.6	$5,164.5	$5,927.0	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017	August 31, 2018	November 30, 2017
Asset Managers	$—	$—	$4.9	$15.9	$—	$7.1	$4.9	$23.0	$2,499.0	$2,920.3	$2,503.9	$2,943.3
Banks, Broker-dealers	0.4	1.7	562.8	620.8	187.5	282.6	750.7	905.1	2,313.6	2,244.2	3,064.3	3,149.3
Corporates	96.6	87.5	—	—	11.1	14.7	107.7	102.2	—	—	107.7	102.2
Other	18.4	42.8	229.2	274.6	3.5	5.2	251.1	322.6	—	—	251.1	322.6
Total	$115.4	$132.0	$796.9	$911.3	$202.1	$309.6	$1,114.4	$1,352.9	$4,812.6	$5,164.5	$5,927.0	$6,517.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor. The following tables reflect our top exposure at August 31, 2018 and November 30, 2017 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$372.5	$(168.3)	$(52.4)	$0.1	$36.8	$13.1	$92.8	$201.8	$294.6
Germany	103.2	(257.1)	177.0	—	74.2	1.5	82.8	98.8	181.6
Japan	91.7	(80.4)	(7.9)	—	20.8	—	126.3	24.2	150.5
Belgium	77.4	(45.4)	(1.6)	—	—	—	107.0	30.4	137.4
Canada	117.2	(119.8)	(48.1)	—	0.7	152.3	16.2	102.3	118.5
Switzerland	89.3	(31.4)	6.4	—	26.5	2.4	3.8	93.2	97.0
Hong Kong	15.5	(14.8)	3.0	—	0.5	—	79.1	4.2	83.3
Brazil	135.2	(61.3)	(0.1)	—	—	—	0.2	73.8	74.0
Finland	104.1	(36.1)	—	—	—	—	5.6	68.0	73.6
Singapore	19.8	(4.8)	3.9	—	0.1	—	24.5	19.0	43.5
Total	$1,125.9	$(819.4)	$80.2	$0.1	$159.6	$169.3	$538.3	$715.7	$1,254.0

	November 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of August 31, 2018 and November 30, 2017; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Equity for the nine months ended August 31, 2018 and the year ended November 30, 2017; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 9, 2018	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)