Form 10-K
period 2018-11-30
Jefferies Group LLC
filed 2019-01-29
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2018.
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2018

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated investment banking and securities firm. Our largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On March 1, 2013, we combined with and became an indirect wholly owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”), formerly known as Leucadia National Corporation. Richard Handler, our Chief Executive Officer and Chairman, is Chief Executive Officer of Jefferies and Brian P. Friedman, our Chairman of the Executive Committee, is President of Jefferies. Messrs. Handler and Friedman are also Directors of Jefferies.
At November 30, 2018, we had 3,596 employees in the Americas, Europe and Asia. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is 212-284-2550 and our Internet address is jefferies.com.
The following documents and reports are available on our public website:

•	Earnings Releases and Other Public Announcements;

•	Annual and interim reports on Form 10-K;

•	Quarterly reports on Form 10-Q;

•	Current reports on Form 8-K;

•	Code of Ethics;

•	Reportable waivers, if any, from our Code of Ethics by our executive officers;

•	Board of Directors Corporate Governance Guidelines;

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors;

•	Charter of the Compensation Committee of the Board of Directors;

•	Charter of the Audit Committee of the Board of Directors; and

•	Any amendments to the above-mentioned documents and reports.
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

•
Capital Markets includes our investment banking, sales and trading and other related services. Investment banking provides capital markets and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Our sales and trading businesses operate across the spectrum of equities, fixed income and foreign exchange products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance, as well as other principal and corporate investing activities.

•	Asset Management provides investment management services to investors in the U.S. and overseas and makes capital investments in managed funds and accounts.
Financial information regarding our reportable business segments for the years ended November 30, 2018, 2017 and 2016 is set forth in Note 19, Segment Reporting in our consolidated financial statements included in this Annual Report on Form 10-K in Part II, Item 8.
Our Businesses
Capital Markets
Our Capital Markets segment focuses on Investment Banking, Equities and Fixed Income. We primarily serve institutional investors, corporations and government entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking
We provide our clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. Our services are enhanced by our deep industry expertise, our global distribution capabilities and our senior level commitment to our clients.
Approximately 900 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer & Retail; Energy; Financial Institutions; Healthcare; Industrials; Media, Communications & Information Services; Real Estate, Gaming & Lodging; Technology; Financial Sponsors and Public Finance. Our product coverage groups include equity capital markets, debt capital markets, and advisory, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Our geographic coverage groups include teams based in major cities in the United States, Toronto, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.
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
Corporate Lending
Jefferies Finance LLC (“Jefferies Finance”), our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Since its inception in 2004, Jefferies Finance has served as lead arranger of over 950 transactions representing over $195 billion in arranged volume. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Its Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.5 billion for borrowers generating between $50 million and $300 million of annual Earnings before interest, taxes, depreciation and amortization. Jefferies Finance typically syndicates to third party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio comprised of portions of loans it has arranged as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisers: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC. Jefferies Finance manages its investments in cash flow and traditional asset-based revolving credit. Apex Credit Partners LLC manages collateralized loan obligations which invest in predominately broadly syndicated loans. JFIN Asset Management LLC manages proprietary and third-party investments in middle market loans held in private funds and separately managed accounts.
Equities
Equities Research, Sales and Trading
We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisers, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,000 companies around the world and a further more than 800 companies are covered by nine leading local firms in Asia Pacific with which we maintain alliances.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Fixed Income
Fixed Income Sales and Trading
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.
Other
We also make principal investments in private equity and hedge funds managed by third parties as well as, from time to time, take on strategic investment positions. Additionally, on October 1, 2018 Jefferies transferred to us its investment in Berkadia Commercial Mortgage Holding LLC (“Berkadia”). Berkadia is our 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans, which are not part of the government agency programs.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third party. Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support and is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. Berkadia is required under its servicing agreements to maintain certain minimum servicer ratings or qualifications from the rating agencies. These ratings currently exceed the minimum ratings required by the related servicing agreements.
Asset Management
We manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes, many of these under the Leucadia Asset Management (“LAM”) umbrella. We are supporting and developing focused strategies managed by distinct management teams. Our products are currently offered by Jefferies investment advisers to pension funds, insurance companies, sovereign wealth funds, and other institutional investors through various platforms.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We continue to expand our asset management efforts, including the formation of strategic relationships with Weiss Multi-Strategy Advisers LLC and Schonfeld Strategic Advisors LLC. We invested $250 million in Weiss' strategy and own a profit share in the firm for the first year and a revenue share thereafter. In addition, we entered into an agreement with Schonfeld to merge the business of Folger Hill Asset Management with Schonfeld's fundamental equities business, under the Schonfeld brand. In connection with the transaction, LAM agreed to make a $250 million investment in the combined strategy, and will receive a revenue share in the combined ongoing fundamental equity business. This transaction closed on January 1, 2019.
On October 1, 2018, Jefferies transferred to us capital investments in certain separately managed accounts and funds.
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
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations that are actively involved in the regulation of financial services businesses. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants (“FCMs”) and swap dealers. The designated examining authority for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies LLC’s non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities commissions and attorneys general in those states in which they do business.
Broker-dealers are subject to SEC and FINRA regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees. Registered investment advisers are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisers that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, CFTC, FINRA or NFA, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisers, FCMs, commodity trading advisors, commodity pool operators and swap dealers. The SEC, CFTC, FINRA, NFA, state securities commissions and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisers, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations). In addition, broker-dealers, investment advisers, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments.
As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our subsidiaries that are provisionally registered swap dealers will become subject to capital requirements under Title VII of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) once the relevant rules become final. For additional information see Item 1A. Risk Factors - “Recent legislation and new and pending regulation may significantly affect our business.”
Jefferies Group LLC is not subject to any regulatory capital rules.
See Net Capital within Item 7. Management’s Discussion and Analysis and Note 18, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority, Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency and the Monetary Authority of Singapore. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors - “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

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
Legislation and new and pending regulation may significantly affect our business.
There is significant legislation and regulation affecting the financial services industry. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
The Dodd-Frank Act and the rules and regulations already adopted by the CFTC and still to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and security-based swaps and parties that deal in such derivatives. Two of our subsidiaries are provisionally registered as swap dealers with the CFTC and are members of the NFA. We may also be required in the future to register one or more additional subsidiaries as security-based swap dealers with the SEC. In this regard, a number of key rules applicable to security-based swap dealers, such as those relating to capital, margin, and segregation, have not yet been adopted by the SEC and, depending on the final rules relating thereto, may require substantial costs and impose significant burdens. Title VII and related impending regulations subject certain swaps and security-based swaps to mandatory clearing and exchange trading requirements and subject swap dealers and security-based swap dealers to significant entity and transaction requirements. Pursuant to regulations adopted by the CFTC and bank regulations, swap dealers are required to post and collect variation margin (comprised of specified liquid instruments and subject to a haircut) in connection with the trading of un-cleared swaps. We have already incurred significant compliance and operational costs as a result of the Dodd-Frank Act swap business conduct rules and mandatory variation margin, and when all the final rules contemplated by Title VII have been implemented, our swap dealer entities will also be subject to mandatory capital requirements that will likely have an effect on our business. The CFTC has adopted many regulations relating to swap dealers and swaps transactions, but a number of them have only recently become effective and certain requirements remain to be finalized. While there continues to be uncertainty about the full impact of these changes, we will continue to be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The European Market Infrastructure Regulation (“EMIR”) relating to derivatives entered into force during August 2012 and introduced certain requirements in respect of derivative contracts including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and record keeping requirements in respect of all derivative contracts. EMIR’s requirements primarily apply to “financial counterparties” such as European Union (“EU”) authorized investment firms, credit institutions, insurance companies, UCITs and alternative investment funds managed by EU authorized alternative investment fund managers, and “non-financial counterparties” (being an EU entity which is not a financial counterparty). EMIR also applies to non-EU regulated entities which transact derivatives with in-scope EU counterparties, if such non-EU regulated entities would be classified as financial counterparties or non-financial counterparties if they were established in the EU. As a result, members of our group who are EU-regulated entities or subsidiaries and, when transacting with in-scope EU counterparties, members of our group who are non-EU regulated entities or subsidiaries may be subject to additional obligations and/or costs that may not otherwise have applied.
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
In May 2018, the EU’s new General Data Protection Regulation (“GDPR”) came into force replacing the EU Data Protection Directive. The changes imposed by the GDPR have a significant impact on how businesses can collect and process the personal data of EU individuals, including the requirement for business to self-report personal data breaches to the relevant supervisory authority and, under certain circumstances, to the affected data subjects, and provide additional rights to individuals whose data is processed, including the “right to erasure” (also commonly known as the right to be forgotten) by having their records erased and the right to data portability. Penalties for non-compliance are also significantly higher, with the maximum fine being the higher of €20 million or 4% of global turnover for the preceding year. In addition, numerous proposals regarding privacy and data protection are pending before U.S. and non-U.S. legislative and regulatory bodies.
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
We are subject to extensive laws, rules and regulations in the countries in which we operate. Firms that engage in providing financial services must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover many aspects of providing financial services.
Our regulators supervise our business activities to monitor compliance with applicable laws, rules and regulations. In addition, if there are instances in which our regulators question our compliance with laws, rules, or regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigations or similar reviews. At this time, all such investigations and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, or regulations, or that such investigations and similar reviews will not result in significant or material adverse regulatory requirements, regulatory enforcement actions, fines or other adverse impact to the operation of our business.
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisers or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•
Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and deglobalization resulting from the current populist political movement has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business.

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

•	Adverse changes in the market could lead to regulatory restrictions that may limit or halt certain of our business activities.

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
We operate substantial parts of our EU businesses from entities based in the U.K. Upon the U.K. leaving the EU, the regulatory and legal environment that would then exist, and to which our U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements the U.K. agreed with the EU and other trading partners. It is highly likely that changes to our legal entity structure and operations in Europe will be required as a result of these arrangements, which might result in a less efficient operating model across our European legal entities. We are in the process of implementing plans to ensure our continued ability to operate in the U.K. and the EU beyond the expected exit date.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Recent U.S. tax legislation may have a material adverse effect on our financial condition, results of operations and cash flows of us or our parent.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. This legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and remains unclear in certain respects and will require final interpretations and regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Thus, the impact of certain aspects of the legislation on us remains unclear and could have an adverse impact on our financial condition, results of operations and cash flows.
If our tax filing positions were to be challenged by federal, state and local foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.
We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.
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
A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities, loans, derivative contracts and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of the level and volatility of equity, fixed income and commodity prices (including oil prices), lack of trading volume and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume and complexity of transactions could also constrain our ability to expand our businesses.
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
Any cyber attack or other security breach of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.
Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems and processes.
Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in a loss of business.
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered. All of which would further increase the costs and consequences of such an attack.
We may also be subject to liability under various data protection laws. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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

Item 1B. Unresolved Staff Comments
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
The Company’s results of operations for the 12 months ended November 30, 2018 (“2018”), November 30, 2017 (“2017”) and November 30, 2016 (“2016”) are discussed below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
Provisional Tax Charge
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. We incurred a provisional tax charge of $163.7 million in the three months ended February 28, 2018, as a result of the enactment of the Tax Act. This provisional estimate was slightly adjusted in the subsequent quarters of 2018, which resulted in a total provisional tax charge of $165.1 million during the year ended November 30, 2018. Of this amount, $112.7 million relates to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the provisional charge relates to a toll charge on the deemed repatriation of unremitted foreign earnings. Additionally, income tax expense for the year ended November 30, 2018 has been impacted due to certain tax planning actions taken with respect to our non-U.S. subsidiaries as a result of the Tax Act. We continue to obtain and analyze additional information and guidance as it becomes available to complete our accounting for the tax impact related to the Tax Act. The provisional accounting charge may change until the accounting analysis is finalized, which will occur in the first quarter of fiscal 2019, as permitted by Staff Accounting Bulletin No. 118 (“SAB 118”), which was issued by the Securities and Exchange Commission (“SEC”) staff on December 22, 2017. Refer to Note 16, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the Tax Act and SAB 118.
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2018	2017	2016	2018	2017
Net revenues	$3,183,376	$3,198,109	$2,414,614	(0.5)%	32.4%
Non-interest expenses	2,773,709	2,693,185	2,384,642	3.0%	12.9%
Earnings before income taxes	409,667	504,924	29,972	(18.9)%	1,584.7%
Income tax expense	250,650	147,340	14,566	70.1%	911.5%
Net earnings	159,017	357,584	15,406	(55.5)%	2,221.1%
Net earnings (loss) attributable to noncontrolling interests	256	86	(28)	197.7%	N/M
Net earnings attributable to Jefferies Group LLC	158,761	357,498	15,434	(55.6)%	2,216.3%
Effective tax rate	61.2%	29.2%	48.6%	109.6%	(39.9)%
N/M — Not Meaningful
Impact of Adopting Revenue Recognition Guidance
On December 1, 2017, we adopted Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (the “new revenue standard”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our Consolidated Statements of Earnings. The new revenue standard has been applied prospectively from December 1, 2017 and reported financial information for historical comparable periods have not been revised. The adoption of the new revenue standard resulted in a reduction of beginning Member’s paid in capital of $6.1 million after-tax as a cumulative effect of adoption of an accounting change. The impact of adoption is primarily related to investment banking expenses that were deferred at November 30, 2017 under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard, and investment banking revenues that were previously recognized in prior periods, which would have been deferred at November 30, 2017 under the new revenue standard.
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities, and as a result, did not have an impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transactions revenues, Interest income and Interest expense.
There is no significant impact as a result of applying the new revenue standard to our results of operations for the year ended November 30, 2018, except as it relates to the presentation of certain investment banking expenses. Investment banking revenues had historically been recorded net of related out-of-pocket deal expenses directly related to investment banking engagements. Under the new revenue standard, all investment banking expenses are recognized within their respective expense category in our Consolidated Statement of Earnings and any expense reimbursements are recognized as Investment banking revenues (i.e., revenues are no longer presented net of the related out-of-pocket deal expenses). Expenses directly associated with underwriting activities are recorded to a new non-compensation expense line item: "Underwriting costs". The impact of this change in presentation is an identical increase in both Investment banking revenues and Total non-compensation expenses for the year ended November 30, 2018 of $131.8 million. This change in presentation has no impact on Net earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further information.

Executive Summary
2018 Compared with 2017
Consolidated Results

•
Net revenues for 2018 were $3,183.4 million, compared with $3,198.1 million for 2017, a decrease of $14.7 million, or 0.5%. A decline in our fixed income sales and trading and other net revenues was offset by an increase of $129.8 million in investment banking revenues, although our investment banking net revenues in 2018 included $131.8 million in net revenues as a result of the new revenue standard. (Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard.)

•	Our results for 2018 reflect record equity capital markets and advisory net revenues.

•	Our 2017 results included a net gain of $93.4 million from our investment in KCG Holdings, Inc. (“KCG”), which was sold in July 2017.

•
We continued to maintain strong leverage ratios and liquidity and a strong capital base throughout 2018. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
Our equities net revenues had a slight decline of 1.3% for 2018 compared to 2017, as record results posted in 2018 for our overall global core sales and trading business and within the U.S., Europe and Asia Pacific regions were offset by losses in certain block positions in 2018 compared with gains in 2017.

•
Our fixed income net revenues for 2018 were below those for 2017, primarily due to difficult market conditions in our global investment grade credit businesses predominately in the fourth quarter of 2018. Further, performance in the first quarter of 2017 was bolstered by robust trading activity following the 2016 U.S. Presidential election, which was not repeated in the current year.

•
Our investment banking revenues for 2018 reflect continued strong performance in both our equity capital markets and advisory businesses, as we increased our fee market share in both businesses, as well as an increase of $131.8 million in investment banking net revenues during the year ended November 30, 2018, as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard.

•
Net revenues from our other business category for 2018 were $45.3 million, compared with $93.0 million for 2017. Results in 2017 included a net gain of $93.4 million from our investment in KCG, which was sold in July 2017.

•	Net revenues for 2018 also included losses from asset management of $1.1 million, compared with asset management revenues of $28.2 million for 2017.
Expenses

•
Non-interest expenses for 2018 increased $80.5 million, or 3.0%, to $2,773.7 million, compared with $2,693.2 million for 2017, reflecting an increase in Non-compensation expenses, partially offset by a decrease in Compensation and benefits expense.

•
Compensation and benefits expense for 2018 was $1,736.3 million, a decrease of $92.8 million, or 5.1%, from 2017. Compensation and benefits expense as a percentage of Net revenues was 54.5% for 2018, compared with 57.2% in 2017.

•
Non-compensation expenses for 2018 increased $173.4 million, or 20.1%, to $1,037.4 million, compared with $864.1 million for 2017, primarily due to an increase of $131.8 million mostly across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Headcount

•
At November 30, 2018, we had 3,596 employees globally, an increase of 146 employees from our headcount of 3,450 at November 30, 2017. Our headcount increased primarily as a result of continued hiring in investment banking, as well as additions in our asset management and equities businesses.

2017 Compared with 2016
Consolidated Results

•	Net revenues for 2017 were an annual record of $3,198.1 million, compared with $2,414.6 million for 2016, an increase of $783.5 million, or 32.4%.

•	The results for 2017 were due to then record investment banking revenues and higher equities net revenues, partially offset by lower fixed income net revenues.
Business Results

•
Then record investment banking revenues for 2017 reflect record debt capital markets revenues, previous record advisory revenues and significantly higher equity capital markets revenues, as a result of higher transaction volumes and values throughout 2017, driven in part by our effort to continue to expand our investment banking team through promotions and new hires. Our investment banking revenues also included income of $90.8 million from our joint venture investment in Jefferies Finance LLC (“Jefferies Finance”) in 2017, compared with a loss of $9.3 million in 2016.

•	Our equities net revenues improved 12.9% for 2017 compared to 2016 primarily due to gains in certain block positions in 2017 compared with losses in 2016.

•	The decrease in fixed income net revenues is primarily due to lower volumes and volatility, which negatively impacted our client flow oriented fixed income businesses in the last nine months of 2017.

•
Net revenues from our other business category for 2017 were $93.0 million, compared with $1.0 million for 2016. The increase in net revenues from our other business category was primarily attributable to a net gain of $93.4 million recognized during 2017 from our investment in KCG, compared with a net gain of $19.6 million in 2016. KCG was sold in full on July 20, 2017.

•	Net revenues for 2017 also included asset management revenues of $28.2 million, compared with $76.3 million in 2016.
Expenses

•
Non-interest expenses for 2017 increased $308.5 million, or 12.9%, to $2,693.2 million, compared with $2,384.6 million for 2016, reflecting primarily an increase in Compensation and benefits expense, and a smaller increase in Non-compensation expenses.

•
Compensation and benefits expense for 2017 was $1,829.1 million, an increase of $260.1 million, or 16.6%, from 2016, as a result of significantly higher net revenues. Compensation and benefits expenses as a percentage of Net revenues was 57.2% for 2017, compared with 65.0% in 2016. The unusually high compensation ratio in 2016 was due to the significantly lower net revenue results in 2016 and the relationship of non-discretionary compensation to the net revenue decline. The lower ratio in 2017 demonstrates the operating leverage inherent in our business model.

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

Headcount

•
At November 30, 2017, we had 3,450 employees globally, an increase of 121 employees from our headcount of 3,329 at November 30, 2016. Our headcount increased primarily as a result of a 60 person increase in our investment banking headcount consistent with our strategic plan to drive growth in this effort, as well as increases in other core businesses and corporate services due to business growth.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Revenues by Source
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.
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
The “Results of our Operations” has historically been presented on a product basis. Prior to the first quarter of 2018, we presented “Revenues by Source” as follows: equities, fixed income, investment banking and asset management. As of the first quarter of 2018, we are reporting our “Revenues by Source” along the following business lines: equities, fixed income, investment banking, asset management and other. Additionally, the results of the investment banking business now includes a new subcategory “Other investment banking”, which contains our share of net earnings from our corporate lending joint venture, Jefferies Finance, as well as any gains and losses from any securities or loans received or acquired in connection with our investment banking efforts. Previously reported results are presented on a comparable basis in the tables below.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2018		2017		2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2018	2017
Equities	$665,557	20.9%	$674,424	21.1%	$597,445	24.8%	(1.3)%	12.9%
Fixed income	559,712	17.6	618,388	19.3	654,337	27.1	(9.5)%	(5.5)%
Total sales and trading	1,225,269	38.5	1,292,812	40.4	1,251,782	51.9	(5.2)%	3.3%

Equity (1)	454,555	14.3	344,973	10.8	235,207	9.7	31.8%	46.7%
Debt (1)	635,606	19.9	649,220	20.3	304,576	12.6	(2.1)%	113.2%
Capital markets	1,090,161	34.2	994,193	31.1	539,783	22.3	9.7%	84.2%
Advisory (1)	820,042	25.8	770,092	24.1	654,190	27.1	6.5%	17.7%
Other investment banking	3,638	0.1	19,776	0.6	(108,487)	(4.5)	(81.6)%	N/M
Total investment banking	1,913,841	60.1	1,784,061	55.8	1,085,486	44.9	7.3%	64.4%

Other	45,316	1.4	92,987	2.9	999	—	(51.3)%	9,208.0%

Total Capital Markets	3,184,426	100.0	3,169,860	99.1	2,338,267	96.8	0.5%	35.6%

Asset management fees	21,214	0.7	19,224	0.6	23,711	1.0	10.4%	(18.9)%
Investment return	(22,264)	(0.7)	9,025	0.3	52,636	2.2	N/M	(82.9)%
Total Asset Management	(1,050)	—	28,249	0.9	76,347	3.2	N/M	(63.0)%

Net revenues	$3,183,376	100.0%	$3,198,109	100.0%	$2,414,614	100.0%	(0.5)%	32.4%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking net revenues for the year ended November 30, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $131.8 million in investment banking net revenues during the year ended November 30, 2018, as compared to the years ended November 30, 2017 and 2016. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard.

Equities Net Revenue
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
2018 Compared with 2017

•
In April 2018, our core U.S. sales and trading business received top ranks from Greenwich Associates for our 2017 performance. This includes ranking #1 in electronic trading service and product quality, #1 in small and mid-cap equities trading, #3 in healthcare research and #4 in sales capability. In September 2018, we ranked #2 in U.S. Convertibles from Greenwich Associates.

•	Total equities net revenues were $665.6 million for 2018, a decrease of $8.8 million, compared with $674.4 million for 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Equities posted record results in 2018 for our overall global core sales and trading business and within the U.S., Europe and Asia Pacific regions. Our results include records for our electronic trading, equity derivatives and prime brokerage businesses. The increase in equities net revenues from our core equities sales and trading businesses was offset by losses in certain block positions in 2018 compared with gains in 2017.

•
The results in equities net revenues during 2018 reflect improved performance in various core global equities businesses, primarily driven by higher revenues in our equity derivatives, electronic trading and prime brokerage businesses, primarily due to higher equity volatility, overall improved market trading volumes and an increase in our commissions. This was partially offset by a decrease in our U.S. and European cash equities, convertibles and securities finance businesses, primarily due to lower customer activity. European revenues were also lower as a result of the delay in advisory payments and the impact of unbundling due to the Market in Financial Instruments Directive (“MiFID II”) regulation.

2017 Compared with 2016

•	Total equities net revenues were $674.4 million for 2017, an increase of $77.0 million compared with $597.4 million for 2016.

•
Equities net revenues increased with higher revenues in our electronic trading, prime brokerage services, and Asia Pacific cash equities businesses, primarily due to increased customer activity and increased trading volumes. The increase was partially offset by lower revenues in our equity derivatives and Europe cash equities businesses, primarily due to reduced market making activities and lower equity volatility. In addition, results in 2017 included certain strategic investment gains compared with losses in 2016.

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
Fixed income net revenues in 2017 and 2016 also included our share of the net earnings from our joint venture investment in Jefferies LoanCore, which was accounted for under the equity method. On October 31, 2017, we sold all of our membership interests in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, we may be entitled to additional cash consideration over the next four years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds.
2018 Compared with 2017

•
Fixed income net revenues totaled $559.7 million for 2018, a decrease of $58.7 million compared with net revenues of $618.4 million in 2017, primarily due to difficult market conditions in our global investment grade credit businesses predominately in the fourth quarter of 2018. Further, performance in the first quarter of 2017 was bolstered by robust trading activity following the 2016 U.S. Presidential election, which was not repeated in the current year. The following highlights the main components of the results:

◦	Revenues in our U.S. securitized markets group were significantly improved, primarily as our business continues to focus on the securitization of non-commoditized products.

◦
Revenues in our leveraged credit business were strong as we enhanced our trading and coverage team across loans, bonds and distressed products, as well as increased results from secondary trading of floating rate loans, while balancing market risk.

◦
Revenues declined in our global investment grade credit business as lack of volatility and higher interest rates reduced trading volumes resulting in increased competition chasing limited opportunities. During the fourth quarter, credit spreads widened and new issue activity slowed, further reducing client trading activity.

◦	Revenues in our international securitized markets group were down due to limited market opportunities as the European Central Bank’s quantitative easing program comes to an end.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
Global rates revenues in 2018 declined due to uncertainty over Brexit and international economic concerns. In addition, the opportunities in the prior year, primarily in the first quarter of 2017, from volatility from the U.S. Presidential Election and European election cycles were not replicated in the current year.

◦
Revenues in our municipal trading business were lower on reduced market activity driven by changes in federal tax legislation and the backdrop of increased interest rates dampened investor interest. The business outperformed in the prior year, as macro events drove a more favorable trading environment.

◦	The prior year also included revenues from our share of Jefferies LoanCore, which was sold in October 2017, as well as revenues from non-core fixed income products that have now been deemphasized.
2017 Compared with 2016

•	Fixed income net revenues were $618.4 million for 2017, a decrease of $35.9 million, compared with net revenues of $654.3 million in 2016.

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

◦
Our municipal securities business performed well for the greater part of the year, driven by increased client activity as new team members were added and market share expanded. Performance for the municipal securities business was partially dampened at the end of the 2017 fiscal year as the municipal bond market dislocated over concerns around the potential impacts of pending U.S. tax reform on both municipal bond issuers and investors.

◦
Revenues in our corporates and emerging markets business declined in a maturing credit cycle as volatility and transaction spreads decreased from prior year levels, while demand for new issuances and higher yielding investments and higher levels of volatility were prevalent in 2016.

◦
Lower revenues in our global rates and U.S. securitized markets group business were due to lower levels of volatility resulting in lower transaction based revenues. In the U.S. securitized markets businesses this was partially offset by increased activity in origination businesses including collateralized loan obligations.

◦	Net revenues from our share of Jefferies LoanCore, which was sold in October 2017, increased slightly during 2017 as compared to 2016 due to an increase in loan closings and syndications.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

				% Change from Prior Year
	2018	2017	2016	2018	2017
Equity (1)	$454,555	$344,973	$235,207	31.8%	46.7%
Debt (1)	635,606	649,220	304,576	(2.1)%	113.2%
Capital markets	1,090,161	994,193	539,783	9.7%	84.2%
Advisory (1)	820,042	770,092	654,190	6.5%	17.7%
Other investment banking	3,638	19,776	(108,487)	(81.6)%	N/M
Total investment banking	$1,913,841	$1,784,061	$1,085,486	7.3%	64.4%
N/M — Not Meaningful

(1)
As a result of the new revenue standard, investment banking revenues for the year ended November 30, 2018 reflect changes to the presentation of investment banking expenses and reimbursements thereof. Prior to the first quarter of 2018, certain investment banking expenses have been presented net against investment banking revenues. This change in presentation resulted in an increase of $131.8 million in investment banking net revenues during the year ended November 30, 2018, as compared to the years ended November 30, 2017 and 2016. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard.

The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2018	2017	2016	2018	2017	2016
Public and private debt financings	969	1,121	892	$270.1	$292.1	$188.6
Public and private equity and convertible offerings (1)	193	173	129	43.3	59.7	24.4
Advisory transactions (2)	195	181	179	193.9	180.6	135.2

(1)	We acted as sole or joint bookrunner on 179, 164 and 125 offerings during 2018, 2017 and 2016, respectively.

(2)	The number of advisory deals completed includes 15, 10 and 18 restructuring and recapitalization transactions during 2018, 2017 and 2016, respectively.
2018 Compared with 2017

•
Total investment banking revenues were $1,913.8 million for 2018, including an increase of $131.8 million in investment banking net revenues as a result of the new revenue standard. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard. Our results reflect continued strong performance in both our equity capital markets and advisory businesses, as we increased our fee market share in both businesses.

•
From equity and debt capital raising activities, we generated $454.6 million and $635.6 million in revenues, respectively, for 2018, compared with $345.0 million and $649.2 million in revenues, respectively, in 2017.

•
Other investment banking revenues were $3.6 million for 2018, compared with $19.8 million in 2017. The results reflect net revenues of $98.6 million and $90.8 million in 2018 and 2017, respectively, from our share of the profits of the Jefferies Finance joint venture, which were offset by the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

2017 Compared with 2016

•
Total investment banking revenues were a then record $1,784.1 million for 2017, 64.4% higher than 2016. This increase was due to strong performance across our debt capital markets, equity capital markets and advisory businesses, supported by a strong overall capital raising and merger and acquisition environment. In 2016, new issue equity and leveraged finance capital markets were virtually closed throughout January and February and remained slow throughout 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Capital markets revenues in 2017 increased 84.2% from 2016. Advisory revenues for 2017 increased 17.7% compared to 2016.

•
From equity and debt capital raising activities, we generated $345.0 million and $649.2 million in revenues, respectively, in 2017, compared with $235.2 million and $304.6 million in revenues, respectively, in 2016.

•
Other investment banking revenues were $19.8 million for 2017, compared with a loss of $108.5 million in 2016. The results reflect net revenues of $90.8 million and a net loss of $9.3 million in 2017 and 2016, respectively, from our share of the profits of the Jefferies Finance joint venture, which were offset by the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Other
Other is comprised of revenues from:

•	strategic investments other than Jefferies Finance (such as KCG through its sale in July 2017);

•	principal investments in private equity and hedge funds managed by third parties or related parties;

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur corresponding compensation expenses); and

•	our legacy Futures business.
Other also includes our share of the income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”) for the months of October and November 2018. On October 1, 2018, Jefferies Financial Group Inc. (“Jefferies”) transferred to us its 50% interest in Berkadia. See Note 1, Organization and Basis of Presentation and Note 9, Investments for further details on this transfer.
2018 Compared with 2017

•
Net revenues from our other business category totaled $45.3 million for 2018, a decrease of $47.7 million compared with $93.0 million in 2017. Results for 2017 included a net gain of $93.4 million from our investment in KCG, which was sold in July 2017, partially offset by foreign currency gains. The results in 2018 include net revenues of $20.0 million due to our share of income from Berkadia.

2017 Compared with 2016

•
Net revenues from our other business category totaled $93.0 million for 2017, an increase of $92.0 million compared with $1.0 million in 2016. Results for 2017 included a net gain of $93.4 million from our investment in KCG, compared with a net gain of $19.6 million for 2016.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us; and

•	investment income from capital invested in and managed by our asset management business and other asset managers.
In the fourth quarter of 2018, Jefferies transferred to us capital investments in certain separately managed accounts and funds. Due to this transfer, we have made changes to the presentation of our “Revenues by Source” in the fourth quarter of 2018 and are including investment income from capital invested in these separately managed accounts and funds within asset management revenues. Previously reported results are presented on a comparable basis. See Note 1, Organization and Basis of Presentation, and Note 20, Related Party Transactions, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on this transfer.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

				% Change from Prior Year
	2018	2017	2016	2018	2017
Asset management fees:
Equities	$1,900	$2,718	$1,757	(30.1)%	54.7%
Multi-asset	19,314	16,506	21,954	17.0%	(24.8)%
Total asset management fees	21,214	19,224	23,711	10.4%	(18.9)%
Investment return	(22,264)	9,025	52,636	N/M	(82.9)%
Total Asset Management	$(1,050)	$28,249	$76,347	N/M	(63.0)%
N/M — Not Meaningful
Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2018	2017
Assets under management (1):
Equities	$130	$218
Multi-asset	1,180	1,271
Total	$1,310	$1,489

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2018	2017	2016	2018	2017
Compensation and benefits	$1,736,264	$1,829,096	$1,568,948	(5.1)%	16.6%
Non-compensation expenses:
Floor brokerage and clearing fees	189,068	179,478	167,205	5.3%	7.3%
Underwriting costs	64,317	—	—	N/M	N/M
Technology and communications	305,655	279,242	262,396	9.5%	6.4%
Occupancy and equipment rental	100,952	102,904	101,133	(1.9)%	1.8%
Business development	163,756	99,884	93,105	63.9%	7.3%
Professional services	139,885	114,711	112,562	21.9%	1.9%
Other	73,812	87,870	79,293	(16.0)%	10.8%
Total non-compensation expenses	1,037,445	864,089	815,694	20.1%	5.9%
Total non-interest expenses	$2,773,709	$2,693,185	$2,384,642	3.0%	12.9%
N/M — Not Meaningful
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of certain share-based and cash compensation awards to employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

•
Included in Compensation and benefits expense are share-based amortization and cash-based expense for senior executive awards, non-annual share-based and cash-based awards to other employees and certain year end awards that contain future service requirements for vesting, all of which are being amortized over their respective future service periods. In addition, the senior executive awards contain market and performance conditions.

•	Refer to Note 15, Compensation Plans, included in this Annual Report on Form 10-K, for further details on compensation and benefits.
2018 Compared with 2017

•	Compensation and benefits expense was $1,736.3 million for 2018 compared with $1,829.1 million for 2017.

•	Compensation and benefits expense as a percentage of Net revenues was 54.5% for 2018 and 57.2% for 2017.

•	Compensation expense related to the amortization of share- and cash-based awards amounted to $302.0 million for 2018 compared with $278.2 million for 2017.

•
Employee headcount was 3,596 globally at November 30, 2018, an increase of 146 employees from our headcount of 3,450 at November 30, 2017. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in our asset management and equities businesses.

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

•
Employee headcount was 3,450 globally at November 30, 2017, an increase of 121 employees from our headcount of 3,329 at November 30, 2016. Our headcount has increased, primarily as a result of a 60 person increase in our investment banking headcount consistent with our strategic plan to drive growth in this effort, as well as increases in other core businesses and corporate services due to business growth.

Non-Compensation Expenses
2018 Compared with 2017

•	Non-compensation expenses were $1,037.4 million for 2018, an increase of $173.4 million, or 20.1%, compared with $864.1 million for 2017.

•
The increase in non-compensation expenses was primarily due to a $131.8 million increase mostly across Business development expenses and Underwriting costs, as a result of applying the new revenue standard to our results of operations for 2018. Refer to “Impact of Adopting Revenue Recognition Guidance” herein and Note 2, Summary of Significant Accounting Policies, and Note 3, Accounting Developments, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the new revenue standard. The increase was also due to an increase in Technology and communication expenses due to higher costs associated with the development of the various trading systems and our efforts to provide our professionals with modern digital tools to help them better serve our clients. The increase also includes higher Professional service expenses due to an increase in legal and consulting fees.

•	Non-compensation expenses as a percentage of Net revenues was 32.6% and 27.0% for 2018 and 2017, respectively.
2017 Compared with 2016

•	Non-compensation expenses were $864.1 million for 2017, an increase of $48.4 million, or 5.9%, compared with $815.7 million for 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
The increase in non-compensation expenses was consistent with the increased activity associated with higher net revenues, as well as increased spending on technology. At the same time, non-compensation expenses as a percentage of Net revenues declined from 33.8% to 27.0% again demonstrating strategically the operating leverage inherent in our business.

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

Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. In addition, on December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. Refer to Note 16, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on the Tax Act and SAB 118.
2018 Compared with 2017

•	For 2018, the provision for income taxes was $250.7 million, an effective tax rate of 61.2%, compared with a provision for income taxes of $147.3 million, an effective tax rate of 29.2%, for 2017.

•
The increase in the effective tax rate during 2018 as compared with 2017 is primarily due to the $165.1 million provisional tax charge related to the enactment of the Tax Act recorded in 2018. This increase in our 2018 effective tax rate was partially offset by net tax benefits arising from the expiration of certain federal and state statutes of limitations. Additionally, the effective tax rate for 2017 included net tax benefits arising from the repatriation of earnings from certain foreign subsidiaries during the year, along with their associated foreign tax credits. Excluding the provisional tax charge related to the enactment of the Tax Act, our adjusted annual effective tax rate would have been approximately 20.9%.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Valuation of Financial Instruments
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Unrealized gains or losses are generally recognized in Principal transactions revenues in our Consolidated Statements of Earnings.
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
Goodwill
At November 30, 2018, goodwill recorded in our Consolidated Statement of Financial Condition is $1,642.2 million (4.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2018.
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
The carrying values of goodwill by reporting unit at November 30, 2018 are as follows: $563.6 million in Investment Banking, $160.0 million in Equities and Wealth Management, $915.2 million in Fixed Income and $3.4 million in Asset Management.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Liquidity, Financial Condition and Capital Resources
Our Chief Financial Officer (“CFO”) and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.
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
We maintain modest leverage to support our investment grade ratings. The growth of our balance sheet is supported by our equity and we have quantitative metrics in place to monitor leverage and double leverage. Our capital plan is robust, in order to sustain our operating model through stressed conditions. We maintain adequate financial resources to support business activities in both normal and stressed market conditions, including a buffer in excess of our regulatory, or other internal or external, requirements. Our access to funding and liquidity is stable and efficient to ensure that there is sufficient liquidity to meet our financial obligations in normal and stressed market conditions.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	November 30,
	2018	2017	% Change
Total assets	$41,168.8	$39,705.7	3.7%
Cash and cash equivalents	5,145.9	5,164.5	(0.4)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	708.0	578.0	22.5%
Financial instruments owned	16,399.5	14,193.4	15.5%
Financial instruments sold, not yet purchased	9,478.9	8,171.9	16.0%
Total Level 3 assets	336.7	327.7	2.7%

Securities borrowed	$6,538.2	$7,721.8	(15.3)%
Securities purchased under agreements to resell	2,785.8	3,689.6	(24.5)%
Total securities borrowed and securities purchased under agreements to resell	$9,324.0	$11,411.4	(18.3)%

Securities loaned	$1,838.7	$2,843.9	(35.3)%
Securities sold under agreements to repurchase	8,643.1	8,660.5	(0.2)%
Total securities loaned and securities sold under agreements to repurchase	$10,481.8	$11,504.4	(8.9)%
Total assets at November 30, 2018 and 2017 were $41.2 billion and $39.7 billion, respectively, an increase of 3.7%. During 2018, average total assets were approximately 19.0% higher than total assets at November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at November 30, 2018 was $16.4 billion, an increase of 15.5% from inventory of $14.2 billion at November 30, 2017. Financial instruments sold, not yet purchased inventory was $9.5 billion at November 30, 2018, an increase of 16.0% from $8.2 billion at November 30, 2017. The increase in our total Financial instruments owned inventory and Financial instruments sold, not yet purchased inventory was primarily due to increases in corporate debt and equities securities due to the transfer to us, from Jefferies, of capital investments in certain separately managed accounts. See Note 1, Organization and Basis of Presentation and Note 20, Related Party Transactions for further details on this transaction. Excluding this transfer, the increase in Financial instruments owned inventory was due to higher mortgage- and asset-backed securities, government, federal agency and sovereign obligations and loans, partially offset by a decrease in corporate debt and equities securities within our sales and trading businesses. Excluding the increase due to the transfer, the remaining increase in Financial instruments sold, not yet purchased inventory was driven by higher derivative contracts inventory, sovereign obligations and loans, partially offset by lower corporate debt and equities securities. Our overall net inventory position was $6.9 billion and $6.0 billion at November 30, 2018 and 2017, respectively. Our Level 3 financial instruments owned as a percentage of total financial instruments owned declined to 2.1% at November 30, 2018 from 2.3% at November 30, 2017.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 18.3% from November 30, 2017 to November 30, 2018, primarily due to a decrease in our matched book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreements to repurchase decreased by 8.9% from November 30, 2017 to November 30, 2018, primarily due to a decrease in our match book activity, partially offset by a decrease in the netting benefit for our collateralized financing transactions. Our average month end balance of total reverse repos and stock borrows during 2018 were 57.5% higher than the November 30, 2018 balance. Our average month end balance of total repos and stock loans during 2018 were 46.6% higher than the November 30, 2018 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2018	2017
Securities Purchased Under Agreements to Resell:
Year end	$2,786	$3,690
Month end average	5,232	6,195
Maximum month end	7,593	7,814
Securities Sold Under Agreements to Repurchase:
Year end	$8,643	$8,661
Month end average	12,704	11,273
Maximum month end	15,579	13,679
Fluctuations in the balance of our repurchase agreements from period to period and intraperiod are dependent on business activity in those periods. Additionally, the fluctuations in the balances of our securities purchased under agreements to resell are influenced in any given period by our clients’ balances and our clients’ desires to execute collateralized financing arrangements via the repurchase market or via other financing products. Average balances and period end balances will fluctuate based on market and liquidity conditions and we consider the fluctuations intraperiod to be typical for the repurchase market.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		November 30,
		2018	2017
Total assets		$41,168,773	$39,705,691

Total equity		$6,182,404	$5,759,559

Total Jefferies Group LLC member’s equity		$6,180,493	$5,758,822
Deduct:	Goodwill and intangible assets	(1,824,638)	(1,842,882)
Tangible Jefferies Group LLC member’s equity		$4,355,855	$3,915,940

Leverage ratio (1)		6.7	6.9
Tangible gross leverage ratio (2)		9.0	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.8 billion at November 30, 2018 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2018, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2018	Average Balance Quarter ended November 30, 2018 (1)	November 30, 2017
Cash and cash equivalents:
Cash in banks	$2,333,476	$2,367,239	$2,244,207
Money market investments	2,812,410	2,023,884	2,920,285
Total cash and cash equivalents	5,145,886	4,391,123	5,164,492
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	958,539	966,541	1,031,252
Other (3)	499,576	531,030	513,293
Total other sources	1,458,115	1,497,571	1,544,545
Total cash and cash equivalents and other liquidity sources	$6,604,001	$5,888,694	$6,709,037
Total cash and cash equivalents and other liquidity sources as % of Total assets	16.0%		16.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.8%		17.7%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2018, we had the ability to readily obtain repurchase financing for 74.4% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2018 and 2017 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30,
	2018		2017
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$1,907,064	$317,189	$1,718,617	$272,380
Corporate debt securities	1,775,721	104,685	2,475,291	57,290
U.S. government, agency and municipal securities	2,648,843	294,030	1,954,697	185,481
Other sovereign obligations	2,626,212	840,578	2,050,942	996,421
Agency mortgage-backed securities (1)	2,972,638	—	1,742,977	—
Loans and other receivables	272,201	—	243,664	—
Total	$12,202,679	$1,556,482	$10,186,188	$1,511,572

(1)
Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages, collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.

(2)	Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $13.0 billion and $11.9 billion for 2018 and 2017, respectively. Average unencumbered liquid financial instruments were $1.6 billion for both 2018 and 2017.
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
Sources of Funding and Capital Resources
Our assets are funded by equity capital, senior debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 69.5% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at November 30, 2018.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2018, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, and structured notes totaled $387.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $472.6 million and $482.4 million for 2018 and 2017, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facility:

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2018, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2018, the outstanding notes were $881.5 million, bear interest at a spread over London Interbank Offered Rate (“LIBOR”) and mature from April 2019 to September 2019.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2018 and 2017, we had total long-term capital of $11.8 billion and $11.2 billion resulting in a long-term debt to equity capital ratio of 0.92:1 and 0.94:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at November 30, 2018 and 2017 was as follows (in thousands):

	November 30,
	2018	2017
Long-Term Debt (1)	$5,657,420	$5,402,590
Total Equity	6,182,404	5,759,559
Total Long-Term Capital	$11,839,824	$11,162,149

(1)
Long-term debt at November 30, 2018 excludes $5.7 million of our structured notes, as these notes mature on February 26, 2019, $699.7 million of our 8.500% senior notes, as these notes mature on July 15, 2019, and $183.5 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”). Long-term debt at November 30, 2017 excludes $7.1 million of our structured notes, as these notes matured on May 4, 2018, $324.8 million of our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”), as these debentures were redeemable beginning on November 1, 2017, and $682.3 million of our 5.125% senior notes, as these notes matured on April 13, 2018. The $324.8 million of our convertible debentures were redeemed on January 5, 2018. Refer to Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K for further details on these notes.

Long-Term Debt
During 2018, long-term debt increased $129.4 million. This amount includes the issuance of 4.150% senior notes on January 23, 2018 with a total principal amount of $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $173.2 million, net of retirements, were issued during the year. At November 30, 2018, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at November 30, 2018 was $686.2 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
During 2017, our debentures were called for redemption at a redemption price equal to 100% of the principal amount of the debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Debentures of $20.2 million and $324.8 million were redeemed on November 1, 2017 and January 5, 2018, respectively. In addition, our 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018. For further information, see Note 12, Long-Term Debt, and Note 20, Related Party Transactions, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During 2018, we entered into a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of at $185.0 million. At November 30, 2018, borrowings under the Revolving Credit Facility amounted to $183.5 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the year and at November 30, 2018, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
At November 30, 2018, our long-term debt has a weighted average maturity of approximately 8.6 years.
Our long-term debt ratings at November 30, 2018 are as follows:

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
At November 30, 2018, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2018, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $55.8 million. For certain foreign clearing organization’s credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equity Capital
As compared to November 30, 2017, the increase to total Jefferies Group LLC member’s equity at November 30, 2018 is primarily attributed to net earnings during 2018 and a capital contribution from Jefferies due to Jefferies’ transfer of its 50% interest in Berkadia and capital investments in certain separately managed accounts and funds to us on October 1, 2018. See Note 1, Organization and Basis of Presentation, Note 9, Investments and Note 20, Related Party Transactions for further details on this transaction. The increase to total Jefferies Group LLC member’s equity at November 30, 2018 is partially offset by dividend distributions to Jefferies from us.
On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies, in the amount of $200.0 million, which was paid on January 31, 2018, and reduced our total equity. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive Net earnings attributable to Jefferies Group LLC (as adjusted for preceding loss quarters, if any). In addition, during the year ended November 30, 2018, we paid additional dividends of $48.7 million to Jefferies, based on our results for the nine months ended August 31, 2018. For the three months ended November 30, 2018, we have accrued include a dividend payable in the amount of $30.7 million, based on our results for the quarter ended November 30, 2018.
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
At November 30, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,739,435	$1,635,960
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
On March 29, 2017, the United Kingdom notified the European Council and triggered a two-year period to negotiate its withdrawal from the European Union on March 29, 2019 (“Brexit”), absent any extensions or changes to this time schedule. While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, we have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our UK broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. Our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

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
In the normal course of business we engage in other off balance-sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities see Note 2, Summary of Significant Accounting Policies, Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At November 30, 2018, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.
For information on our commitments and guarantees, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The table below provides information about our contractual obligations at November 30, 2018. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$705.4	$564.7	$823.4	$663.4	$3,605.9	$6,362.8
Revolving credit facility	—	—	183.5	—	—	183.5
Interest payment obligations on long term debt (2)	324.1	288.0	470.4	382.9	1,469.7	2,935.1
Operating leases (net of subleases) - premises and equipment (3)	60.5	52.5	112.2	112.6	371.3	709.1
Master sale and leaseback agreement (3)	0.2	—	—	—	—	0.2
Purchase obligations (4)	147.8	101.1	134.3	75.8	110.9	569.9
Total contractual obligations	$1,238.0	$1,006.3	$1,723.8	$1,234.7	$5,557.8	$10,760.6

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Amounts based on applicable interest rates at November 30, 2018.

(3)
For additional information on operating leases related to certain premises and equipment and a master sale and leaseback agreement, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2018 reflect the minimum contractual obligations under legally enforceable contracts.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Subsequent to November 30, 2018 and on or before January 31, 2019, we expect to make cash payments of $873.1 million related to compensation awards for fiscal 2018. See Note 15, Compensation Plans, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

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
Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including the Risk Management, Operations, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.
In achieving our strategic business objectives, our risk appetite incorporates keeping our clients’ interests at the top of our priority list and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent and conservative risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to oversight and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management with risk oversight responsibilities assigned to those areas of the business that have the appropriate knowledge.
For discussion of liquidity and capital risk management, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.
Governance and Risk Management Structure
Our Board of Directors (“Board”). Our Board plays an important role in reviewing our risk management process and risk tolerance. Our Global Chief Risk Officer (“CRO”) and Global Treasurer meet with our Board on no less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions. Additionally, our risk management team continuously monitors our various businesses, the level of risk the businesses are taking and the efficacy of potential risk mitigation strategies and presents this information to our senior management and Board.
Our Board also fulfills its risk oversight role through the operations of its various committees, including its Audit Committee. The Audit Committee has responsibility for risk oversight in connection with its review of our financial statements, internal audit function and internal control over financial reporting, as well as assisting our Board and senior management with our legal and regulatory compliance and overseeing our Code of Business Practice. The Audit Committee is also updated on risk controls at each of its regularly scheduled meetings.
Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within our risk management framework.
We make extensive use of internal committees to govern risk taking and ensure that business activities are properly identified, assessed, monitored and managed. The Risk Management Committee (“RMC”) and membership is comprised of our Chief Executive Officer and Chairman, Chairman of the Executive Committee, CFO, CRO and Global Treasurer. Our other risk related committees govern risk taking and ensure that business activities are properly managed for their area of oversight.
Risk Committees.

•
RMC - the principal committee that governs our risk-taking activities. The RMC meets weekly to discuss our risk profile and discuss business or market trends and their potential impact on the business. The Committee approves our limits as a whole, and across risk categories and business lines, reviews limit breaches, and approves risk policies and stress testing methodologies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Executive Committee - provides insight, perspective and guidance for the day-to-day operations and strategic direction of their respective businesses and us as a whole.

•
Operating Committee - brings together the managers of all control areas and the business line chief operating officers, whereby each department presents issues regarding current and proposed business. This committee provides the key forum for coordination and communication between the control managers entirely focused on our activities as a whole.

•
Asset / Liability Committee - seeks to ensure effective management and control of the balance sheet in terms of risk profile, adequacy of capital and liquidity resources, and funding profile and strategy. The committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. This includes recommendations for capital and balance sheet size, as well as the allocation of capital to our businesses.

•
Independent Price Verification Committee - establishes our valuation policies and procedures and is responsible for independently validating the fair value of our financial instruments. The committee, which is comprised of stakeholders represented by the CFO, Internal Audit, Risk Management and Controllers, meets monthly to assess and approve the results of our inventory price testing.

•
New Business Committee - reviews new business, products and activities and extensions of existing businesses, products and activities that may introduce materially different or greater risks than those of a business’ existing activities. The new business approval process is a key control over new business activity. The objectives are to notify all relevant functions of the intention to introduce a new product, business or activity, to share information between functions and to ensure there is a thorough understanding of the proposal.

•
Vendor Risk Committee - oversees our vendor assurance program, reviews the list of critical vendors annually, ensures that our vendor risk management policy is being applied consistently and operated effectively and that the overall level of vendor risk is in line with our approved risk levels.

•
Model Governance Committee - approves the model risk policy and sets common standards for managing model risk, and reviews and approves all model validation reports. The committee also reviews model validation findings and monitors the completion of any remedial action.

Risk Policy Framework
We maintain risk management policies which detail our risk management approach and controls. The Risk Management Department is responsible for ensuring policies are reviewed and approved annually, or in response to any material change in business activity or risk profile. All policies are reviewed and approved by the RMC.
Our policies set forth the governance structures, business controls, and risk mitigation strategies in place to manage risk. The policies also set out the measures or limits to manage our risks in accordance with our risk tolerance, as well as outline the risk exposure reporting requirements. All policies articulate the governance process for the development of the policies and the risk measurement techniques that are used and the business controls that are in place to manage any principal risks. The policies also set forth the processes and systems that are used to monitor the risk and the processes and escalation channels used to report the risk.
Our risk management policies include the following:

•	Market Risk Management Policy;

•	Operational Risk Management Policy;

•	Credit Risk Management Policy;

•	Independent Price Verification Policy;

•	Model Risk Management Policy;

•	Vendor Risk Management Policy; and

•	New Business Approval Policy.
Risk Considerations
We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects our risk tolerance for a certain activity under normal business conditions. Key metrics included in our risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk (“VaR”), sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage and cash capital.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Market Risk
Market risk is defined as the risk of loss due to fluctuations in the market value of financial assets and liabilities attributable to changes in market variables.
Our market risk principally arises from interest rate risk, from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads, and from equity price risks from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. In addition, commodity price risk results from exposure to the changes in prices and volatilities of individual commodities, commodity baskets and commodity indices, and foreign exchange risk results from changes in foreign currency rates.
Market risk is present in our market making, proprietary trading, underwriting, specialist and investing activities and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of our trading businesses.
Trader Mandates
Trading is principally managed through front office trader mandates, where each trader is provided a specific mandate in line with our product registry. Mandates set out the activities, currencies, countries and products that the desk is permitted to trade in and set the limits applicable to the desk. Traders are responsible for knowing their trading limits and trading in a manner consistent with their mandate. Trader mandates are reviewed annually and as part of the new business proposal process.
VaR
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions on our trading portfolios by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level.
As with all measures of VaR, our estimate has inherent limitations due to the assumption that historical changes in market conditions are representative of the future. Furthermore, the VaR model measures the risk of a current static position over a one-day horizon and might not capture the market risk over a longer time horizon where moves may be more extreme. Previous changes in market risk factors may not generate accurate predictions of future market movements. While we believe the assumptions and inputs in our risk model are reasonable, we could incur losses greater than the reported VaR. Consequently, this VaR estimate is only one of a number of tools we use in our daily risk management activities.
Our average daily VaR decreased to $7.56 million for 2018 from $7.79 million for 2017. This change was due to slightly lower interest rate, currency rate, and commodity price risk, partially offset by an increase in equity price risk. Equity price risk was higher at November 30, 2018 compared with at November 30, 2017 due to the transfer to us by Jefferies, in the fourth quarter of 2018, of capital investments in certain separately managed accounts and funds. See Note 1, Organization and Basis of Presentation, and Note 20, Related Party Transactions, for further details on this transfer.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk In Trading Portfolios
	VaR at November 30, 2018				VaR at November 30, 2017
		Daily VaR for 2018				Daily VaR for 2017
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates	$5.33	$4.88	$6.82	$2.18	$3.38	$5.11	$9.59	$2.63
Equity Prices	8.47	5.51	13.56	3.08	2.90	5.17	17.20	2.52
Currency Rates	0.09	0.12	0.24	0.02	0.18	0.22	0.65	0.06
Commodity Prices	0.48	0.53	1.51	0.24	0.35	0.73	2.20	0.27
Diversification Effect (2)	(3.12)	(3.48)	N/A	N/A	(1.86)	(3.44)	N/A	N/A
Firmwide	$11.25	$7.56	$14.73	$4.76	$4.95	$7.79	$17.55	$4.52

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
We perform daily back-testing of our VaR model comparing realized revenue and loss with the previous day’s VaR. Back-testing results are included in the quarterly business review pack for our Board. The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2018, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters with the significant increase in the daily VaR in late August 2018 due to the acquisition and short-term holding of an equity block position that was substantially liquidated within a few days subsequent to quarter end. Our daily VaR increased in the latter part of 2018 due to the transfer to us by Jefferies, in the fourth quarter of 2018, of capital investments in certain separately managed accounts and funds. See Note 1, Organization and Basis of Presentation, and Note 20, Related Party Transactions, for further details on this transfer.
Daily Net Trading Revenue
There were 45 days with trading losses out of a total of 252 trading days in 2018. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2018 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2018 (in thousands):

10% Sensitivity
Private investments	$20,088
Corporate debt securities in default	9,915
Trade claims	4,747
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $930,000 at November 30, 2018, which is included in other comprehensive income.
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firm-wide and within business segments. Stress testing is an important part of our risk management approach because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate our risk.
We employ a range of stress scenarios, which comprise both historical market price and rate changes and hypothetical market environments, and generally involve simultaneous changes of many risk factors. Indicative market changes in the scenarios include, but are not limited to, a large widening of credit spreads, a substantial decline in equities markets, significant moves in selected emerging markets, large moves in interest rates and changes in the shape of the yield curve.
Unlike our VaR, which measures potential losses within a given confidence interval, stress scenarios do not have an associated implied probability. Rather, stress testing is used to estimate the potential loss from market moves that tend to be larger than those embedded in the VaR calculation. Stress testing complements VaR to cover for potential limitations of VaR such as the breakdown in correlations, non-linear risks, tail risk and extreme events and capturing market moves beyond the confidence levels assumed in the VaR calculations.
Stress testing is performed and reported at least weekly as part of our risk management process and on an ad hoc basis in response to market events or concerns. Current stress tests provide estimated revenue and loss of the current portfolio through a range of both historical and hypothetical events. The stress scenarios are reviewed and assessed at least annually so that they remain relevant and up to date with market developments. Additional hypothetical scenarios are also conducted on a sub-portfolio basis to assess the impact of any relevant idiosyncratic stress events as needed.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Risk
Credit risk is the risk of loss due to adverse changes in a counterparty’s credit worthiness or its ability or willingness to meet its financial obligations in accordance with the terms and conditions of a financial contract.
We are exposed to credit risk as trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:

•
Loans and lending arising in connection with our capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items.

•
Securities and margin financing transactions, which reflect our credit exposure arising from reverse repurchase agreements, repurchase agreements and securities lending agreements to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.

•
OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. OTC derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.

•	Cash and cash equivalents, which includes both interest-bearing and non-interest-bearing deposits at banks.
Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:

•	Client on-boarding and approving counterparty credit limits;

•	Negotiating, approving and monitoring credit terms in legal and master documentation;

•	Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;

•	Actively managing daily exposure, exceptions and breaches; and

•	Monitoring daily margin call activity and counterparty performance.
Counterparty credit exposure limits are granted within our credit ratings framework, as detailed in the Credit Risk Policy. The Credit Risk Department assesses counterparty credit risk and sets credit limits at the counterparty master agreement level. Limits must be approved by appropriate credit officers and initiated in our credit and trading systems before trading commences. All credit exposures are reviewed against approved limits on a daily basis.
Current counterparty credit exposures at November 30, 2018 and 2017 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below. Of our counterparty credit exposure at November 30, 2018, excluding cash and cash equivalents, the percentage of exposure from investment grade counterparties decreased to 91% from 92% at November 30, 2017, and with a majority concentrated in North America.
When comparing our credit exposure at November 30, 2018 with credit exposure at November 30, 2017, excluding cash and cash equivalents, current exposure decreased 19% to approximately $1,093 million from $1,353 million. Counterparty credit exposure from OTC derivatives decreased by 57%, primarily driven by investment grade North American banks and broker-dealers. Exposure from securities and margin finance decreased by 8%, while exposure from loans and lending decreased by 5%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
AAA Range	$—	$—	$3.2	$6.4	$—	$—	$3.2	$6.4	$2,981.2	$2,924.2	$2,984.4	$2,930.6
AA Range	45.1	47.7	45.3	61.3	4.2	3.8	94.6	112.8	111.6	158.6	206.2	271.4
A Range	0.3	1.2	573.3	603.0	97.9	260.6	671.5	864.8	1,865.8	1,751.9	2,537.3	2,616.7
BBB Range	0.1	0.5	206.6	232.5	15.5	28.5	222.2	261.5	2.3	152.3	224.5	413.8
BB or Lower	—	12.5	5.5	8.1	15.7	16.7	21.2	37.3	107.5	100.6	128.7	137.9
Unrated	80.0	70.1	—	—	—	—	80.0	70.1	77.5	76.9	157.5	147.0
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Asia/Latin America/Other	$—	$3.0	$30.2	$45.8	$0.1	$0.3	$30.3	$49.1	$304.0	$280.7	$334.3	$329.8
Europe	0.3	1.0	427.0	403.5	27.3	54.0	454.6	458.5	170.8	540.0	625.4	998.5
North America	125.2	128.0	376.7	462.0	105.9	255.3	607.8	845.3	4,671.1	4,343.8	5,278.9	5,189.1
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Asset Managers	$—	$—	$0.6	$15.9	$—	$7.1	$0.6	$23.0	$2,812.4	$2,920.3	$2,813.0	$2,943.3
Banks, Broker-dealers	0.4	1.7	619.6	620.8	118.9	282.6	738.9	905.1	2,333.5	2,244.2	3,072.4	3,149.3
Commodities	—	—	—	—	—	—	—	—	—	—	—	—
Corporates	92.9	87.5	—	—	7.2	14.7	100.1	102.2	—	—	100.1	102.2
Other	32.2	42.8	213.7	274.6	7.2	5.2	253.1	322.6	—	—	253.1	322.6
Total	$125.5	$132.0	$833.9	$911.3	$133.3	$309.6	$1,092.7	$1,352.9	$5,145.9	$5,164.5	$6,238.6	$6,517.4
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at November 30, 2018 and 2017 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

	November 30, 2017
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Germany	$493.3	$(396.2)	$98.2	$—	$78.9	$2.1	$181.9	$276.3	$458.2
United Kingdom	634.6	(394.4)	(72.1)	0.7	97.8	26.9	45.0	293.5	338.5
Spain	217.9	(181.3)	7.5	—	—	—	151.6	44.1	195.7
Japan	100.1	(81.3)	4.1	—	25.8	—	136.3	48.7	185.0
Canada	205.3	(164.7)	(128.5)	—	17.3	222.8	7.4	152.2	159.6
Netherlands	315.9	(210.9)	0.9	—	44.1	2.2	—	152.2	152.2
Switzerland	31.0	(16.9)	(1.1)	—	54.3	3.3	4.5	70.6	75.1
Hong Kong	23.0	(25.1)	—	—	1.0	—	58.7	(1.1)	57.6
Australia	50.5	(14.0)	0.3	—	15.0	0.3	4.7	52.1	56.8
Singapore	36.0	(4.2)	—	—	—	—	24.7	31.8	56.5
Total	$2,107.6	$(1,489.0)	$(90.7)	$0.7	$334.2	$257.6	$614.8	$1,120.4	$1,735.2
We have no material exposure to countries where either sovereign or non-sovereign sectors pose potential default risk as the result of liquidity concerns.
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
Model Risk
Model risk refers to the risk of losses resulting from decisions that are based on the output of models, due to errors or weaknesses in the design and development, implementation, or improper use of models. We use quantitative models primarily to value certain financial assets and liabilities and to monitor and manage our risk. Model risk is a function of the model materiality, frequency of use, complexity and uncertainty around inputs and assumptions used in a given model. Robust model risk management is a core part of our risk management approach and is overseen through our risk governance structure and risk management controls.
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
Management evaluated our internal control over financial reporting as of November 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2018, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinions on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Group LLC and subsidiaries (the "Company") as of November 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for the years ended November 30, 2018 and 2017, and the related notes and the schedules listed in the Index at Items 15(a)(1) and 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended November 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, NY
January 28, 2019

We have served as the Company’s auditor since 2017.

To the Board of Directors and Member of Jefferies Group LLC:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Group LLC and subsidiaries (the “Company”) as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended November 30, 2018, of the Company and our report dated January 28, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
January 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Jefferies Group LLC:

In our opinion, the consolidated statements of earnings, comprehensive income, changes in equity and cash flows for the year ended November 30, 2016 present fairly, in all material respects, the results of operations and cash flows of Jefferies Group LLC and its subsidiaries for the year ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended November 30, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
January 27, 2017, except for the change in the manner in which the Company accounts for restricted cash in the statement of cash flows discussed in Note 3 to the consolidated financial statements, as to which the date is January 28, 2019

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2018	2017
ASSETS
Cash and cash equivalents ($1,096 and $7,514 at November 30, 2018 and 2017, respectively, related to consolidated VIEs)	$5,145,886	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	707,960	578,014
Financial instruments owned, at fair value, (including securities pledged of $13,059,802 and $10,842,051 at November 30, 2018 and 2017, respectively; and $380 and $38,044 at November 30, 2018 and 2017, respectively, related to consolidated VIEs)	16,399,526	14,193,352
Loans to and investments in related parties	997,524	682,790
Securities borrowed	6,538,212	7,721,803
Securities purchased under agreements to resell	2,785,758	3,689,559
Securities received as collateral	—	103
Receivables:
Brokers, dealers and clearing organizations	3,218,984	2,514,838
Customers	2,017,090	1,563,758
Fees, interest and other ($0 and $197 at November 30, 2018 and 2017, respectively, related to consolidated VIEs)	327,083	381,231
Premises and equipment	304,026	297,750
Goodwill	1,642,170	1,647,089
Other assets ($2 at both November 30, 2018 and 2017, respectively, related to consolidated VIEs)	1,084,554	1,270,912
Total assets	$41,168,773	$39,705,691
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $23,324 at fair value at November 30, 2018 and 2017, respectively)	$387,492	$436,215
Financial instruments sold, not yet purchased, at fair value	9,478,944	8,171,929
Collateralized financings:
Securities loaned	1,838,688	2,843,911
Securities sold under agreements to repurchase	8,643,069	8,660,511
Other secured financings ($881,472 and $722,108 at November 30, 2018 and 2017, respectively, related to consolidated VIEs)	881,472	722,108
Obligation to return securities received as collateral	—	103
Payables:
Brokers, dealers and clearing organizations	2,448,059	2,226,768
Customers	3,176,727	2,664,023
Accrued expenses and other liabilities ($642 and $1,391 at November 30, 2018 and 2017, respectively, related to consolidated VIEs)	1,585,635	1,803,720
Long-term debt (includes $686,170 and $606,956 at fair value at November 30, 2018 and 2017, respectively)	6,546,283	6,416,844
Total liabilities	34,986,369	33,946,132
EQUITY
Member’s paid-in capital	6,376,662	5,895,601
Accumulated other comprehensive loss:
Currency translation adjustments	(185,804)	(98,909)
Changes in instrument specific credit risk	(5,728)	(27,888)
Cash flow hedges	470	(936)
Additional minimum pension liability	(4,761)	(9,046)
Available-for-sale securities	(346)	—
Total accumulated other comprehensive loss	(196,169)	(136,779)
Total Jefferies Group LLC member’s equity	6,180,493	5,758,822
Noncontrolling interests	1,911	737
Total equity	6,182,404	5,759,559
Total liabilities and equity	$41,168,773	$39,705,691
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Revenues:
Commissions and other fees	$635,190	$593,257	$611,574
Principal transactions	524,296	796,633	524,302
Investment banking	1,910,203	1,764,285	1,193,973
Asset management fees	21,214	20,490	26,412
Interest	1,207,095	905,601	857,838
Other	131,634	98,316	19,724
Total revenues	4,429,632	4,178,582	3,233,823
Interest expense	1,246,256	980,473	819,209
Net revenues	3,183,376	3,198,109	2,414,614
Non-interest expenses:
Compensation and benefits	1,736,264	1,829,096	1,568,948
Non-compensation expenses:
Floor brokerage and clearing fees	189,068	179,478	167,205
Underwriting costs	64,317	—	—
Technology and communications	305,655	279,242	262,396
Occupancy and equipment rental	100,952	102,904	101,133
Business development	163,756	99,884	93,105
Professional services	139,885	114,711	112,562
Other	73,812	87,870	79,293
Total non-compensation expenses	1,037,445	864,089	815,694
Total non-interest expenses	2,773,709	2,693,185	2,384,642
Earnings before income taxes	409,667	504,924	29,972
Income tax expense	250,650	147,340	14,566
Net earnings	159,017	357,584	15,406
Net earnings (loss) attributable to noncontrolling interests	256	86	(28)
Net earnings attributable to Jefferies Group LLC	$158,761	$357,498	$15,434
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Net earnings	$159,017	$357,584	$15,406
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	(85,554)	53,396	(115,494)
Changes in instrument specific credit risk (2)	22,160	(21,394)	(6,494)
Cash flow hedges (3)	1,406	(936)	—
Minimum pension liability adjustments (4)	4,285	312	(1,223)
Unrealized gain on available-for-sale securities (5)	311	—	—
Total other comprehensive income (loss), net of tax (6)	(57,392)	31,378	(123,211)
Comprehensive income (loss)	101,625	388,962	(107,805)
Net earnings (loss) attributable to noncontrolling interests	256	86	(28)
Comprehensive income (loss) attributable to Jefferies Group LLC	$101,369	$388,876	$(107,777)

(1)
The amount for the year ended November 30, 2018 includes a gain of $20.5 million related to foreign currency gains, which was reclassified to Other revenues within the Consolidated Statements of Earnings, and $8.9 million related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Cuts and Jobs Act (the “Tax Act”).

(2)
The amounts include income tax expense of approximately $15.5 million, and income tax benefits of approximately $13.2 million and $4.3 million for the years ended November 30, 2018, 2017 and 2016, respectively. The amount for the year ended November 30, 2018 includes a gain of $0.9 million, net of taxes of $0.3 million, related to changes in instrument specific credit risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings and $(6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(3)
The amount for the year ended November 30, 2018 includes $(0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital and income tax expense of approximately $0.8 million. The amount for the year ended November 30, 2017 includes income tax benefit of approximately $0.6 million.

(4)
The amount for the year ended November 30, 2018 includes $5.3 million related to the transfer of the German Pension Plan and $(0.3) million, net of taxes of $0.1 million, related to pension losses, which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and $(0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital. The amounts include income tax expense of approximately $0.1 million and income tax benefits of approximately $0.1 million and $0.3 million for the years ended November 30, 2018, 2017 and 2016, respectively.

(5)	The amount includes income tax expense of approximately $0.1 million.

(6)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Member’s paid-in capital:
Balance, beginning of period	$5,895,601	$5,538,103	$5,526,855
Cumulative effect of the adoption of the new revenue standard, net of tax	(6,121)	—	—
Net earnings attributable to Jefferies Group LLC	158,761	357,498	15,434
Tax detriment for issuance of share-based awards	—	—	(4,186)
Contribution from Jefferies Financial Group Inc.	600,247	—	—
Distribution to Jefferies Financial Group Inc.	(279,381)	—	—
Tax Cuts and Jobs Act adjustment	7,555	—	—
Balance, end of period	$6,376,662	$5,895,601	$5,538,103
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(136,779)	$(168,157)	$(44,946)
Contribution from Jefferies Financial Group Inc.	(1,998)	—	—
Currency adjustments	(85,554)	53,396	(115,494)
Changes in instrument specific credit risk	22,160	(21,394)	(6,494)
Cash flow hedges	1,406	(936)	—
Pension adjustments	4,285	312	(1,223)
Unrealized gain on available-for-sale securities	311	—	—
Balance, end of period	$(196,169)	$(136,779)	$(168,157)
Total Jefferies Group LLC member’s equity	$6,180,493	$5,758,822	$5,369,946
Noncontrolling interests:
Balance, beginning of period	$737	$651	$27,468
Net earnings (loss) attributable to noncontrolling interests	256	86	(28)
Contributions	10	—	9,390
Distributions	(7,408)	—	(563)
Consolidation (deconsolidation) of asset management entity	8,316	—	(35,616)
Balance, end of period	$1,911	$737	$651
Total equity	$6,182,404	$5,759,559	$5,370,597
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$159,017	$357,584	$15,406
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,250	1,977	(2,365)
Deferred income taxes	126,265	(43,246)	(14,013)
Income on loans to and investments in related parties	(73,662)	(109,395)	(17,184)
Distributions received on investments in related parties	62,949	21,038	38,180
Other adjustments	(127,698)	44,043	(32,711)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	64,911	163	(99,893)
Receivables:
Brokers, dealers and clearing organizations	(406,509)	(487,385)	(477,273)
Customers	(453,360)	(720,710)	348,055
Fees, interest and other	51,122	(68,177)	(54,366)
Securities borrowed	1,137,134	50,660	(805,779)
Financial instruments owned	(1,194,791)	(119,087)	2,390,542
Securities purchased under agreements to resell	807,619	234,740	(112,777)
Other assets	31,699	8,435	(173,127)
Payables:
Brokers, dealers and clearing organizations	252,698	(1,081,611)	584,426
Customers	512,760	366,721	(483,188)
Securities loaned	(964,137)	381	(122,946)
Financial instruments sold, not yet purchased	311,998	(279,282)	1,753,647
Securities sold under agreements to repurchase	36,956	1,838,793	(3,144,433)
Accrued expenses and other liabilities	(224,157)	524,304	296,067
Net cash provided by (used in) operating activities	126,064	539,946	(113,732)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,929,603)	(3,161,619)	(538,186)
Distributions from loans to and investments in related parties	1,876,164	3,068,961	689,226
Net payments on premises and equipment	(71,445)	(72,653)	(75,772)
Purchase of Leucadia Investment Management Limited, net of cash paid	3,125	—	—
Proceeds from sale of Jefferies LoanCore	—	173,105	—
Payment on purchase of aircraft	—	—	(27,500)
Proceeds from sale of aircraft	—	—	29,450
Consolidation (deconsolidation) of asset management entity	130	—	(77)
Cash received from contingent consideration	—	1,342	2,617
Net cash provided by (used in) investing activities	(121,629)	9,136	79,758
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from short-term borrowings	$1,083,416	$274,230	$520,207
Payments on short-term borrowings	(1,137,599)	(369,992)	(315,325)
Proceeds from issuance of long-term debt, net of issuance costs	1,367,243	1,116,798	299,779
Repayment of long-term debt	(1,035,700)	(186,444)	(373,246)
Dividend distribution	(248,684)	—	—
Net proceeds from (payments on) other secured financings	159,364	(33,468)	(7,333)
Net change in bank overdrafts	10,290	(5,650)	(46,536)
Proceeds from contributions of noncontrolling interests	10	—	9,390
Payments on distributions to noncontrolling interests	(7,408)	—	(563)
Net cash provided by financing activities	190,932	795,474	86,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,116)	11,707	(27,133)
Net increase in cash, cash equivalents and restricted cash	176,251	1,356,263	25,266
Cash, cash equivalents and restricted cash at beginning of period	5,642,776	4,286,513	4,261,247
Cash, cash equivalents and restricted cash at end of period	$5,819,027	$5,642,776	$4,286,513

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,287,162	$1,025,576	$859,466
Income taxes, net	196,553	8,910	(6,410)
Noncash financing activities:
On October 1, 2018, Jefferies transferred to us its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and its capital investments in certain separately managed accounts and funds. The transfer of its interest in Berkadia and a portion of the transfer of its capital investments in certain separately managed accounts and funds were recorded as a capital contribution and increased member’s equity by $598.2 million. Refer to Note 1, Organization and Basis of Presentation, for further details.
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2018	2017
Cash and cash equivalents	$5,145,886	$5,164,492
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	673,141	478,284
Total cash, cash equivalents and restricted cash	$5,819,027	$5,642,776
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated securities and investment banking firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC, Jefferies International Limited, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary. On April 9, 2015, we entered into an agreement to transfer certain of the client activities of our Futures business to Société Générale S.A. and initiated a plan to substantially exit the remaining aspects of our Futures business. During the second quarter of 2016, we completed the exit of the Futures business. For further information on the exit of the Futures business, refer to Note 21, Exit Costs.
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
On October 1, 2018, Jefferies transferred its 50% interest in Berkadia and capital investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased LIML, an investment advisory company, from LAM Holding LLC, a subsidiary of Jefferies. These transfers were accomplished as capital contributions from Jefferies of approximately $598.2 million and total cash payments of $76.0 million to Jefferies during the fourth quarter of 2018. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to us, for which Jefferies has indemnified us. The cash payments are primarily included as operating activities in our Consolidated Statements of Cash Flows for the year ended November 30, 2018. See Note 9, Investments, for further details on our 50% interest in Berkadia and Note 20, Related Party Transactions, for further details on these transfers.
We operate in two reportable business segments, Capital Markets and Asset Management. For further information on our reportable business segments, refer to Note 19, Segment Reporting.
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
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) to noncontrolling interests in our Consolidated Statements of Earnings.
In situations in which we have significant influence, but not control, of an entity that does not qualify as a VIE, we apply either the equity method of accounting or fair value accounting pursuant to the fair value option election under U.S. GAAP, with our portion of net earnings or gains and losses recorded in Other revenues or Principal transactions revenues, respectively. We also have formed nonconsolidated investment vehicles with third-party investors that are typically organized as partnerships or limited liability companies and are carried at fair value. We act as general partner or managing member for these investment vehicles and have generally provided the third-party investors with termination or “kick-out” rights.
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
Changes to the Consolidated Statements of Cash Flows
In the first quarter of 2018, we made certain changes to the presentation of our Consolidated Statements of Cash Flows in order to net certain Short-term borrowings, primarily related to revolving intraday credit advances. Refer to Note 11, Short-Term Borrowings, for further information. The changes had the impact of reducing Proceeds from short-term borrowings by $34,225.0 million and $14,793.2 million and increasing Payments on short-term borrowings by $34,225.0 million and $14,793.2 million for the years ended November 30, 2017 and 2016, respectively. There was no change to the total Net cash provided by financing activities. We do not believe these changes are material to our Consolidated Statements of Cash Flows.

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on December 1, 2017. Revenue recognition policies under the new standard are applied prospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during the historical periods. For investment banking revenues and asset management fees, we separately state the accounting policies applicable in the presented fiscal years. There were no material changes in our other revenue recognition policies as a result of the new standard. Refer to Note 3, Accounting Developments, for further information on our adoption of the new revenue standard.
Commissions and Other Fees. All customer securities transactions are reported in our Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission revenues in our Consolidated Statements of Earnings. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.
Principal Transactions. Financial instruments owned and Financial instruments sold, not yet purchased (all of which are recorded on a trade-date basis) are carried at fair value with gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings, except for derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 5, Derivative Financial Instruments). Fees received on loans carried at fair value are also recorded in Principal transactions revenues.
Investment Banking - Year Ended November 30, 2018. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Consolidated Statements of Earnings and any expenses reimbursed by clients are recognized as Investment banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within Underwriting costs in the Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Investment Banking - Years Ended November 30, 2017 and 2016. Underwriting revenues and fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Business development and Professional services expenses in our Consolidated Statements of Earnings.
Asset Management Fees - Year Ended November 30, 2018. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Asset Management Fees - Years Ended November 30, 2017 and 2016. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.
Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions revenues in our Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. In addition, we recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis.
Cash Equivalents
Cash equivalents include highly liquid investments, including money market funds and certificates of deposit, not held for resale with original maturities of three months or less.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited With Clearing and Depository Organizations
In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Jefferies LLC as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Certain other entities are also obligated by rules mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets. In addition, certain exchange and/or clearing organizations require cash and/or securities to be deposited by us to conduct day-to-day activities.
Financial Instruments and Fair Value
Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, either as required by accounting pronouncements or through the fair value option election. These instruments primarily represent our trading activities and include both cash and derivative products. Gains and losses are recognized in Principal transactions revenues in our Consolidated Statements of Earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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
Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments that fair values for which have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:
Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value. We use prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based on the best available information, taking into account the types of financial instruments, current financial information, restrictions (if any) on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
The valuation of financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models are permitted based on management’s judgment, which takes into consideration the features of the financial instrument such as its complexity, the market in which the financial instrument is traded and underlying risk uncertainties about market conditions. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.
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
At November 30, 2018 and 2017, furniture, fixtures and equipment, including amounts under capital leases, amounted to $431.9 million and $431.7 million, respectively, and leasehold improvements amounted to $219.7 million and $214.0 million, respectively. Accumulated depreciation and amortization was $347.5 million and $348.0 million at November 30, 2018 and 2017, respectively.
Depreciation and amortization expense amounted to $56.2 million, $51.7 million and $47.9 million for the years ended November 30, 2018, 2017 and 2016, respectively.
Goodwill and Intangible Assets
Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1st or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.
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
Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

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
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. Our annual indefinite-lived intangible asset impairment testing date is August 1st. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.
Refer to Note 10, Goodwill and Intangible Assets, for further information.
Income Taxes
Our results of operations are included in the consolidated federal and applicable state income tax returns filed by Jefferies. In states that neither accept nor require combined or unitary tax returns, certain subsidiaries file separate state income tax returns. We also are subject to income tax in various foreign jurisdictions in which we operate. We account for our provision for income taxes using a “separate return” method. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax assets and liabilities.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon our adoption of FASB ASU No. ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on December 1, 2016, we account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. Gains or losses resulting from foreign currency transactions are included in Principal transactions revenues in our Consolidated Statements of Earnings.
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to securitization vehicles are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned within our Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in our Consolidated Statements of Earnings.
When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continues to recognize the assets of a secured borrowing in Financial instruments owned and recognizes the associated financing in Other secured financings in our Consolidated Statements of Financial Condition.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Consolidation. In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Adopted Accounting Standards
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this guidance is to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. We early adopted this disclosure guidance in the third quarter of fiscal 2018 and the adoption did not have a material impact on our consolidated financial statements.
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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted both ASUs in the first quarter of fiscal 2018. Prior periods were retrospectively adjusted to conform to the current period’s presentation. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption of ASU 2016-18, we recorded a decrease of $280.5 million and an increase of $7.9 million in Net cash provided by (used by) operating activities for the years ended November 30, 2017 and 2016, respectively, related to reclassifying the changes in our restricted cash balance from operating activities to the cash and cash equivalent balances within the Consolidated Statements of Cash Flows.

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
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of our Consolidated Statements of Earnings most closely associated with financial instruments, including Principal transactions revenues, Interest income and Interest expense. The new revenue standard primarily impacts the following of our revenue recognition and presentation accounting policies:

•
Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

•
Certain Capital Markets Revenues. Revenues associated with price stabilization activities as part of a securities underwriting were historically recognized as part of Investment banking revenues. Under the new revenue standard, revenue from these activities is recognized within Principal transactions revenues, as these revenues are not considered to be within the scope of the new standard.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

There was no significant impact as a result of applying the new revenue standard to our consolidated financial statements for the year ended November 30, 2018, except as it relates to the presentation of investment banking expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

	Year Ended November 30, 2018
	As Reported	ASC 606 Impact	Adjusted (1)
Revenues:
Investment banking	$1,910,203	$131,789	$1,778,414
Total revenues	4,429,632	131,789	4,297,843
Net revenues	3,183,376	131,789	3,051,587
Non-interest expenses:
Underwriting costs	64,317	64,317	—
Technology and communications	305,655	489	305,166
Business development	163,756	62,676	101,080
Professional services	139,885	3,210	136,675
Other expenses	73,812	1,097	72,715
Total non-compensation expenses	1,037,445	131,789	905,656
Total non-interest expenses	2,773,709	131,789	2,641,920

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $322.9 million and $215.4 million at November 30, 2018 and 2017, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,907,945	$118,681	$51,040	$—	$2,077,666
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	25,815	—	98,764
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	12,186	2,524,988	5,922	(2,412,486)	130,610
Investments at fair value	—	—	113,831	—	113,831
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,479,301	$12,673,061	$336,741	$(2,412,486)	$16,076,617

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,471	3,585,249	27,536	(2,511,605)	1,127,651
Total financial instruments sold, not yet purchased	$4,831,079	$7,125,036	$34,434	$(2,511,605)	$9,478,944
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,801,453	$57,091	$22,009	$—	$1,880,553
Corporate debt securities	—	3,261,300	26,036	—	3,287,336
Collateralized debt obligations and collateralized loan obligations	—	139,166	30,004	—	169,170
U.S. government and federal agency securities	1,269,230	39,443	—	—	1,308,673
Municipal securities	—	710,513	—	—	710,513
Sovereign obligations	1,381,552	1,035,907	—	—	2,417,459
Residential mortgage-backed securities	—	1,453,294	26,077	—	1,479,371
Commercial mortgage-backed securities	—	508,115	12,419	—	520,534
Other asset-backed securities	—	217,111	61,129	—	278,240
Loans and other receivables	—	1,620,581	47,304	—	1,667,885
Derivatives	160,168	3,248,586	9,295	(3,254,216)	163,833
Investments at fair value	—	946	93,454	—	94,400
Total financial instruments owned, excluding Investments at fair value based on NAV	$4,612,403	$12,292,053	$327,727	$(3,254,216)	$13,977,967
Securities received as collateral	$103	$—	$—	$—	$103

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,456,675	$32,122	$48	$—	$1,488,845
Corporate debt securities	—	1,688,825	522	—	1,689,347
U.S. government and federal agency securities	1,430,737	—	—	—	1,430,737
Sovereign obligations	1,216,643	956,992	—	—	2,173,635
Commercial mortgage-backed securities	—	—	105	—	105
Loans	—	1,148,824	3,486	—	1,152,310
Derivatives	247,919	3,399,239	16,041	(3,426,249)	236,950
Total financial instruments sold, not yet purchased	$4,351,974	$7,226,002	$20,202	$(3,426,249)	$8,171,929
Short-term borrowings	$—	$23,324	$—	$—	$23,324
Long-term debt	$—	$606,956	$—	$—	$606,956
Obligation to return securities received as collateral	$103	$—	$—	$—	$103

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
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
U.S. Government and Federal Agency Securities

•	U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices obtained from external pricing services and categorized within Level 1 of the fair value hierarchy.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Sovereign Obligations
Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized in Level 1 or Level 2 of the fair value hierarchy.
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

•
Over-the-Counter (“OTC”) Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from observable market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

OTC options include OTC equity, foreign exchange, interest rate and commodity options measured using various valuation models, such as Black-Scholes, with key inputs including the underlying security price, foreign exchange spot rate, commodity price, implied volatility, dividend yield, interest rate curve, strike price and maturity date. Discounted cash flow models are utilized to measure certain OTC derivative contracts including the valuations of our interest rate swaps, which incorporate observable inputs related to interest rate curves, valuations of our foreign exchange forwards and swaps, which incorporate observable inputs related to foreign currency spot rates and forward curves and valuations of our commodity swaps and forwards, which incorporate observable inputs related to commodity spot prices and forward curves. Discounted cash flow models are also utilized to measure certain variable funding note swaps, which are backed by CLOs and incorporates constant prepayment rate, constant default rate and loss severity assumptions. Credit default swaps include both index and single-name credit default swaps. Where available, external data is used in measuring index credit default swaps and single-name credit default swaps. For commodity and equity total return swaps, market prices are generally observable for the underlying asset and used as the basis for measuring the fair value of the derivative contracts. Total return swaps executed on other underlyings are measured based on valuations received from external pricing services.
Investments at Fair Value
Investments at fair value includes investments in hedge funds, fund of funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy. Additionally, investments at fair value included investments in insurance contracts relating to our defined benefit plan in Germany. Refer to Note 14, Benefit Plans, for further information. Fair value for the insurance contracts is determined using a third party and is categorized within Level 3 of the fair value hierarchy.
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2018
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$15,338	$—	Quarterly
Equity Funds (3)	40,070	20,996	—
Commodity Funds (4)	10,129	—	Quarterly
Multi-asset Funds (5)	256,972	—	—
Other Funds (6)	400	—	—
Total	$322,909	$20,996

	November 30, 2017
	Fair Value (1)	Unfunded Commitments	Redemption Frequency (if currently eligible)
Equity Long/Short Hedge Funds (2)	$33,176	$—	Monthly, Quarterly
Equity Funds (3)	26,798	19,084	—
Multi-asset Funds (5)	154,805	—	—
Other Funds (6)	606	—	—
Total	$215,385	$19,084

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2018 and 2017, approximately 3% and 1%, respectively, of the fair value of investments in this category are classified as being in liquidation.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)
At November 30, 2018 and 2017, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in one to ten years.

(4)	This category includes investments in hedge funds that invest, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2018 and 2017, investments representing approximately 15% and 12%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

(6)
This category includes investments in funds that invest in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments and there are no redemption provisions. This category also includes investments in fund of funds that invest in various private equity funds that are managed by us and have no redemption provisions. These investments are gradually being liquidated or we have requested redemption, however, we are unable to estimate when these funds will be received.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2018 (in thousands):

	Balance at November 30, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2018	For instruments still held at November 30, 2018, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$24,023	$31,669	$(22,759)	$(3,977)	$—	$75	$51,040	$22,774	$—
Corporate debt securities	26,036	(439)	10,352	(23,364)	(1,679)	—	(1,422)	9,484	(2,606)	—
CDOs and CLOs	30,004	(14,368)	356,650	(353,330)	(10,247)	—	17,106	25,815	(7,605)	—
RMBS	26,077	(6,970)	3,118	(12,816)	(513)	—	10,707	19,603	521	—
CMBS	12,419	(2,186)	1,436	(471)	(16,624)	—	16,312	10,886	(4,000)	—
Other ABS	61,129	(9,934)	706,846	(677,220)	(27,641)	—	(5)	53,175	(5,283)	—
Loans and other receivables	47,304	(5,137)	149,228	(130,832)	(15,311)	—	1,733	46,985	(8,457)	—
Investments at fair value	93,454	2,353	34,648	(17,570)	—	—	946	113,831	1,759	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$—	$—	$—	$—	$—	$(48)	$—	$—	$—
Corporate debt securities	522	—	—	—	—	—	—	522	—	—
CMBS	105	(105)	—	—	—	—	—	—	—	—
Loans	3,486	84	(4,626)	7,432	—	—	—	6,376	(28)	—
Net derivatives (2)	6,746	(3,237)	(17)	14,920	(1,335)	—	4,537	21,614	(646)	—
Long-term debt	—	(30,347)	—	—	—	84,860	146,232	200,745	10,951	19,396

(1)
Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statement of Comprehensive Income, net of tax.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2018
During the year ended November 30, 2018, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $17.3 million, CMBS of $16.3 million and RMBS of $15.3 million due to reduced pricing transparency.
During the year ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.
During the year ended November 30, 2018, there were transfers of structured notes of $146.2 million from Level 2 to Level 3 due to reduced market transparency.
Net losses on Level 3 assets were $12.7 million and net gains on Level 3 liabilities were $33.6 million for the year ended November 30, 2018. Net losses on Level 3 assets were primarily due to decreased market values in CDOs and CLOs, other ABS, RMBS and certain loans and other receivables, partially offset by increased market values in corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2017 (in thousands):

	Balance at November 30, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2017	Change in unrealized gains/ (losses) relating to instruments still held at November 30, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$3,262	$896	$(1,623)	$52	$—	$(2,317)	$22,009	$2,515
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOs	54,354	(19,858)	112,239	(110,907)	(367)	—	(5,457)	30,004	(2,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
CMBS	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other ABS	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments at fair value	96,369	6,361	1,981	(10,157)	(1,100)	—	—	93,454	8,385
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	105	—	—	—	—	—	105	(105)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2016 (in thousands):

	Balance at November 30, 2015	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2016	Change in unrealized gain/ (losses) relating to instruments still held at November 30, 2016 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$40,906	$(8,463)	$3,365	$(49)	$(671)	$—	$(13,349)	$21,739	$291
Corporate debt securities	25,876	(16,230)	27,242	(29,347)	(7,223)	—	24,687	25,005	(18,799)
CDOs and CLOs	85,092	(14,918)	52,316	(69,394)	(2,750)	—	4,008	54,354	(7,628)
Municipal securities	—	(1,462)	—	—	—	—	28,719	27,257	(1,462)
Sovereign obligations	120	5	—	(125)	—	—	—	—	—
RMBS	70,263	(9,612)	623	(12,249)	(931)	—	(9,322)	38,772	(1,095)
CMBS	14,326	(7,550)	3,132	(2,024)	(2,229)	—	14,925	20,580	(7,243)
Other ABS	42,925	(14,381)	133,986	(102,952)	(8,769)	—	(9,898)	40,911	(18,056)
Loans and other receivables	189,289	(42,566)	75,264	(69,262)	(46,851)	—	(24,002)	81,872	(52,003)
Investments, at fair value	53,120	(13,278)	26,228	(542)	(1,107)	—	31,948	96,369	(13,208)
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$38	$—	$—	$313	$(38)	$—	$—	$313	$—
Corporate debt securities	—	(27)	—	550	—	—	—	523	—
Loans	10,469	—	—	378	—	—	(10,469)	378	—
Net derivatives (2)	(242)	(1,760)	—	11,101	31	2,067	(7,756)	3,441	(6,458)
Other secured financings	544	(126)	—	—	—	—	—	418	(126)

(1)	Realized and unrealized gains/losses are reported in Principal transactions revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2018 and 2017
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2018
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$43,644
Non-exchange-traded securities		Market approach	Price	$1-$75	$12
			Transaction level	$47	—
Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—
CDOs and CLOs	$25,815	Discounted cash flows	Constant prepayment rate	10%-20%	18%
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	26%
			Discount rate/yield	11%-16%	14%
		Scenario analysis	Estimated recovery percentage	2%	—
RMBS	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13	—
			Discount rate/yield	3%	—
			Loss severity	0%	—
		Market approach	Price	$100	—
CMBS	$9,444	Discounted cash flows	Cumulative loss rate	8%-85%	45%
			Duration (years)	1-3	1
			Discount rate/yield	2%-15%	6%
			Loss severity	64%	—
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—
Other ABS	$53,175	Discounted cash flows	Cumulative loss rate	12%-30%	22%
			Duration (years)	1-2	1
			Discount rate/yield	6%-12%	8%
		Market approach	Price	$100	—
Loans and other receivables	$46,078	Market approach	Price	$50-$100	$96
		Scenario analysis	Estimated recovery percentage	13%-117%	105%
Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—
Interest rate swaps		Market approach	Price	$20	—
Investments at fair value	$113,831
Private equity securities		Market approach	Price	$3-$250	$108
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$6,376	Market approach	Price	$50-$101	$74
Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39%-62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—
Long-term debt
Structured notes	$200,745	Market approach	Price	$78-$94	$86
			Price	€68-€110	€96

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2017
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$18,109
Non-exchange-traded securities		Market approach	Price	$3-$75	$33
			Underlying stock price	$6	—
		Comparable pricing	Comparable asset price	$7	—
Corporate debt securities	$26,036	Convertible bond model	Discount rate/yield	8%	—
			Volatility	40%	—
		Market approach	Estimated recovery percentage	17%	—
			Price	$10	—
CDOs and CLOs	$30,004	Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%-30%	26%
			Discount rate/yield	3%-26%	12%
		Scenario analysis	Estimated recovery percentage	8%-40%	22%
RMBS	$26,077	Discounted cash flows	Cumulative loss rate	3%-19%	10%
			Duration (years)	2-4	3
			Discount rate/yield	6%-10%	8%
CMBS	$12,419	Discounted cash flows	Cumulative loss rate	8%-65%	44%
			Duration (years)	1-3	2
			Discount rate/yield	2%-26%	12%
		Scenario analysis	Estimated recovery percentage	26%-32%	28%
			Price	$52-$56	$54
Other ABS	$61,129	Discounted cash flows	Cumulative loss rate	0%-33%	23%
			Duration (years)	1-6	2
			Discount rate/yield	5%-39%	9%
		Market approach	Price	$100	—
		Scenario analysis	Estimated recovery percentage	14%	—
Loans and other receivables	$46,121	Market approach	Estimated recovery percentage	76%	—
			Price	$54-$100	$95
		Scenario analysis	Estimated recovery percentage	13%-107%	78%
Derivatives	$9,295
Total return swaps		Market approach	Price	$101-$106	$103
Interest rate swaps		Market approach	Credit spread	800 bps	—
Investments at fair value	$77,423
Private equity securities		Market approach	Transaction level	$3-$250	$172
			Price	$7	—
Financial Instruments Sold, Not Yet Purchased:
Derivatives	$16,041
Equity options		Option model/default rate	Default probability	0%	—
Unfunded commitments		Market approach	Price	$99	—
Total return swaps		Market approach	Price	$101-$106	$103
Variable funding note swaps		Discounted cash flows	Constant prepayment rate	20%	—
			Constant default rate	2%	—
			Loss severity	25%	—
			Discount rate/yield	26%	—
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2018 and 2017, asset exclusions consisted of $11.1 million and $21.1 million, respectively, primarily comprised of private equity securities, non-exchange-traded securities, CMBS, loans and other receivables and certain derivatives. At November 30, 2018 and 2017, liability exclusions consisted of $0.5 million and $4.2 million, respectively, of CMBS, loans and corporate debt and equity securities.

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

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, unfunded commitments, interest rate swaps, total return swaps, RMBS, other ABS, private equity securities, and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of certain derivatives would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, unfunded commitments, total return swaps, interest rate swaps, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, CMBS, other ABS and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the investment would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the CMBS would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

•
CDOs and CLOs, RMBS, CMBS, other ABS and variable funding note swaps using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using an option/default rate model. A significant increase (decrease) in default probability would result in a significantly lower (higher) fair value measurement.

•	Derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets businesses and are included in Long-term debt and Short-term borrowings in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has also been elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2018	2017	2016
Financial instruments owned:
Loans and other receivables	$(3,856)	$22,088	$(68,812)
Financial instruments sold:
Loans	$(46)	$—	$9
Loan commitments	(739)	230	5,509
Long-term debt:
Changes in instrument specific credit risk (1)	$38,064	$(34,609)	$(10,745)
Other changes in fair value (2)	48,748	47,291	30,995
Short-term borrowings:
Other changes in fair value (2)	$—	$(681)	$—

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	November 30,
	2018	2017
Financial instruments owned:
Loans and other receivables (1)	$806,798	$752,076
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	24,389	159,462
Long-term debt and short-term borrowings	114,669	32,839

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $20.5 million and $38.7 million at November 30, 2018 and 2017, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $105.3 million and $55.1 million at November 30, 2018 and 2017, respectively, which includes loans and other receivables 90 days or greater past due of $19.4 million and $37.4 million at November 30, 2018 and 2017, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain intangible assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the years ended November 30, 2018, 2017 and 2016 (in thousands):

	Carrying Value at November 30, 2018	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2018
Exchange ownership interests and registrations (1)	$2,663	$2,663	$—	$9

	Carrying Value at November 30, 2017	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2017
Exchange ownership interests and registrations (1)	$2,672	$2,672	$—	$613

	Carrying Value at November 30, 2016	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2016
Exchange ownership interests and registrations (1)	$2,716	$2,716	$—	$1,284

(1)
Impairment losses for exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership. (See Note 10, Goodwill and Intangible Assets.) The intangible assets are recognized for the years ended November 30, 2018, 2017 and 2016, primarily in the Fixed income reporting unit.

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the years ended November 30, 2018, 2017 and 2016. There were no liabilities measured at fair value on a non-recurring basis during the years ended November 30, 2018, 2017 and 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million and $99.7 million at November 30, 2018 and 2017, respectively.

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
See Note 4, Fair Value Disclosures, and Note 17, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at November 30, 2018 and 2017 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2018 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$29,647	1
Total derivatives designated as accounting hedges	—		29,647

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	924	32,159	513	66,095
Cleared OTC	422,670	2,095	411,833	2,394
Bilateral OTC	372,899	1,398	491,697	816
Foreign exchange contracts:
Exchange-traded	42	538	2	690
Cleared OTC	—	—	36	3
Bilateral OTC	311,228	9,548	314,951	9,909
Equity contracts:
Exchange-traded	1,202,927	2,104,684	2,061,137	1,779,836
Bilateral OTC	207,221	5,126	315,996	2,764
Commodity contracts:
Exchange-traded	213	3,927	270	4,012
Credit contracts:
Cleared OTC	11,204	7	1,556	14
Bilateral OTC	13,768	123	11,618	79
Total derivatives not designated as accounting hedges	2,543,096		3,609,609
Total gross derivative assets/ liabilities:
Exchange-traded	1,204,106		2,061,922
Cleared OTC	433,874		443,072
Bilateral OTC	905,116		1,134,262
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,190,951)		(1,190,951)
Cleared OTC	(407,351)		(418,779)
Bilateral OTC	(814,184)		(901,875)
Net amounts per Consolidated Statements of Financial Condition (4)	$130,610		$1,127,651

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Year Ended November 30,
Gains (Losses)	2018	2017	2016
Interest rate swaps	$(25,539)	$(2,091)	$—
Long-term debt	27,363	8,124	—
Total	$1,824	$6,033	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2018	2017	2016
Interest rate contracts	$67,291	$2,959	$(34,319)
Foreign exchange contracts	(304)	4,735	18,122
Equity contracts	(232,873)	(303,953)	(650,815)
Commodity contracts	1,112	(4,911)	1,310
Credit contracts	2,715	8,508	13,039
Total	$(162,059)	$(292,662)	$(652,663)
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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2018 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$1,769	$13,966	$4,934	$(1,889)	$18,780
Credit default swaps	66	12,060	3,984	(899)	15,211
Total return swaps	95,130	19,519	—	(1,786)	112,863
Foreign currency forwards, swaps and options	39,162	15,942	—	(12,528)	42,576
Fixed income forwards	3,911	—	—	—	3,911
Interest rate swaps, options and forwards	27,851	93,303	103,165	(77,874)	146,445
Total	$167,889	$154,790	$112,083	$(94,976)	339,786
Cross product counterparty netting					(18,743)
Total OTC derivative assets included in Financial instruments owned					$321,043

(1)	At November 30, 2018, we held exchange-traded derivative assets and other credit agreements with a fair value of $14.8 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2018, cash collateral received was $205.3 million.

(3)	Derivative fair values include counterparty netting within product category.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$52,466	$83,938	$35,730	$(1,889)	$170,245
Credit default swaps	164	1,197	1,548	(899)	2,010
Total return swaps	64,296	11,549	—	(1,786)	74,059
Foreign currency forwards, swaps and options	43,593	15,546	—	(12,528)	46,611
Interest rate swaps, options and forwards	30,518	135,874	196,171	(77,874)	284,689
Total	$191,037	$248,104	$233,449	$(94,976)	577,614
Cross product counterparty netting					(18,743)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$558,871

(1)	At November 30, 2018, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $873.5 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2018, cash collateral pledged was $304.7 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2018 (in thousands):

Counterparty credit quality (1):
A- or higher	$157,742
BBB- to BBB+	18,390
BB+ or lower	119,713
Unrated	25,198
Total	$321,043

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2018
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$25.7	$167.4	$—	$193.1
Single name credit default swaps	57.7	84.5	3.0	145.2

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

	November 30,
	2018	2017
Derivative instrument liabilities with credit-risk-related contingent features	$93.5	$95.1
Collateral posted	(61.5)	(86.4)
Collateral received	91.5	5.6
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	123.3	14.3

(1)
These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	November 30, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174

	November 30, 2017
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$2,353,798	$214,413	$—	$2,568,211
Corporate debt securities	470,908	2,336,702	—	2,807,610
Mortgage- and asset-backed securities	—	2,562,268	—	2,562,268
U.S. government and federal agency securities	19,205	11,792,534	—	11,811,739
Municipal securities	—	444,861	—	444,861
Sovereign obligations	—	2,023,530	103	2,023,633
Loans and other receivables	—	454,941	—	454,941
Total	$2,843,911	$19,829,249	$103	$22,673,263
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	November 30, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2017
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,676,940	$—	$741,971	$425,000	$2,843,911
Repurchase agreements	10,780,474	4,058,228	3,211,464	1,779,083	19,829,249
Obligation to return securities received as collateral	103	—	—	—	103
Total	$12,457,517	$4,058,228	$3,953,435	$2,204,083	$22,673,263
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2018 and 2017, the approximate fair value of securities received as collateral by us that may be sold or repledged was $23.1 billion and $27.1 billion, respectively. At November 30, 2018 and 2017, a substantial portion of the securities received by us had been sold or repledged.
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

	November 30, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803
Liabilities
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2017
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$7,721,803	$—	$7,721,803	$(966,712)	$(1,032,629)	$5,722,462
Reverse repurchase agreements	14,858,297	(11,168,738)	3,689,559	(463,973)	(3,207,147)	18,439
Securities received as collateral	103	—	103	—	(103)	—
Liabilities
Securities lending arrangements	$2,843,911	$—	$2,843,911	$(966,712)	$(1,795,408)	$81,791
Repurchase agreements	19,829,249	(11,168,738)	8,660,511	(463,973)	(7,067,512)	1,129,026
Obligation to return securities received as collateral	103	—	103	—	(103)	—

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

(3)
Amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,678.6 million of securities borrowing arrangements, for which we have received securities collateral of $5,516.7 million, and $1,084.4 million of repurchase agreements, for which we have pledged securities collateral of $1,115.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $708.0 million and $578.0 million at November 30, 2018 and 2017, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs), which are included in Financial instruments owned and are generally initially categorized as Level 2 within the fair value hierarchy. We apply fair value accounting to the securities. For further information on fair value measurements and the fair value hierarchy, refer to Note 2, Summary of Significant Accounting Policies, and Note 4, Fair Value Disclosures, herein.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2018	2017	2016
Transferred assets	$7,159.3	$4,552.9	$5,786.0
Proceeds on new securitizations	7,165.3	4,594.5	5,809.0
Cash flows received on retained interests	48.5	28.7	28.2
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2018 and 2017.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2018		2017
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$13,633.5	$365.3	$6,383.5	$28.2
U.S. government agency CMBS	2,027.6	185.6	2,075.7	81.4
CLOs	3,512.0	20.9	3,957.8	20.3
Consumer and other loans	604.1	48.9	247.6	47.8
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
We determine whether we are the primary beneficiary of a VIE upon our initial involvement with the VIE and we reassess whether we are the primary beneficiary of a VIE on an ongoing basis. Our determination of whether we are the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment. Our considerations in determining the VIE’s most significant activities and whether we have power to direct those activities include, but are not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. In situations where we have determined that the power over the VIE’s significant activities is shared, we assess whether we are the party with the power over the most significant activities. If we are the party with the power over the most significant activities, we meet the “power” criteria of the primary beneficiary. If we do not have the power over the most significant activities or we determine that decisions require consent of each sharing party, we do not meet the “power” criteria of the primary beneficiary.
We assess our variable interests in a VIE both individually and in aggregate to determine whether we have an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether our variable interest is significant to the VIE requires judgment. In determining the significance of our variable interest, we consider the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, our involvement in the VIE and our market-making activities related to the variable interests.
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2018 and 2017 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2018		2017
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$1.1	$6.5	$1.1
Financial instruments owned	—	0.4	37.6	0.4
Securities purchased under agreements to resell (1)	883.1	—	729.3	—
Fees, interest and other receivables	—	—	0.2	—
Total assets	$883.1	$1.5	$773.6	$1.5
Other secured financings (2)	$882.5	$—	$766.2	$—
Other liabilities	0.6	0.2	5.9	0.2
Total liabilities	$883.1	$0.2	$772.1	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million and $44.1 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at November 30, 2018 and 2017, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Securitization Vehicles. We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, mortgage-backed securities and consumer loans pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$42.1	$—	$568.3	$3,088.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	95.0	—	99.1	3,558.1
Total	$634.7	$—	$1,528.0	$10,028.4

	November 30, 2017
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.5	$8.9	$1,020.5	$5,210.4
Consumer loan and other asset-backed vehicles	254.8	—	759.8	2,322.7
Related party private equity vehicles	23.7	—	45.4	75.0
Other investment vehicles	48.0	—	48.7	2,938.4
Total	$490.0	$8.9	$1,874.4	$10,546.5
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
Consumer Loan and Other Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans and trust preferred securities. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2018 and 2017, our total equity commitment in the JCP Entities were $139.3 million and $148.1 million, respectively, of which $121.3 million and $126.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $35.5 million and $23.7 million at November 30, 2018 and 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At November 30, 2018 and 2017, we had equity commitments to invest $112.2 million and $61.8 million, respectively, in various other investment vehicles, of which $108.1 million and $61.0 million was funded, respectively. The carrying value of our equity investments was $95.0 million and $48.0 million at November 30, 2018 and 2017, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At November 30, 2018 and 2017, we held $2,913.0 million and $1,829.6 million of agency mortgage-backed securities, respectively, and $170.5 million and $253.2 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Investments
We have investments in Jefferies Finance LLC (“Jefferies Finance”), Berkadia and Epic Gas Ltd. (“Epic Gas”). Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee. In addition, we had investments in KCG Holdings, Inc. (“KCG”) and Jefferies LoanCore LLC (“Jefferies LoanCore”), which were sold on July 20, 2017 and October 31, 2017, respectively. Our investment in KCG was accounted for at fair value by electing the fair value option available under U.S. GAAP and was included in corporate equity securities in Financial instruments owned, at fair value in our Consolidated Statement of Financial Condition with changes in fair value recognized in Principal transactions revenues in our Consolidated Statements of Earnings. Our investment in Jefferies LoanCore was accounted for under the equity method with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings.
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
At November 30, 2018, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million for a combined total commitment of $1.5 billion. At November 30, 2018, we had funded $694.8 million of our $750.0 million commitment, leaving $55.2 million unfunded. The investment commitment is scheduled to expire on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2018. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2019 with automatic one year extensions absent a 60 day termination notice by either party. At November 30, 2018, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Year Ended November 30,
	2018	2017	2016
Interest income	$1.2	$2.9	$0.1
Unfunded commitment fees	1.2	1.0	1.2
Separate financial statements for Jefferies Finance are included in this Annual Report on Form 10-K. The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2018	2017
Total assets	$7,779.4	$8,164.9
Total liabilities	6,389.8	6,892.6
Total equity	1,389.6	1,272.3
Our total equity balance	694.8	636.2

	Year Ended November 30,
	2018	2017	2016
Net earnings (loss)	$197.2	$181.7	$(19.6)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2018	2017	2016
Origination and syndication fee revenues (1)	$377.7	$327.9	$112.6
Origination fee expenses (1)	56.6	2.4	0.5
CLO placement fee revenues (2)	3.7	6.1	2.6
Derivative gains (losses) (3)	(1.6)	(1.1)	0.5
Underwriting fees (4)	0.3	—	—
Service fees (5)	61.7	50.7	46.1

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2018 and 2017, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $35.2 million and $20.5 million at November 30, 2018 and 2017, respectively. Payables from Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $14.1 million at November 30, 2018.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.2 million recorded in Payables—brokers, dealers and clearing organizations and $0.4 million recorded in Financial instruments sold, at fair value in our Consolidated Statements of Financial Condition at November 30, 2018. We recorded $1.5 million in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition at November 30, 2017.
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture that was formed in 2009 by Jefferies and Berkshire Hathaway Inc. On October 1, 2018, Jefferies transferred its 50% voting equity interest in Berkadia and related arrangements to us. As a result, we are entitled to receive 45% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies, and originates and brokers commercial/multifamily mortgage loans which are not part of government agency programs. Berkadia is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
The following is a summary of selected financial information for Berkadia (in millions):

November 30, 2018
Total assets	$3,875.8
Total liabilities	3,331.5
Total equity	544.3
Our total equity balance	245.2

Two Months Ended November 30, 2018
Net earnings	$44.4

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At November 30, 2018 and 2017, we had commitments to purchase $723.8 million and $864.1 million, respectively, in agency CMBS from Berkadia. During the two months ended November 30, 2018, we received $23.1 million in cash distributions from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $31.9 million and $19.6 million at November 30, 2018 and 2017, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2018	2017	2016
Net gains (losses) from our investments in JCP Fund V	$12.1	$(10.7)	$(1.1)
At November 30, 2018 and 2017, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2018 and 2017, our unfunded commitment relating to JCP Fund V was $9.7 million and $10.1 million, respectively.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	September 30,
	2018 (1)	2017 (1)
Total assets	$90,731	$55,788
Total liabilities	76	96
Total partners’ capital	90,655	55,692

	Nine Months Ended September 30, 2018 (1)	Three Months Ended December 31, 2017 (1)	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)	Nine Months Ended September 30, 2016 (1)	Three Months Ended December 31, 2015 (1)
Net increase (decrease) in net assets resulting from operations	$15,252	$19,712	$(24,630)	$(2,294)	$6,159	$(7,886)

(1)
Financial information for JCP Fund V in our financial position and results of operations at November 30, 2018 and 2017 and for the years ended November 30, 2018, 2017 and 2016 is included based on the presented periods.

Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At November 30, 2018, we own approximately 21.1% of the outstanding common stock of Epic Gas.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of selected financial information for Epic Gas (in millions):

	November 30,
	2018	2017
Our investment in Epic Gas (1)	$21.7	$22.2

(1)	Included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.

	September 30,
	2018 (1)	2017 (1)
Total assets	$555.7	$599.2
Total liabilities	312.6	340.2
Total equity	243.1	259.0

	Nine Months Ended September 30, 2018 (1)	Three Months Ended December 31, 2017 (1)	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)	Nine Months Ended September 30, 2016 (1)	Three Months Ended December 31, 2015 (1)
Net losses	$(3.7)	$(16.4)	$(14.5)	$(15.9)	$(7.4)	$(11.4)

(1)
Financial information for Epic Gas in our financial position and results of operations at November 30, 2018 and 2017 and for the years ended November 30, 2018, 2017 and 2016 is included based on the presented periods.

Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, we sold all of our membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, we may be entitled to additional cash consideration over the next four years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds. For the eleven months ended October 31, 2017 and the year ended November 30, 2016, Jefferies LoanCore reported net earnings of $37.5 million and $71.8 million, respectively. In connection with Jefferies LoanCore, we entered into master repurchase agreements and earned interest income and fees of $0.6 million and $8.4 million during the years ended November 30, 2017 and 2016, respectively, related to these agreements.

KCG
Our investment in KCG was sold on July 20, 2017. The change in the fair value of our investment in KCG was net gains of $93.4 million and $19.6 million for the years ended November 30, 2017 and 2016, respectively, and was included in Principal transactions revenues in our Consolidated Statements of Earnings. We had elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included in Level 1 of the fair value hierarchy. For the year ended November 30, 2016, KCG reported net earnings of $255.7 million. In connection with a KCG shares and warrants exchange transaction, we earned advisory fees of $2.9 million during the year ended November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2018	2017
Capital Markets (1)	$1,638,778	$1,644,089
Asset Management (1)	3,392	3,000
Total goodwill	$1,642,170	$1,647,089

(1)
Accumulated goodwill impairments related to the Capital Markets business segment were $51.9 million at both December 1, 2018 and 2017, and goodwill prior to these impairments was $1,690.7 million and $1,696.0 million at December 1, 2018 and 2017, respectively. Accumulated goodwill impairments related to the Asset Management business segment were $2.1 million at both December 1, 2018 and 2017, and goodwill prior to these impairments was $5.5 million and $5.1 million at December 1, 2018 and 2017, respectively.

The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30,
	2018	2017
Balance, at beginning of period	$1,647,089	$1,640,653
Translation adjustments	(5,319)	6,436
Goodwill acquired during the period (1)	400	—
Balance, at end of period	$1,642,170	$1,647,089

(1)	Goodwill was acquired in connection with our purchase of LIML and relates to our Asset Management business segment.
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2018.
Our annual goodwill impairment testing at August 1, 2018 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2018 and 2017 (dollars in thousands):

	November 30, 2018						Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Intangible Assets Acquired (2)	Net carrying amount
Customer relationships	$125,574	$—	$—	$(58,892)	$—	$66,682	10.6
Trade name	128,348	—	—	(21,086)	—	107,262	29.3
Exchange and clearing organization membership interests and registrations	8,450	(93)	(9)	—	176	8,524	N/A
Total	$262,372	$(93)	$(9)	$(79,978)	$176	$182,468

(1)	Activity is primarily related to the disposal of certain exchange membership interests in the Capital Markets business segment due to the closing of a branch location in Dubai.

(2)	Intangible assets were acquired in connection with our purchase of LIML and relates to our Asset Management business segment.

	November 30, 2017				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$126,412	$—	$(50,983)	$75,429	11.3
Trade name	129,370	—	(17,557)	111,813	30.3
Exchange and clearing organization membership interests and registrations	9,164	(613)	—	8,551	N/A
Total	$264,946	$(613)	$(68,540)	$195,793
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2018. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2018 and 2017, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In addition, we recognized an impairment loss during the year ended November 30, 2017 on certain membership interests that were not renewed.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $12.1 million, $11.9 million and $12.0 million for the years ended November 30, 2018, 2017 and 2016, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2019	$12,198
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 11. Short-Term Borrowings
Short-term borrowings at November 30, 2018 and 2017 include the following and mature in one year or less (in thousands):

	November 30,
	2018	2017
Bank loans (1)	$330,942	$304,651
Floating rate puttable notes	56,550	108,240
Equity-linked notes	—	23,324
Total short-term borrowings	$387,492	$436,215

(1)	Bank loans include loans entered into, pursuant to a Master Loan Agreement, with the Bank of New York Mellon.
At November 30, 2018, the weighted average interest rate on short-term borrowings outstanding is 3.08% per annum. Average daily short-term borrowings outstanding were $472.6 million and $482.4 million for the years ended November 30, 2018 and 2017, respectively.
Our floating rate puttable notes with principal amounts of €30.0 million and €11.0 million matured on April 8, 2018 and May 3, 2018, respectively. In addition, our equity-linked notes with a principal amount of $23.3 million matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information on these notes.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which includes a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At November 30, 2018, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

		Effective Interest Rate	November 30,
	Maturity		2018	2017
Unsecured long-term debt
5.125% Senior Notes	April 13, 2018	—%	$—	$682,338
8.500% Senior Notes	July 15, 2019	3.99%	699,659	728,872
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	564,702	593,334
6.875% Senior Notes	April 15, 2021	4.40%	791,814	808,157
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,243	4,389
5.125% Senior Notes	January 20, 2023	4.55%	612,928	615,703
4.850% Senior Notes (1)	January 15, 2027	4.93%	709,484	736,357
6.450% Senior Debentures	June 8, 2027	5.46%	373,669	375,794
3.875% Convertible Senior Debentures (2)	November 1, 2029	—%	—	324,779
4.150% Senior Notes	January 23, 2030	4.26%	987,788	—
6.250% Senior Debentures	January 15, 2036	6.03%	511,662	512,040
6.500% Senior Notes	January 20, 2043	6.09%	420,625	420,990
Structured notes (3) (4)	Various	Various	686,170	614,091
Total unsecured long-term debt			6,362,744	6,416,844
Secured long-term debt
Revolving Credit Facility			183,539	—
Total long-term debt			$6,546,283	$6,416,844

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes gains of $27.4 million and $8.1 million during 2018 and 2017, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

(2)
The change in fair value of the conversion feature embedded in the debentures, which is included in Principal transactions revenues in our Consolidated Statements of Earnings, was not material for the years ended November 30, 2017 and 2016.

(3)
The carrying value includes $686.2 million and $607.0 million of notes carried at fair value at November 30, 2018 and 2017, respectively. These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. A weighted average coupon rate is not meaningful, as all of the structured notes are carried at fair value.

(4)	Of the $686.2 million of structured notes at November 30, 2018, $5.7 million matures in 2019, $27.3 million matures in 2022, and the remaining $653.2 million matures in 2024 or thereafter.
During 2018, we issued 4.150% senior notes with a total principal amount of approximately $1.0 billion, due 2030. Additionally, structured notes with a total principal amount of approximately $173.2 million, net of retirements, were issued during the year. During 2017, we issued senior notes with a total principal amount of approximately $609.1 million, net of retirements, and structured notes with a total principal amount of approximately $329.9 million, net of retirements. During the year ended November 30, 2016, we issued structured notes with a total principal amount of approximately $275.4 million and approximately $350.0 million of long-term borrowings matured or were retired.
During 2017, our 3.875% convertible debentures due 2029 (principal amount of $345.0 million) (the “debentures”) were called for redemption at a redemption price equal to 100% of the principal amount of the debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Debentures of $20.2 million and $324.8 million were redeemed on November 1, 2017 and January 5, 2018, respectively. In addition, our 5.125% senior notes with a principal of $668.3 million were redeemed in April 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $185.0 million. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of our subsidiaries and its’ minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At November 30, 2018, we were in compliance with debt covenants under the Revolving Credit Facility.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

Year Ended November 30, 2018
Revenues from contracts with customers:
Commissions and other fees	$635,190
Investment banking	1,910,203
Asset management fees	21,214
Other	28,280
Total revenue from contracts with customers	2,594,887
Other sources of revenue:
Principal transactions	524,296
Interest	1,207,095
Other	103,354
Total revenues	$4,429,632
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the year ended November 30, 2018 (in thousands):

	Reportable Segment
	Year Ended November 30, 2018
	Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$649,631	$—	$649,631
Fixed income (1)	13,839	—	13,839
Investment banking - Capital markets	1,090,161	—	1,090,161
Investment banking - Advisory	820,042	—	820,042
Asset management	—	21,214	21,214
Total	$2,573,673	$21,214	$2,594,887
Primary geographic region:
Americas	$2,186,955	$20,871	$2,207,826
Europe	304,027	343	304,370
Asia	82,691	—	82,691
Total	$2,573,673	$21,214	$2,594,887

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 19, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2018.
During the year ended November 30, 2018 we recognized $26.6 million of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $18.1 million of revenues primarily associated with distribution services during the year ended November 30, 2018, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $199.0 million and $246.0 million at November 30, 2018 and December 1, 2017, respectively. We had no significant impairments related to these receivables during the year ended November 30, 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at November 30, 2018 and December 1, 2017 was $10.6 million and $8.8 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the year ended November 30, 2018, we recognized revenue $5.4 million that was recorded as deferred revenue at the beginning of the year.

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
At November 30, 2018, capitalized costs to fulfill a contract were $4.7 million, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For the year ended November 30, 2018, we recognized expenses of $2.3 million, related costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the year ended November 30, 2018.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $1.0 million to the U.S. Pension Plan during the year ended November 30, 2018 and plan to make a $2.0 million contribution to the plan during the year ended November 30, 2019.
The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$60,559	$58,731
Service cost	400	450
Interest cost	2,129	2,232
Actuarial (gains)/losses	(3,777)	2,327
Administrative expenses paid	(502)	(395)
Benefits paid	(952)	(2,786)
Settlements	(3,133)	—
Projected benefit obligation, end of period	$54,724	$60,559
Change in plan assets:
Fair value of assets, beginning of period	$52,949	$49,992
Benefits paid	(952)	(2,786)
Administrative expenses paid	(502)	(395)
Actual return on plan assets	(1,186)	5,138
Contributions	1,000	1,000
Settlements	(3,133)	—
Fair value of assets, end of period	$48,176	$52,949
Funded status at end of period	$(6,548)	$(7,610)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2018	2017
Consolidated statements of financial condition:
Accrued expenses and other liabilities	$6,548	$7,610
Accumulated other comprehensive income, before taxes:
Net losses	$(6,382)	$(6,092)
The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2018	2017	2016
Components of net periodic pension cost:
Service cost	$400	$450	$400
Interest cost on projected benefit obligation	2,129	2,232	2,311
Expected return on plan assets	(3,247)	(3,021)	(2,917)
Net amortization	—	19	—
Settlement losses	365	—	—
Net periodic pension cost	$(353)	$(320)	$(206)

	Year Ended November 30,
	2018	2017	2016
Amounts recognized in Other comprehensive income:
Net losses arising during the period	$655	$210	$646
Amortization of net loss	—	(19)	—
Settlements during the period	365	—	—
Total losses recognized in Other comprehensive income	$1,020	$191	$646
Net losses/(gains) recognized in net periodic benefit cost and Other comprehensive income	$667	$(129)	$440
The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	Year Ended November 30,
	2018	2017	2016
Discount rate used to determine benefit obligation	4.30%	3.60%	3.90%
Weighted average assumptions used to determine net pension cost:
Discount rate	3.60%	3.90%	4.10%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2019	$2,364
2020	2,152
2021	2,015
2022	2,892
2023	5,147
2024 through 2028	22,864
Plan Assets - On May 16, 2017, we entered into an agreement with an external investment manager to invest and manage the plan’s assets under a strategy using a combination of two portfolios. The investment manager allocates the plan’s assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by the Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan’s funded ratio. The manager will also monitor the strategy and, as the plan’s funded ratio changes over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager. The common collective trusts are valued at their NAV as a practical expedient for fair value.
German Pension Plan
We maintained a defined benefits pension plan located in Germany (the “German Pension Plan”) in connection with our Futures business. On December 28, 2017, a Liquidation Insurance Contract was entered into with Generali Lebensversicherung AG (“Generali”) to transfer the defined benefit pension obligations and insurance contracts to Generali, for approximately €6.5 million, which was paid in January 2018, and released us from any and all obligations under the German Pension Plan. In addition, on December 28, 2017, we received $3.25 million as consideration relating to the German Pension Plan in connection with releasing the prior plan sponsor from any indemnities. Accumulated other comprehensive income for the year ended November 30, 2018 included $5.3 million related to the transfer of the German Pension Plan.

Note 15. Compensation Plans
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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2018	2017	2016
Components of compensation cost:
Restricted cash awards	$274.4	$251.6	$263.7
Restricted stock and RSUs (1)	27.6	26.6	23.5
Profit sharing plan	6.5	6.0	6.0
Total compensation cost	$308.5	$284.2	$293.2

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $346,000, $227,000 and $150,000 for the years ended November 30, 2018, 2017 and 2016, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Remaining unamortized amounts related to certain compensation plans at November 30, 2018 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$63.2	3
Restricted cash awards	395.0	2
Total	$458.2
In December 2018, $288.0 million of restricted cash awards related to the 2018 performance year that contain a future service requirement were approved and awarded. Absent actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30,
	2018	2019	2020	Thereafter	Total
Restricted cash awards	$58.2	$47.6	$57.0	$125.2	$288.0
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
Deferred Compensation Plan. There is also a Deferred Compensation Plan (“Deferred Compensation Plan”), which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Jefferies common shares, or by allocating among any combination of other investment funds available under the Deferred Compensation Plan. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the Deferred Compensation Plan. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 16. Income Taxes
Total income taxes were allocated as follows (in thousands):

	Year Ended November 30,
	2018	2017	2016
Income tax expense	$250,650	$147,340	$14,566
Stockholders’ equity, compensation expense for tax purposes less than amounts recognized for financial reporting purposes	—	—	4,186
The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2018	2017	2016
Current:
U.S. Federal	$106,761	$147,065	$27,473
U.S. state and local	7,485	30,611	6,196
Foreign	10,139	12,910	(5,090)
Total current	124,385	190,586	28,579
Deferred:
U.S. Federal	131,233	(53,157)	(11,249)
U.S. state and local	975	1,760	(4,819)
Foreign	(5,943)	8,151	2,055
Total deferred	126,265	(43,246)	(14,013)
Total income tax expense	$250,650	$147,340	$14,566
The following table presents the U.S. and non-U.S. components of income before income tax expense (in thousands):

	Year Ended November 30,
	2018	2017	2016
U.S.	$370,600	$403,445	$34,178
Non-U.S. (1)	39,067	101,479	(4,206)
Income before income tax expense	$409,667	$504,924	$29,972

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 22.2% for the year ended November 30, 2018 and 35% for the years ended November 30, 2017 and 2016 to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2018			2017		2016
	Amount	Percent		Amount	Percent	Amount	Percent
Computed expected income taxes	$90,945	22.2%	(1)	$176,724	35.0%	$10,490	35.0%
Increase (decrease) in income taxes resulting from:
State and city income taxes, net of Federal income tax benefit	20,419	5.0		23,898	4.7	1,832	6.1
International operations (including foreign rate differential)	2,258	0.6		(11,577)	(2.3)	(3,404)	(11.4)
Tax exempt income	(2,202)	(0.5)		(3,850)	(0.8)	(4,640)	(15.5)
Foreign tax credits, net	(8,006)	(2.0)		(32,974)	(6.5)	—	—
Meals and entertainment	4,528	1.1		4,129	0.8	4,640	15.5
Excess stock detriment	—	—		406	0.1	9,755	32.6
Federal benefits related to prior year tax filings	—	—		(3,786)	(0.8)	(2,928)	(9.8)
Change in unrecognized tax benefits related to prior years	(18,497)	(4.5)		(2,953)	(0.6)	(1,280)	(4.3)
Deferred tax asset remeasurement related to the Tax Act	112,733	27.5		—	—	—	—
Transition tax on foreign earnings related to the Tax Act	52,417	12.8		—	—	—	—
Other, net	(3,945)	(1.0)		(2,677)	(0.4)	101	0.4
Total income tax expense	$250,650	61.2%		$147,340	29.2%	$14,566	48.6%

(1)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as other changes. The statutory U.S. federal corporate tax rate for companies with a fiscal year end of November 30, 2018 is a blended rate of 22.2%, which will be reduced to 21% in fiscal 2019 and thereafter.

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2018	2017	2016
Balance at beginning of period	$129,544	$109,527	$107,902
Increases based on tax positions related to the current period	19,840	18,619	5,045
Increases based on tax positions related to prior periods	5,002	7,310	1,447
Decreases based on tax positions related to prior periods	(28,760)	(5,912)	(4,520)
Decreases related to settlements with taxing authorities	—	—	(347)
Balance at end of period	$125,626	$129,544	$109,527
The total amount of unrecognized benefit that, if recognized, would favorably affect the effective tax rate was $99.4 million and $86.1 million (net of benefits of taxes) at November 30, 2018 and 2017, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $1.0 million, $9.0 million and $6.5 million for the years ended November 30, 2018, 2017 and 2016, respectively. At November 30, 2018 and 2017, we had interest accrued of approximately $49.3 million and $48.3 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2018 and 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2018	2017
Deferred tax assets:
Compensation and benefits	$240,785	$376,642
Net operating loss	17,867	20,094
Long-term debt	39,623	26,476
Accrued expenses and other	65,265	121,746
Sub-total	363,540	544,958
Valuation allowance	(10,650)	(14,217)
Total deferred tax assets	352,890	530,741
Deferred tax liabilities:
Amortization of intangibles	69,095	102,739
Other	40,556	17,282
Total deferred tax liabilities	109,651	120,021
Net deferred tax asset, included in Other assets	$243,239	$410,720
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $243.2 million at November 30, 2018 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
At November 30, 2018, we had gross net operating loss carryforwards of $121.7 million, primarily related to New York State, New York City and various European jurisdictions. A deferred tax asset of $9.2 million related to net operating losses in Europe has been fully offset by a valuation allowance, while $0.3 million of deferred tax assets related to net operating losses in Asia has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits, capital losses, and tax credits in the U.K.
We have a tax sharing agreement between us and Jefferies. Refer to Note 20, Related Party Transactions, for further information.
We are currently under examination by numerous state and local taxing jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $5.9 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2015
California	2009
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2012
India	2010
Italy	2012

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the introduction of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (9) limitations on net operating losses generated after December 31, 2017 to 80% of taxable income; (10) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (11) bonus depreciation that will allow for full expensing of qualified property.
As a result of planning related to the Tax Act, during fiscal 2018, several of our foreign subsidiaries have made tax elections to be treated as branches of the U.S. for federal income tax purposes (commonly referred to as “check-the-box” elections) effective during various times during 2018. We believe that, as a result of these foreign subsidiaries being treated as branches of the U.S. for federal income tax purposes, rather than as controlled foreign corporations, we will reduce the future tax impact of the BEAT and GILTI provisions, which are effective starting in fiscal 2018 and fiscal 2019, respectively. We do not anticipate having a BEAT liability for 2018, and have not recorded a provision for BEAT.
Under the provisions of the Tax Act, we have paid U.S. federal income tax on all of the historic earnings and profits of our non-U.S. subsidiaries, and by making the above-mentioned check-the-box elections to treat several of our foreign entities as branches of the U.S. for federal income tax purposes, we no longer have any basis differences in these subsidiaries. Consequently, at November 30, 2018, we have no significant basis differences for which the recording of a U.S. deferred tax liability is required. We intend to continue to indefinitely reinvest in certain non-U.S. entities and therefore have not provided U.S. federal income tax on other basis differences. Determination of the amount of unrecognized deferred tax liability, if any, related to these basis differences is not practicable. At November 30, 2017, we had approximately $232.0 million of earnings attributable to foreign subsidiaries that were indefinitely reinvested abroad and accordingly for which a deferred tax liability of approximately $73.0 million had not been recorded with respect to the earnings at November 30, 2017.
Regarding the new GILTI tax rules, which will become applicable in fiscal 2019, we are required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in our current measurement of deferred taxes. We will make an accounting policy election during the first quarter of fiscal 2019.
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
Due to the complex nature of the Tax Act and the unavailability of certain information, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in our consolidated financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in the interpretations and assumptions, guidance that may be issued and actions we may take in response to the Tax Act. The provisional accounting impact may change until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.
We consider the accounting for the deferred tax asset remeasurements, the transition tax and other items to be incomplete. In connection with our initial analysis, we have recorded a discrete tax expense of $165.1 million for the year ended November 30, 2018, as a result of the enactment of the Tax Act, as a provisional estimate of the impact of the Tax Act. This provisional estimate primarily consists of a $112.7 million expense related to deferred tax asset remeasurements and a $52.4 million expense related to the transition tax on foreign earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2018 (in millions):

	Expected Maturity Date (fiscal years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$305.2	$18.4	$0.3	$—	$3.6	$327.5
Loan commitments (1)	250.0	—	54.0	3.5	—	307.5
Underwriting commitments	377.5	—	—	—	—	377.5
Forward starting reverse repos (2)	4,262.7	—	—	—	—	4,262.7
Forward starting repos (2)	2,931.8	—	—	—	—	2,931.8
Other unfunded commitments (1)	194.8	—	69.4	4.9	—	269.1
Total commitments	$8,322.0	$18.4	$123.7	$8.4	$3.6	$8,476.1

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At November 30, 2018, $4,232.8 million within forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At November 30, 2018, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds was $18.1 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at November 30, 2018, we had other outstanding equity commitments to invest up to $254.1 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2018, we had $57.5 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2018 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Leases. As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2039 which are operating leases. At November 30, 2018, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2019 through 2023 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2019	$60,500
2020	52,465
2021	54,644
2022	57,593
2023	56,725
Thereafter	427,181
Total	$709,108
The total minimum payments to be received in the future under non-cancelable subleases at November 30, 2018 was $19.4 million.
Rental expense, net of subleases, amounted to $52.3 million, $56.1 million and $56.1 million for the years ended November 30, 2018, 2017 and 2016, respectively.
During 2012, we entered into a master sale and leaseback agreement under which we sold and have leased back existing and additional new equipment supplied by the lessor. The transaction resulted in a gain of $2.0 million, which is being amortized into earnings in proportion to and is reflected net against the leased equipment. The lease term is approximately five years from the start of the supply of new and additional equipment, which commenced on various dates in 2013 and continued into 2015. At November 30, 2018, the present value of all future lease payments is $0.2 million, all maturing in fiscal year 2019.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2018 (in millions):

	Expected Maturity Date (Fiscal Years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$12,024.2	$2,372.3	$2,976.1	$281.1	$330.3	$17,984.0
Written derivative contracts—credit related	—	32.4	—	112.8	—	145.2
Total derivative contracts	$12,024.2	$2,404.7	$2,976.1	$393.9	$330.3	$18,129.2
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2018, the fair value of derivative contracts meeting the definition of a guarantee is approximately $277.5 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Standby Letters of Credit. At November 30, 2018, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $52.6 million, which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At November 30, 2018, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,739,435	$1,635,960
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
At November 30, 2018 and 2017, $4,717.3 million and $5,124.9 million, respectively, of net assets of our consolidated subsidiaries are restricted, as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.

Note 19. Segment Reporting
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

In the fourth quarter of 2018, Jefferies transferred to us capital investments in certain separately managed accounts and funds. Due to this transfer, we have made changes to the presentation of our segment reporting in the fourth quarter of 2018 and are including investment income from capital invested in these separately managed accounts and funds within our Asset Management business segment. Previously reported results are presented on a comparable basis. See Note 1, Organization and Basis of Presentation and Note 20, Related Party Transactions for further details on this transfer.
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2018	2017	2016
Capital Markets:
Net revenues	$3,184.4	$3,169.9	$2,338.3
Non-interest expenses	2,719.5	2,634.2	2,319.7
Earnings before income taxes	$464.9	$535.7	$18.6
Asset Management:
Net revenues	$(1.0)	$28.2	$76.3
Non-interest expenses	54.2	59.0	64.9
Earnings (loss) before income taxes	$(55.2)	$(30.8)	$11.4
Total:
Net revenues	$3,183.4	$3,198.1	$2,414.6
Non-interest expenses	2,773.7	2,693.2	2,384.6
Earnings before income taxes	$409.7	$504.9	$30.0
The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2018	2017
Capital Markets	$38,700.7	$38,620.4
Asset Management	2,468.1	1,085.3
Total assets	$41,168.8	$39,705.7

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Year Ended November 30,
	2018	2017	2016
Americas (1)	$2,652.9	$2,602.7	$1,870.4
Europe (2)	434.9	489.6	458.0
Asia	95.6	105.8	86.2
Net revenues	$3,183.4	$3,198.1	$2,414.6

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At November 30, 2018 and 2017, our equity investments in Private Equity Related Funds were in aggregate $35.5 million and $23.7 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Year Ended November 30,
	2018	2017	2016
Other revenues and investment income (loss)	$11,788	$(11,718)	$(2,328)
Service charges	381	726	760
For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 17, Commitments, Contingencies and Guarantees.
HRG Group Inc. (“HRG”). We recognized investment banking revenues of $3.0 million for the year ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands Holdings, Inc., which is partially owned by Jefferies.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At November 30, 2018 and 2017, we had $39.3 million and $45.6 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	At November 30, 2016, we had provided a guarantee of a credit agreement for a private equity fund owned by our employees. This guarantee was terminated in April 2017.

•	One of our directors has investments in a hedge fund managed by us of approximately $4.6 million and $4.9 million at November 30, 2018 and 2017, respectively.
See Note 8, Variable Interest Entities, and Note 17, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements. We also receive revenues from Jefferies under a revenue sharing agreement (in millions):

	Year Ended November 30,
	2018	2017	2016
Charges to Jefferies for services provided	$61.2	$42.2	$38.8
Charges from Jefferies for services received	9.1	14.2	11.2

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Year Ended November 30,
	2018	2017	2016
Investment banking	$15.7	$14.7	$1.8
Asset management	—	—	0.2
Commissions and other fees	0.9	0.1	0.1
Principal transactions	0.1	—	—
Other revenues	0.8	0.3	—

•	Receivables from and payables to Jefferies are included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	Year Ended November 30,
	2018	2017
Receivable from Jefferies	$1.2	$2.5
Payable to Jefferies	2.9	3.1

•
On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies, in the amount of $200.0 million, which was paid on January 31, 2018. In addition, our Board of Directors approved a quarterly distribution policy authorizing us to pay a quarterly distribution to our limited liability company members following the end of each of our fiscal quarters. Beginning at the end of our fiscal quarter ending February 28, 2018 and on a quarterly basis thereafter, we will pay our limited liability company members a quarterly dividend equal to 50% of our positive net earnings attributable to us (as adjusted for preceding loss quarters, if any). In addition, during the year ended November 30, 2018, we paid additional dividends of $48.7 million to Jefferies, based on our results for the nine months ended August 31, 2018. For the three months ended November 30, 2018, we have accrued a dividend payable in the amount of $30.7 million.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At November 30, 2018 and 2017, a net current tax payable to Jefferies of $34.1 million and $91.5 million, respectively, is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. We made payments of $193.0 million during the year ended November 30, 2018 to Jefferies, which reduced the cumulative net current tax payable balance. Additionally, we made a payment of $35.0 million in December 2018.

•
On October 1, 2018, Jefferies transferred its 50% interest in Berkadia and capital investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased LIML, an investment advisory company, from Jefferies. These transfers were accomplished as a capital contribution from Jefferies of approximately $598.2 million and cash payments of $70.5 million to Jefferies during the fourth quarter of 2018. In addition, we paid cash of approximately $5.5 million, representing LIML’s net book value as at October 31, 2018, including goodwill of $0.4 million and intangible assets of $0.2 million. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to us, for which Jefferies has indemnified us. See Note 9, Investments, for further details on our 50% interest in Berkadia.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. In connection with the foreign exchange contracts entered into under this agreement we have $9.9 million and $17.0 million at November 30, 2018 and 2017, respectively, included in Payables—brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.

•	Two of our directors have investments totaling $2.7 million and $3.6 million at November 30, 2018 and 2017, respectively, in a hedge fund managed by Jefferies.

•
Jefferies had an investment in a hedge fund managed by us of $27.3 million at November 30, 2017. This investment was transferred to us effective December 31, 2017, for which we paid $26.7 million, the investment’s NAV, to Jefferies.

•
We have investments in hedge funds managed by Jefferies of $218.7 million and $136.1 million at November 30, 2018 and 2017, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2018	2017	2016
Net gains on our investments	$5.0	$8.0	$3.6

•
We own 638,561 common shares and warrants of Waitr Holdings Inc. (previously Landcadia Holdings Inc.), an affiliate of Jefferies. At November 30, 2018 and 2017, these investments have fair values of $8.3 million and $6.8 million, respectively, which are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.

•	We sold securities to Jefferies at fair value for cash during the periods presented below. There was no gain or loss on these transactions.

Date	Amount (in millions)
August 2017	$7.1
April 2017	21.9
February 2017	25.6

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2018 and 2017, approximately $0.3 million and $0.2 million, respectively, of debt securities issued by Jefferies are included in Financial instruments owned in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Exit Costs
Jefferies Bache. On April 9, 2015, we entered into an agreement with Société Générale S.A. (the “Agreement”) to transfer certain client exchange and OTC transactions associated with our Jefferies Bache business for the net book value of the OTC transactions, calculated in accordance with certain principles set forth in the agreement, plus the repayment of certain margin loans in respect of certain exchange transactions. In addition, we initiated a plan to substantially exit the remaining aspects of the business, which was completed during the second quarter of 2016. The pre-tax losses of the Jefferies Bache business were $1.9 million for the year ended November 30, 2016.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes our recorded restructuring and impairment costs (in thousands):

Year Ended November 30, 2016
Severance costs	$279
Accelerated amortization of restricted stock and restricted cash awards	41
Contract termination costs	1,234
Other expenses	300
Total	$1,854
Of the above costs, $341,000 are of a noncash nature for the year ended November 30, 2016.
Restructuring and exit costs are wholly attributed to our Capital Markets reportable business segment and were recorded in the following categories in our Consolidated Statements of Earnings (in thousands):

Year Ended November 30, 2016
Compensation and benefits	$320
Technology and communications	1,234
Other expenses	300
Total	$1,854
Note 22. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2018 and 2017 (in thousands):

	Three Months Ended
	November 30, 2018	August 31, 2018	May 31, 2018	February 28, 2018
Total revenues	$1,097,943	$1,088,285	$1,156,809	$1,086,595
Net revenues	761,958	777,615	822,557	821,246
Earnings before income taxes	77,963	87,101	121,865	122,738
Net earnings attributable to Jefferies Group LLC	61,393	60,182	98,004	(60,818)

	Three Months Ended
	November 30, 2017	August 31, 2017	May 31, 2017	February 28, 2017
Total revenues	$1,081,499	$1,048,331	$1,038,955	$1,009,797
Net revenues	822,610	800,692	779,294	795,513
Earnings before income taxes	142,280	122,264	116,181	124,199
Net earnings attributable to Jefferies Group LLC	89,913	83,815	69,751	114,019

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 14. Principal Accountant Fees and Services
For the fiscal years ended November 30, 2018 and 2017, the fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited were as follows:

	Year Ended November 30,
	2018	2017
Audit Fees	$5,848,250	$6,378,737
Audit-Related Fees	1,393,315	674,400
Tax Fees	348,500	994,961
Total All Fees	$7,590,065	$8,048,098
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2018 and 2017. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2018, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2018 and 2017. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the preparation of our SOC1 report, performing agreed upon procedures related to specific matters at our request, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2018 and 2017 related to tax compliance, tax advice and tax planning.

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The financial statements required to be filed hereunder are listed on page S-1.
(a)2. Financial Statement Schedules
The financial statement schedules required to be filed hereunder are listed on page S-1.
(a)3. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Jefferies Group LLC effective as of March 1, 2013 is incorporated herein by reference to Exhibit 3.2 of Registrant’s Form 8-K filed on March 1, 2013.
3.2	Certificate of Conversion of Jefferies Group LLC effective as of March 1, 2013 is incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on March 1, 2013.
3.3*	Limited Liability Company Agreement of Jefferies Group LLC dated as of March 1, 2013 (with Schedule A supplemented effective May 23, 2018).
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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of November 30, 2018 and November 30, 2017; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

*    Filed herewith.

(c)	Financial Statement Schedules

Jefferies Finance LLC financial statements as of November 30, 2018 and 2017, and for the years ended November 30, 2018, 2017 and 2016

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: January 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 28, 2019
Richard B. Handler

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 28, 2019
Peregrine C. Broadbent

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2019
Brian P. Friedman

/s/	W. PATRICK CAMPBELL	Director	January 28, 2019
W. Patrick Campbell

/s/	BARRY J. ALPERIN	Director	January 28, 2019
Barry J. Alperin

/s/	MARYANNE GILMARTIN	Director	January 28, 2019
MaryAnne Gilmartin

/s/	JOSEPH S. STEINBERG	Director	January 28, 2019
Joseph S. Steinberg

/s/	JACOB M. KATZ	Director	January 28, 2019
Jacob M. Katz

/s/	LINDA L. ADAMANY	Director	January 28, 2019
Linda L. Adamany

/s/	ROBERT D. BEYER	Director	January 28, 2019
Robert D. Beyer

/s/	FRANCISCO L. BORGES	Director	January 28, 2019
Francisco L. Borges

/s/	ROBERT E. JOYAL	Director	January 28, 2019
Robert E. Joyal

/s/	JEFFREY C. KEIL	Director	January 28, 2019
Jeffrey C. Keil

/s/	MICHAEL T. O’KANE	Director	January 28, 2019
Michael T. O’Kane

/s/	STUART H. REESE	Director	January 28, 2019
Stuart H. Reese

Jefferies Group LLC
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	52
Reports of Independent Registered Public Accounting Firms	53
Consolidated Statements of Financial Condition	56
Consolidated Statements of Earnings	57
Consolidated Statements of Comprehensive Income	58
Consolidated Statements of Changes in Equity	59
Consolidated Statements of Cash Flows	60
Notes to Consolidated Financial Statements	62

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2018 and 2017 and for each of the three fiscal years ended November 30, 2018, 2017 and 2016	S-2 - S-6

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2018	2017
ASSETS
Cash and cash equivalents	$921,603	$1,959,536
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	57,817	57,817
Financial instruments owned, at fair value	99,491	73,887
Loans to and investments in related parties	696,774	638,551
Investment in subsidiaries	5,850,168	5,084,726
Advances to subsidiaries	2,488,026	1,801,573
Subordinated notes receivable	2,434,411	2,708,685
Other assets	483,770	610,555
Total assets	$13,032,060	$12,935,330
LIABILITIES AND EQUITY
Short-term borrowings	$56,555	$131,567
Financial instruments sold, not yet purchased, at fair value	797	18,061
Accrued expenses and other liabilities	431,471	610,036
Long-term debt	6,362,744	6,416,844
Total liabilities	6,851,567	7,176,508
EQUITY
Member’s paid-in capital	6,376,662	5,895,601
Accumulated other comprehensive loss:
Currency translation adjustments	(185,804)	(98,909)
Changes in instrument specific credit risk	(5,728)	(27,888)
Cash flow hedges	470	(936)
Additional minimum pension liability	(4,761)	(9,046)
Available-for-sale securities	(346)	—
Total accumulated other comprehensive loss	(196,169)	(136,779)
Total member’s equity	6,180,493	5,758,822
Total liabilities and equity	$13,032,060	$12,935,330
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Revenues:
Principal transactions	$20,875	$576	$(308)
Asset management fees	—	1,266	2,482
Interest	262,042	241,357	226,781
Other	101,284	78,812	(8,156)
Total revenues	384,201	322,011	220,799
Interest expense	316,050	276,727	235,556
Net revenues	68,151	45,284	(14,757)
Non-interest expenses:
Total non-interest expenses	5,016	13,598	5,187
Earnings (loss) before income taxes	63,135	31,686	(19,944)
Income tax expense (benefit)	104,649	(21,292)	(9,574)
Net earnings (loss) before undistributed earnings of subsidiaries	(41,514)	52,978	(10,370)
Undistributed earnings of subsidiaries	200,275	304,520	25,804
Net earnings	158,761	357,498	15,434
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(85,554)	53,396	(115,494)
Change in instrument specific credit risk	22,160	(21,394)	(6,494)
Cash flow hedges	1,406	(936)	—
Minimum pension liability adjustments, net of tax	4,285	312	(1,223)
Unrealized gain on available-for-sale securities	311	—	—
Total other comprehensive income (loss), net of tax	(57,392)	31,378	(123,211)
Comprehensive income (loss)	$101,369	$388,876	$(107,777)
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$158,761	$357,498	$15,434
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization	(53,296)	(61,634)	(63,681)
Undistributed earnings of subsidiaries	(200,275)	(304,520)	(25,804)
(Income) loss on loans to and investments in related parties	(98,223)	(90,724)	10,251
Distributions received on investments in related parties	40,000	—	17,050
Other adjustments	(116,307)	39,513	(34,496)
Net change in assets and liabilities:
Financial instruments owned	(25,604)	90,399	9,467
Other assets	119,293	(29,031)	21,475
Financial instruments sold, not yet purchased	(17,264)	10,776	(13,739)
Accrued expenses and other liabilities	(200,970)	324,446	15,125
Net cash provided by (used in) operating activities	(393,885)	336,723	(48,918)
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	(473,436)	(415,100)	327,110
Loans to and investments in related parties	—	(73,915)	19,337
Cash received from contingent consideration	—	1,342	2,617
Net cash provided by (used in) investing activities	(473,436)	(487,673)	349,064
Cash flows from financing activities:
Proceeds from short-term borrowings	70,482	55,652	101,538
Payments on short-term borrowings	(140,664)	(32,326)	(5,086)
Proceeds from issuance of long-term debt, net of issuance costs	1,183,954	1,116,798	277,583
Repayment of long-term debt	(1,035,700)	(186,444)	(350,000)
Dividend distribution	(248,684)	—	—
Net cash provided by (used in) financing activities	(170,612)	953,680	24,035
Net increase (decrease) in cash and cash equivalents	(1,037,933)	802,730	324,181
Cash, cash equivalents and restricted cash at beginning of period	2,017,353	1,214,623	890,442
Cash, cash equivalents and restricted cash at end of period	$979,420	$2,017,353	$1,214,623

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$385,410	$332,135	$300,680
Income taxes, net	186,236	2,494	(8,654)
Noncash financing activities:
On October 1, 2018, Jefferies Financial Group Inc. (“Jefferies”) transferred to the Parent Company its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and its capital investments in certain separately managed accounts and funds. The transfer of its interest in Berkadia and a portion of the transfer of its capital investments in certain separately managed accounts and funds were recorded as a capital contribution and increased member’s equity by $598.2 million. Refer to Note 1, Organization and Basis of Presentation, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2018 for further details.

The following presents the Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition (in thousands):

	November 30,
	2018	2017
Cash and cash equivalents	$921,603	$1,959,536
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	57,817	57,817
Total cash, cash equivalents and restricted cash	$979,420	$2,017,353
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. For purposes of these condensed non-consolidated financial statements, the Company’s wholly owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company is an indirect wholly owned subsidiary of Jefferies, formerly known as Leucadia National Corporation. Jefferies does not guarantee any of our outstanding debt securities.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2018.
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

Note 2. Transactions with Subsidiaries
The Parent Company has transactions with its consolidated subsidiaries, Jefferies and certain other affiliated entities determined on an agreed upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain equity method subsidiaries.

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
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these guarantees is $183.5 million at November 30, 2018. For further information, refer to Note 12, Long-Term Debt, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2018.
Structured Notes. Structured notes of $686.2 million at November 30, 2018 were jointly and severally co-issued by our wholly-owned subsidiary Jefferies Group Capital Finance Inc.

Jefferies Finance LLC and Subsidiaries

Consolidated Financial Statements as of November 30, 2018 and 2017 and
for the Years Ended November 30, 2018 and 2017 and 2016

JEFFERIES FINANCE LLC AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY

We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2018 and 2017, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for each of the three years in the period ended November 30, 2018, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2018, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, NY
January 28, 2019

CONSOLIDATED FINANCIAL STATEMENTS

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets
As of November 30, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
ASSETS
Cash	$1,033,048	$1,555,484
Restricted cash	468,934	875,270
Loans receivable, net of deferred loan fees	4,479,225	4,813,182
Less allowance for loan losses	(35,353)	(61,788)
Loans receivable, net	4,443,872	4,751,394
Loans held for sale, net	1,550,175	712,546
Accrued interest receivable	33,382	32,393
Held-to-maturity securities (includes $39,480 CLO notes pledged as collateral)	45,735	—
Investments	57,779	46,148
Other assets	143,618	191,708
TOTAL ASSETS	$7,776,543	$8,164,943
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$186,232	$318,103
Secured notes payable, net	3,620,191	3,882,817
Interest payable	49,235	46,686
Securities sold under agreement to repurchase	39,480	—
Other liabilities	393,613	525,403
Due to affiliates	44,214	46,130
Long-term debt, net	2,054,023	2,073,479
Total liabilities	6,386,988	6,892,618
MEMBERS’ EQUITY	1,389,555	1,272,325
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,776,543	$8,164,943

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)
As of November 30, 2018 and 2017
(Dollars in thousands)

The table below presents the carrying amount and classification of assets of consolidated variable interest entities (“VIEs”) that can be used only to settle obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to Jefferies Finance LLC, or its wholly-owned subsidiaries, assets. The assets and liabilities of these consolidated VIEs are included in the Consolidated Balance Sheets and are presented net of intercompany eliminations.

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
ASSETS
Restricted cash	$410,045	$817,890
Loans receivable, net of deferred loan fees	3,881,340	4,226,943
Less allowance for loan losses	(31,061)	(47,364)
Loans receivable, net	3,850,279	4,179,579
Accrued interest receivable	16,589	18,788
Investments	29,934	27,452
Other assets	63,265	105,042
TOTAL ASSETS	$4,370,112	$5,148,751
LIABILITIES
Credit facilities, net	$—	$154,772
Secured notes payable, net	3,620,555	3,882,817
Interest payable	22,252	18,772
Other liabilities	120,549	278,155
Due to affiliates	8,111	11,249
TOTAL LIABILITIES	$3,771,467	$4,345,765

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Earnings
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017	NOVEMBER 30, 2016
NET FEE AND INTEREST INCOME:
Fee income, net	$282,856	$270,023	$130,356
Interest income	405,534	356,533	292,457
Total interest and net fee income	688,390	626,556	422,813
Interest expense	396,229	341,143	273,833
Net interest and net fee income	292,161	285,413	148,980
Provision for loan losses	18,897	33,854	37,880
Net interest and fee income after provision for loan losses	273,264	251,559	111,100
OTHER GAINS (LOSSES), NET	9,123	6,680	(75,548)
OTHER EXPENSES:
Compensation and benefits	32,093	28,806	24,533
General, administrative and other	45,564	41,464	32,148
Total other expenses	77,657	70,270	56,681
EARNINGS (LOSSES) BEFORE INCOME TAX EXPENSE	204,730	187,969	(21,129)
INCOME TAX EXPENSE (BENEFIT)	7,500	6,300	(1,514)
NET EARNINGS (LOSS)	$197,230	$181,669	$(19,615)

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—December 1, 2016	$873,136	$67,923	$941,059
Contributions	149,597	—	149,597
Net earnings	145,335	36,334	181,669
BALANCE—November 30, 2017	$1,168,068	$104,257	$1,272,325
Distributions	(64,000)	(16,000)	(80,000)
Net earnings	157,784	39,446	197,230
BALANCE—November 30, 2018	$1,261,852	$127,703	$1,389,555

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2018, 2017 and 2016
(Dollars in thousands)

	NOVEMBER 30, 2018	NOVEMBER 30, 2017	NOVEMBER 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$197,230	$181,669	$(19,615)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Amortization of deferred loan fees and discounts	(74,471)	(81,050)	(50,022)
Amortization of deferred structuring fees	23,418	21,281	19,797
Amortization of discount on secured notes	12,576	12,671	9,611
Issuance costs associated with extinguishment of debt	18,305	14,122	—
Provision for loan losses	18,897	33,854	37,880
Realized (gain) loss on sale of loans held for sale	(10,445)	(6,467)	34,545
Change in fair value of loans held for sale	5	4,634	8,267
Realized (gain) loss on sales of investments	(492)	(1,047)	24,597
Unrealized loss (gain) on investments	2,116	(1,863)	8,139
Deferred income tax (benefit) expense	(91)	550	55
(Increase) decrease in operating assets:
Origination of loans held for sale	(33,441,105)	(27,330,698)	(9,570,812)
Proceeds from sales of loans held for sale	32,278,095	27,398,380	8,842,177
Principal collections on loans held for sale	368,127	65,904	3,215
Accrued interest receivable	(989)	401	(445)
Other assets	22,798	(15,522)	(12,051)
Increase (decrease) in operating liabilities:
Interest payable	2,550	12,563	6,297
Other liabilities	85,799	12,183	4,679
Due to affiliates	(1,916)	22,159	15,796
Net cash (used in) provided by operating activities	(499,593)	343,724	(637,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(5,686,660)	(4,209,182)	(3,824,179)
Principal collections of loans receivable	4,037,095	3,190,000	2,714,137
Proceeds from sales of loans held for sale	1,772,021	799,869	790,602
Net change in restricted cash	406,336	100,621	300,009
Purchases of investments	(14,564)	(159,379)	(661,896)
Purchases of HTM Securities	(45,735)	—	—
Proceeds from sales of investments	17,716	317,235	690,183
Net cash provided by investing activities	486,209	39,164	8,856
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from members	—	149,597	—
Distributions to members	(80,000)	—	(34,100)
Proceeds from borrowings on credit facilities	8,459,941	9,900,244	1,108,814
Repayments on credit facilities	(8,598,345)	(9,929,577)	(1,147,242)
Proceeds from secured notes, net of issuance costs	1,500,979	1,749,986	326,478
Repayments of secured notes payable	(1,819,759)	(1,779,088)	(454,780)
Purchases of secured notes	—	—	(3,263)
Proceeds from sale of secured notes	15,142	—	—
Securities sold under agreement to repurchase	39,201	—	—

Proceeds from long-term debt, net of issuance costs	—	637,191	—
Payment of issuance costs on long-term debt	(1,031)	—	—
Repayment of long-term debt	(2,500)	(212,313)	(2,150)
Repurchase of long-term debt	(22,680)	—	—
Net cash (used in) provided by financing activities	(509,052)	516,040	(206,243)
NET (DECREASE) INCREASE IN CASH	(522,436)	898,928	(835,277)
CASH—Beginning of the year	1,555,484	656,556	1,491,833
CASH—End of the year	$1,033,048	$1,555,484	$656,556
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$331,561	$277,348	$237,719
Cash paid for income taxes, net	$593	$193	$279
NONCASH ITEMS:
Transfer of loans held for sale, net to loans receivable, net	$—	$44,136	$—
Restructuring of loans receivable to investments	$60,476	$54,028	$24,414

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

Organizational Structure—Jefferies Finance LLC (“JFIN”), a limited liability company, was organized under the laws of Delaware and commenced operations on October 7, 2004. JFIN will continue in perpetuity unless dissolved as provided in the Amended and Restated Limited Liability Company Agreement (LLC Agreement), dated May 31, 2011, as amended, modified and/or supplemented from time to time, among JFIN and its members: Massachusetts Mutual Life Insurance Company (“Mass Mutual”) and Jefferies Group LLC (“JGL” and, together with Mass Mutual, the “Members”).

JFIN is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. JFIN’s operations are primarily conducted through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. JFIN also purchases performing loans in the syndicated markets. JFIN may also originate second lien term loans, bridge loans, mezzanine loans as well as related equity co-investments and purchase stressed and distressed loans in the secondary markets. In addition, JFIN is a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940, and two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC (“JFAM”) are relying advisers of JFIN under the Advisers Act (each a RIA) since March 1, 2012, November 19, 2014 and February 5, 2016, respectively.

The accompanying consolidated financial statements refer to JFIN and all its subsidiaries (the “Company”), which includes entities in which the Company has a controlling interest or is the primary beneficiary, including certain collateralized loan obligation funds (“CLOs”). See Note 8, Variable Interest Entities, for more information related to the CLOs.

JFIN’s capital structure consists of Class A members and Class B members, owning 80% and 20% of JFIN, respectively. Net earnings and losses are allocated on a pro rata basis to the Members, unless a loss allocation would result in a negative capital account.

Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2018 through January 28, 2019, the date that these consolidated financial statements were issued. The Company determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Deferred Loan Fees, Net—Direct loan underwriting fees, net of specific costs, are recognized on a pro-rata basis as the corresponding loan is syndicated. If the Company retains a portion of the syndicated loan, that portion of the fee is deferred and amortized using a level yield over the contractual life of the loan. Direct loan fees, net of specific costs, related to revolving credit facilities are amortized on a straight-line basis once any established refundable period has lapsed over the remaining life of the revolving credit facility as fee income. In the event that a loan is prepaid or a revolving credit facility is terminated before the scheduled maturity, all remaining deferred loan fees are recorded to interest income or fee income, respectively.

Cash and Restricted Cash—Cash and restricted cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $1,502.0 million and $2,430.8 million at November 30, 2018 and November 30, 2017, respectively, at several financial institutions.

Restricted cash on deposit in respect of the Company’s credit facilities and CLOs represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on revolving credit facilities. The use of principal cash is limited to purchasing eligible loans or the potential reduction of debt. Cash on deposit in the interest account is limited to the payment of interest, fees and other expenses as outlined in the governing documents.

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

Allowance for Loan Losses—The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4.

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

Syndication activities and sales of loans held for sale are accounted for as sales based on the Company’s satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loans transferred from loans receivable to loans held for sale of approximately $1,714.2 million, $799.9 million, and $790.6 million for the years ended November 30, 2018, 2017 and 2016, respectively, are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.

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

Investments—The Company determines the classification of investments at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold investments until maturity, they are stated at amortized cost. All other investments, including financial derivative instruments are recorded on the Consolidated Balance

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Sheets at fair value with changes in value recorded as a component of Other gains (losses), net, in the Consolidated Statements of Earnings. Securities not held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported in Other gains (losses), net, in the Consolidated Statements of Earnings.

The Company has elected to carry its investments (other than CLO notes) at fair value under the fair value option election in accordance with ASC Topic 825, Financial Instruments. The Company elected the fair value option as the Company manages these investments at fair value, which is reflective of the Company’s intent and best reflects the operations of the Company’s business. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition or receipt of the eligible financial asset. The fair value election may not be revoked once an election is made.

For investments such as CLO notes and available for sale CLO securities, the Company evaluates such investments for other-than-temporary impairment (“OTTI”) on a periodic basis. OTTI occurs when the Company does not expect to recover the entire cost basis of the investment. As the holder of an investment recorded at amortized cost for which changes in fair value are not regularly recognized in earnings, the Company must determine whether to recognize a loss in earnings when the investment is impaired. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition, industry environment and near-term prospects of the issuer, (4) downgrades of the investment by rating agencies and (5) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value which may be until maturity. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment, (2) it is more likely than not that the Company will be required to sell the investment before its amortized costs are recovered or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an impairment on an investment is determined to be OTTI but the Company does not intend to sell the investment, the estimated loss is recognized in Other gains (losses), net, in the Consolidated Statements of Earnings.

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

Securities sold under repurchase agreements—Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at contracted repurchase amount plus accrued interest.

Deferred Structuring Fees—Deferred structuring fees are presented net against Credit facilities, Secured notes payable and Long-term debt on the Consolidated Balance Sheets and are amortized to Interest expense in the Consolidated Statements of Earnings over the contractual term of the borrowing using a level yield.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

The Company’s fair value measurements involve third party pricing for a portion of its investments. If third party pricing is unavailable, the Company may employ various valuation techniques and models, which involve inputs that are observable, when available. The Company’s valuation policies and procedures are reviewed at least annually and are updated as necessary. Further, the Company tracks the fair values of significant assets and liabilities using a variety of methods including third party vendors, comparison to previous trades and an assessment for overall reasonableness. See Note 7 for further information on fair value measurements.

In accordance with ASC 820-10 certain investments that qualify as investment companies in accordance with ASC 946 for which fair value is estimated using net asset value (“NAV”) or its equivalent as a practical expedient (when the NAV is available to the Company as an investor but is not publicly available) are not classified in the fair value hierarchy.

New Accounting Developments

Revenue Recognition—In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers which provides comprehensive guidance on the recognition of revenue earned from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures. The new revenue standard, and the standards that amend it, are effective for non-public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt ASC 606 using the full retrospective approach on November 30, 2019, will not have a material effect on fiscal year 2018 or 2017 revenue recognition and will have no cumulative effect on opening equity, as the timing and measurement of revenue recognition will be materially the same as under ASC 605. The Company will present additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations. While the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as of November 30, 2019, our disclosures will change to meet the requirements of this new guidance.

Financial Instruments—In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements of financial instruments. Subsequently, it was updated with ASU No. 2018-03 and ASU No. 2018-13 “Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU, No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective in the first quarter of fiscal year 2021 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Statement of Cash Flows—In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance provides specific guidance on eight cash flow classification issues. The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. In November 2016, the FASB issued ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash. The guidance provides specific guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for the fiscal year 2020 and early adoption is permitted. The Company plans to adopt this guidance effective November 30, 2020 which will result in a reclassification of the net change in restricted cash currently in investing activities to opening and closing cash and restricted cash in the Consolidated Statements of Cash Flows.

3. RESTRICTED CASH

The following is a summary of restricted cash as of November 30, 2018 and November 30, 2017 (in thousands):

	2018	2017
Principal and interest collections on loans held in credit facilities and CLOs	$207,763	$265,064
Reserves held in credit facilities and CLOs to support future operations	261,171	610,206
Total restricted cash	$468,934	$875,270

As of November 30, 2018 and 2017, there was $157.8 million and $421.7 million, respectively, of cash in revolver CLOs to support future drawdowns.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of outstanding loan balances as of November 30, 2018 and 2017 (in thousands):

	2018	2017
Loans receivable:
Originated	$1,770,247	$1,687,531
Secondary	2,771,751	3,203,298
Total loans receivable	4,541,998	4,890,829
Less: original issue discount	(56,048)	(68,650)
Total loans receivable, net of original issue discount	4,485,950	4,822,179
Less: deferred loan fees(1)	(6,725)	(8,997)
Total loans receivable, net of deferred loan fees	4,479,225	4,813,182
Less: allowance for loan losses	(35,353)	(61,788)
Total loans receivable, net	$4,443,872	$4,751,394

(1)	Unamortized deferred loan fees received in connection with revolving credit facilities are classified within Other liabilities on the Consolidated Balance Sheets.

As of November 30, 2018, there was $38.3 million and $17.7 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2017 there was $43.6 million and $25.1 million of original issue discount included in originated and secondary loans, respectively.

As of November 30, 2018 and 2017, $4.2 billion and $4.6 billion of loans receivable, respectively, were pledged as collateral against the Company’s credit facilities and secured notes.

Nonaccrual Loans—If a loan is 90 days or more past due or the borrower is not able to service its debt and other obligations, the loan is placed on nonaccrual status. When a loan is placed on nonaccrual status, interest previously recognized as interest income but not yet received is reversed and the recognition of interest income on that loan will cease until factors indicating doubtful collection no longer exist and the loan has been brought current. Exceptions to this policy will be made if the loan is well secured and in the process of collection. Payments received on nonaccrual loans are typically applied to principal outstanding unless collectability of the principal amount is reasonably assured, in which case, interest is recognized on a cash basis. On the date the borrower pays in full all overdue amounts, the borrower’s loan will emerge from nonaccrual status and all overdue interest will be recognized as interest income in the current period.

The following is an analysis of past due loans, net of original issue discount as of November 30, 2018 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$1,268	$1,268	$1,730,644	$1,731,912
Secondary	—	—	—	2,754,038	2,754,038
Total	$—	$1,268	$1,268	$4,484,682	$4,485,950

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is an analysis of past due loans, net of original issue discount at November 30, 2017 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$8,098	$—	$8,098	$1,635,842	$1,643,940
Secondary	—	—	—	3,178,239	3,178,239
Total	$8,098	$—	$8,098	$4,814,081	$4,822,179

Impaired Loans—Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis. If a loan is impaired, a specific valuation allowance is recorded, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

The following is a summary of impaired loans as of November 30, 2018 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$98,447	$118,602	$5,584	$103,417
Secondary	—	—	—	6,139
Total	$98,447	$118,602	$5,584	$109,556

The following is a summary of impaired loans as of November 30, 2017 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$108,386	$143,295	$20,363	$85,344
Secondary	12,277	30,146	9,590	12,595
Total	$120,663	$173,441	$29,953	$97,939

The average recorded investment reflects the change in the balance of impaired loans as of November 30, 2018 and 2017.

As of November 30, 2018 there was one impaired loan for which no specific allowance was recorded. As of November 30, 2017, each individual impaired loan had a specific allowance recorded.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2018, 2017 and 2016. If the impaired and nonaccrual loans had been performing, an additional $2.8 million, $4.4 million and $3.9 million of interest income would have been recorded for the years ended November 30, 2018, 2017 and 2016, respectively.

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

The Company has a policy to reserve for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow or the estimated fair value of the underlying collateral where applicable. The Company considers market value of the loan in its determination of the loan losses for impaired loans. There is no threshold when evaluating for impaired loans. Loans will be charged off against the allowance for loan losses when full collection of the principal from the sale of collateral or the enforcement of guarantees is remote. The Company does not necessarily wait until the final resolution of a loan to charge off the uncollectible balance.

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2018 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2017	$29,369	$32,419	$61,788
Provision for (recovery of) loan losses—general	1,604	(3,670)	(2,066)
Provision for loan losses—specific	20,862	101	20,963
Transfers to loans held for sale, net	—	(1,726)	(1,726)
Charge-offs	(35,641)	(7,965)	(43,606)
Balance, November 30, 2018	16,194	19,159	35,353
Balance, end of period—general	$10,610	$19,159	$29,769
Balance, end of period—specific	$5,584	$—	$5,584
Loans receivable:
Loans collectively evaluated—general	$1,633,465	$2,754,038	$4,387,503
Loans individually evaluated—specific	98,447	—	98,447
Total	$1,731,912	$2,754,038	$4,485,950

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2017 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2016	$35,603	$30,294	$65,897
(Recovery of) provision for loan losses—general	(5,788)	2,778	(3,010)
Provision for loan losses—specific	33,301	3,563	36,864
Transfers to loans held for sale, net	(2,240)	(500)	(2,740)
Charge-offs	(31,507)	(3,716)	(35,223)
Balance, November 30, 2017	29,369	32,419	61,788
Balance, end of period—general	$9,006	$22,829	$31,835
Balance, end of period—specific	$20,363	$9,590	$29,953
Loans receivable:
Loans collectively evaluated—general	$1,535,554	$3,165,962	$4,701,516
Loans individually evaluated—specific	108,386	12,277	120,663
Total	$1,643,940	$3,178,239	$4,822,179

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

The allowance related to losses on unfunded commitments were $5.1 million and $5.8 million as of November 30, 2018 and 2017, respectively. In addition, the Company decreased the allowance related to losses on unfunded commitments by $(0.7) million and increased the allowance by $0.7 million and $1.5 million during the years ended November 30, 2018, 2017 and 2016, respectively. The changes in allowance were recognized in General, administrative and other in the Consolidated Statements of Earnings and the respective year end allowance was included in Other liabilities on the Consolidated Balance Sheets.

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

For each borrower, the Company evaluates the following credit risk categories:

■	Industry segment

■	Position within the industry

■	Earnings/Operating Cash Flows

■	Asset/Liability values

■	Financial flexibility/debt capacity

■	Management and controls

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
November 30, 2018 and 2017

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

■
Grade 8—Issuers assigned this grade are characterized by inadequate repayment capacity and/or recovery of the obligor or of the collateral pledged resulting in potential loss if deficiencies are not corrected.

■
Grade 9—Issuers assigned this grade are in (a) payment default at any level in its debt structure or (b) bankruptcy. In addition, asset weaknesses may make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

■	Grade 10—Issuers assigned this grade are charged-off.

The following is a summary of credit risk profile by ICG as of November 30, 2018 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$10,466	$10,466
5.5	—	70,622	70,622
5.8	18,902	336,214	355,116
6.2	186,438	579,700	766,138
6.5	650,182	910,136	1,560,318
6.8	468,457	602,168	1,070,625
7.2	185,593	130,332	315,925
7.5	111,694	99,814	211,508
7.8	50,602	236	50,838
8.2	12,496	14,350	26,846
8.5	16,649	—	16,649
9.2	30,899	—	30,899
Total	$1,731,912	$2,754,038	$4,485,950

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following is a summary of credit risk profile by ICG as of November 30, 2017 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$4,460	$4,460
5.5	—	60,891	60,891
5.8	17,709	351,776	369,485
6.2	132,084	785,241	917,325
6.5	681,244	1,119,830	1,801,074
6.8	430,524	690,347	1,120,871
7.2	165,412	82,632	248,044
7.5	106,642	40,148	146,790
7.8	37,379	17,756	55,135
8.2	53,403	11,474	64,877
8.5	1,266	—	1,266
9.2	18,277	13,684	31,961
Total	$1,643,940	$3,178,239	$4,822,179

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

The Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Payment default of principal and/or interest

■	Bankruptcy declaration

■	Going concern opinion issued by the borrower’s auditors

■	Insufficient cash flow to service debt with low likelihood of turnaround in the short term

■	Securities (public) are de-listed

■	Refinancing sources are unlikely

■	Financial covenants breach is unlikely to be amended

If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Modification of interest rate below market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Delaying principal and/or interest for a period of year or more

■	Forgiveness of some or all of the principal balance

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2018 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$149,712	$85,427	$—
Secondary	34,216	24,943	—
Total	$183,928	$110,370	$—

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2017 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT	INVESTMENT IN TDR SUBSEQUENTLY DEFAULTED
Primary	$118,923	$92,546	$—
Secondary	68,982	38,371	—
Total	$187,905	$130,917	$—

All restructured loans that remain outstanding are initially placed on non-accrual status and subsequently evaluated to determine satisfactory payment performance and ultimate collectability. There were no payment defaults on loans restructured in troubled debt restructurings during the years ended November 30, 2018 and 2017.

Modified loans that are determined to be TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

Other Liabilities—Included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2018 and 2017 there were $209.0 million and $379.9 million, respectively, of unsettled purchases.

5. LOANS HELD FOR SALE, NET

Below is a summary of Loans held for sale, net, as of November 30, 2018 and 2017 (in thousands):

	2018	2017
Loans held for sale	$1,574,923	$722,551
Less:
Original issue discount	(15,198)	(2,636)
Valuation allowance	(2,880)	—
Deferred loan fees, net	(6,670)	(7,369)
Loans held for sale, net	$1,550,175	$712,546

Included in the Loans held for sale were $1,530.5 million and $435.3 million of loans that were funded prior to the balance sheet date, but the completion of the syndication process occurred after, November 30, 2018 and 2017 respectively. As of November 30, 2018 and 2017,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

no loans held for sale were pledged as collateral against the Company’s credit facilities and secured notes issued by CLOs. As of November 30, 2018 and 2017, the Company had no impaired or non-accrual loans in Loans held for sale, net.

Other Assets—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2018 and 2017, there were $112.7 million and $143.0 million, respectively, of unsettled sales.

6. INVESTMENTS AND COLLATERALIZED TRANSACTIONS

Under the fair value option as of November 30, 2018 and 2017, the Company held investments of $59.6 million and $46.1 million, respectively, in corporate equity securities, a corporate bond, interest rate and total return swaps. As of November 30, 2018, the Company also held $45.7 million of held-to-maturity securities which were recorded at cost.

On August 27, 2018, the Company entered into a Limited Partnership Agreement with Mass Mutual, whereby the Company has a $9.9 million unfunded commitment representing less than 10% partnership interest. This entity is considered a VIE of the Company, however the Company is not the primary beneficiary, nor does it have the power to direct the activities that most significantly impact the entity. On this basis, the Company does not consolidate the entity and accounts for this investment at fair value. As of November 30, 2018, the investment had a fair value of $(1.8) million recorded in Other gains (losses), net in the Consolidated Statements of Earnings.

As part of the Company’s financing activities we entered into repurchase agreements where the collateral pledged is CLO notes in the amount of $39.5 million. The agreements with the counterparty contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged notes owned that can be sold or repledged by the counterparty are included in Investments and noted parenthetically as securities pledged on our Consolidated Balance Sheets. Repurchase agreements are accounted for as secured borrowings and are recorded at their contractual repurchase amount plus accrued interest. There is no accrued interest as of November 30, 2018.

The following table sets forth the carrying value of repurchase agreements remaining contractual maturity as of November 30, 2018 (in thousands):

	Contractual Maturity
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase-to-maturity transactions
CLO notes	—	—	—	$39,480	$39,480

DERIVATIVE FINANCIAL INSTRUMENTS

As part of certain CLOs’ risk management strategy to protect against the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) rates associated with its loan commitments, interest rate swaps were purchased and currently have a notional value of $246.9 million with remaining maturity of approximately two years. Additionally, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly owned subsidiary of JGL, with a $23.0 million Variable Funding Note (“VFN”) with one of the CLOs as the underlying asset. As of November 30, 2018 the underlying VFNs have been redeemed and the TRS terminated.

As of November 30, 2018 and 2017, the interest rate swaps and the TRS had a combined fair value of $1.5 million and $6.5 million, respectively and were included within Investments on the Consolidated Balance Sheets. The net gain (loss) on the interest rate swaps and TRS was $2.4 million, $0.4 million and $(3.3) million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Other gains (losses), net in the Consolidated Statements of Earnings. As of November 30, 2018 and 2017, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2018 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$246,858	$246,858

The following table sets forth the remaining contractual maturities of the interest rate swaps and TRS at their notional value as of November 30, 2017 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$1,080,889	$1,080,889
TRS	$3,442	$3,442

7. FINANCIAL INSTRUMENTS AT FAIR VALUE

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2018	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$1,550,175	$—	$—	$1,550,175
Assets, recurring basis:
Investments
Investments in affiliates	$—	$—	$—	$(1,810)	$(1,810)
CLO Notes	—	10,900	—	—	10,900
Interest rate swaps	—	1,496	—	—	1,496
Corporate equity securities	—	11	47,182	—	47,193
Total Investments	$—	$12,407	$47,182	$(1,810)	$57,779

NOVEMBER 30, 2017	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$712,546	$—	$712,546
Assets, recurring basis:
Investments
Bonds	$—	$4,145	$—	$4,145
Notes	—	—	2,351	2,351
Interest rate swaps	—	1,698	—	1,698
Corporate equity securities	—	631	32,511	33,142
Total return swap	—	—	4,812	4,812
Total Investments	$—	$6,474	$39,674	$46,148

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

For loans held for sale, net, the Company uses observable market data when available, including pricing on recent trades, third party pricing, or when appropriate, the recovery value of underlying collateral.

For bonds and interest rate swaps, the Company primarily uses broker quotes for non-exchange traded investments based upon the observability of the inputs.

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis for year ended November 30, 2018 (in thousands):

	BALANCE AT DECEMBER 1, 2017	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(1)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2018	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2018
Corporate equity securities	$32,511	$18,126	$—	$(3,455)	$—	$47,182	$(3,455)
Notes	$2,351	$—	$(2,767)	$416	$—	$—	$—
Total return swap	$4,812	$296	$(5,814)	$706	$—	$—	$—

The following table presents the changes in Level 3 assets measured on a recurring and nonrecurring basis for the year ended November 30, 2017 (in thousands):

	BALANCE AT DECEMBER 1, 2016	PURCHASES/ ADDITIONS	SETTLEMENTS, NET	TOTAL GAINS/ LOSSES (REALIZED AND UNREALIZED)(1)	NET TRANSFERS IN AND OUT OF LEVEL 3	BALANCE AT NOVEMBER 30, 2017	NET CHANGE IN UNREALIZED GAINS/LOSSES RELATING TO INSTRUMENTS STILL HELD AT NOVEMBER 30, 2017
Corporate equity securities	$8,877	$20,802	$—	$2,832	$—	$32,511	$2,832
Notes	$2,370	$—	$—	$(19)	$—	$2,351	$(19)
Total return swap	$3,309	$456	$—	$1,047	$—	$4,812	$1,047

(1)	Total gains and losses (realized and unrealized) are recorded in Other gains (losses), net on the Consolidated Statements of Earnings.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for year ended November 30, 2018. For the year ended November 30, 2017, $44.1 million was transferred from loans held for sale, net to loans receivable.

The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class).

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of the Company’s financial instruments; rather the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.

Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2018:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$47,182		EBITDA multiple	1.6x-13.7x	7.8x
		Market Approach	Revenue multiple	1.0x-2.4x	1.6x

Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2017:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Corporate equity securities
Non-exchange traded securities	$32,511		EBITDA multiple	5.6x-10.7x	7.8x
		Market Approach
		Discounted Cash Flows	Revenue multiple	0.5x-2.0x	1.3x
Investments
Notes	$2,351	Asset Approach	Collateral Liquidation Values	N/A(1)	N/A(1)
Derivatives
Total return swap	$4,812	Discounted Cash Flows	—	—	—
			Constant prepayment rate	20.0%	20.0%
			Constant default rate	2.0%	2.0%
			Loss severity	25.0%	25.0%
			Yield	26.0%	26.0%

(1)	There is no meaningful quantitative information to provide as the methods of valuation are investment specific.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis, but as of November 30, 2018 and 2017, but for which fair value is required to be disclosed (in thousands):

	NOVEMBER 30, 2018		NOVEMBER 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$1,033,048	$1,033,048	$1,555,484	$1,555,484
Restricted cash	468,934	468,934	875,270	875,270
Loans receivable, net	4,443,872	4,328,669	4,751,394	4,688,556
CLO notes(1)	45,735	43,962	—	—
Total	$5,991,589	$5,874,613	$7,182,148	$7,119,310

	NOVEMBER 30, 2018		NOVEMBER 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Credit facilities, net	$186,232	$192,083	$318,103	$323,806
Secured notes payable, net	3,620,191	3,646,054	3,882,817	3,976,732
Securities sold under agreement to repurchase	39,480	38,929	—	—
Long-term debt, net	2,054,023	2,062,584	2,073,479	2,152,397
Total	$5,899,926	$5,939,650	$6,274,399	$6,452,935

(1)	For the year ended November 30, 2018 the Company did not record any OTTI.

Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and are considered Level 1 measurements.

Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotations and using pricing service data from external providers. When broker quotations and pricing service data is unavailable and there are no observable inputs, valuations are based on models involving projected cash flows of the borrower and market prices for comparable borrowers and are considered Level 2 measurements since there is no open exchange for loan assets.

CLO Notes—The fair value is based on prices observed from recently executed market transactions of the same or similar security or based on valuations received from third party brokers or data providers and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs. Valuation that is based on recently executed market transactions of similar securities incorporates additional review and analysis of pricing inputs.

Credit facilities, net—Due to the adjustable rate nature of the borrowings, the fair value of the credit facilities is estimated to be their carrying values less deferred structuring fees and are considered Level 2 measurements. Rates currently are comparable to those offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

Secured notes payable, net—The Company uses broker quotes for non-exchange traded secured notes payable and are considered Level 2 measurements.

Securities sold under agreement to repurchase—The carrying value approximates fair value which was determined by applying prevailing repurchase agreement market interest rates to the Company’s current repurchase agreement structure and are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability and significance of the pricing inputs.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Long-term debt, net—Fair value of long-term debt is based on broker quotations, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market interest rates for issuances of similar term debt.

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

Variable interests in VIEs include debt and equity interests, commitments and management and performance fees. Involvement with VIEs by the Company includes involvement as a portfolio manager of collateralized loan obligations (“CLOs”) or pre-CLO Warehouses (“CLO WHs”) acting as sponsor of CLOs funding the underlying loans prior to the close of a CLO and owning notes issued by the CLOs.

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with the VIE and reassess whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for each VIE and requires judgment.

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

Variable interests in a VIE are assessed both individually and in aggregate to determine whether the Company has an obligation to absorb losses of or a right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether the Company’s variable interest is significant to the VIE requires judgment. In determining the significance of the Company’s variable interest, the Company considers the terms, characteristics and size of the variable interests, the design and characteristics of the VIE, the Company’s involvement in the VIE and the Company’s market-making activities related to the variable interests.

The Company is the primary beneficiary of CLOs and CLO WHs to which the Company transfers or directs the transfer of bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, bonds and revolving credit loans to corporate entities. The Company also retained a portion of the secured notes issued by the CLOs or has first loss collateral of the CLO WHs. In the creation of the CLOs, the Company was involved in the decisions made during the establishment and design of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes in the CLOs and first loss collateral in the CLO WHs that could potentially be significant. The assets of the CLOs and CLO WHs consist of loans, bonds and notes to corporate entities, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIEs do not have recourse to the assets of the Company and the assets of the VIEs are not available to satisfy any debt other than those specific to the VIE.

The Company also holds interest in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company’s variable interest in these entities is in the form of insignificant CLO securities and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.

As of November 30, 2018, the Company recorded investments, at amortized cost, attributed to two non-consolidated VIEs of $56.6 million, with $0.2 million of receivables which are included within Other assets and Investments, respectively, on the Consolidated Balance Sheets. As of November 30, 2018, the Company’s maximum exposure to losses from this investment was $56.8 million.

9. CREDIT FACILITIES, NET

As of November 30, 2018 and 2017 the Company had secured credit facilities totaling $1.7 billion and $1.7 billion, respectively, which were used to fund loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.

During the years ended November 30, 2018, 2017 and 2016, the Company entered into revolving credit agreements for $1.0 billion, $0.6 billion, and $0.5 billion, respectively. During the years ended November 30, 2018, 2017 and 2016, $1.1 billion, $0.6 billion and $0.3 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of November 30, 2018 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	APEX CLO 2018 WH II	CLO 2012 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$800.0	$500.0	$—	$—	$—	$100.0	$300.0	$1,700.0
Outstanding balance	—	—	—	—	—	54.0	138.1	192.1 (1)
Current availability	$800.0	$500.0	$—	$—	$—	$46.0	$161.9	$1,507.9
Principal balance of loans pledged as collateral	$—	$—	$—	$—	$—	$73.2	$249.0	322.2
Largest outstanding amounts during the periods	977.2	500.0	359.3	259.6	126.7	55.4	148.6	2,426.8
Interest expense incurred	3.4	2.0	3.0	3.0	0.9	1.3	6.5	20.1
Undrawn facility fees incurred	5.9	2.6	—	—	—	0.3	2.0	10.8
Variable interest rate based on LIBOR	4.67%	5.30%	N/A	N/A	N/A	4.04%	4.76%
Maturity Date	2/20/2019 (2&3)	3/1/2019 (4&5)	Terminated	Terminated	Terminated	9/12/2021	2/10/2022 (6)

(1)	Outstanding balance does not include $5.9 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(2)	On February 21, 2018, the Third Party Fronting Line was increased to $800.0 million from $500.0 million.

(3)	Third Party Fronting line included a temporary increase of $233.0 million from 2/27/2018 to 3/27/2018.

(4)	The Member’s $500 million Fronting Line was renewed until March 1, 2019.

(5)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(6)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2017 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	CLO 2016 II WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	JFUND V LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$250.0	$—	$100.0	$300.0	$—	$1,650.0
Outstanding balance	—	—	154.8	—	23.4	145.6	—	323.8 (1)
Current availability	$500.0	$500.0	$95.2	$—	$76.6	$154.4	$—	$1,326.2
Principal balance of loans pledged as collateral	$—	$—	$246.6	$—	$32.0	$251.1	$—	$529.7
Largest outstanding amounts during the periods	500.0	1,100.0 (2)	154.8	325.3	43.9	193.1	345.6	2,662.7
Interest expense incurred	4.4	5.1	0.9	1.6	0.7	6.7	3.1	22.5
Undrawn facility fees incurred	3.0	1.7	—	—	0.3	1.2	1.0	7.2
Variable interest rate based on LIBOR	4.19%	4.92%	3.34%	2.98%	2.88%	3.75%	3.05%	—
Maturity Date	2/26/2018 (3)	3/1/2018 (4)	8/4/2018	Terminated	9/12/2021	2/10/2022 (5)	Terminated

(1)	Outstanding balance does not include $5.7 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on consolidated balance sheet.

(2)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(3)	On February 27, 2016, the Third Party Fronting Line was increased to $500.0 million from $481.7 million.

(4)	After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60-day termination notice by either party.

(5)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Below is a summary of the Credit Facilities and Members’ Fronting Line as of and for the year ended November 30, 2016 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	JFIN CLO 2016-II WH	JFIN CLO 2016 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$200.0	$—	$100.0	$300.0	$1,600.0
Outstanding balance	—	—	124.2	—	33.4	189.3	346.9 (1)
Current availability	$500.0	$500.0	$75.8	$—	$66.6	$110.7	$1,253.1
Principal balance of loans pledged as collateral	$—	$—	$219.4	$—	$45.0	$312.1	$576.5
Largest outstanding amounts during the periods	218.6	300.0	124.2	227.8	50.1	247.3	1,168.0
Interest expense incurred	0.3	0.1	0.3	1.3	0.7	7.1	9.8
Undrawn facility fees incurred	4.5	2.7	—	—	0.2	0.4	7.8
Variable interest rate based on LIBOR	3.88%	4.19%	2.88%	1.95%	2.39%	3.22%	—
Maturity Date	2/25/2017	3/1/2017	6/30/2017	Terminated	9/12/2021	2/12/2019

(1)	Outstanding balance does not include $4.1 million of deferred structuring fees.

Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis, New York Branch for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. In June 2015, the Company extended its availability under the LC Facility until June 26, 2018. Subsequent to August 31, 2018, JFIN extended this agreement to June 26, 2021. Natixis may request the Company to post cash collateral not less than 105% of the outstanding face amount of issued letters of credit if certain events of default occur or 30 days prior to the termination of the LC Facility. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. As of November 30, 2018 and 2017, there were $45.1 million and $42.7 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2018, 2017 and 2016 was $1.1 million, $1.0 million and $1.0 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Wells Fargo LC Facility—On March 10, 2016, the Company’s wholly-owned subsidiary JFIN LC Fund LLC (“LC Fund”), which was formed on February 1, 2016, entered into a Standby Letter of Credit Facility with Wells Fargo Bank, National Association (“Wells Fargo”), as issuing bank, pursuant to which the issuing bank has committed to provide a revolving letter of credit facility in an aggregate principal amount of up to $50.0 million. LC Fund’s obligations under the facility mature on the third anniversary of the closing date and are secured by a first lien perfected security interest in a specified segregated deposit account held at Wells Fargo into which the Company is required to deposit 102% of the outstanding face amount of issued letters of credit. The Company guarantees the payment obligations of LC Fund under the facility. In March 2018, the Company increased its stand by letter of credit facility to $100 million, and renewed the facility for an additional two years to March 9, 2020. As of November 30, 2018 and 2017, there were $50.4 million and $22.6 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2018, 2017 and 2016 was $1.5 million, $0.5 million and $0.2 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $5.0 million and $5.7 million at November 30, 2018, and 2017, respectively, and are included in Credit facilities, net on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2018, 2017 and 2016 was $6.5 million, $4.6 million and $4.8 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

Undrawn Facility Fees—Undrawn facility fees in aggregate were $10.8 million, $7.2 million and $7.8 million for the years ended November 30, 2018, 2017 and 2016, respectively, and are included in Interest expense in the Consolidated Statements of Earnings.

10. SECURED NOTES PAYABLE, NET

CLOs consolidated by the Company are funded by the issuance of notes, which are included in Secured notes payable, net on the Consolidated Balance Sheets. Each of the CLOs’ respective assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the term loan CLOs is used first to pay interest due to note holders or to be reinvested in loans as prescribed by the indentures. Four revolver CLOs contain $775.7 million variable funding notes (VFN) that contractually binds the holder to fund the notes upon certain events outlined in the indenture. As of November 30, 2018, the outstanding balance of the VFNs is zero. JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid.

Following are the remaining maturities of the secured notes payable, net (in thousands):

	NOVEMBER 30, 2018	NOVEMBER 30, 2017
Due in 2019	$—	$—
Due in 2020	—	37,378
Due in 2021	—	—
Due in 2022	—	137,141
Due in 2023	—	177,096
Thereafter	3,620,192	3,531,202
Total	$3,620,192	$3,882,817

For the years ended November 30, 2018, 2017 and 2016 the Company repaid $1,819.8 million, $1,779.1 million and $454.8 million of outstanding secured notes payable.

Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.700% to 9.500%.

In connection with the refinancing of four and two of the Company’s CLO’s for years ended November 30, 2018 and 2017, respectively, $12.8 million and $4.4 million of original issue discount and $5.5 million and $6.4 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $33.6 million and $42.4 million as of November 30, 2018 and 2017, respectively, and are included in Secured notes payable, net on the Consolidated Balance Sheets. Deferred structuring fee expense, including acceleration associated with refinancing, was $15.7 million, $17.5 million and $9.8 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $26.6 million and $47.5 million as of November 30, 2018 and 2017, respectively, was included within Secured notes payable, net on the Consolidated Balance Sheets. Original issue discount expense, including acceleration associated with refinancing, was $25.3 million, $16.9 million and $9.2 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

11. LONG-TERM DEBT, NET

Below is a summary of JFIN’s long-term debt as of November 30, 2018 (in millions):

DESCRIPTION	ISSUE DATE	OUTSTANDING PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES
2020 Notes(1)	3/26/2013	$600.0	April 1, 2020	7.375%	April and October 1
2021 Notes(1)	10/14/2014	$425.0	April 15, 2021	7.500%	April and October 15
2022 Notes(1)	3/31/2014	$415.0	April 15, 2022	6.875%	April and October 15
2024 Notes(1)	8/03/2017	$387.3	August 15, 2024	7.250%	February and August 15
Secured Term Loan(2)	8/03/2017	$247.5	August 3, 2024(3)	Libor +2.500%	Last business day of each fiscal quarter

(1)	Collectively, the 2020 Notes, 2021 Notes, 2022 Notes and the 2024 Notes are referred to as the “Senior Notes”.

(2)	Issued with a Libor floor of 1%.

(3)	The Secured Term Loan matures on August 3, 2024, or December 31, 2019 if the amount outstanding on the 2020 Notes, 2021 Notes, 2022 Notes exceeds $100.0 million on such date.

In August 2017, JFIN and its wholly-owned subsidiary JFIN Co-Issuer Corporation (collectively, the “Issuers”), issued $400.0 million of senior unsecured notes (“2024 Notes”) to third party investors intended to be used for general corporate purposes.

The Senior Notes are not guaranteed by any of the Company’s subsidiaries; however, its subsidiaries may be required to guarantee the Senior Notes in the future pursuant to certain covenants as defined in the applicable Senior Notes offering memorandum. At any time prior to August 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of such 2024 Notes, plus the relevant Applicable Premium, as defined in the applicable offering memorandum as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date. The 2020 Notes, 2021 Notes, 2022 Notes are redeemable (and on or after August 15, 2020, the 2024 Notes shall be redeemable), in whole or in part, at the Company’s option, at a redemption price equal to the respective percentage of the principal amount of any Senior Notes being redeemed set forth below during the twelve-month period beginning on the respective year indicated below, plus accrued but unpaid interest, if any, to but not including the applicable redemption date.

The table below summarizes the respective redemption prices for the Senior Notes within the twelve-month period after the respective redemption dates, plus accrued but unpaid interest:

	2020 NOTES	2021 NOTES	2022 NOTES	2024 NOTES
YEAR	PERCENTAGE
2019	100.000%	101.875%	101.719%	107.250%
2020	100.000%	100.000%	100.000%	103.625%
2021	—	100.000%	100.000%	101.813%
2022	—	—	100.000%	100.000%
2023	—	—	—	100.000%
2024 and thereafter	—	—	—	100.000%

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

On August 3, 2017 JFIN refinanced its $215.0 million senior secured term loan into a new $250.0 million senior secured term loan. The term loan was subsequently amended on February 13, 2018, with the interest rate decreasing from 3.0% to 2.5%. The debt under the seven-year term loan is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to certain negative covenants. As of November 30, 2018 and 2017, $1.8 billion and $1.0 billion, respectively, of loans were pledged as collateral to the term loan. In connection with the refinancing, $1.2 million of original issue discount and $2.0 million of structuring fees were accelerated for the year ended November 30, 2017 and are included in interest expense in the Consolidated Statements of Earnings.

During the year ending November 30, 2018, the Company repurchased $10.0 million of the 2022 Notes and $12.7 million of the 2024 Notes. It is the Company’s policy to repurchase the Senior Notes in the open market depending on overall market conditions.

Interest expense related to Long-term debt was $145.8 million, $125.3 million and $114.9 million for the years ended November 30, 2018, 2017 and 2016, respectively.

Deferred Structuring Fees—Deferred structuring fees in aggregate were $20.3 million and $25.9 million as of November 30, 2018 and 2017, respectively and are included in Long-term debt, net on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $6.7 million, $7.6 million and $5.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

Original Issue Discount—The unamortized original issue discount of $0.5 million and $0.6 million as of November 30, 2018 and 2017, respectively, was included within Long-term debt, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $0.1 million, $1.5 million and $0.4 million for the years ended November 30, 2018, 2017 and 2016 respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

12. FEE INCOME, NET

The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Underwriting fees	$641,094	$625,754	$262,933
Administration fees	11,137	8,399	9,508
Other fees	67,887	61,024	52,104
	720,118	695,177	324,545
Less:
Deferred underwriting fees	(136,292)	(113,179)	(72,227)
Jefferies LLC fees, net(1)	(268,705)	(279,337)	(99,013)
Third party fees	(32,265)	(32,638)	(22,949)
Fee income, net	$282,856	$270,023	$130,356

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.

13. OTHER GAINS (LOSSES), NET

The following summarizes Other gains (losses), net for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Realized gain (loss) on sale of loans held for sale	$10,445	$6,467	$(34,545)
Change in fair value of loans held for sale	(5)	(4,634)	(8,267)
Realized gain (loss) on investments	492	1,047	(24,597)
Unrealized gain (loss) on investments	(2,116)	1,863	(8,139)
Dividends	307	1,937	—
Other gains (losses), net	$9,123	$6,680	$(75,548)

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

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

Income tax expense for the years ended November 30, 2018, 2017 and 2016 consists of the following (in thousands):

	2018	2017	2016
Current—local	$7,591	$5,750	$(1,569)
Deferred—local	(91)	550	55
Total income tax expense (benefit)	$7,500	$6,300	$(1,514)

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $4.9 million and $4.9 million as of November 30, 2018, and 2017, respectively, included in Other assets on the Consolidated Balance Sheets.

For the years ended November 30, 2018 and 2017, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance as of November 30, 2018 and 2017.

The Company’s effective tax rate was 3.7%, 3.4% and 4.2% for years ended November 30, 2018, 2017 and 2016, respectively. The Company’s effective tax rate for the years ended November 30, 2018, 2017 and 2016 differed from the New York City statutory rate of 4.0% primarily due to the exclusion of foreign income and losses not subject to tax in the United States and the apportioning of revenues for state tax purposes.

The Company had a current income tax payable balance of $27.7 million and $20.2 million as of November 30, 2018 and 2017 respectively, included in other liabilities on the Consolidated Balance Sheets.

The balance of net unrecognized tax benefits was $28.2 million and $23.1 million as of November 30, 2018 and 2017, respectively. Interest related to income tax liabilities is recognized in income tax (benefit) expense in the Consolidated Statements of Earnings. Penalties, if any, are recognized in other expenses in the Consolidated Statements of Earnings. The Company has interest accrued of approximately $5.3 million and $4.0 million as of November 30, 2018 and 2017, respectively. No material penalties have been accrued.

The Company is currently under examination by New York City for the years 2006 to 2013 The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements. The Company is subject to examination for the years starting 2010.

15. RELATED PARTY TRANSACTIONS

JGL—On July 20, 2017, JGL increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, JGL contributed additional capital of $74.8 million. Distributions by JFIN to JGL in respect of taxes were $40.0 million for the year ended November 30, 2018. The undrawn capital commitment available to JFIN from JGL as of November 30, 2018 and 2017 was $55.2 million and $113.8 million, respectively, per the LLC agreement.

JFIN owed JGL $0.3 million and $0.4 million as of November 30, 2018 and 2017, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for JGL was $2.4 million, $3.5 million and $1.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. For the years ended November 30, 2018, 2017 and 2016, the Company borrowed in aggregate from JGI $1.9 billion, $3.0 billion and $0.2 billion, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

JGL provided a guarantee to one of the consolidated CLOs, whereby Jefferies was required to make certain payments to the CLO in the event that JFIN was unable to meet its obligations. In October 2017, the related VFN note was redeemed in full and the guaranty terminated.

Mass Mutual—On July 20, 2017, Mass Mutual increased its capital commitment by $150.0 million bringing its total equity capital commitment to $750.0 million. On August 1, 2017, Mass Mutual contributed additional capital of $74.8 million. Distributions by JFIN to Mass Mutual in respect of taxes were $40.0 million for the year ended November 30, 2018. The undrawn capital commitment available to JFIN from Mass Mutual as of November 30, 2018 and 2017 was $55.2 million and $113.8 million, respectively, per the LLC agreement.

JFIN owed Mass Mutual $0.6 million and $0.4 million as of November 30, 2018 and 2017, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for Mass Mutual was $2.1 million, $3.2 million and $1.3 million for the years ended November 30, 2018, 2017 and 2016, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. For the years ended November 30, 2018, 2017 and 2016, the Company borrowed in aggregate from Mass Mutual $1.3 billion, $1.8 billion, $0.2 billion, respectively.

Mass Mutual has also provided JFIN’s direct lending subsidiary, JFAM access to capital to invest on their behalf and paid $0.7 million and $0.4 million for years ending November 30, 2018 and 2017, respectively in management fees to JFAM.

During the year the Company entered into a Limited Partnership Agreement with Mass Mutual for the purpose of investing in certain revolving credit facilities. Please refer to Note 6 for further information.

Babson Capital Management LLC (“BCM”)—BCM is the subadvisor to one of the Company’s CLOs and is entitled to receive management and incentive fees, which are included in General, administrative and other in the Consolidated Statements of Earnings.

Below is a summary of management fees earned by BCM for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Management fees charged by BCM	$912	$2,807	$1,488

JFIN owed BCM approximately $0.2 million related to collateral management fees as of November 30, 2018 and 2017, which is recorded in Due to affiliates on the Consolidated Balance Sheets.

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

Below is a summary of expenses charged by Jefferies to JFIN for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Compensation and benefits	$31,661	$24,222	$28,919
Administration expenses	26,003	22,938	13,935
Occupancy expenses	3,322	2,928	2,999
New York City Unincorporated Business Tax	635	291	347
Expenses charged by Jefferies	$61,621	$50,379	$46,200

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

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

Under the Jefferies Service Agreement, JFIN receives from and pays to Jefferies fees on certain transactions originated by Jefferies. Net origination expenses were $268.7 million, $279.3 million and $99.0 million for the years ended November 30, 2018, 2017 and 2016, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.

In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL to provide certain operational support, subsidies for loans, reimbursement of expenses, or to mitigate potential losses on transactions.

JFIN owed Jefferies $34.6 million and $34.1 million at November 30, 2018 and 2017, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.

Additionally, JFIN had cash on deposit at Jefferies totaling $14.1 million at November 30, 2018 and 2017.

At November 30, 2018 and 2017, JGL provides guarantees of the obligations of certain of its subsidiaries that own variable funding notes issued by certain CLOs, whereby such subsidiary is required to make certain payments to such CLO in the event that JFIN is unable to meet its obligations under such CLO. On October 24, 2017, this guarantee was terminated as the related CLO notes were redeemed. Additionally, JFP and Jefferies Funding LLC (JFL) have entered into derivative contracts or participation agreements with JFIN whose underlying value is based on certain securities issued by certain CLOs. Under these contracts, JFIN paid approximately $5.8 million and $1.2 million to JFP and JFL, respectively. The derivative contract entered with JFP was terminated in September 2018. Refer to Note 6, Investments, and Note 7, Financial Instruments at Fair Value.

In connection with the issuance of the Senior Notes, Jefferies acted as underwriter. Jefferies also acted as a placement agent and underwriter for certain CLOs and holds a portion of certain secured notes.

On September 21, 2016, JFIN CLO 2016-II entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on February 24, 2017 when the assets were contributed into the CLO. On August 4, 2017, Apex Credit CLO 2017-III WH entered into a $250.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on March 28, 2018 when the assets were contributed into the CLO. On April 20, 2018, JFIN CLO 2012 WH entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Leveraged Credit Products LLC. The warehouse was terminated on August 17, 2018 when the assets were contributed into the CLO.

16. LOAN COMMITMENTS

From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded as assets on the Consolidated Balance Sheets. Once drawn, the funded amounts can be pledged as collateral under the Company’s credit facilities. As of November 30, 2018 and 2017, the Company had undrawn commitments of $2.2 billion and $1.9 billion, respectively. As of November 30, 2018, the Company, through CLOs, had the capacity to fund $0.9 billion of revolving commitments. In addition, $214.5 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2018 and 2017,

JEFFERIES FINANCE LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2018 and 2017

these commitments had maturity dates through June 2026 and October 2024, respectively. For the years ended November 30, 2018, 2017 and 2016, the Company earned unfunded fees of $15.4 million, $13.0 million and $11.5 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.

In addition, during the normal course of business, the Company extends commitments to underwrite loan products. As of November 30, 2018, the Company had $3.4 billion of commitments to these credit facilities, of which $0.7 billion had been syndicated to third parties. As of November 30, 2017, the Company had $2.6 billion of commitments to these credit facilities, of which $0.6 billion had been syndicated to third parties.

17. CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2018, there was only one borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2017, there was no borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2018, business services, healthcare and retail were the largest industry concentrations, which made up approximately 27%, 11% and 8%, respectively, of all loan balances. As of November 30, 2017, healthcare, business services, retail, and hotel, gaming and leisure were the largest industry concentrations, which made up approximately 13%, 11%, 10%, and 8%, respectively, of all loan balances. Loans balances include Loans receivable and Loans held for sale.

* * * * * *

