Form 10-Q
period 2019-02-28
Jefferies Group LLC
filed 2019-04-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2019	November 30, 2018
ASSETS
Cash and cash equivalents ($1,101 and $1,096 at February 28, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	$4,131,932	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	763,213	707,960
Financial instruments owned, at fair value (including securities pledged of $14,322,307 and $13,059,802 at February 28, 2019 and November 30, 2018, respectively; and $323,854 and $380 at February 28, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	16,899,559	16,399,526
Loans to and investments in related parties	924,975	997,524
Securities borrowed	7,231,073	6,538,212
Securities purchased under agreements to resell	3,496,570	2,785,758
Receivables:
Brokers, dealers and clearing organizations	4,529,641	3,218,984
Customers	1,597,046	2,017,090
Fees, interest and other	347,185	327,083
Premises and equipment	307,604	304,026
Goodwill	1,645,435	1,642,170
Other assets ($2 at both February 28, 2019 and November 30, 2018, related to consolidated VIEs)	1,259,515	1,084,554
Total assets	$43,133,748	$41,168,773
LIABILITIES AND EQUITY
Short-term borrowings	$530,484	$387,492
Financial instruments sold, not yet purchased, at fair value	10,277,724	9,478,944
Collateralized financings:
Securities loaned	2,234,700	1,838,688
Securities sold under agreements to repurchase	9,307,283	8,643,069
Other secured financings (includes $932,544 and $881,472 at February 28, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	933,169	881,472
Payables:
Brokers, dealers and clearing organizations	2,767,623	2,448,059
Customers	3,389,623	3,176,727
Accrued expenses and other liabilities ($583 and $642 at February 28, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	954,941	1,585,635
Long-term debt (includes $750,978 and $686,170 at fair value at February 28, 2019 and November 30, 2018, respectively)	6,581,019	6,546,283
Total liabilities	36,976,566	34,986,369
EQUITY
Member’s paid-in capital	6,299,653	6,376,662
Accumulated other comprehensive loss:
Currency translation adjustments	(155,766)	(185,804)
Changes in instrument specific credit risk	12,101	(5,728)
Cash flow hedges	219	470
Additional minimum pension liability	(4,739)	(4,761)
Available-for-sale securities	(200)	(346)
Total accumulated other comprehensive loss	(148,385)	(196,169)
Total Jefferies Group LLC member’s equity	6,151,268	6,180,493
Noncontrolling interests	5,914	1,911
Total equity	6,157,182	6,182,404
Total liabilities and equity	$43,133,748	$41,168,773
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2019	2018
Revenues:
Commissions and other fees	$147,326	$147,902
Principal transactions	234,298	217,473
Investment banking	285,596	439,991
Asset management fees	6,669	4,930
Interest	360,975	257,816
Other	20,008	18,483
Total revenues	1,054,872	1,086,595
Interest expense	369,154	265,349
Net revenues	685,718	821,246
Non-interest expenses:
Compensation and benefits	371,685	455,633
Non-compensation expenses:
Floor brokerage and clearing fees	51,977	43,819
Technology and communications	79,170	69,077
Occupancy and equipment rental	28,539	24,591
Business development	30,555	42,107
Professional services	36,927	30,408
Underwriting costs	8,575	14,275
Other	15,705	18,598
Total non-compensation expenses	251,448	242,875
Total non-interest expenses	623,133	698,508
Earnings before income taxes	62,585	122,738
Income tax expense	16,220	183,557
Net earnings (loss)	46,365	(60,819)
Net earnings (loss) attributable to noncontrolling interests	384	(1)
Net earnings (loss) attributable to Jefferies Group LLC	$45,981	$(60,818)
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2019	2018
Net earnings (loss)	$46,365	$(60,819)
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	30,060	16,019
Changes in instrument specific credit risk (2)	17,829	(18,113)
Cash flow hedges (3)	(251)	1,046
Unrealized gain on available-for-sale securities (4)	146	—
Total other comprehensive income (loss), net of tax (5)	47,784	(1,048)
Comprehensive income (loss)	94,149	(61,867)
Net earnings (loss) attributable to noncontrolling interests	384	(1)
Comprehensive income (loss) attributable to Jefferies Group LLC	$93,765	$(61,866)

(1)
The amount during the three months ended February 28, 2019 includes $7.4 million related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Cuts and Jobs Act (the “Tax Act”). The amount during the three months ended February 28, 2018 include $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(2)
The amounts include income tax expense of approximately $6.0 million and $1.9 million for the three months ended February 28, 2019 and 2018, respectively. The amount during the three months ended February 28, 2019 includes a gain of $0.3 million, net of taxes of $0.1 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amount during the three months ended February 28, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital. Refer to Note 3, Accounting Developments for further information.

(3)
The amount during the three months ended February 28, 2019 includes income tax benefit of approximately $0.1 million. The amount during the three months ended February 28, 2018 includes income tax expense of $1.0 million and ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(4)	The amount includes income tax expense of approximately $0.1 million.

(5)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2019	2018
Member’s paid-in capital:
Balance, beginning of period	$6,376,662	$5,895,601
Cumulative effect of the adoption of the new revenue standard, net of tax	—	(6,121)
Net earnings (loss) attributable to Jefferies Group LLC	45,981	(60,818)
Distribution to Jefferies Financial Group Inc.	(122,990)	(200,000)
Tax Cuts and Jobs Act adjustment	—	7,150
Balance, end of period	$6,299,653	$5,635,812
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(196,169)	$(136,779)
Currency adjustments and other	30,060	16,019
Changes in instrument specific credit risk	17,829	(18,113)
Cash flow hedges	(251)	1,046
Unrealized gain on available-for-sale securities	146	—
Balance, end of period	$(148,385)	$(137,827)
Total Jefferies Group LLC member’s equity	$6,151,268	$5,497,985
Noncontrolling interests:
Balance, beginning of period	$1,911	$737
Net earnings (loss) attributable to noncontrolling interests	384	(1)
Contributions	4,600	—
Distributions	(981)	—
Balance, end of period	$5,914	$736
Total equity	$6,157,182	$5,498,721

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$46,365	$(60,819)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5,367	1,843
Income on loans to and investments in related parties	(11,337)	(5,605)
Distributions received on investments in related parties	94,041	—
Other adjustments	28,745	(38,250)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	12	64,861
Receivables:
Brokers, dealers and clearing organizations	(1,285,635)	(1,314,557)
Customers	420,048	(33,216)
Fees, interest and other	(18,352)	71,275
Securities borrowed	(674,484)	427,310
Financial instruments owned	(395,921)	(1,102,846)
Securities purchased under agreements to resell	(660,842)	716,157
Other assets	(178,830)	50,756
Payables:
Brokers, dealers and clearing organizations	301,741	814,852
Customers	212,895	222,603
Securities loaned	378,261	(476,725)
Financial instruments sold, not yet purchased	704,478	1,442,571
Securities sold under agreements to repurchase	632,686	(418,052)
Accrued expenses and other liabilities	(650,084)	(679,748)
Net cash used in operating activities	(1,050,846)	(317,590)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(10,370)	(1,778,386)
Distributions from loans to and investments in related parties	—	1,639,300
Net payments on premises and equipment	(19,606)	(16,953)
Net cash used in investing activities	(29,976)	(156,039)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2019	2018
Cash flows from financing activities:
Proceeds from short-term borrowings	405,000	275,000
Payments on short-term borrowings	(254,000)	(248,323)
Proceeds from issuance of long-term debt, net of issuance costs	92,375	1,138,705
Repayment of long-term debt	(50,695)	(334,978)
Dividend distribution	(130,697)	(200,000)
Net proceeds from (payments on) other secured financings	51,697	(19,752)
Net change in bank overdrafts	(8,360)	2,360
Proceeds from contributions of noncontrolling interests	4,600	—
Payments on distributions to noncontrolling interests	(981)	—
Net cash provided by financing activities	108,939	613,012
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,194	2,528
Net increase (decrease) in cash, cash equivalents and restricted cash	(958,689)	141,911
Cash, cash equivalents and restricted cash at beginning of period	5,819,027	5,642,776
Cash, cash equivalents and restricted cash at end of period	$4,860,338	$5,784,687

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$391,674	$314,921
Income taxes, net	37,168	(2,184)
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	February 28, 2019	November 30, 2018
Cash and cash equivalents	$4,131,932	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	728,406	673,141
Total cash, cash equivalents and restricted cash	$4,860,338	$5,819,027
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
Jefferies Group LLC is a direct wholly owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”). Jefferies does not guarantee any of our outstanding debt securities. Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Jefferies, as well as a Director of Jefferies. Brian P. Friedman, our Chairman of the Executive Committee, is Jefferies’ President and a Director of Jefferies.
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
On October 1, 2018, Jefferies transferred its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased Leucadia Investment Management Limited, an investment advisory company, from Leucadia Asset Management Holding LLC, a subsidiary of Jefferies. These transfers were accomplished as capital contributions from Jefferies of approximately $598.2 million and total cash payments of $76.0 million to Jefferies during the fourth quarter of 2018. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to us, for which Jefferies has indemnified us.
We operate in two reportable business segments, Capital Markets and Asset Management. For further information on our reportable business segments, refer to Note 18, Segment Reporting.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2018. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2018 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in the Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) attributable to noncontrolling interests in our Consolidated Statements of Earnings.
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

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Consolidation. In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $557.8 million and $322.9 million at February 28, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,250,523	$132,546	$54,766	$—	$2,437,835
Corporate debt securities	—	2,574,258	10,930	—	2,585,188
Collateralized debt obligations and collateralized loan obligations	—	87,414	32,566	—	119,980
U.S. government and federal agency securities	1,726,076	92,128	—	—	1,818,204
Municipal securities	—	647,475	—	—	647,475
Sovereign obligations	1,653,015	1,311,179	—	—	2,964,194
Residential mortgage-backed securities	—	2,018,358	20,963	—	2,039,321
Commercial mortgage-backed securities	—	860,865	12,820	—	873,685
Other asset-backed securities	—	254,870	35,886	—	290,756
Loans and other receivables	—	2,145,486	78,051	—	2,223,537
Derivatives	5,167	2,481,349	8,211	(2,293,982)	200,745
Investments at fair value	—	—	140,812	—	140,812
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,634,781	$12,605,928	$395,005	$(2,293,982)	$16,341,732

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,806,579	$1,383	$78	$—	$2,808,040
Corporate debt securities	—	1,741,692	730	—	1,742,422
U.S. government and federal agency securities	855,042	—	—	—	855,042
Sovereign obligations	1,770,566	1,164,066	—	—	2,934,632
Commercial mortgage-backed securities	—	—	70	—	70
Loans	—	1,572,077	3,420	—	1,575,497
Derivatives	14,018	2,692,471	37,186	(2,381,654)	362,021
Total financial instruments sold, not yet purchased	$5,446,205	$7,171,689	$41,484	$(2,381,654)	$10,277,724
Long-term debt	$—	$467,839	$283,139	$—	$750,978

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

Corporate Debt Securities

•
Investment Grade Corporate Bonds: Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Corporate bonds measured using alternative valuation techniques are categorized within Level 3 of the fair value hierarchy and are a limited portion of our corporate bonds.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$273,925	$—
Equity Funds (3)	35,719	20,036
Commodity Funds (4)	15,382	—
Multi-asset Funds (5)	232,465	—
Other Funds (6)	336	—
Total	$557,827	$20,036

	November 30, 2018
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$15,338	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$322,909	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At February 28, 2019 and November 30, 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At the end of this restriction period, which is in approximately 34 months, these investments are redeemable monthly with 45-90 days prior written notice. At February 28, 2019 and November 30, 2018, approximately 6% and 97%, respectively, of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At February 28, 2019 and November 30, 2018, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in approximately one to ten years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2019 and November 30, 2018, investments representing approximately 6% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(6)
This category includes investments in a fund that invests in loans secured by a first trust deed on property, domestic and international public high yield debt, private high yield investments, senior bank loans, public leveraged equities, distressed debt and private equity investments and there are no redemption provisions. This category also includes investments in a fund of funds that invests in various private equity funds that are managed by us and have no redemption provisions. Investments in the fund of funds are gradually being liquidated, however, the timing of when the proceeds will be received is uncertain.

Long-term Debt
Long-term debt includes variable rate, fixed-to-floating rate, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the quarter, otherwise categorized within Level 3.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2019 (in thousands):

	Three Months Ended February 28, 2019
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at February 28, 2019, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2018		Purchases	Sales	Settlements	Issuances		Balance at February 28, 2019	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$4,830	$1,410	$(2,411)	$(66)	$—	$(37)	$54,766	$4,945	$—
Corporate debt securities	9,484	466	3,568	(3,233)	(834)	—	1,479	10,930	498	—
CDOs and CLOs	25,815	(8,153)	49,201	(32,759)	—	—	(1,538)	32,566	(3,814)	—
RMBS	19,603	462	975	—	(27)	—	(50)	20,963	494	—
CMBS	10,886	136	12	—	(41)	—	1,827	12,820	96	—
Other ABS	53,175	(2,290)	29,195	(30,060)	(12,320)	—	(1,814)	35,886	(1,763)	—
Loans and other receivables	46,985	814	40,061	(27,142)	(1,990)	—	19,323	78,051	130	—
Investments at fair value	113,831	(786)	27,767	—	—	—	—	140,812	(786)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(2)	$—	$80	$—	$—	$—	$78	$2	$—
Corporate debt securities	522	(241)	—	—	—	—	449	730	241	—
CMBS	—	70	—	—	—	—	—	70	(70)	—
Loans	6,376	(229)	(1,411)	504	—	—	(1,820)	3,420	338	—
Net derivatives (2)	21,614	(5,348)	(2,804)	3,084	169	—	12,260	28,975	3,333	—
Long-term debt	200,745	(16,701)	—	—	(5,665)	92,016	12,744	283,139	4,045	12,656

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2019
During the three months ended February 28, 2019, transfers of assets of $60.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $25.8 million, CDOs and CLOs of $14.1 million and other ABS of $10.8 million due to reduced pricing transparency.
During the three months ended February 28, 2019, transfers of assets of $41.2 million from Level 3 to Level 2 are primarily attributed to:

•	CDOs and CLOs of $15.7 million, other ABS of $12.6 million and loans and other receivables of $6.5 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended February 28, 2019, transfers of liabilities of $36.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $22.2 million and net derivatives of $13.9 million due to reduced market and pricing transparency.
During the three months ended February 28, 2019, transfers of liabilities of $12.9 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $9.4 million due to greater market transparency.
Net losses on Level 3 assets were $4.5 million and net gains on Level 3 liabilities were $22.5 million for the three months ended February 28, 2019. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs and other ABS, partially offset by increased market values across corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes.

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
Net gains on Level 3 assets were $5.2 million and net gains on Level 3 liabilities were $1.2 million for the three months ended February 28, 2018. Net gains on Level 3 assets were primarily due to increased market values across corporate equity securities and certain loans and other receivables, partially offset by decreased market values across CDOs and CLOs, RMBS and other ABS. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain net derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2019 and November 30, 2018
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2019
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$48,459
Non-exchange-traded securities		Market approach	Price	$3-$518	$123
			Transaction level	$85	—
			Underlying stock price	$3-$11	$8
Corporate debt securities	$10,930	Market approach	Estimated recovery percentage	48%	—
			Price	$16-$131	$98
			Discount rate/yield	25%	—
CDOs and CLOs	$32,566	Discounted cash flows	Constant prepayment rate	10%-20%	15%
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	27%
			Discount rate/yield	10%-16%	12%
		Scenario analysis	Estimated recovery percentage	2%	—
RMBS	$20,963	Discounted cash flows	Cumulative loss rate	1%-2%	2%
			Duration (years)	7-22	8
			Discount rate/yield	3%-5%	3%
		Market approach	Price	$100	—
CMBS	$11,319	Discounted cash flows	Cumulative loss rate	8%-84%	28%
			Duration (years)	1-2	1
			Discount rate/yield	2%-26%	17%
		Scenario analysis	Estimated recovery percentage	15%	—
			Price	$49	—
Other ABS	$35,886	Discounted cash flows	Cumulative loss rate	11%-30%	22%
			Duration (years)	1-2	1
			Discount rate/yield	6%-12%	10%
		Market approach	Price	$100	—
Loans and other receivables	$78,051	Market approach	Estimated recovery percentage	1%	—
			Price	$50-$100	$92
		Scenario analysis	Estimated recovery percentage	13%-117%	105%
Derivatives	$6,552
Total return swaps		Market approach	Price	$95-$100	$98
Investments at fair value	$113,045
Private equity securities		Market approach	Price	$3-$250	$116
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$3,420	Market approach	Price	$50	—
Derivatives	$37,186
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	27%-82%	48%
Interest rate swaps		Market approach	Basis points	18-19	18
Total return swaps		Market approach	Price	$95-$100	$97
Long-term debt
Structured notes	$283,139	Market approach	Price	$73-$95	$84
			Price	€76-€107	€93

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2018
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$43,664
Non-exchange-traded securities		Market approach	Price	$1-$75	$12
			Transaction level	$47	—
Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%	—
			Transaction level	$80	—
CDOs and CLOs	$25,815	Discounted cash flows	Constant prepayment rate	10%-20%	18%
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	26%
			Discount rate/yield	11%-16%	14%
		Scenario analysis	Estimated recovery percentage	2%	—
RMBS	$19,603	Discounted cash flows	Cumulative loss rate	4%	—
			Duration (years)	13	—
			Loss severity	0%	—
			Discount rate/yield	3%	—
		Market approach	Price	$100	—
CMBS	$9,444	Discounted cash flows	Cumulative loss rate	8%-85%	45%
			Duration (years)	1-3	1
			Loss severity	64%	—
			Discount rate/yield	2%-15%	6%
		Scenario analysis	Estimated recovery percentage	26%	—
			Price	$49	—
Other ABS	$53,175	Discounted cash flows	Cumulative loss rate	12%-30%	22%
			Duration (years)	1-2	1
			Discount rate/yield	6%-12%	8%
		Market approach	Price	$100	—
Loans and other receivables	$46,078	Market approach	Price	$50-$100	$96
		Scenario analysis	Estimated recovery percentage	13%-117%	105%
Derivatives	$4,602
Total return swaps		Market approach	Price	$97	—
Investments at fair value	$113,831
Private equity securities		Market approach	Price	$3-$250	$108
			Transaction level	$169	—
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$6,376	Market approach	Price	$50-$101	$74
Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%	—
		Volatility benchmarking	Volatility	39%-62%	50%
Interest rate swaps		Market approach	Price	$20	—
Total return swaps		Market approach	Price	$97	—
Long-term debt
Structured notes	$200,745	Market approach	Price	$78-$94	$86
			Price	€68-€110	€96
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2019 and November 30, 2018, asset exclusions consisted of $37.2 million and $11.1 million, respectively, primarily comprised of private equity securities, corporate equity securities, CMBS, loans and other receivables and certain derivatives. At February 28, 2019 and November 30, 2018, liability exclusions consisted of $0.9 million and $0.5 million, respectively, primarily comprised of CMBS and corporate debt and equity securities.

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

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, interest rate swaps, total return swaps, RMBS, other ABS, private equity securities and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, total return swaps, interest rate swaps, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield of corporate debt securities would result in a significantly lower (higher) fair value measurement.

•
Loans and other receivables, CDOs and CLOs, CMBS and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the CMBS would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

•
CDOs and CLOs, RMBS, CMBS and other ABS using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our capital markets businesses and are included in Long-term debt in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended February 28,
	2019	2018
Financial instruments owned:
Loans and other receivables	$(7,335)	$2,628
Financial instruments sold, not yet purchased:
Loans	$—	$250
Loan commitments	79	(129)
Long-term debt:
Changes in instrument specific credit risk (1)	$23,483	$(16,202)
Other changes in fair value (2)	(10,643)	41,154

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	February 28, 2019	November 30, 2018
Financial instruments owned:
Loans and other receivables (1)	$907,395	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	267,047	158,392
Long-term debt	128,085	114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $18.7 million and $20.5 million at February 28, 2019 and November 30, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $165.7 million and $105.3 million at February 28, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $43.7 million and $19.4 million at February 28, 2019 and November 30, 2018, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented in Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million at both February 28, 2019 and November 30, 2018.

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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 28, 2019 and November 30, 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2019 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$18,037	1
Total derivatives designated as accounting hedges	—		18,037

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,417	41,436	575	28,615
Cleared OTC	444,956	2,829	443,284	2,433
Bilateral OTC	384,646	1,537	397,041	814
Foreign exchange contracts:
Exchange-traded	—	547	—	351
Bilateral OTC	302,480	8,837	291,008	9,050
Equity contracts:
Exchange-traded	1,195,820	1,859,356	1,322,441	1,515,617
Bilateral OTC	133,461	4,461	244,470	3,334
Commodity contracts:
Exchange-traded	58	5,010	158	4,431
Bilateral OTC	—	—	1	1
Credit contracts:
Cleared OTC	2,336	13	11,424	27
Bilateral OTC	29,553	109	15,236	74
Total derivatives not designated as accounting hedges	2,494,727		2,725,638
Total gross derivative assets/ liabilities:
Exchange-traded	1,197,295		1,323,174
Cleared OTC	447,292		472,745
Bilateral OTC	850,140		947,756
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,173,183)		(1,173,183)
Cleared OTC	(426,011)		(434,419)
Bilateral OTC	(694,788)		(774,052)
Net amounts per Consolidated Statements of Financial Condition (4)	$200,745		$362,021

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
Total gross derivative assets/liabilities:
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2019	2018
Interest rate swaps	$14,587	$(21,221)
Long-term debt	(15,556)	22,715
Total	$(969)	$1,494
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2019	2018
Interest rate contracts	$(69,831)	$26,962
Foreign exchange contracts	(176)	4,263
Equity contracts	(28,481)	(163,441)
Commodity contracts	2,492	(177)
Credit contracts	4,095	382
Total	$(91,901)	$(132,011)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$2,539	$17,857	$5,240	$—	$25,636
Credit default swaps	111	19,824	—	(108)	19,827
Total return swaps	47,890	18,274	—	(984)	65,180
Foreign currency forwards, swaps and options	65,040	11,413	—	(16,118)	60,335
Fixed income forwards	1,645	—	—	—	1,645
Interest rate swaps, options and forwards	29,360	114,382	115,221	(76,899)	182,064
Total	$146,585	$181,750	$120,461	$(94,109)	354,687
Cross product counterparty netting					(32,496)
Total OTC derivative assets included in Financial instruments owned					$322,191

(1)	At February 28, 2019, we held exchange-traded derivative assets and other credit agreements with a fair value of $25.7 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 28, 2019, cash collateral received was $147.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$30,988	$106,443	$37,837	$—	$175,268
Credit default swaps	1,918	10,878	—	(108)	12,688
Total return swaps	11,553	14,057	—	(984)	24,626
Foreign currency forwards, swaps and options	53,908	11,042	—	(16,118)	48,832
Fixed income forwards	3,810	—	—	—	3,810
Interest rate swaps, options and forwards	32,805	74,816	182,540	(76,899)	213,262
Total	$134,982	$217,236	$220,377	$(94,109)	478,486
Cross product counterparty netting					(32,496)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$445,990

(1)	At February 28, 2019, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $150.8 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 28, 2019, cash collateral pledged was $234.8 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 28, 2019 (in thousands):

Counterparty credit quality (1):
A- or higher	$132,779
BBB- to BBB+	55,630
BB+ or lower	88,357
Unrated	45,425
Total	$322,191

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 28, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$90.5	$100.0	$—	$190.5
Single name credit default swaps	8.4	53.9	32.6	94.9

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

	February 28, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$32.3	$93.5
Collateral posted	(19.2)	(61.5)
Collateral received	128.2	91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	141.3	123.3

(1)
These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Note 6. Collateralized Transactions
We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	February 28, 2019
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,860,725	$277,041	$2,137,766
Corporate debt securities	269,547	1,915,333	2,184,880
Mortgage- and asset-backed securities	—	3,277,181	3,277,181
U.S. government and federal agency securities	104,428	11,987,128	12,091,556
Municipal securities	—	466,849	466,849
Sovereign obligations	—	3,387,020	3,387,020
Loans and other receivables	—	352,411	352,411
Total	$2,234,700	$21,662,963	$23,897,663

	November 30, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	February 28, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,034,306	$—	$1,002,932	$197,462	$2,234,700
Repurchase agreements	11,379,518	4,169,261	4,223,211	1,890,973	21,662,963
Total	$12,413,824	$4,169,261	$5,226,143	$2,088,435	$23,897,663

	November 30, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by us that may be sold or repledged was $28.2 billion and $23.1 billion, respectively. At February 28, 2019 and November 30, 2018, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 for additional information regarding the offsetting of securities financing agreements.
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

	February 28, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,231,073	$—	$7,231,073	$(529,874)	$(1,171,891)	$5,529,308
Reverse repurchase agreements	15,852,250	(12,355,680)	3,496,570	(328,449)	(3,137,324)	30,797
Liabilities:
Securities lending arrangements	$2,234,700	$—	$2,234,700	$(529,874)	$(1,681,346)	$23,480
Repurchase agreements	21,662,963	(12,355,680)	9,307,283	(328,449)	(8,097,893)	880,941

	November 30, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803
Liabilities:
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(3)
Amounts include $5,495.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,338.4 million, and $848.7 million of repurchase agreements, for which we have pledged securities collateral of $869.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $763.2 million and $708.0 million at February 28, 2019 and November 30, 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage- and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 28,
	2019	2018
Transferred assets	$1,260.6	$2,757.8
Proceeds on new securitizations	1,331.2	2,758.9
Cash flows received on retained interests	14.8	9.2

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2019 and November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$12,620.2	$353.1	$13,633.5	$365.3
U.S. government agency CMBS	1,594.4	70.7	2,027.6	185.6
CLOs	3,522.8	23.7	3,512.0	20.9
Consumer and other loans	938.0	61.3	604.1	48.9

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2019 and November 30, 2018 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2019		November 30, 2018
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$1.1	$—	$1.1
Financial instruments owned	323.4	0.4	—	0.4
Securities purchased under agreements to resell (1)	936.3	—	883.1	—
Total assets	$1,259.7	$1.5	$883.1	$1.5
Other secured financings (2)	$1,259.1	$—	$882.5	$—
Other liabilities	0.6	0.2	0.6	0.2
Total liabilities	$1,259.7	$0.2	$883.1	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)
Approximately $326.6 million and $1.0 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at February 28, 2019 and November 30, 2018, respectively.

Securitization Vehicles. We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, and mortgage-backed securities, and consumer loans pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.
We are also the primary beneficiary of securitization vehicles to which we sold agency residential mortgage-backed securities and retained all of the interests issued by these vehicles. Our variable interests in these vehicles consist of our retained interests in the securities issued. The assets of these VIEs consist of agency residential mortgage-backed securities.
Other. We are the primary beneficiary of certain investment vehicles set up for the benefit of our employees. We manage and invest alongside our employees in these vehicles. The assets of these VIEs consist of private equity securities and are available for the benefit of the entities’ equity holders. Our variable interests in these vehicles consist of equity securities. The creditors of these VIEs do not have recourse to our general credit and each such VIE’s assets are not available to satisfy any other debt.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$153.7	$3.8	$1,936.4	$4,713.4
Consumer loan and other asset-backed vehicles	445.5	—	771.6	3,491.0
Related party private equity vehicles	31.6	—	49.4	90.8
Other investment vehicles	353.9	—	357.2	5,115.5
Total	$984.7	$3.8	$3,114.6	$13,410.7

	November 30, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$42.1	$—	$568.3	$3,088.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	95.0	—	99.1	3,558.1
Total	$634.7	$—	$1,528.0	$10,028.4

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
Consumer Loan and other Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities and forward purchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans, and trust preferred securities. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 28, 2019 and November 30, 2018, our total equity commitment in the JCP Entities was $139.3 million, of which $121.5 million and $121.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $31.6 million and $35.5 million at February 28, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At February 28, 2019 and November 30, 2018, we had equity commitments to invest $362.2 million and $112.2 million, respectively, in various other investment vehicles, of which $358.9 million and $108.1 million was funded, respectively. The carrying value of our equity investments was $353.9 million and $95.0 million at February 28, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments and various oil and gas assets.
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
At February 28, 2019 and November 30, 2018, we held $2,821.0 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $167.0 million and $170.5 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 9. Investments
At February 28, 2019, we had investments in Jefferies Finance LLC (“Jefferies Finance”), Berkadia and Epic Gas Ltd. (“Epic Gas”). Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. Our investment in Epic Gas was sold on March 19, 2019, subsequent to quarter end. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At February 28, 2019, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At February 28, 2019, we had funded $622.9 million of our $750.0 million commitment, leaving $127.1 million unfunded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2019. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party. At February 28, 2019, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended February 28,
	2019	2018
Interest income	$—	$0.8
Unfunded commitment fees	0.3	0.2
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2019	November 30, 2018
Our total equity balance	$618.6	$694.8

	Three Months Ended February 28,
	2019	2018
Net earnings (loss)	$(2.4)	$42.5

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended February 28,
	2019	2018
Origination and syndication fee revenues (1)	$21.9	$101.4
Origination fee expenses (1)	5.4	18.5
CLO placement fee revenues (2)	1.3	0.3
Derivative gains (losses) (3)	—	(0.3)
Underwriting fees (4)	—	0.3
Service fees (5)	27.1	26.1

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 28, 2019 and November 30, 2018, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $10.7 million and $35.2 million at February 28, 2019 and November 30, 2018, respectively. Payables from Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.9 million and $14.1 million at February 28, 2019 and November 30, 2018, respectively.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.2 million recorded in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition at February 28, 2019. We recorded $0.2 million in Payables—brokers, dealers and clearing organizations and $0.4 million in Financial instruments sold, not yet purchased, at fair value in connection with these contracts in our Consolidated Statements of Financial Condition at November 30, 2018.
Subsequent to quarter-end, on March 28, 2019, we entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which are being used in connection with our investment banking loan syndication activities. Interest is based on the London Interbank Offered Rate (“LIBOR”) plus 5.00% per annum. We agree to pay Jefferies Finance the entire outstanding principal amount of this note no later than May 15, 2019.
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
The following is a summary of selected financial information for Berkadia (in millions):

	February 28, 2019	November 30, 2018
Our total equity balance	$250.7	$245.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Three Months Ended February 28, 2019
Net earnings	$50.3

At February 28, 2019 and November 30, 2018, we had commitments to purchase $578.5 million and $723.8 million, respectively, in agency CMBS from Berkadia. During three months ended February 28, 2019, we received $17.3 million in distributions from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $29.0 million and $31.9 million at February 28, 2019 and November 30, 2018, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended February 28,
	2019	2018
Net gains (losses) from our investments in JCP Fund V	$(3.2)	$6.8

At both February 28, 2019 and November 30, 2018, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 28, 2019 and November 30, 2018, our unfunded commitment relating to JCP Fund V was $9.5 million and $9.7 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2018 (1)	2017 (1)
Net increase (decrease) in net assets resulting from operations	$(8,412)	$19,712

(1)	Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2019 and 2018 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. In addition, one of our directors serves on the Board of Directors of Epic Gas and owns common shares of Epic Gas. At both February 28, 2019 and November 30, 2018, we owned approximately 21.1% of the outstanding common stock of Epic Gas. Subsequent to quarter-end, on March 19, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $23.7 million. There was a gain of $1.6 million on this transaction, which will be included in Principal transaction revenues in our Consolidated Statements of Earnings.
The following is a summary of selected financial information for Epic Gas (in millions):

	February 28, 2019	November 30, 2018
Our investment in Epic Gas (1)	$22.1	$21.7

(1)	Included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended December 31,
	2018 (1)	2017 (1)
Net earnings (losses)	$0.9	$(16.4)

(1)	Financial information for Epic Gas within our results of operations for the three months ended February 28, 2019 and 2018 is included based on the presented periods.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	February 28, 2019	November 30, 2018
Capital Markets	$1,642,027	$1,638,778
Asset Management	3,408	3,392
Total goodwill	$1,645,435	$1,642,170
The following table is a summary of the changes to goodwill for the three months ended February 28, 2019 (in thousands):

Balance at November 30, 2018	$1,642,170
Translation adjustments	3,265
Balance at February 28, 2019	$1,645,435

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2019 and November 30, 2018 (dollars in thousands):

	February 28, 2019			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,039	$(61,214)	$64,825	10.4
Trade name	129,010	(22,116)	106,894	29.0
Exchange and clearing organization membership interests and registrations	8,591	—	8,591	N/A
Total	$263,640	$(83,330)	$180,310

	November 30, 2018			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,574	$(58,892)	$66,682	10.6
Trade name	128,348	(21,086)	107,262	29.3
Exchange and clearing organization membership interests and registrations	8,524	—	8,524	N/A
Total	$262,446	$(79,978)	$182,468

Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 28, 2019 and 2018. These expenses are included in Other expenses in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2019	$9,148
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268

Note 11. Short-Term Borrowings
Short-term borrowings at February 28, 2019 and November 30, 2018 include the following and mature in one year or less (in thousands):

	February 28, 2019	November 30, 2018
Bank loans	$473,582	$330,942
Floating rate puttable notes	56,902	56,550
Total short-term borrowings	$530,484	$387,492

At February 28, 2019, the weighted average interest rate on short-term borrowings outstanding is 3.69% per annum. Average daily short-term borrowings outstanding were $477.6 million and $488.1 million for the three months ended February 28, 2019, and 2018, respectively.
Subsequent to quarter-end, on March 28, 2019, we entered into a promissory note with Jefferies Finance. For further information on this promissory note, refer to Note 9, Investments.
On December 27, 2018, one of our subsidiaries entered into a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 28, 2019, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At February 28, 2019, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 28, 2019	November 30, 2018
Unsecured long-term debt:
8.500% Senior Notes	July 15, 2019	3.80%	$655,494	$699,659
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	568,356	564,702
6.875% Senior Notes	April 15, 2021	4.40%	787,615	791,814
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,287	4,243
5.125% Senior Notes	January 20, 2023	4.55%	612,214	612,928
4.850% Senior Notes (1)	January 15, 2027	4.93%	725,167	709,484
6.450% Senior Debentures	June 8, 2027	5.46%	373,120	373,669
4.150% Senior Notes	January 23, 2030	4.26%	988,003	987,788
6.250% Senior Debentures	January 15, 2036	6.03%	511,564	511,662
6.500% Senior Notes	January 20, 2043	6.09%	420,531	420,625
Structured notes (2)	Various	Various	750,978	686,170
Total unsecured long-term debt			6,397,329	6,362,744
Secured long-term debt:
Revolving Credit Facility			183,690	183,539
Total long-term debt			$6,581,019	$6,546,283

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a loss of $15.6 million and a gain of $22.7 million in the three months ended February 28, 2019 and 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

During the three months ended February 28, 2019, long-term debt increased $34.7 million. This amount includes structured notes issuances with a total principal amount of approximately $79.9 million, net of retirements, partially offset by repayments of $36.0 million of our 8.500% senior notes. During the three months ended February 28, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030, and structured notes with a total principal amount of approximately $154.4 million, net of retirements. In addition, on January 5, 2018, our remaining convertible debentures ($324.8 million at November 30, 2017) were redeemed at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On May 16, 2018, we entered into a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $185.0 million. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of our subsidiaries and its’ minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At February 28, 2019, we were in compliance with the debt covenants under the Revolving Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended February 28,
	2019	2018
Revenues from contracts with customers:
Commissions and other fees	$147,326	$147,902
Investment banking	285,596	439,991
Asset management fees	6,669	4,930
Other	7,803	6,686
Total revenue from contracts with customers	447,394	599,509
Other sources of revenue:
Principal transactions	234,298	217,473
Interest	360,975	257,816
Other	12,205	11,797
Total revenues	$1,054,872	$1,086,595

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended February 28,
	2019			2018
	Reportable Segment			Reportable Segment
	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$152,061	$—	$152,061	$151,630	$—	$151,630
Fixed income (1)	3,068	—	3,068	2,958	—	2,958
Investment banking - Capital markets	105,114	—	105,114	248,834	—	248,834
Investment banking - Advisory	180,482	—	180,482	191,157	—	191,157
Asset management	—	6,669	6,669	—	4,930	4,930
Total	$440,725	$6,669	$447,394	$594,579	$4,930	$599,509
Primary geographic region:
Americas	$323,376	$3,381	$326,757	$515,924	$4,930	$520,854
Europe	100,205	3,288	103,493	61,328	—	61,328
Asia	17,144	—	17,144	17,327	—	17,327
Total	$440,725	$6,669	$447,394	$594,579	$4,930	$599,509

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2019.
During the three months ended February 28, 2019 and 2018, we recognized $14.7 million and $11.7 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.9 million and $4.6 million of revenues primarily associated with distribution services during the three months ended February 28, 2019 and 2018, respectively, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $184.8 million and $199.0 million at February 28, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three months ended February 28, 2019 and 2018.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 28, 2019 and November 30, 2018 were $7.7 million and $10.6 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the three months ended February 28, 2019 and 2018, we recognized revenues of $4.3 million and $0.2 million, respectively, that were recorded as deferred revenue at the beginning of the periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2019 and November 30, 2018, capitalized costs to fulfill a contract were $4.0 million and $4.7 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statements of Financial Condition. For the three months ended February 28, 2019 and 2018, we recognized expenses of $2.1 million and $2.4 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2019 and 2018.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 28,
	2019	2018
Components of compensation cost:
Restricted cash awards	$66.2	$68.4
Restricted stock and RSUs (1)	6.5	7.3
Profit sharing plan	3.9	3.2
Total compensation cost	$76.6	$78.9

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at February 28, 2019 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$60.6	3
Restricted cash awards	591.3	3
Total	$651.9

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 15. Income Taxes
At February 28, 2019 and November 30, 2018, we had approximately $125.7 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $99.5 million and $99.4 million (net of Federal benefit) at February 28, 2019 and November 30, 2018, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At February 28, 2019 and November 30, 2018, we had interest accrued of approximately $51.9 million and $49.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the three months ended February 28, 2019 and the year ended November 30, 2018.
We are currently under examination in a number of major tax jurisdictions. Though we do not expect that the resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which the resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2015
California	2009
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2013
India	2010
Italy	2012

During the quarter we increased the provisional tax charge recorded during the year ended November 30, 2018 by $0.2 million resulting in a total tax charge of $165.3 million as a result of the Tax Act. Of this amount, $112.7 million related to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the charge related to the transition tax on the deemed repatriation of unremitted foreign earnings. The measurement period as permitted by Staff Accounting Bulletin No. 118, which was issued by SEC staff on December 22, 2017, is now closed and we have completed our accounting as it relates to the Tax Act.
Regarding the new tax on global intangible low-taxed income (“GILTI”), which became applicable in fiscal 2019, we have made an accounting policy election to treat taxes due on GILTI as a period cost if and when incurred.
For the three months ended February 28, 2019, the provision for income taxes was $16.2 million, equating to an effective tax rate of 25.9%. For the three months ended February 28, 2018, the provision for income taxes was $183.6 million, equating to an effective tax rate of 149.6%. The provision for income taxes for the three months ended February 28, 2018, included a $163.7 million provisional tax charge related to the enactment of the Tax Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2019 (in millions):

	Expected Maturity Date (fiscal years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$—	$145.2	$0.3	$—	$2.9	$148.4
Loan commitments (1)	250.0	—	54.0	30.0	500.0	834.0
Underwriting commitments	215.4	—	—	—	—	215.4
Forward starting reverse repos (2)	6,225.6	—	—	—	—	6,225.6
Forward starting repos (2)	4,738.8	—	—	—	—	4,738.8
Other unfunded commitments (1)	165.3	—	90.9	4.9	—	261.1
Total commitments	$11,595.1	$145.2	$145.2	$34.9	$502.9	$12,423.3

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At February 28, 2019, $6,225.4 million within forward starting securities purchased under agreements to resell and $4,736.0 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At February 28, 2019, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.9 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at February 28, 2019, we had other outstanding equity commitments to invest up to $3.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2019, we had $584.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at February 28, 2019 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2019 (in millions):

	Expected Maturity Date (Fiscal Years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$9,764.7	$2,569.7	$4,148.7	$281.8	$332.3	$17,097.2
Written derivative contracts—credit related	—	32.4	1.5	61.0	—	94.9
Total derivative contracts	$9,764.7	$2,602.1	$4,150.2	$342.8	$332.3	$17,192.1

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2019, the fair value of derivative contracts meeting the definition of a guarantee is approximately $161.7 million.
Standby Letters of Credit. At February 28, 2019, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $37.1 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business, we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly, no liability has been recognized for these arrangements.

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
At February 28, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,411,616	$1,303,243

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

Note 18. Segment Reporting
We operate in two reportable business segments – Capital Markets and Asset Management. The Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange trading activities and investment banking business, which is composed of underwriting and financial advisory activities. The Capital Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management reportable business segment provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers.
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

In the fourth quarter of 2018, Jefferies transferred to us investments in certain separately managed accounts and funds. Due to this transfer, we have made changes to the presentation of our segment reporting in the fourth quarter of 2018 and are including investment income from our investments in these separately managed accounts and funds within our Asset Management business segment. Previously reported results are presented on a comparable basis. See Note 1, Organization and Basis of Presentation for further details on this transfer.
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended February 28,
	2019	2018
Capital Markets:
Net revenues	$658.2	$810.7
Non-interest expenses	603.1	682.7
Earnings before income taxes	$55.1	$128.0
Asset Management:
Net revenues	$27.5	$10.5
Non-interest expenses	20.0	15.8
Earnings (loss) before income taxes	$7.5	$(5.3)
Total:
Net revenues	$685.7	$821.2
Non-interest expenses	623.1	698.5
Earnings before income taxes	$62.6	$122.7
The following table summarizes our total assets by reportable business segment (in millions):

	February 28, 2019	November 30, 2018
Capital Markets	$40,182.1	$38,700.7
Asset Management	2,951.6	2,468.1
Total assets	$43,133.7	$41,168.8

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

	Three Months Ended February 28,
	2019	2018
Americas (1)	$508.6	$682.1
Europe (2)	151.5	118.2
Asia	25.6	20.9
Net revenues	$685.7	$821.2

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At February 28, 2019 and November 30, 2018, our equity investments in Private Equity Related Funds were in aggregate $31.6 million and $35.5 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Three Months Ended February 28,
	2019	2018
Other revenues and investment income (loss)	$(4,118)	$7,022
Service charges	74	53

For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At February 28, 2019 and November 30, 2018, we had $38.3 million and $39.3 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $3.6 million and $4.6 million at February 28, 2019 and November 30, 2018, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements. We also receive revenues from Jefferies under a revenue sharing agreement (in millions):

	Three Months Ended February 28,
	2019	2018
Charges to Jefferies for services provided	$16.5	$16.2
Charges from Jefferies for services received	0.7	2.4

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended February 28,
	2019	2018
Commissions and other fees	$0.2	$—
Principal transactions	—	0.1
Other revenues	0.5	0.2

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	February 28, 2019	November 30, 2018
Receivable from Jefferies	$2.7	$1.2
Payable to Jefferies	0.4	2.9

•
On January 11, 2018, our Board of Directors approved a distribution to our sole limited liability company member, Jefferies, of $200.0 million, which was paid on January 31, 2018. During the three months ended February 28, 2019, we paid a distribution of $30.7 million based on our results for the three months ended November 30, 2018. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million, with the aim of distributing our remaining 2018 retained earnings to Jefferies, which was paid on January 30, 2019. For the three months ended February 28, 2019, we have accrued a distribution payable of $23.0 million.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At February 28, 2019 and November 30, 2018, a net current tax receivable from Jefferies of $9.9 million is included in Other Assets and a net current tax payable of $34.1 million is included in Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition. In December 2018, we made a payment of $35.0 million to Jefferies, which reduced the cumulative net current tax payable balance.

•	During the three months ended February 28, 2019, we purchased securities at fair value totaling $885.6 million from Jefferies. There was no gain or loss on these transactions.

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. In connection with the foreign exchange contracts entered into under this agreement we have $13.8 million and $9.9 million at February 28, 2019 and November 30, 2018, respectively, included in Payables— brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.

•	Two of our directors have investments totaling $2.5 million and $2.7 million at February 28, 2019 and November 30, 2018, respectively, in a hedge fund managed by Jefferies.

•
We have investments in hedge funds managed by Jefferies of $219.7 million and $218.7 million at February 28, 2019 and November 30, 2018, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended February 28,
	2019	2018
Net gains on our investments	$1.0	$3.7

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At February 28, 2019 and November 30, 2018, approximately $1.4 million and $0.3 million, respectively, of debt issued by Jefferies are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.

For information on transactions with our equity method investees, see Note 9, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•
the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2018 and filed with the Securities and Exchange Commission (“SEC”) on January 29, 2019;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended November 30, 2018.
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended February 28,		% Change
	2019	2018
Net revenues	$685,718	$821,246	(16.5)%
Non-interest expenses	623,133	698,508	(10.8)%
Earnings before income taxes	62,585	122,738	(49.0)%
Income tax expense	16,220	183,557	(91.2)%
Net earnings (loss)	46,365	(60,819)	N/M
Net earnings (loss) attributable to noncontrolling interests	384	(1)	N/M
Net earnings (loss) attributable to Jefferies Group LLC	45,981	(60,818)	N/M
Effective tax rate	25.9%	149.6%	(82.7)%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended February 28, 2019
Consolidated Results

•	Net revenues for the three months ended February 28, 2019 were $685.7 million, compared with $821.2 million for the three months ended February 28, 2018, a decrease of $135.5 million, or 16.5%.

•
Our results in the three months ended February 28, 2019 reflect solid performance in equities and fixed income, strong performance in asset management, but below-normal results in investment banking due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets.

•
We continued to maintain strong leverage ratios and liquidity and a strong capital base during the three months ended February 28, 2019. See the “Liquidity, Financial Condition and Capital Resources” section herein for further information.

Business Results

•
The decrease in net revenues for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, reflects solid performance in equities and fixed income as these businesses successfully navigated increased volatility and more muted activity levels during the period, particularly during the early part of the quarter, offset by below-normal investment banking revenues.

•	Our equities net revenues improved 12.0% compared to the prior year quarter primarily due to increases across most of our core equities businesses and lower losses in block positions.

•	Our fixed income net revenues declined 7.6% compared to the prior year quarter, primarily due to more challenging market conditions.

•
Our investment banking results during the three months ended February 28, 2019 reflect lower capital markets and advisory revenues. During the period, industry-wide U.S. equity and leverage finance capital market activity declined significantly. Our capital markets revenues for the quarter were $105.1 million, down $143.7 million, or 57.8%, from the same quarter last year, while our advisory revenues fell 5.6%, or $10.7 million, to $180.5 million. The decline is viewed as less than that experienced generally by our competitors.

•
Investment banking revenues also include a net loss of $1.2 million from our share of the net results of the Jefferies Finance LLC (“Jefferies Finance”) joint venture, due to a lower than normal delay of loan closings as a result of volatility in the leveraged finance markets during the first quarter compared with net revenues of $21.2 million in the prior year quarter.

•
Net revenues in the three months ended February 28, 2019 also include asset management revenues of $27.5 million, compared with $10.5 million in the prior year quarter, primarily due to higher investment return revenues.

•
Net revenues in our other business category in the three months ended February 28, 2019 were $9.0 million, compared with $8.1 million in the prior year quarter. Results in the current year quarter include net revenues of $22.6 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies Financial Group Inc. (“Jefferies”), partially offset by higher losses on investments in certain private equity funds and hedge funds managed by third parties or related parties compared with the prior year quarter.

Expenses

•	Non-interest expenses for the three months ended February 28, 2019 decreased $75.4 million, or 10.8%, to $623.1 million, compared with $698.5 million for the three months ended February 28, 2018.

•
Compensation and benefits expense for the three months ended February 28, 2019 was $371.7 million, a decrease of $83.9 million, or 18.4%, from the comparable prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 54.2% for the three months ended February 28, 2019, compared with 55.5% in the prior year quarter.

•	Non-compensation expenses for the three months ended February 28, 2019 increased $8.5 million, or 3.5%, to $251.4 million, compared with $242.9 million for the three months ended February 28, 2018.
Headcount

•
At February 28, 2019, we had 3,613 employees globally, an increase of 175 employees from our headcount of 3,438 at February 28, 2018. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and corporate services due to business growth.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended February 28,
	2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$174,539	25.5%	$155,777	19.0%	12.0%
Fixed income	196,759	28.7	213,053	25.9	(7.6)%
Total sales and trading	371,298	54.2	368,830	44.9	0.7%

Equity	51,337	7.5	79,840	9.7	(35.7)%
Debt	53,777	7.8	168,994	20.6	(68.2)%
Capital markets	105,114	15.3	248,834	30.3	(57.8)%
Advisory	180,482	26.3	191,157	23.3	(5.6)%
Other investment banking	(7,642)	(1.1)	(6,218)	(0.8)	22.9%
Total investment banking	277,954	40.5	433,773	52.8	(35.9)%

Other	8,995	1.3	8,097	1.0	11.1%

Total Capital Markets (1) (2)	658,247	96.0	810,700	98.7	(18.8)%

Asset management fees	6,669	1.0	4,930	0.6	35.3%
Investment return (3) (4)	32,412	4.7	12,379	1.5	161.8%
Allocated net interest (3) (5)	(11,610)	(1.7)	(6,763)	(0.8)	71.7%
Total Asset Management	27,471	4.0	10,546	1.3	160.5%

Net revenues	$685,718	100.0%	$821,246	100.0%	(16.5)%

(1)	Includes net interest revenue of $4.6 million and $0.7 million for the quarters ended February 28, 2019 and 2018, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Capital Markets internal performance measurement.

(3)
Beginning with the three months ended February 28, 2019, Net revenues attributed to the Investment return in our Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We offer third-party investors the opportunity to co-invest in our asset management funds and separately managed accounts alongside us. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(4)	Includes net interest expense of $1.2 million and $1.5 million for the three months ended February 28, 2019 and 2018, respectively.

(5)
Allocated net interest represents the allocation of our long-term debt interest expense to our Asset Management reportable segment, net of interest income on our Cash and cash equivalents and other sources of liquidity. For discussion of our sources of liquidity, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended February 28, 2019

•	Total equities net revenues were $174.5 million for the three months ended February 28, 2019, compared with $155.8 million for the three months ended February 28, 2018.

•
Equities net revenues for the three months ended February 28, 2019 increased compared with the prior year quarter on broad strength across businesses, which continue to be well-positioned across global market rankings. The increase in our core global equities sales and trading business was primarily driven by higher revenues in our prime services, international convertibles, equity derivatives, and global cash and electronic trading businesses. Our results include increased revenues in our international convertibles business as a result of the expansion of this business, as well as improved market conditions. In our global cash equities business, our results were higher this quarter in U.S. and European equities, driven by higher client activity versus market volumes. Several of our core global equities businesses had a record net revenue first quarter including prime brokerage, securities finance, equity derivatives, and electronic trading.

•
The increase in our core global equities sales and trading business was partially offset by a decrease in our Asia cash equities business, which was driven by a decline in market volumes and client activity, and lower results in our U.S. convertibles business.

•	The increase in equities net revenues compared with the prior year quarter is reflective of lower losses in certain block positions in the three months ended February 28, 2019.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•	executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans;

•	foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives (used primarily for hedging activities).
Three Months Ended February 28, 2019

•
Fixed income net revenues totaled $196.8 million for the three months ended February 28, 2019, a decrease of $16.3 million from net revenues of $213.1 million in the three months ended February 28, 2018, primarily due to difficult market conditions as compared with the prior year quarter. The following highlights the main components of the results:

◦
Global rates revenues in the current quarter declined as concerns over Brexit and economic challenges in other countries limited trading opportunities, while flow trading around volatility in the prior year quarter was not replicated in the current quarter as global central banks took a more neutral approach to interest rates dampening volatility. Our Asia credit business was well positioned in the current global economic environment and contributed positively.

◦
Revenues in our U.S. and international securitized markets groups and Europe credit business were lower due to less liquidity in the securitization markets for those product classes and resulting trading losses in a challenging and mixed market, partially offset by gains from certain strategic asset-backed ventures.

◦
Difficult market conditions early in the quarter contributed to declines in revenues for our emerging markets and municipal securities businesses, though markets picked up in the latter part of the quarter. Additionally, spread volatility was significantly lower in the current quarter as compared with the prior year quarter.

◦
Revenues in our leveraged credit business were higher due to improved results from secondary trading of par loans and bonds, which was partially offset by lower revenues in our distressed products business, which had outperformed in the prior year quarter.

◦	The current quarter also included higher revenues resulting from our issuance of structured notes and increased trading revenue from structured notes as compared with the prior year quarter.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended February 28,		% Change
	2019	2018
Equity	$51,337	$79,840	(35.7)%
Debt	53,777	168,994	(68.2)%
Capital markets	105,114	248,834	(57.8)%
Advisory	180,482	191,157	(5.6)%
Other investment banking	(7,642)	(6,218)	22.9%
Total investment banking	$277,954	$433,773	(35.9)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended February 28,		Three Months Ended February 28,
	2019	2018	2019	2018
Public and private debt financings	114	245	$27.3	$68.0
Public and private equity and convertible offerings (1)	21	37	3.0	6.8
Advisory transactions (2)	44	41	52.2	62.7

(1)	We acted as sole or joint bookrunner on 21 and 36 offerings during the three months ended February 28, 2019 and 2018, respectively.

(2)	The number of advisory deals completed includes four and six restructuring and recapitalization transactions during the three months ended February 28, 2019 and 2018, respectively.
Three Months Ended February 28, 2019

•
Total investment banking revenues were $278.0 million for the three months ended February 28, 2019, 35.9% lower than for the three months ended February 28, 2018, primarily due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets.

•
Our investment banking results during the three months ended February 28, 2019 primarily reflects lower capital markets revenues. During the period, industry-wide U.S. equity and leverage finance capital market activity declined very significantly. Our capital markets revenues for the quarter were $105.1 million, down $143.7 million, or 57.8%, from the same quarter last year.

•	Our advisory revenues were $180.5 million, $10.7 million, or 5.6% lower than our results in the prior year quarter.

•
From equity and debt capital raising activities, we generated $51.3 million and $53.8 million in revenues, respectively, for the three months ended February 28, 2019, compared with $79.8 million and $169.0 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $7.6 million for the three months ended February 28, 2019 compared with a loss of $6.2 million for the three months ended February 28, 2018. Other investment banking revenues during the three months ended February 28, 2019 include a net loss of $1.2 million from our share of the net results of the Jefferies Finance joint venture, due to a lower than normal delay of loan closings as a result of volatility in the leveraged finance markets during the first quarter, compared with net revenues of $21.2 million in the prior year quarter. Other investment banking results also included a gain related to a certain block position compared with a loss on another position in the prior year quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other
Other is comprised of revenues from:

•	strategic investments, including Berkadia Commercial Mortgage Holding LLC (“Berkadia”), other than Jefferies Finance;

•	principal investments in private equity and hedge funds managed by third parties or related parties; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur corresponding compensation expenses).
Three Months Ended February 28, 2019

•
Net revenues from our other business category totaled $9.0 million for the three months ended February 28, 2019, an increase of $0.9 million compared with net income of $8.1 million for the three months ended February 28, 2018.

•
Results in the current year quarter include net revenues of $22.6 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies, partially offset by higher losses on investments in certain private equity funds and hedge funds managed by third parties or related parties compared with the prior year quarter.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us; and

•	investment income from our investments in and managed by our asset management business and other asset managers.
In the fourth quarter of 2018, Jefferies transferred to us investments in certain separately managed accounts and funds. Due to this transfer, we have made changes to the presentation of our “Net Revenues by Source” in the fourth quarter of 2018 and are including investment income from our investments in these separately managed accounts and funds within asset management revenues. Previously reported results are presented on a comparable basis. See Note 1, Organization and Basis of Presentation, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on this transfer.
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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended February 28,		% Change
	2019	2018
Asset management fees:
Equities	$2,544	$989	157.2%
Multi-asset	4,125	3,941	4.7%
Total asset management fees	6,669	4,930	35.3%
Investment return	32,412	12,379	161.8%
Allocated net interest	(11,610)	(6,763)	71.7%
Total Asset Management	$27,471	$10,546	160.5%
Three Months Ended February 28, 2019

•
Net revenues in the three months ended February 28, 2019 included asset management revenues of $27.5 million, compared with $10.5 million in the prior year quarter. The increase was primarily due to higher investment return revenues, as a result of improved performance and an increase in our investments in certain separately managed accounts and funds and higher asset management fees, partially offset by an increase in allocated net interest.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Quarter end assets under management by predominant asset class were as follows (in millions):

	February 28, 2019	November 30, 2018
Assets under management (1):
Equities	$71	$130
Multi-asset	978	1,180
Total	$1,049	$1,310

(1)
Assets under management include assets actively managed by us, including hedge funds and certain managed accounts. Assets under management do not include the assets of funds that are consolidated due to the level or nature of our investment in such funds.

Asset Management Investments
We invest in our asset management business through direct investments in hedge funds and through separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make minority investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	February 28, 2019	November 30, 2018
Jefferies Group LLC; as manager:
Fund investments (1)	$20,605	$45,696
Separately managed accounts (2)	200,733	213,023
Total	$221,338	$258,719

Jefferies Financial Group Inc.; as manager:
Fund investments	$214,404	$213,456
Separately managed accounts (2)	155,286	277,538
Total	$369,690	$490,994

Third-party as asset manager:
Fund investments	$272,918	$10,093
Separately managed accounts (2)	271,855	261,790
Investments in asset managers	31,930	32,360
Total	$576,703	$304,243

Total asset management investments (3)	$1,167,731	$1,053,956

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 28, 2019 and November 30, 2018, $20.6 million and $19.9 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
Of the $1,167.7 million of total invested in the funds at February 28, 2019, $1,032.7 million was sourced from the proceeds of long-term and permanent capital, which attracted an internally calculated interest charge of $11.6 million. At February 28, 2019, we have borrowed $135.0 million under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investments in a fund managed by Jefferies Financial Group, Inc., with a carrying value of $214.4 million. Interest expense associated with the Credit Facility is included in Investment return in our Consolidated Statements of Earnings. For additional details on the Credit Facility, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our asset management investments generated investment return of $32.4 million and $12.4 million for the three months ended February 28, 2019 and 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended February 28,		% Change
	2019	2018
Compensation and benefits	$371,685	$455,633	(18.4)%
Non-compensation expenses:
Floor brokerage and clearing fees	51,977	43,819	18.6%
Technology and communications	79,170	69,077	14.6%
Occupancy and equipment rental	28,539	24,591	16.1%
Business development	30,555	42,107	(27.4)%
Professional services	36,927	30,408	21.4%
Underwriting costs	8,575	14,275	(39.9)%
Other	15,705	18,598	(15.6)%
Total non-compensation expenses	251,448	242,875	3.5%
Total non-interest expenses	$623,133	$698,508	(10.8)%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

•
Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded in the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent there are respective future service periods. In addition, the senior executive awards contain market and performance conditions.

•	Compensation and benefits expense was $371.7 million for the three months ended February 28, 2019, compared with $455.6 million for the three months ended February 28, 2018.

•	Compensation and benefits expense as a percentage of Net revenues was 54.2% for the three months ended February 28, 2019, compared with 55.5% for the three months ended February 28, 2018.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $72.7 million for the three months ended February 28, 2019, compared with $75.7 million for the three months ended February 28, 2018.

•
Employee headcount was 3,613 at February 28, 2019 and 3,438 at February 28, 2018. Since February 28, 2018, our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in asset management and corporate services due to business growth.

•	Refer to Note 14, Compensation Plans in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses
Three Months Ended February 28, 2019

•
Non-compensation expenses were $251.4 million for the three months ended February 28, 2019, an increase of $8.5 million, or 3.5%, compared with $242.9 million in the three months ended February 28, 2018. The increase in non-compensation expenses was primarily due to an increase in Technology and communication expenses related to costs associated with the development of the various trading systems and our efforts to provide our professionals with leading digital tools to manage workflow and help us better serve our clients, and higher Floor brokerage and clearing fees due to an increase in trading volumes in certain businesses, partially offset by lower Business development expenses and Underwriting costs primarily due to a decline in investment banking engagements during the current quarter.

•	Non-compensation expenses as a percentage of Net revenues was 36.7% and 29.6% for the three months ended February 28, 2019 and 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. During the quarter, we increased the provisional tax charge recorded during the year ended November 30, 2018 by $0.2 million resulting in a total charge of $165.3 million. Of this amount, $112.7 million related to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the charge related to the transition tax on the deemed repatriation of unremitted foreign earnings.
The measurement period as permitted by Staff Accounting Bulletin No. 118, which was issued by the SEC staff on December 22, 2017, is now closed and we have completed our accounting as it relates to the Tax Act.
The following provides a discussion of our provision for income taxes:

•
For the three months ended February 28, 2019, the provision for income taxes was $16.2 million, equating to an effective tax rate of 25.9%. For the three months ended February 28, 2018, the provision for income taxes was $183.6 million, respectively, equating to an effective tax rate of 149.6%.

•
The decrease in the effective tax rate during the three months ended February 28, 2019, as compared with the prior year quarter is primarily due to the $163.7 million provisional tax charge related to the enactment of the Tax Act recorded in the three months ended February 28, 2018.

•
Excluding this charge plus an unrelated net tax benefit of $12.7 million during the prior year quarter, which primarily resulted from the expiration of certain federal and state statutes, our adjusted effective tax rate would have been approximately 26.5%, which is comparable to the current quarter.

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

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. Actual results can and may differ from estimates. These differences could be material to our consolidated financial statements.
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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
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
Goodwill
At February 28, 2019, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,645.4 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2018.
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
The carrying values of goodwill by reporting unit at February 28, 2019 are as follows: $564.7 million in Investment Banking, $160.4 million in Equities and Wealth Management, $916.9 million in Fixed Income and $3.4 million in Asset Management.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	February 28, 2019	November 30, 2018	% Change
Total assets	$43,133.7	$41,168.8	4.8%
Cash and cash equivalents	4,131.9	5,145.9	(19.7)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	763.2	708.0	7.8%
Financial instruments owned	16,899.6	16,399.5	3.0%
Financial instruments sold, not yet purchased	10,277.7	9,478.9	8.4%
Total Level 3 assets	395.0	336.7	17.3%

Securities borrowed	$7,231.1	$6,538.2	10.6%
Securities purchased under agreements to resell	3,496.6	2,785.8	25.5%
Total securities borrowed and securities purchased under agreements to resell	$10,727.7	$9,324.0	15.1%

Securities loaned	$2,234.7	$1,838.7	21.5%
Securities sold under agreements to repurchase	9,307.3	8,643.1	7.7%
Total securities loaned and securities sold under agreements to repurchase	$11,542.0	$10,481.8	10.1%
Total assets at February 28, 2019 and November 30, 2018 were $43.1 billion and $41.2 billion, respectively, an increase of 4.8%. During the three months ended February 28, 2019, average total assets were approximately 22.7% higher than total assets at February 28, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at February 28, 2019 was $16.9 billion, an increase of 3.0% from inventory of $16.4 billion at November 30, 2018, primarily due to increases in corporate equity securities and investments at fair value as a result of new trading activity and our additional investments, partially offset by a decrease in municipal securities. Financial instruments sold, not yet purchased inventory was $10.3 billion at February 28, 2019, an increase of 8.4% from $9.5 billion at November 30, 2018, with the increase primarily driven by corporate equity securities and sovereign obligations, partially offset by decreases in derivative contracts inventory and government and federal agency obligations. Our overall net inventory position was $6.6 billion and $6.9 billion at February 28, 2019 and November 30, 2018, respectively. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned increased to 2.3% at February 28, 2019 from 2.1% at November 30, 2018.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 15.1% from November 30, 2018 to February 28, 2019, due to increases in our matched book activity and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 10.1% from November 30, 2018 to February 28, 2019, due to increases in our matched book activity and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. Our average month end balance of total reverse repos and stock borrows during the three months ended February 28, 2019 were 42.1% higher than the February 28, 2019 balance. Our average month end balance of total repos and stock loans during the three months ended February 28, 2019 were 57.8% higher than the February 28, 2019 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2019	Year Ended November 30, 2018
Securities Purchased Under Agreements to Resell:
Period end	$3,497	$2,786
Month end average	6,418	5,232
Maximum month end	8,480	7,593
Securities Sold Under Agreements to Repurchase:
Period end	$9,307	$8,643
Month end average	16,167	12,704
Maximum month end	19,654	15,579
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		February 28, 2019	November 30, 2018
Total assets		$43,133,748	$41,168,773

Total equity		$6,157,182	$6,182,404

Total Jefferies Group LLC member’s equity		$6,151,268	$6,180,493
Deduct:	Goodwill and intangible assets	(1,825,745)	(1,824,638)
Tangible Jefferies Group LLC member’s equity		$4,325,523	$4,355,855

Leverage ratio (1)		7.0	6.7
Tangible gross leverage ratio (2)		9.5	9.0

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.9 billion at February 28, 2019 exceeded our cash capital requirements.

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2019, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2019	Average Balance Quarter ended February 28, 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$2,569,630	$2,494,197	$2,333,476
Money market investments	1,562,302	1,521,647	2,812,410
Total cash and cash equivalents	4,131,932	4,015,844	5,145,886
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,193,890	1,110,264	958,539
Other (3)	365,087	441,277	499,576
Total other sources	1,558,977	1,551,541	1,458,115
Total cash and cash equivalents and other liquidity sources	$5,690,909	$5,567,385	$6,604,001
Total cash and cash equivalents and other liquidity sources as % of Total assets	13.2%		16.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	13.8%		16.8%

(1)	Average balances are calculated based on weekly balances.

(2)
Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.

(3)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2019, we had the ability to readily obtain repurchase financing for 71.2% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2019 and November 30, 2018 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	February 28, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,193,097	$310,847	$1,907,064	$317,189
Corporate debt securities	1,669,358	72,722	1,775,721	104,685
U.S. government, agency and municipal securities	2,200,322	255,847	2,648,843	294,030
Other sovereign obligations	2,769,202	970,802	2,626,212	840,578
Agency mortgage-backed securities (1)	2,885,599	—	2,972,638	—
Loans and other receivables	321,419	—	272,201	—
Total	$12,038,997	$1,610,218	$12,202,679	$1,556,482

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
Average liquid financial instruments were $17.4 billion for the three months ended February 28, 2019, and $18.5 billion and $13.0 billion for the three and twelve months ended November 30, 2018, respectively. Average unencumbered liquid financial instruments were $1.6 billion for the three months ended February 28, 2019, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2018, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 76.4% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately three months at February 28, 2019.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $530.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $477.6 million for the three months ended February 28, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of our subsidiaries entered into a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 28, 2019, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the three months ended February 28, 2019, we were in compliance with all debt covenants under the Intraday Credit Facility.

Subsequent to quarter-end, on March 28, 2019, we entered into a promissory note with Jefferies Finance. For further information on this promissory note, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 28, 2019, the outstanding notes were $932.5 million, bear interest at a spread over LIBOR and mature from March 2019 to February 2020.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At February 28, 2019 and November 30, 2018, we had total long-term capital of $11.9 billion and $11.8 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.93:1 and 0.92:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 28, 2019 and November 30, 2018 was as follows (in thousands):

	February 28, 2019	November 30, 2018
Long-Term Debt (1)	$5,741,835	$5,657,420
Total Equity	6,157,182	6,182,404
Total Long-Term Capital	$11,899,017	$11,839,824

(1)
Long-term debt at February 28, 2019 excludes $655.5 million of our 8.500% senior notes, as these notes mature on July 15, 2019 and $183.7 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”). Long-term debt at November 30, 2018 excludes $5.7 million of our structured notes, as these notes matured on February 26, 2019, $699.7 million of our 8.500% senior notes, as these notes mature on July 15, 2019 and $183.5 million of our outstanding borrowings under our Revolving Credit Facility.

Long-Term Debt
During the three months ended February 28, 2019, long-term debt increased $34.7 million. This amount includes structured notes issuances with a total principal amount of approximately $79.9 million, net of retirements, partially offset by repayments of $36.0 million of our 8.500% senior notes. At February 28, 2019, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at February 28, 2019 was $751.0 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

On May 16, 2018, we entered into a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of at $185.0 million. At February 28, 2019, borrowings under the Revolving Credit Facility amounted to $183.7 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at February 28, 2019, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At February 28, 2019, our long-term debt, excluding the Revolving Credit Facility, has a weighted average maturity of approximately 8.5 years.
Our long-term debt ratings at February 28, 2019 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable
At February 28, 2019, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $145.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2018, the decrease to total Jefferies Group LLC member’s equity at February 28, 2019 is primarily attributed to distributions to Jefferies, partially offset by net earnings, foreign currency translation adjustments and changes in instrument specific credit risk during the three months ended February 28, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During the three months ended February 28, 2019, we paid a distribution of $30.7 million to Jefferies, based on our results for the three months ended November 30, 2018. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million to Jefferies, which was paid on January 30, 2019. For the three months ended February 28, 2019, we have accrued a distribution payable of $23.0 million.
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
At February 28, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,411,616	$1,303,243
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
On March 29, 2017, the United Kingdom notified the European Council and triggered a period to negotiate its withdrawal from the European Union (“Brexit”). While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, we have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our UK broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. Our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.
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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies our in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 4, Fair Value Disclosures and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 28, 2019, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at February 28, 2019. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$655.5	$568.4	$819.5	$663.4	$3,690.5	$6,397.3
Revolving credit facility (1)	—	—	183.7	—	—	183.7
Interest payment obligations on long-term debt (2)	327.1	299.4	492.0	389.2	1,496.8	3,004.5
Total	$982.6	$867.8	$1,495.2	$1,052.6	$5,187.3	$9,585.5

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at February 28, 2019.

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
Governance and Risk Management Structure and Risk Policy Framework
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2018.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR decreased to $9.06 million for the three months ended February 28, 2019 from $9.59 million for the three months ended November 30, 2018. The decrease was primarily due to lower equity and fixed income market price volatility, an increase in diversification benefit, and was partially offset by equity block trading activity during the quarter.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at February 28, 2019				VaR at November 30, 2018
		Daily VaR for the Three Months Ended February 28, 2019				Daily VaR for the Three Months Ended November 30, 2018
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$3.80	$5.14	$6.22	$3.80	$5.33	$5.20	$6.61	$2.18
Equity Prices	7.72	7.30	11.48	4.75	8.47	7.73	11.62	4.34
Currency Rates	0.38	0.18	0.41	0.10	0.09	0.11	0.16	0.04
Commodity Prices	0.86	0.62	1.56	0.40	0.48	0.54	1.51	0.24
Diversification Effect (2)	(5.90)	(4.18)	N/A	N/A	(3.12)	(3.99)	N/A	N/A
Firmwide	$6.86	$9.06	$14.50	$6.03	$11.25	$9.59	$12.78	$5.86

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2019, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters with the significant increase in the daily VaR in late August 2018 due to the acquisition and short-term holding of an equity block position that was substantially liquidated within a few days subsequent to quarter end and the significant increase in the daily VaR in the middle of the current quarter also due to an equity block position. In addition, our daily VaR increased in the latter part of 2018 due to the transfer to us by Jefferies, in the fourth quarter of 2018, of investments in certain separately managed accounts and funds. See Note 1, Organization and Basis of Presentation for further details on this transfer. Our daily VaR then decreased in the three months ended February 28, 2019 due to lower market price volatility.
Daily Net Trading Revenue
There were nine days with trading losses out of a total of 59 trading days in the three months ended February 28, 2019. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2019 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2019 (in thousands):

10% Sensitivity
Private investments	$25,199
Corporate debt securities in default	8,946
Trade claims	5,555
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $967,000 at February 28, 2019, which is included in other comprehensive income.
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
Current counterparty credit exposures at February 28, 2019 and November 30, 2018 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019 (1)	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
AAA Range	$—	$—	$1.7	$3.2	$—	$—	$1.7	$3.2	$1,562.3	$2,981.2	$1,564.0	$2,984.4
AA Range	45.2	45.1	42.0	45.3	0.7	4.2	87.9	94.6	3.4	111.6	91.3	206.2
A Range	0.6	0.3	550.9	573.3	177.2	97.9	728.7	671.5	2,556.8	1,865.8	3,285.5	2,537.3
BBB Range	0.5	0.1	166.6	206.6	22.4	15.5	189.5	222.2	3.7	2.3	193.2	224.5
BB or Lower	530.0	—	9.5	5.5	55.7	15.7	595.2	21.2	5.1	107.5	600.3	128.7
Unrated	60.4	80.0	—	—	0.2	—	60.6	80.0	0.6	77.5	61.2	157.5
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019 (1)	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
Asia/Latin America/Other	$530.1	$—	$31.4	$30.2	$1.3	$0.1	$562.8	$30.3	$126.3	$304.0	$689.1	$334.3
Europe	0.2	0.3	373.4	427.0	43.5	27.3	417.1	454.6	132.5	170.8	549.6	625.4
North America	106.4	125.2	365.9	376.7	211.4	105.9	683.7	607.8	3,873.1	4,671.1	4,556.8	5,278.9
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2019 (1)	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018	February 28, 2019	November 30, 2018
Asset Managers	$0.1	$—	$3.4	$0.6	$1.7	$—	$5.2	$0.6	$1,562.3	$2,812.4	$1,567.5	$2,813.0
Banks, Broker-dealers	1.1	0.4	554.4	619.6	199.2	118.9	754.7	738.9	2,569.6	2,333.5	3,324.3	3,072.4
Corporates	594.7	92.9	—	—	45.9	7.2	640.6	100.1	—	—	640.6	100.1
Other	40.8	32.2	212.9	213.7	9.4	7.2	263.1	253.1	—	—	263.1	253.1
Total	$636.7	$125.5	$770.7	$833.9	$256.2	$133.3	$1,663.6	$1,092.7	$4,131.9	$5,145.9	$5,795.5	$6,238.6

(1)
The increase in our exposure from November 30, 2018 to February 28, 2019 within loans and lending commitments and within Israel country risk is due to one $530.0 million unfunded commitment in connection with a contingent acquisition.

For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at February 28, 2019 and November 30, 2018 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending (1)	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Israel	$17.3	$(15.1)	$0.1	$530.0	$—	$1.3	$—	$533.6	$533.6
Netherlands	717.2	(211.0)	(62.9)	—	39.0	—	—	482.3	482.3
Germany	173.1	(306.9)	220.9	—	62.9	8.9	91.9	158.9	250.8
United Kingdom	500.5	(388.9)	6.1	0.2	72.3	17.6	40.6	207.8	248.4
Canada	146.4	(120.6)	(31.1)	0.1	0.5	147.6	1.3	142.9	144.2
Switzerland	113.7	(37.4)	(5.4)	—	27.2	2.0	3.6	100.1	103.7
Japan	106.2	(58.5)	4.7	—	22.2	—	22.8	74.6	97.4
Hong Kong	30.2	(17.4)	—	—	0.6	—	63.5	13.4	76.9
India	46.8	(1.7)	—	—	—	—	18.8	45.1	63.9
China	182.0	(129.7)	(6.3)	—	—	—	—	46.0	46.0
Total	$2,033.4	$(1,287.2)	$126.1	$530.3	$224.7	$177.4	$242.5	$1,804.7	$2,047.2

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7

(1)
The increase in our exposure from November 30, 2018 to February 28, 2019 within loans and lending commitments and within Israel country risk is due to one $530.0 million unfunded commitment in connection with a contingent acquisition.

Our net issuer and counterparty risk exposure to Puerto Rico of $43.1 million at February 28, 2019 is in connection with our municipal securities market-making activities. The government of Puerto Rico is seeking to restructure much of its $74.0 billion in debt on a voluntary basis. At February 28, 2019, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 filed with the SEC on January 29, 2019. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of February 28, 2019 and November 30, 2018; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 9, 2019	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)