Form 10-Q
period 2019-05-31
Jefferies Group LLC
filed 2019-07-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
4.850% Senior Notes Due 2027	JEF/27A	New York Stock Exchange
5.125% Senior Notes Due 2023	JEF/23	New York Stock Exchange
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2019	November 30, 2018
ASSETS
Cash and cash equivalents ($1,129 and $1,096 at May 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	$4,213,201	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	543,429	707,960
Financial instruments owned, at fair value (including securities pledged of $12,176,602 and $13,059,802 at May 31, 2019 and November 30, 2018, respectively; and $353 and $380 at May 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	16,095,884	16,399,526
Loans to and investments in related parties	950,856	997,524
Securities borrowed	7,713,886	6,538,212
Securities purchased under agreements to resell (includes $25,000 and $0 at fair value at May 31, 2019 and November 30, 2018, respectively)	4,027,332	2,785,758
Receivables:
Brokers, dealers and clearing organizations	3,895,056	3,218,984
Customers	1,788,170	2,017,090
Fees, interest and other	433,856	327,083
Premises and equipment	315,627	304,026
Goodwill	1,641,631	1,642,170
Other assets ($2 at both May 31, 2019 and November 30, 2018, related to consolidated VIEs)	1,198,653	1,084,554
Total assets	$42,817,581	$41,168,773
LIABILITIES AND EQUITY
Short-term borrowings	$510,435	$387,492
Financial instruments sold, not yet purchased, at fair value	10,113,390	9,478,944
Collateralized financings:
Securities loaned	2,327,805	1,838,688
Securities sold under agreements to repurchase	8,861,457	8,643,069
Other secured financings (includes $1,265,800 and $881,472 at May 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	1,266,425	881,472
Payables:
Brokers, dealers and clearing organizations	2,465,693	2,448,059
Customers	3,138,108	3,176,727
Accrued expenses and other liabilities ($1,148 and $642 at May 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	1,295,231	1,585,635
Long-term debt (includes $819,509 and $686,170 at fair value at May 31, 2019 and November 30, 2018, respectively)	6,659,912	6,546,283
Total liabilities	36,638,456	34,986,369
EQUITY
Member’s paid-in capital	6,354,613	6,376,662
Accumulated other comprehensive income (loss):
Currency translation adjustments	(192,034)	(185,804)
Changes in instrument specific credit risk	14,916	(5,728)
Cash flow hedges	—	470
Additional minimum pension liability	(4,716)	(4,761)
Available-for-sale securities	33	(346)
Total accumulated other comprehensive loss	(181,801)	(196,169)
Total Jefferies Group LLC member’s equity	6,172,812	6,180,493
Noncontrolling interests	6,313	1,911
Total equity	6,179,125	6,182,404
Total liabilities and equity	$42,817,581	$41,168,773
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues:
Commissions and other fees	$159,773	$158,104	$307,099	$306,006
Principal transactions	248,831	137,802	483,129	355,275
Investment banking	430,087	500,297	715,683	940,288
Asset management fees	4,550	6,016	11,219	10,946
Interest	418,451	307,327	779,426	565,143
Other	52,801	47,263	72,809	65,746
Total revenues	1,314,493	1,156,809	2,369,365	2,243,404
Interest expense	412,642	334,252	781,796	599,601
Net revenues	901,851	822,557	1,587,569	1,643,803
Non-interest expenses:
Compensation and benefits	477,885	444,094	849,570	899,727
Non-compensation expenses:
Floor brokerage and clearing fees	62,474	46,244	114,451	90,063
Technology and communications	81,645	76,381	160,815	145,458
Occupancy and equipment rental	29,748	24,993	58,287	49,584
Business development	36,349	42,393	66,904	84,500
Professional services	38,066	35,991	74,993	66,399
Underwriting costs	12,823	13,029	21,398	27,304
Other	7,723	17,567	23,428	36,165
Total non-compensation expenses	268,828	256,598	520,276	499,473
Total non-interest expenses	746,713	700,692	1,369,846	1,399,200
Earnings before income taxes	155,138	121,865	217,723	244,603
Income tax expense	45,319	23,857	61,539	207,414
Net earnings	109,819	98,008	156,184	37,189
Net earnings (loss) attributable to noncontrolling interests	(101)	4	283	3
Net earnings attributable to Jefferies Group LLC	$109,920	$98,004	$155,901	$37,186
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net earnings	$109,819	$98,008	$156,184	$37,189
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments (1)	(36,245)	(61,188)	(6,185)	(45,169)
Changes in instrument specific credit risk (2)	2,815	26,017	20,644	7,904
Cash flow hedges (3)	(219)	251	(470)	1,297
Unrealized gain on available-for-sale securities (4)	233	—	379	—
Total other comprehensive income (loss), net of tax (5)	(33,416)	(34,920)	14,368	(35,968)
Comprehensive income	76,403	63,088	170,552	1,221
Net earnings (loss) attributable to noncontrolling interests	(101)	4	283	3
Comprehensive income attributable to Jefferies Group LLC	$76,504	$63,084	$170,269	$1,218

(1)
The amounts during the three and six months ended May 31, 2019 include income tax benefits of $9.1 million and $1.7 million, respectively, related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Cuts and Jobs Act (the “Tax Act”). The amount during the six months ended May 31, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital. The amounts during the three and six months ended May 31, 2018 include a gain of $20.5 million related to foreign currency gains, which was reclassified to Other revenues within the Consolidated Statements of Earnings.

(2)
The amounts include income tax expenses of approximately $1.0 million and $7.0 million for the three and six months ended May 31, 2019, respectively, and income tax expenses of approximately $8.8 million and $10.7 million for the three and six months ended May 31, 2018, respectively. The amounts during the three and six months ended May 31, 2019 also include gains of $0.2 million and $0.5 million, respectively, net of taxes of $0.1 million and $0.2 million, respectively, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amounts during the three and six months ended May 31, 2018 also include a gain of $0.3 million related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amount during the six months ended May 31, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(3)
The amounts during the three and six months ended May 31, 2019 include income tax benefits of $0.1 million and $0.2 million, respectively. The cash flow hedge losses of $0.2 million and $0.5 million, respectively, were reclassified to Other revenues within the Consolidated Statement of Earnings due to the sale of all of our common shares of Epic Gas Ltd. (“Epic Gas”). Refer to Note 9, Investments for further information. The amounts during the three and six months ended May 31, 2018 include income tax expenses of $0.1 million and $0.7 million, respectively. The income tax expense during the six months ended May 31, 2018 includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(4)	The amounts during the three and six months ended May 31, 2019 include income tax expenses of approximately $0.1 million and $0.2 million, respectively.

(5)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Member’s paid-in capital:
Balance, beginning of period	$6,299,653	$5,635,812	$6,376,662	$5,895,601
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	(6,121)
Net earnings attributable to Jefferies Group LLC	109,920	98,004	155,901	37,186
Distribution to Jefferies Financial Group Inc.	(54,960)	(18,593)	(177,950)	(218,593)
Tax Cuts and Jobs Act adjustment	—	405	—	7,555
Balance, end of period	$6,354,613	$5,715,628	$6,354,613	$5,715,628
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(148,385)	$(137,827)	$(196,169)	$(136,779)
Currency adjustments and other	(36,245)	(61,188)	(6,185)	(45,169)
Changes in instrument specific credit risk	2,815	26,017	20,644	7,904
Cash flow hedges	(219)	251	(470)	1,297
Unrealized gain on available-for-sale securities	233	—	379	—
Balance, end of period	$(181,801)	$(172,747)	$(181,801)	$(172,747)
Total Jefferies Group LLC member’s equity	$6,172,812	$5,542,881	$6,172,812	$5,542,881
Noncontrolling interests:
Balance, beginning of period	$5,914	$736	$1,911	$737
Net earnings (loss) attributable to noncontrolling interests	(101)	4	283	3
Contributions	2,000	10	6,600	10
Distributions	(1,500)	—	(2,481)	—
Balance, end of period	$6,313	$750	$6,313	$750
Total equity	$6,179,125	$5,543,631	$6,179,125	$5,543,631

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$156,184	$37,189
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,145	5,743
Income on loans to and investments in related parties	(54,321)	(24,834)
Distributions received on investments in related parties	94,041	1,910
Other adjustments	79,143	(94,524)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(3)	64,880
Receivables:
Brokers, dealers and clearing organizations	(680,585)	10,499
Customers	228,919	(413,508)
Fees, interest and other	(107,883)	9,390
Securities borrowed	(1,192,513)	97,924
Financial instruments owned	279,277	(1,594,717)
Securities purchased under agreements to resell	(1,253,866)	(176,922)
Other assets	(128,689)	76,192
Payables:
Brokers, dealers and clearing organizations	25,116	520,766
Customers	(38,618)	489,060
Securities loaned	500,307	(266,028)
Financial instruments sold, not yet purchased	654,851	812,496
Securities sold under agreements to repurchase	233,115	139,287
Accrued expenses and other liabilities	(302,050)	(422,224)
Net cash used in operating activities	(1,495,430)	(727,421)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(18,648)	(1,906,071)
Distributions from loans to and investments in related parties	24,629	1,873,000
Net payments on premises and equipment	(48,655)	(36,061)
Net cash used in investing activities	(42,674)	(69,132)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2019	2018
Cash flows from financing activities:
Proceeds from short-term borrowings	950,000	372,481
Payments on short-term borrowings	(812,000)	(297,708)
Proceeds from issuance of long-term debt, net of issuance costs	144,250	1,321,714
Repayment of long-term debt	(58,506)	(1,022,615)
Dividend distribution	(153,687)	(200,000)
Net proceeds from other secured financings	384,953	246,714
Net change in bank overdrafts	(14,352)	(2,722)
Proceeds from contributions of noncontrolling interests	6,600	10
Payments on distributions to noncontrolling interests	(2,481)	—
Net cash provided by financing activities	444,777	417,874
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,892)	(9,370)
Net decrease in cash, cash equivalents and restricted cash	(1,097,219)	(388,049)
Cash, cash equivalents and restricted cash at beginning of period	5,819,027	5,642,776
Cash, cash equivalents and restricted cash at end of period	$4,721,808	$5,254,727

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$764,693	$608,178
Income taxes, net	40,151	115,748
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	May 31, 2019	November 30, 2018
Cash and cash equivalents	$4,213,201	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	508,607	673,141
Total cash, cash equivalents and restricted cash	$4,721,808	$5,819,027
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $566.1 million and $322.9 million at May 31, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,121,270	$132,121	$59,307	$—	$2,312,698
Corporate debt securities	—	2,978,062	7,429	—	2,985,491
Collateralized debt obligations and collateralized loan obligations	—	123,840	16,195	—	140,035
U.S. government and federal agency securities	1,505,882	114,761	—	—	1,620,643
Municipal securities	—	963,607	—	—	963,607
Sovereign obligations	1,866,301	1,020,111	—	—	2,886,412
Residential mortgage-backed securities	—	1,159,961	17,266	—	1,177,227
Commercial mortgage-backed securities	—	404,897	12,530	—	417,427
Other asset-backed securities	—	267,565	43,185	—	310,750
Loans and other receivables	—	2,105,642	98,484	—	2,204,126
Derivatives	9,729	2,498,708	8,414	(2,193,408)	323,443
Investments at fair value	—	84,058	103,833	—	187,891
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,503,182	$11,853,333	$366,643	$(2,193,408)	$15,529,750
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,664,846	$4,820	$221	$—	$2,669,887
Corporate debt securities	—	1,919,466	669	—	1,920,135
U.S. government and federal agency securities	1,236,461	—	—	—	1,236,461
Sovereign obligations	1,328,132	870,039	—	—	2,198,171
Commercial mortgage-backed securities	—	724	—	—	724
Loans	—	1,524,341	9,428	—	1,533,769
Derivatives	24,578	2,839,455	55,863	(2,365,653)	554,243
Total financial instruments sold, not yet purchased	$5,254,017	$7,158,845	$66,181	$(2,365,653)	$10,113,390
Long-term debt	$—	$582,947	$236,562	$—	$819,509

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

Corporate Debt Securities

•
Investment Grade Corporate Bonds: Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Investment grade corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Investment grade corporate bonds measured using alternative valuation techniques are categorized within Level 2 or Level 3 of the fair value hierarchy and are a limited portion of our investment grade corporate bonds.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Sovereign Obligations
Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized within Level 1 or Level 2 of the fair value hierarchy.
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$280,761	$—
Equity Funds (3)	35,863	19,679
Commodity Funds (4)	15,672	—
Multi-asset Funds (5)	233,512	—
Other Funds (6)	326	—
Total	$566,134	$19,679

	November 30, 2018
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$15,338	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$322,909	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At May 31, 2019 and November 30, 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At the end of this restriction period, which is in approximately 31 months at May 31, 2019, these investments are redeemable monthly with 45-90 days prior written notice. At May 31, 2019 and November 30, 2018, approximately 6% and 97%, respectively, of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At May 31, 2019 and November 30, 2018, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are expected to be liquidated in approximately one to ten years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2019 and November 30, 2018, investments representing approximately 5% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

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

Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell may include embedded call features. The valuation of these instruments is based on review of expected future cash flows, interest rates, funding spreads and the fair value of the underlying collateral. Securities purchased under agreements to resell are categorized within Level 3 of the fair value hierarchy due to limited observability of the embedded derivative and unobservable credit spreads.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2019 (in thousands):

	Three Months Ended May 31, 2019
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at May 31, 2019, changes in unrealized gains/(losses) included in:
	Balance at February 28, 2019		Purchases	Sales	Settlements	Issuances		Balance at May 31, 2019	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$54,766	$2,353	$221	$(179)	$(551)	$—	$2,697	$59,307	$2,454	$—
Corporate debt securities	10,930	(587)	180	—	(325)	—	(2,769)	7,429	(588)	—
CDOs and CLOs	32,566	(1,793)	—	—	—	—	(14,578)	16,195	(1,795)	—
RMBS	20,963	(802)	—	—	(18)	—	(2,877)	17,266	(759)	—
CMBS	12,820	(357)	—	(331)	(3,238)	—	3,636	12,530	(1,292)	—
Other ABS	35,886	3,070	16,531	(8,868)	(8,549)	—	5,115	43,185	3,563	—
Loans and other receivables	78,051	(2,753)	38,780	(13,898)	(2,438)	—	742	98,484	(1,277)	—
Investments at fair value	140,812	2,841	—	—	—	—	(39,820)	103,833	2,841	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$78	$(74)	$(1,520)	$1,737	$—	$—	$—	$221	$—	$—
Corporate debt securities	730	(148)	(7)	1	22	—	71	669	90	—
CMBS	70	(70)	—	—	—	—	—	—	—	—
Loans	3,420	(191)	(1,678)	1,537	—	—	6,340	9,428	364	—
Net derivatives (2)	28,975	(14,760)	(25)	4,175	1,974	—	27,110	47,449	7,565	—
Long-term debt	283,139	1,163	—	—	(5,585)	39,385	(81,540)	236,562	(813)	(350)

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
Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2019
During the three months ended May 31, 2019, transfers of assets of $31.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $11.3 million and other ABS of $7.6 million due to reduced pricing transparency.
During the three months ended May 31, 2019, transfers of assets of $79.5 million from Level 3 to Level 2 are primarily attributed to:

•	Investments at fair value of $39.8 million, CDOs and CLOs of $17.6 million and loans and other receivables of $10.5 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended May 31, 2019, transfers of liabilities of $57.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $41.5 million and structured notes of $9.5 million due to reduced market and pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended May 31, 2019, transfers of liabilities of $105.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $91.0 million and Net derivatives of $14.4 million due to greater market transparency.
Net gains on Level 3 assets were $2.0 million and net gains on Level 3 liabilities were $14.1 million for the three months ended May 31, 2019. Net gains on Level 3 assets were primarily due to increased market values across other ABS and Investments at fair value, partially offset by decreased market values across Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2019 (in thousands):

	Six Months Ended May 31, 2019
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at May 31, 2019, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2018		Purchases	Sales	Settlements	Issuances		Balance at May 31, 2019	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$6,126	$785	$(2,031)	$(720)	$—	$4,107	$59,307	$7,972	$—
Corporate debt securities	9,484	(389)	1,545	(2,130)	(1,177)	—	96	7,429	(334)	—
CDOs and CLOs	25,815	(2,790)	4,782	—	—	—	(11,612)	16,195	(2,554)	—
RMBS	19,603	(316)	39	—	(45)	—	(2,015)	17,266	(271)	—
CMBS	10,886	(180)	11	(331)	(3,278)	—	5,422	12,530	(1,183)	—
Other ABS	53,175	(1,014)	25,316	(13,247)	(9,529)	—	(11,516)	43,185	(522)	—
Loans and other receivables	46,985	2,434	77,004	(33,549)	(3,378)	—	8,988	98,484	844	—
Investments at fair value	113,831	(1,162)	31,343	—	—	—	(40,179)	103,833	(1,162)	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(76)	$(1,546)	$1,843	$—	$—	$—	$221	$—	$—
Corporate debt securities	522	(382)	(73)	93	22	—	487	669	305	—
Loans	6,376	(401)	(3,946)	7,963	—	—	(564)	9,428	579	—
Net derivatives (2)	21,614	(29,079)	(2,829)	7,259	2,031	—	48,453	47,449	19,607	—
Long-term debt	200,745	(12,854)	—	—	(11,250)	101,872	(41,951)	236,562	3,827	9,027

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
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2019
During the six months ended May 31, 2019, transfers of assets of $42.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $15.7 million and other ABS of $10.8 million due to reduced pricing transparency.
During the six months ended May 31, 2019, transfers of assets of $89.0 million from Level 3 to Level 2 are primarily attributed to:

•	Investments at fair value of $40.2 million, other ABS of $22.3 million and CDOs and CLOs of $12.5 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the six months ended May 31, 2019, transfers of liabilities of $69.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $58.7 million and structured notes of $10.3 million due to reduced market and pricing transparency.
During the six months ended May 31, 2019, transfers of liabilities of $63.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $52.3 million due to greater market transparency.
Net gains on Level 3 assets were $2.7 million and net gains on Level 3 liabilities were $42.8 million for the six months ended May 31, 2019. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, partially offset by decreased market values across CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2019 and November 30, 2018
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2019
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$53,000
Non-exchange-traded securities		Market approach	Price	$3-$85	$55
			Underlying stock price	$3-$13	$10
Corporate debt securities	$7,429	Market approach	Estimated recovery percentage	49%	—
			Price	$88	—
			Discount rate/yield	32%	—
CDOs and CLOs	$16,195	Discounted cash flows	Constant prepayment rate	10%-20%	16%
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	27%
			Discount rate/yield	11%-17%	13%
		Scenario analysis	Estimated recovery percentage	2%	—
RMBS	$17,266	Discounted cash flows	Cumulative loss rate	2%	—
			Duration (years)	7	—
			Discount rate/yield	3%	—
CMBS	$12,530	Discounted cash flows	Cumulative loss rate	8%-86%	32%
			Duration (years)	0-1	1
			Discount rate/yield	3%-28%	19%
		Scenario analysis	Estimated recovery percentage	12%-83%	47%
			Price	$39-$60	$50
Other ABS	$43,185	Discounted cash flows	Cumulative loss rate	11%-31%	20%
			Duration (years)	1-2	1
			Discount rate/yield	5%-12%	12%
		Market approach	Price	$100	—
Loans and other receivables	$98,484	Market approach	Estimated recovery percentage	1%	—
			Price	$50-$101	$91
			Comparable price	$33	—
		Scenario analysis	Estimated recovery percentage	13%-117%	105%
Derivatives	$8,414
Interest rate swaps		Market approach	Basis points upfront	0-12	5
Investments at fair value	$72,490
Private equity securities		Market approach	Price	$169-$250	$229
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500	—
			Duration (years)	2	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$9,428	Market approach	Price	$50-$80	$66
Derivatives	$55,863
Equity options		Volatility benchmarking	Volatility	3%-63%	46%
Interest rate swaps		Market approach	Basis points upfront	0-21	12
Long-term debt
Structured notes	$236,562	Market approach	Price	$83-$100	$92
			Price	€78-€107	€94

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2019 and November 30, 2018, asset exclusions consisted of $37.7 million and $11.1 million, respectively, primarily comprised of private equity securities, corporate equity securities, CMBS, loans and other receivables and certain derivatives. At May 31, 2019 and November 30, 2018, liability exclusions consisted of $0.9 million and $0.5 million, respectively, primarily comprised of corporate debt and equity securities.

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

•
Non-exchange-traded securities, corporate debt securities, loans and other receivables, interest rate swaps, total return swaps, RMBS, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, total return swaps, interest rate swaps, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the comparable price of loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount rate/security yield of corporate debt securities would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes and securities purchased under agreements to resell, which are managed by our capital markets businesses and are included in Long-term debt and Short-term borrowings and Securities purchased under agreements to resell in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Financial instruments owned:
Loans and other receivables	$(2,352)	$(8,754)	$(3,072)	$(6,428)
Financial instruments sold, not yet purchased:
Loans	$—	$1	$—	$260
Loan commitments	(757)	26	(678)	(103)
Long-term debt:
Changes in instrument specific credit risk (1)	$4,009	$34,787	$27,492	$18,585
Other changes in fair value (2)	(36,665)	(175)	(47,308)	40,979
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$27	$—	$27
Other changes in fair value (2)	—	1,636	—	1,636

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	May 31, 2019	November 30, 2018
Financial instruments owned:
Loans and other receivables (1)	$878,221	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	141,474	158,392
Long-term debt	95,079	114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $18.7 million and $20.5 million at May 31, 2019 and November 30, 2018, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $119.5 million and $105.3 million at May 31, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $65.2 million and $19.4 million at May 31, 2019 and November 30, 2018, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.8 million at both May 31, 2019 and November 30, 2018.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the fair value and related number of derivative contracts at May 31, 2019 and November 30, 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

	May 31, 2019 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$13,348	1	$—	—
Total derivatives designated as accounting hedges	13,348		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,070	41,702	1,835	64,221
Cleared OTC	897,615	2,907	952,865	3,360
Bilateral OTC	405,268	2,002	239,880	752
Foreign exchange contracts:
Exchange-traded	—	36	—	59
Bilateral OTC	399,803	12,319	412,485	12,544
Equity contracts:
Exchange-traded	621,087	1,703,475	921,170	1,327,055
Bilateral OTC	166,068	3,195	374,665	3,835
Commodity contracts:
Exchange-traded	340	5,285	503	6,904
Credit contracts:
Cleared OTC	3,177	24	4,595	24
Bilateral OTC	9,075	98	11,898	58
Total derivatives not designated as accounting hedges	2,503,503		2,919,896
Total gross derivative assets/ liabilities:
Exchange-traded	622,497		923,508
Cleared OTC	914,140		957,460
Bilateral OTC	980,214		1,038,928
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(603,556)		(603,556)
Cleared OTC	(897,715)		(902,183)
Bilateral OTC	(692,137)		(859,914)
Net amounts per Consolidated Statements of Financial Condition (4)	$323,443		$554,243

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

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2019	2018	2019	2018
Interest rate swaps	$27,204	$19	$41,791	$(21,202)
Long-term debt	(28,213)	120	(43,769)	22,835
Total	$(1,009)	$139	$(1,978)	$1,633
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2019	2018	2019	2018
Interest rate contracts	$(34,020)	$(4,860)	$(103,851)	$22,102
Foreign exchange contracts	1,594	6,365	1,418	10,628
Equity contracts	(92,109)	(53,598)	(120,590)	(217,039)
Commodity contracts	(1,117)	2,921	1,375	2,744
Credit contracts	4,818	2,024	8,913	2,406
Total	$(120,834)	$(47,148)	$(212,735)	$(179,159)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$40,703	$26	$4,031	$(2,233)	$42,527
Credit default swaps	807	966	2,294	(469)	3,598
Total return swaps	9,675	51,481	—	(1,607)	59,549
Foreign currency forwards, swaps and options	52,486	21,850	—	(15,480)	58,856
Interest rate swaps, options and forwards	75,339	169,577	118,624	(70,534)	293,006
Total	$179,010	$243,900	$124,949	$(90,323)	457,536
Cross product counterparty netting					(39,313)
Total OTC derivative assets included in Financial instruments owned					$418,223

(1)	At May 31, 2019, we held exchange-traded derivative assets and other credit agreements with a fair value of $22.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2019, cash collateral received was $117.1 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$28,465	$118,560	$40,591	$(2,233)	$185,383
Credit default swaps	40	2,535	3,583	(469)	5,689
Total return swaps	89,603	37,003	—	(1,607)	124,999
Foreign currency forwards, swaps and options	67,386	18,225	1,404	(15,480)	71,535
Fixed income forwards	600	—	—	—	600
Interest rate swaps, options and forwards	46,443	81,306	116,012	(70,534)	173,227
Total	$232,537	$257,629	$161,590	$(90,323)	561,433
Cross product counterparty netting					(39,313)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$522,120

(1)	At May 31, 2019, we held exchange-traded derivative liabilities and other credit agreements with a fair value of $321.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2019, cash collateral pledged was $289.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2019 (in thousands):

Counterparty credit quality (1):
A- or higher	$73,860
BBB- to BBB+	18,788
BB+ or lower	194,336
Unrated	131,239
Total	$418,223

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$76.0	$—	$79.0
Single name credit default swaps	14.1	50.4	32.9	97.4

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

	May 31, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$41.1	$93.5
Collateral posted	(11.6)	(61.5)
Collateral received	30.5	91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	59.9	123.3

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	May 31, 2019
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,006,944	$391,858	$2,398,802
Corporate debt securities	252,023	1,826,868	2,078,891
Mortgage- and asset-backed securities	—	2,077,535	2,077,535
U.S. government and federal agency securities	68,838	12,234,328	12,303,166
Municipal securities	—	612,747	612,747
Sovereign obligations	—	3,184,103	3,184,103
Loans and other receivables	—	765,751	765,751
Total	$2,327,805	$21,093,190	$23,420,995

	November 30, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	May 31, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,382,312	$—	$644,948	$300,545	$2,327,805
Repurchase agreements	8,754,902	3,154,270	4,402,247	4,781,771	21,093,190
Total	$10,137,214	$3,154,270	$5,047,195	$5,082,316	$23,420,995

	November 30, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by us that may be sold or repledged was $29.4 billion and $23.1 billion, respectively. At May 31, 2019 and November 30, 2018, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,713,886	$—	$7,713,886	$(570,248)	$(1,585,821)	$5,557,817
Reverse repurchase agreements	16,259,065	(12,231,733)	4,027,332	(526,433)	(3,452,962)	47,937
Liabilities:
Securities lending arrangements	$2,327,805	$—	$2,327,805	$(570,248)	$(1,694,029)	$63,528
Repurchase agreements	21,093,190	(12,231,733)	8,861,457	(526,433)	(7,103,993)	1,231,031

	November 30, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803
Liabilities:
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(3)
Amounts include $5,469.0 million of securities borrowing arrangements, for which we have received securities collateral of $5,273.8 million, and $1,119.3 million of repurchase agreements, for which we have pledged securities collateral of $1,147.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $543.4 million and $708.0 million at May 31, 2019 and November 30, 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Transferred assets	$844.5	$1,042.6	$2,105.1	$3,800.3
Proceeds on new securitizations	845.8	1,043.4	2,177.0	3,802.3
Cash flows received on retained interests	24.3	7.8	36.6	23.8

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2019 and November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$12,886.5	$121.5	$13,633.5	$365.3
U.S. government agency CMBS	1,374.9	48.3	2,027.6	185.6
CLOs	4,943.3	56.9	3,512.0	20.9
Consumer and other loans	657.1	44.8	604.1	48.9

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2019 and November 30, 2018 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2019		November 30, 2018
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$1.1	$—	$1.1
Financial instruments owned	—	0.4	—	0.4
Securities purchased under agreements to resell (1)	1,266.9	—	883.1	—
Total assets	$1,266.9	$1.5	$883.1	$1.5
Other secured financings (2)	$1,265.8	$—	$882.5	$—
Other liabilities	1.1	0.2	0.6	0.2
Total liabilities	$1,266.9	$0.2	$883.1	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at November 30, 2018.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$111.7	$0.6	$827.5	$7,806.3
Consumer loan and other asset-backed vehicles	427.3	—	570.1	3,322.6
Related party private equity vehicles	31.2	—	49.0	92.0
Other investment vehicles	396.4	—	409.9	5,981.2
Total	$966.6	$0.6	$1,856.5	$17,202.1

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
Consumer Loan and other Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer and small business loans, and trade claims. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Related Party Private Equity Vehicles. We committed to invest equity in private equity funds (the “JCP Funds”) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest equity in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2019 and November 30, 2018, our total equity commitment in the JCP Entities was $139.3 million, of which $121.5 million and $121.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $31.2 million and $35.5 million at May 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2019 and November 30, 2018, we had equity commitments to invest $411.2 million and $112.2 million, respectively, in various other investment vehicles, of which $397.7 million and $108.1 million was funded, respectively. The carrying value of our equity investments was $396.4 million and $95.0 million at May 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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
At May 31, 2019 and November 30, 2018, we held $1,525.1 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $34.7 million and $170.5 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At May 31, 2019, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At May 31, 2019, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At May 31, 2019, we had funded $643.7 million of our $750.0 million commitment, leaving $106.3 million unfunded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2019. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party. At May 31, 2019, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Interest income	$—	$0.4	$—	$1.2
Unfunded commitment fees	0.3	0.3	0.6	0.5
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2019	November 30, 2018
Our total equity balance	$643.7	$694.8

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net earnings	$50.2	$60.2	$47.8	$102.7
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Origination and syndication fee revenues (1)	$69.3	$109.6	$91.2	$211.0
Origination fee expenses (1)	8.2	14.9	13.6	33.4
CLO placement fee revenues (2)	—	2.4	1.3	2.7
Derivative gains (losses) (3)	—	(0.3)	—	(0.6)
Underwriting fees (4)	1.0	—	1.0	0.3
Service fees (5)	11.2	8.9	38.3	35.0

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2019 and November 30, 2018, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by the CLO and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $20.4 million and $35.2 million at May 31, 2019 and November 30, 2018, respectively. Payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million and $14.1 million at May 31, 2019 and November 30, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.1 million recorded in Financial instruments sold, at fair value in our Consolidated Statements of Financial Condition at May 31, 2019. We recorded $0.2 million in Payables—brokers, dealers and clearing organizations and $0.4 million in Financial instruments sold, not yet purchased, at fair value in connection with these contracts in our Consolidated Statements of Financial Condition at November 30, 2018.
On March 28, 2019, we entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. We repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense within our Consolidated Statements of Earnings.
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
The following is a summary of selected financial information for Berkadia (in millions):

	May 31, 2019	November 30, 2018
Our total equity balance	$275.6	$245.2

	Three Months Ended May 31, 2019	Six Months Ended May 31, 2019
Net earnings	$56.2	$106.5

At May 31, 2019 and November 30, 2018, we had commitments to purchase $543.4 million and $723.8 million, respectively, in agency CMBS from Berkadia. During the three and six months ended May 31, 2019, we received $0.8 million and 18.1 million, respectively, in distributions from Berkadia on our equity interest.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $28.4 million and $31.9 million at May 31, 2019 and November 30, 2018, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net gains from our investments in JCP Fund V	$3.8	$3.0	$0.6	$9.8

At both May 31, 2019 and November 30, 2018, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2019 and November 30, 2018, our unfunded commitment relating to JCP Fund V was $9.5 million and $9.7 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.1% of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2019 (1)	December 31, 2018 (1)	March 31, 2018 (1)	December 31, 2017 (1)
Net increase (decrease) in net assets resulting from operations	$(1,169)	$(8,412)	$8,463	$19,712

(1)	Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2019 and 2018 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At November 30, 2018, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the three months ended May 31, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings. At November 30, 2018, our investment in Epic Gas of $21.7 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition. For the three months ended December 31, 2018, March 31, 2018 and December 31, 2017, Epic Gas reported net earnings (losses) of $0.9 million, $(2.7) million, and $(16.4) million, respectively.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2019	November 30, 2018
Capital Markets	$1,638,243	$1,638,778
Asset Management	3,388	3,392
Total goodwill	$1,641,631	$1,642,170
The following table is a summary of the changes to goodwill for the six months ended May 31, 2019 (in thousands):

Balance at November 30, 2018	$1,642,170
Translation adjustments	(539)
Balance at May 31, 2019	$1,641,631

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2019 and November 30, 2018 (dollars in thousands):

	May 31, 2019			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,523	$(62,986)	$62,537	10.2
Trade name	128,210	(22,895)	105,315	28.8
Exchange and clearing organization membership interests and registrations	8,555	—	8,555	N/A
Total	$262,288	$(85,881)	$176,407

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2018			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,574	$(58,892)	$66,682	10.6
Trade name	128,348	(21,086)	107,262	29.3
Exchange and clearing organization membership interests and registrations	8,524	—	8,524	N/A
Total	$262,446	$(79,978)	$182,468

Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $6.0 million for the three and six months ended May 31, 2019 and 2018, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2019	$6,099
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2019 and November 30, 2018 include the following and mature in one year or less (in thousands):

	May 31, 2019	November 30, 2018
Bank loans	$454,590	$330,942
Floating rate puttable notes	55,845	56,550
Total short-term borrowings	$510,435	$387,492

At May 31, 2019, the weighted average interest rate on short-term borrowings outstanding is 3.58% per annum. Average daily short-term borrowings outstanding were $766.1 million and $623.4 million for the three and six months ended May 31, 2019, respectively, $584.7 million and $536.9 million for the three and six months ended May 31, 2018, respectively.
On March 28, 2019, we entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. For further information on this promissory note, refer to Note 9, Investments.
On December 27, 2018, one of our subsidiaries entered into a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the six months ended May 31, 2019, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At May 31, 2019, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2019	November 30, 2018
Unsecured long-term debt:
8.500% Senior Notes	July 15, 2019	3.80%	$648,382	$699,659
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	557,926	564,702
6.875% Senior Notes	April 15, 2021	4.40%	783,370	791,814
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,225	4,243
5.125% Senior Notes	January 20, 2023	4.55%	611,492	612,928
4.850% Senior Notes (1)	January 15, 2027	4.93%	753,509	709,484
6.450% Senior Debentures	June 8, 2027	5.46%	372,563	373,669
4.150% Senior Notes	January 23, 2030	4.26%	988,220	987,788
6.250% Senior Debentures	January 15, 2036	6.03%	511,464	511,662
6.500% Senior Notes	January 20, 2043	6.09%	420,435	420,625
Structured notes (2)	Various	Various	819,509	686,170
Total unsecured long-term debt			6,471,095	6,362,744
Secured long-term debt:
Revolving Credit Facility			188,817	183,539
Total long-term debt (3)			$6,659,912	$6,546,283

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a loss of $43.8 million and a gain of $22.8 million in the six months ended May 31, 2019 and 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

(3)
The total Long-term debt has a fair value of $6,719.9 million and $6,423.6 million at May 31, 2019 and November 30, 2018, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

During the six months ended May 31, 2019, long-term debt increased $113.6 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $119.6 million, net of retirements, partially offset by repayments of $36.0 million of our 8.500% senior notes. During the six months ended May 31, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030, and structured notes with a total principal amount of approximately $165.6 million, net of retirements.
In addition, on January 5, 2018, our remaining convertible debentures ($324.8 million at November 30, 2017) were redeemed at a redemption price equal to 100% of the principal amount of the convertible debentures redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, in April 2018, our remaining 5.125% senior notes with a principal amount of $668.3 million were redeemed.
We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain financial covenants, including, but not limited to, restrictions on future indebtedness of certain of our subsidiaries and its’ minimum tangible net worth, liquidity requirements and minimum capital requirements. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At May 31, 2019, we were in compliance with the debt covenants under the Revolving Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues from contracts with customers:
Commissions and other fees	$159,773	$158,104	$307,099	$306,006
Investment banking	430,087	500,297	715,683	940,288
Asset management fees	4,550	6,016	11,219	10,946
Other	8,117	6,802	15,920	13,488
Total revenue from contracts with customers	602,527	671,219	1,049,921	1,270,728
Other sources of revenue:
Principal transactions	248,831	137,802	483,129	355,275
Interest	418,451	307,327	779,426	565,143
Other	44,684	40,461	56,889	52,258
Total revenues	$1,314,493	$1,156,809	$2,369,365	$2,243,404

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended May 31,						Six Months Ended May 31,
	2019			2018			2019			2018
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$164,361	$—	$164,361	$160,360	$—	$160,360	$316,422	$—	$316,422	$311,990	$—	$311,990
Fixed income (1)	3,529	—	3,529	4,546	—	4,546	6,597	—	6,597	7,504	—	7,504
Investment banking - Capital markets	251,533	—	251,533	283,315	—	283,315	356,647	—	356,647	532,149	—	532,149
Investment banking - Advisory	178,554	—	178,554	216,982	—	216,982	359,036	—	359,036	408,139	—	408,139
Asset management	—	4,550	4,550	—	6,016	6,016	—	11,219	11,219	—	10,946	10,946
Total	$597,977	$4,550	$602,527	$665,203	$6,016	$671,219	$1,038,702	$11,219	$1,049,921	$1,259,782	$10,946	$1,270,728
Primary geographic region:
Americas	$487,866	$3,500	$491,366	$566,360	$6,016	$572,376	$811,242	$6,881	$818,123	$1,082,284	$10,946	$1,093,230
Europe	91,510	1,050	92,560	78,861	—	$78,861	191,715	4,338	196,053	140,189	—	140,189
Asia	18,601	—	18,601	19,982	—	$19,982	35,745	—	35,745	37,309	—	37,309
Total	$597,977	$4,550	$602,527	$665,203	$6,016	$671,219	$1,038,702	$11,219	$1,049,921	$1,259,782	$10,946	$1,270,728

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2019.
During the three and six months ended May 31, 2019, we recognized $15.3 million and $23.0 million, respectively, compared with $15.0 million and $17.1 million, during the three and six months ended May 31, 2018, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.8 million and $9.8 million, during the three and six months ended May 31, 2019, respectively, compared with $4.3 million and $8.9 million, during the three and six months ended May 31, 2018, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $220.8 million and $199.0 million at May 31, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2019 and 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at May 31, 2019 and November 30, 2018 were $15.8 million and $10.6 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the three and six months ended May 31, 2019, we recognized revenues of $1.2 million and $4.6 million, respectively, compared with $5.3 million and $4.4 million, during the three and six months ended May 31, 2018, respectively, that were recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2019 and November 30, 2018, capitalized costs to fulfill a contract were $3.7 million and $4.7 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statements of Financial Condition. For the three and six months ended May 31, 2019, we recognized expenses of $1.8 million and $3.4 million, respectively, compared with $1.2 million and $1.3 million for the three and six months ended May 31, 2018, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2019 and 2018.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Components of compensation cost:
Restricted cash awards	$66.6	$55.2	$132.8	$123.6
Restricted stock and RSUs (1)	6.5	6.7	13.0	14.0
Profit sharing plan	1.3	1.3	5.2	4.5
Total compensation cost	$74.4	$63.2	$151.0	$142.1

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at May 31, 2019 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$55.0	3
Restricted cash awards	550.9	3
Total	$605.9

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.

Note 15. Income Taxes
At May 31, 2019 and November 30, 2018, we had approximately $133.2 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $105.4 million and $99.4 million (net of Federal benefit) at May 31, 2019 and November 30, 2018, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At May 31, 2019 and November 30, 2018, we had interest accrued of approximately $55.8 million and $49.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the six months ended May 31, 2019 and the year ended November 30, 2018.
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

During the quarter ended February 28, 2019, we increased the provisional tax charge that had been recorded during the year ended November 30, 2018 by $0.2 million resulting in a total tax charge of $165.3 million, as a result of the Tax Act. Of this amount, $112.7 million related to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the charge related to the transition tax on the deemed repatriation of unremitted foreign earnings. The measurement period as permitted by Staff Accounting Bulletin No. 118, which was issued by SEC staff on December 22, 2017, was closed during the quarter ended February 28, 2019 and we have completed our accounting as it relates to the Tax Act.
The new tax on global intangible low-taxed income ("GILTI"), became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.
For the six months ended May 31, 2019 the provision for income taxes was $61.5 million, equating to an effective tax rate of 28.3%. For the six months ended May 31, 2018, the provision for income taxes was $207.4 million, equating to an effective tax rate of 84.8%. The provision for income taxes for the six months ended May 31, 2018 included a $160.5 million provisional tax charge related to the enactment of the Tax Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2019 (in millions):

	Expected Maturity Date (fiscal years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$—	$124.5	$0.3	$—	$13.0	$137.8
Loan commitments (1)	—	250.0	55.0	5.6	—	310.6
Underwriting commitments	264.2	—	—	—	—	264.2
Forward starting reverse repos (2)	4,410.9	—	—	—	—	4,410.9
Forward starting repos (2)	2,635.7	—	—	—	—	2,635.7
Other unfunded commitments (1)	118.0	—	142.8	—	4.8	265.6
Total commitments	$7,428.8	$374.5	$198.1	$5.6	$17.8	$8,024.8

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At May 31, 2019, $4,401.6 million within forward starting securities purchased under agreements to resell and $2,136.0 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At May 31, 2019, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.9 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at May 31, 2019, we had other outstanding equity commitments to invest up to $13.5 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2019, we had $60.6 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2019 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
Other Unfunded Commitments. Other unfunded commitments include obligations in the form of revolving notes, warehouse financings and debt securities to provide financing to asset-backed and CLO vehicles. Upon advancing funds, drawn amounts are collateralized by the assets of an entity.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2019 (in millions):

	Expected Maturity Date (Fiscal Years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$8,725.7	$2,869.3	$4,410.2	$3,263.9	$326.1	$19,595.2
Written derivative contracts—credit related	—	32.9	—	64.5	—	97.4
Total derivative contracts	$8,725.7	$2,902.2	$4,410.2	$3,328.4	$326.1	$19,692.6

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2019, the fair value of derivative contracts meeting the definition of a guarantee is approximately $239.3 million.
Standby Letters of Credit. At May 31, 2019, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $36.9 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At May 31, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,395,871	$1,290,058

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
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Capital Markets:
Net revenues	$859.3	$811.3	$1,517.5	$1,622.0
Non-interest expenses	716.8	687.5	1,319.9	1,370.2
Earnings before income taxes	$142.5	$123.8	$197.6	$251.8
Asset Management:
Net revenues	$42.6	$11.3	$70.1	$21.8
Non-interest expenses	30.0	13.2	50.0	29.0
Earnings (loss) before income taxes	$12.6	$(1.9)	$20.1	$(7.2)
Total:
Net revenues	$901.9	$822.6	$1,587.6	$1,643.8
Non-interest expenses	746.8	700.7	1,369.9	1,399.2
Earnings before income taxes	$155.1	$121.9	$217.7	$244.6
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2019	November 30, 2018
Capital Markets	$39,672.3	$38,700.7
Asset Management	3,145.3	2,468.1
Total assets	$42,817.6	$41,168.8

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Americas (1)	$749.4	$720.7	$1,258.0	$1,402.8
Europe (2)	125.2	79.2	276.7	197.4
Asia	27.3	22.7	52.9	43.6
Net revenues	$901.9	$822.6	$1,587.6	$1,643.8

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Jefferies Capital Partners Related Funds. We have equity investments in the JCP Manager and in private equity funds, which are managed by a team led by one of our directors and our Chairman of the Executive Committee (“Private Equity Related Funds”). At May 31, 2019 and November 30, 2018, our equity investments in Private Equity Related Funds were in aggregate $31.2 million and $35.5 million, respectively. We also charge the JCP Manager for certain services under a service agreement. The following table presents revenues and service charges related to our investment in Private Equity Related Funds (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Other revenues and investment income (loss)	$4,022	$2,981	$(97)	$10,003
Service charges	79	67	153	120

For further information regarding our commitments and funded amounts to the Private Equity Related Funds, see Note 16, Commitments, Contingencies and Guarantees.
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At May 31, 2019 and November 30, 2018, we had $36.9 million and $39.3 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $3.6 million and $4.6 million at May 31, 2019 and November 30, 2018, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements. We also receive revenues from Jefferies under a revenue sharing agreement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Charges to Jefferies for services provided	$9.6	$14.1	$26.1	$30.3
Charges from Jefferies for services received	0.6	2.3	1.3	4.7

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Investment banking	$7.9	$—	$7.9	$—
Commissions and other fees	0.1	0.4	0.3	0.4
Principal transactions	—	—	—	0.1
Other revenues	0.4	0.2	0.9	0.4

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	May 31, 2019	November 30, 2018
Receivable from Jefferies	$0.6	$1.2
Payable to Jefferies	3.7	2.9

•
During the six months ended May 31, 2019, we paid distributions of $53.7 million to Jefferies, based on our results for the six months ended February 28, 2019. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million to Jefferies, which was paid on January 30, 2019. At May 31, 2019, we have accrued a distribution payable of $55.0 million based on our results for the three months ended May 31, 2019.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At May 31, 2019 and November 30, 2018, a net current tax payable to Jefferies of $28.4 million and $34.1 million, respectively, is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. In December 2018, we made a payment of $35.0 million to Jefferies, which reduced the cumulative net current tax payable balance.

•
During the three and six months ended May 31, 2019, we sold securities at fair value totaling $17.9 million to Jefferies. In addition, during the six months ended May 31, 2019, we purchased securities totaling $885.6 million from Jefferies, at fair value. There were no gains or losses on these transactions.

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. In connection with the foreign exchange contracts entered into under this agreement we have $14.2 million and $9.9 million at May 31, 2019 and November 30, 2018, respectively, included in Payables— brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.

•	Two of our directors have investments totaling $2.5 million and $2.7 million at May 31, 2019 and November 30, 2018, respectively, in a hedge fund managed by Jefferies.

•
We have investments in hedge funds managed by Jefferies of $220.9 million and $218.7 million at May 31, 2019 and November 30, 2018, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net gains on our investments	$1.3	$0.8	$2.3	$4.5

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At May 31, 2019 and November 30, 2018, approximately $0.1 million and $0.3 million, respectively, of debt issued by Jefferies are included in Financial instruments owned, at fair value, and at May 31, 2019, approximately $0.2 million are included in Financial instruments sold, at fair value, in our Consolidated Statements of Financial Condition.

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
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2019	2018		2019	2018
Net revenues	$901,851	$822,557	9.6%	$1,587,569	$1,643,803	(3.4)%
Non-interest expenses	746,713	700,692	6.6%	1,369,846	1,399,200	(2.1)%
Earnings before income taxes	155,138	121,865	27.3%	217,723	244,603	(11.0)%
Income tax expense	45,319	23,857	90.0%	61,539	207,414	(70.3)%
Net earnings	109,819	98,008	12.1%	156,184	37,189	320.0%
Net earnings (loss) attributable to noncontrolling interests	(101)	4	N/M	283	3	N/M
Net earnings attributable to Jefferies Group LLC	109,920	98,004	12.2%	155,901	37,186	319.2%
Effective tax rate	29.2%	19.6%	49.0%	28.3%	84.8%	(66.6)%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended May 31, 2019
Consolidated Results

•	Net revenues for the three months ended May 31, 2019 were $901.9 million, compared with $822.6 million for the three months ended May 31, 2018, an increase of $79.3 million, or 9.6%.

•	Our results in the three months ended May 31, 2019 reflect solid performance in investment banking, equities, fixed income and asset management.

•	We continued to maintain strong leverage ratios and liquidity and a strong capital base during the three months ended May 31, 2019.
Business Results

•
The increase in net revenues for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, reflects higher equities and fixed income net revenues due to improved market conditions, as well as increased asset management revenues due to higher investment returns, partially offset by lower investment banking revenues.

•
Our equities net revenues increased 17.7% compared to the prior year quarter, primarily due to record results across many of our sales and trading businesses and lower losses in certain block positions.

•
Our fixed income net revenues significantly improved by 44.4% compared to the prior year quarter, primarily due to higher revenues across most businesses, as markets were more active during the current quarter.

•
Our investment banking results during the three months ended May 31, 2019 primarily reflect lower new issue activity, as industry-wide U.S. equity and leverage finance capital market deal volumes declined during the second quarter of 2019 compared with the prior year quarter. Our capital markets revenues for the quarter were $259.5 million, down $23.8 million, or 8.4%, from the same quarter last year, while our advisory revenues fell 17.7%, or $38.4 million, to $178.6 million. Overall investment banking results returned to more normal levels, although our advisory revenues were held back by the lag effect resulting from capital markets conditions in December and the U.S. government shutdown in December and January.

•
Investment banking revenues also include net revenues of $25.1 million from our share of the net results of the Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with net revenues of $30.1 million in the prior year quarter.

•	Asset management revenues of $42.6 million for the three months ended May 31, 2019, compares with $11.3 million in the prior year quarter, primarily due to stronger investment returns.

•
Net revenues in our other business category in the three months ended May 31, 2019 were $32.2 million, compared with $9.9 million in the prior year quarter. Results in the current year quarter include net revenues of $25.3 million due to our share of income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), which was transferred to us on October 1, 2018 from Jefferies Financial Group Inc. (“Jefferies”), while the prior year quarter included foreign currency gains.

Expenses

•	Non-interest expenses for the three months ended May 31, 2019 increased $46.0 million, or 6.6%, to $746.7 million, compared with $700.7 million for the three months ended May 31, 2018.

•
Compensation and benefits expense for the three months ended May 31, 2019 was $477.9 million, an increase of $33.8 million, or 7.6%, from the comparable prior year quarter, consistent with the increase in net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.0% for the three months ended May 31, 2019, compared with 54.0% in the prior year quarter.

•	Non-compensation expenses for the three months ended May 31, 2019 increased $12.2 million, or 4.8%, to $268.8 million, compared with $256.6 million for the three months ended May 31, 2018.
Six Months Ended May 31, 2019
Consolidated Results

•	Net revenues for the six months ended May 31, 2019 were $1,587.6 million, compared with $1,643.8 million for the six months ended May 31, 2018, a decrease of $56.2 million, or 3.4%.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Our results in the six months ended May 31, 2019 reflect strong performance in equities, fixed income and asset management, but below-normal results in investment banking due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets. In addition, our advisory revenues were held back by the lag effect resulting from capital markets conditions in December and the U.S. government shutdown in December and January.

Business Results

•
Net revenues for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, reflects solid performance in equities and fixed income as these businesses successfully navigated increased volatility, and benefited from increased investment returns in asset management. The results were offset by below-normal investment banking revenues.

•	Our equities net revenues improved 15.0% compared to the prior year period, primarily due to increases across most of our core equities businesses and lower losses in block positions.

•	Our fixed income net revenues increased 11.1% compared to the prior year period, primarily due to more active markets.

•
Our investment banking results during the six months ended May 31, 2019 reflect lower capital markets and advisory revenues. During the current six month period, industry-wide U.S. equity and leverage finance capital market activity declined significantly when compared with the prior year period, due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets. Our capital markets revenues for the period were $364.6 million, down $167.5 million, or 31.5%, from the same period last year, while our advisory revenues declined 12.0%, or $49.1 million, to $359.0 million.

•
Investment banking revenues also include net revenues of $23.9 million from our share of the net results of the Jefferies Finance joint venture compared with net revenues of $51.3 million in the prior year period, a decrease of $27.4 million, as overall loan origination activity declined in the current year period due to the volatility experienced in the leveraged finance markets during the first quarter of this year.

•
Net revenues in the six months ended May 31, 2019 also include asset management revenues of $70.0 million, compared with $21.8 million in the prior year period, primarily due to higher investment returns.

•
Net revenues in our other business category in the six months ended May 31, 2019 were $41.2 million, compared with $18.0 million in the prior year period. Results in the current year period include net revenues of $47.9 million due to our share of income from Berkadia, partially offset by foreign currency gains recognized in the prior year period.

Expenses

•	Non-interest expenses for the six months ended May 31, 2019 decreased $29.4 million, or 2.1%, to $1,369.8 million, compared with $1,399.2 million for the six months ended May 31, 2018.

•
Compensation and benefits expense for the six months ended May 31, 2019 was $849.6 million, a decrease of $50.1 million, or 5.6%, from the comparable prior year period. Compensation and benefits expense as a percentage of Net revenues was 53.5% for the six months ended May 31, 2019, compared with 54.7% in the prior year period.

•	Non-compensation expenses for the six months ended May 31, 2019 increased $20.8 million, or 4.2%, to $520.3 million, compared with $499.5 million for the six months ended May 31, 2018.
Headcount

•
At May 31, 2019, we had 3,656 employees globally, an increase of 218 employees from our headcount of 3,438 at May 31, 2018. Our headcount increased, primarily as a result of continued hiring in investment banking and asset management, as well as additions in corporate services due to continued business growth.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Revenues by Source
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our Capital Markets businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2019		2018			2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$206,083	22.9%	$175,083	21.3%	17.7%	$380,622	24.0%	$330,860	20.1%	15.0%
Fixed income	173,253	19.2	119,987	14.6	44.4%	370,012	23.4	333,040	20.3	11.1%
Total sales and trading	379,336	42.1	295,070	35.9	28.6%	750,634	47.4	663,900	40.4	13.1%

Equity	108,022	12.0	107,553	13.1	0.4%	159,359	10.0	187,393	11.4	(15.0)%
Debt	151,511	16.8	175,762	21.3	(13.8)%	205,288	12.9	344,756	21.0	(40.5)%
Capital markets	259,533	28.8	283,315	34.4	(8.4)%	364,647	22.9	532,149	32.4	(31.5)%
Advisory	178,554	19.8	216,982	26.4	(17.7)%	359,036	22.6	408,139	24.8	(12.0)%
Other investment banking	9,634	1.0	6,065	0.7	58.8%	1,992	0.1	(153)	—	N/M
Total investment banking	447,721	49.6	506,362	61.5	(11.6)%	725,675	45.6	940,135	57.2	(22.8)%

Other	32,218	3.6	9,861	1.2	226.7%	41,213	2.6	17,958	1.1	129.5%

Total Capital Markets (1) (2)	859,275	95.3	811,293	98.6	5.9%	1,517,522	95.6	1,621,993	98.7	(6.4)%

Asset management fees	4,550	0.5	6,016	0.7	(24.4)%	11,219	0.7	10,946	0.7	2.5%
Investment return (3) (4)	48,075	5.3	13,892	1.7	246.1%	80,487	5.1	26,271	1.6	206.4%
Allocated net interest (3) (5)	(10,049)	(1.1)	(8,644)	(1.0)	16.3%	(21,659)	(1.4)	(15,407)	(1.0)	40.6%
Total Asset Management	42,576	4.7	11,264	1.4	278.0%	70,047	4.4	21,810	1.3	221.2%

Net revenues	$901,851	100.0%	$822,557	100.0%	9.6%	$1,587,569	100.0%	$1,643,803	100.0%	(3.4)%

(1)
Includes net interest revenue (expense) of $16.4 million and $21.0 million for the three and six months ended May 31, 2019, respectively, and ($18.8) million and ($18.1) million for the three and six ended May 31, 2018, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Capital Markets internal performance measurement.

(3)
Beginning with the first quarter of 2019, Net revenues attributed to the Investment return in our Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 4 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We offer third-party investors the opportunity to co-invest in our asset management funds and separately managed accounts alongside us. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(4)
Includes net interest revenue (expense) of ($0.6) million and ($1.7) million for the three and six months ended May 31, 2019, respectively, and $0.6 million and ($0.9) million for the three and six months ended May 31, 2018, respectively.

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
Three Months Ended May 31, 2019

•
Total equities net revenues were $206.1 million for the three months ended May 31, 2019, compared with $175.1 million for the three months ended May 31, 2018, an increase of 17.7%. Our core Equities business saw similar growth on a sequential basis, compared with the three months ended February 28, 2019.

•
Equities net revenues for the three months ended May 31, 2019 increased compared with the prior year quarter across several of our core equities sales and trading businesses. The increase in our core global equities sales and trading business was primarily driven by higher revenues across Americas cash equities, electronic trading, convertibles, securities finance and prime brokerage. The broad strength and revenue growth was primarily due to increased market share and client activity, an improved market environment, increased trading volumes and improved block trading results. Revenues increased in our international convertibles franchise following the expansion of this business. Equities posted record quarterly revenues across the overall core sales and trading platform, as well as across several businesses, including international electronic trading, which reflects our continued strength and growth in Europe and Asia, prime brokerage, and securities finance.

•
The increase in our core global equities sales and trading business was partially offset by a decrease in our equity derivatives and Europe cash equities business, which was driven by a lower equity volatility environment and lower trading volumes in Europe.

Six Months Ended May 31, 2019

•	Total equities net revenues were $380.6 million for the six months ended May 31, 2019, an increase of $49.7 million from net revenues of $330.9 million for the six months ended May 31, 2018.

•
Equities net revenues for the six months ended May 31, 2019 increased compared with the prior year period on strong performance across most of our sales and trading businesses, which continue to be well-positioned with continued market share growth and competitive strength across global market rankings. The increase in our core global equities sales and trading business was primarily driven by higher revenues across Americas and Europe cash equities, electronic trading, international convertibles, securities finance and prime brokerage. Results in our Americas and Europe cash equities business was driven by improved trading activity. Our electronic trading business was driven by continued growth in market share and increased trading volumes. Our global convertibles business benefited from significant growth internationally, driven by business expansion with a market-leading team. Results in our prime services business, which reflects prime brokerage and securities finance, was driven by increased client penetration and trading activity, including our outsourced trading desk.

•
The increase in our core global equities sales and trading business was partially offset by a decrease in our equity derivatives business, driven by a decline in volatility, and lower results in our Asia cash equities and U.S. convertibles businesses.

•
The higher equities net revenues compared with the prior year period is also reflective of lower losses in certain block positions in the six months ended May 31, 2019 as compared with the prior year period.

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
Three Months Ended May 31, 2019

•
Fixed income net revenues totaled $173.3 million for the three months ended May 31, 2019, an increase of $53.3 million from net revenues of $120.0 million for the three months ended May 31, 2018, primarily due to higher revenues across most businesses, as markets were more active during the current quarter. The following highlights the main components of the results:

◦
Revenues in our U.S. securitized markets groups were higher due to greater demand in the securitization markets for those product classes and resulting trading gains in an improved secondary trading market, including gains from certain strategic asset-backed ventures.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
Revenues in our leveraged credit and Europe and Asia credit business were higher due to improved market conditions, which drove increased trading activity in these businesses, as compared with difficult trading conditions in the prior year quarter in these businesses.

◦	Results in our global investment grade corporates businesses improved with higher levels of volatility and increased supply resulting in higher trading activity.

◦	Global rates revenues in the current quarter underperformed due to a subdued market environment, as opportunities presented in the prior year quarter were not repeated in the current year quarter.

◦	The current quarter also included higher revenues resulting from our issuance of structured notes and increased trading revenue on structured notes as compared with the prior year quarter.
Six Months Ended May 31, 2019

•
Fixed income net revenues totaled $370.0 million for the six months ended May 31, 2019, an increase of $37.0 million from net revenues of $333.0 million in the six months ended May 31, 2018, primarily due to improved market conditions, particularly in the second quarter of 2019, as compared with the prior year period. The following highlights the main components of the results:

◦
Revenues in our U.S. securitized markets groups were significantly higher due to greater demand in the securitization markets for those product classes and resulting trading gains in an improved secondary trading market, including gains from certain strategic asset-backed ventures.

◦
Revenues in our leveraged credit business were higher due to improved results from secondary trading of par loans and bonds. Our Asia credit business was also well positioned in the current global economic environment and contributed positively.

◦	Revenues improved in our global investment grade corporates business due to increased trading activity due to more trading opportunities.

◦	The current period also included higher revenues resulting from our issuance of structured notes and increased trading revenue from structured notes as compared with the prior year period.

◦
Global rates revenues in the current period declined as concerns over Brexit and economic challenges in other countries limited trading opportunities, while flow trading around volatility in the prior year period was not replicated in the current period as global central banks took a more neutral approach to interest rates dampening volatility.

◦
Revenues in our international securitized markets groups and Europe credit business were lower due to less liquidity in the securitization markets for those product classes and resulting trading losses in a challenging and mixed market, partially offset by gains from certain strategic asset-backed ventures.

◦	Difficult market conditions early in the period and lower spread volatility contributed to declines in revenues for our emerging markets and municipal securities businesses.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2019	2018		2019	2018
Equity	$108,022	$107,553	0.4%	$159,359	$187,393	(15.0)%
Debt	151,511	175,762	(13.8)%	205,288	344,756	(40.5)%
Capital markets	259,533	283,315	(8.4)%	364,647	532,149	(31.5)%
Advisory	178,554	216,982	(17.7)%	359,036	408,139	(12.0)%
Other investment banking	9,634	6,065	58.8%	1,992	(153)	N/M
Total investment banking	$447,721	$506,362	(11.6)%	$725,675	$940,135	(22.8)%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Public and private debt financings	159	218	273	463	$53.7	$68.6	$81.0	$136.6
Public and private equity and convertible offerings (1)	49	48	70	85	17.4	13.5	20.4	20.3
Advisory transactions (2)	52	49	96	90	48.9	31.0	101.1	93.8

(1)
We acted as sole or joint bookrunner on 47 and 68 offerings during the three and six months ended May 31, 2019, respectively, and 46 and 82 offerings during the three and six months ended May 31, 2018, respectively.

(2)
The number of advisory deals completed includes five and nine restructuring and recapitalization transactions during the three and six months ended May 31, 2019, respectively, and three and nine restructuring and recapitalization transactions during the three and six months ended May 31, 2018, respectively.

Three Months Ended May 31, 2019

•
Our second quarter results reflect significantly improved performance from our first quarter, where our capital markets businesses were severely impacted by market volatility and the five-week shutdown of the U.S. Government in late December and January. Total investment banking revenues were $447.7 million for the three months ended May 31, 2019, 11.6% lower than for the three months ended May 31, 2018, due to lower overall leverage finance new issue volume and lower mergers and acquisition deal activity.

•
Our capital markets revenues for the quarter were $259.5 million, down $23.8 million, from the same quarter last year. Our advisory revenues were $178.6 million, down $38.4 million, from our results in the prior year quarter.

•
From equity and debt capital raising activities, we generated $108.0 million and $151.5 million in revenues, respectively, for the three months ended May 31, 2019, compared with $107.6 million and $175.8 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were $9.6 million for the three months ended May 31, 2019, compared with revenues of $6.1 million for the three months ended May 31, 2018. Other investment banking revenues during the three months ended May 31, 2019 include net revenues of $25.1 million from our share of the net results of the Jefferies Finance joint venture, compared with net revenues of $30.1 million in the prior year quarter. The results in both periods were partially offset by the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Six Months Ended May 31, 2019

•
Total investment banking revenues were $725.7 million for the six months ended May 31, 2019, 22.8% lower than for the six months ended May 31, 2018, primarily due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
During the period, industry-wide U.S. equity and leverage finance capital market activity declined very significantly. Our capital markets revenues for the period were $364.6 million, down $167.5 million, or 31.5%, from the same period last year. Our advisory revenues were $359.0 million, down $49.1 million, or 12.0% lower than our results in the prior year period.

•
From equity and debt capital raising activities, we generated $159.4 million and $205.3 million in revenues, respectively, for the six months ended May 31, 2019, compared with $187.4 million and $344.8 million in revenues, respectively, in the prior year period.

•
Other investment banking revenues were $2.0 million for the six months ended May 31, 2019, compared with a loss of $0.2 million for the six months ended May 31, 2018. Other investment banking revenues during the six months ended May 31, 2019 include revenues of $23.9 million from our share of the net results of the Jefferies Finance joint venture compared with net revenues of $51.3 million in the prior year period, a decrease of $27.4 million, as overall loan origination activity declined in the current year period due to the volatility experienced in the leveraged finance markets during the first quarter of this year. Other investment banking results also included a gain related to a certain block position compared with a loss on another position in the prior year period.

Other
Other is comprised of revenues from:

•	strategic investments (other than Jefferies Finance), including Berkadia;

•	principal investments in private equity and hedge funds managed by third parties or related parties; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur corresponding compensation expenses).
Three Months Ended May 31, 2019

•
Net revenues from our other business category totaled $32.2 million for the three months ended May 31, 2019, an increase of $22.3 million compared with net income of $9.9 million for the three months ended May 31, 2018.

•
Results in the current year quarter include net revenues of $25.3 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies, as well as mark-to-market increases in volume of several other strategic investments, compared with foreign currency gains in the prior year quarter.

Six Months Ended May 31, 2019

•
Net revenues from our other business category totaled $41.2 million for the six months ended May 31, 2019, an increase of $23.2 million compared with net income of $18.0 million for the six months ended May 31, 2018.

•
Results in the current year period include net revenues of $47.9 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies, compared with foreign currency gains in the prior year period.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us; and

•	investment income from our investments in and managed by our asset management business and other asset managers.
In the fourth quarter of 2018, Jefferies transferred to us investments in certain separately managed accounts and funds. Due to this transfer, we made changes to the presentation of our “Net Revenues by Source” in the fourth quarter of 2018 and are including investment income from our investments in these separately managed accounts and funds within asset management revenues. Previously reported results are presented on a comparable basis. See Note 1, Organization and Basis of Presentation, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on this transfer.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2019	2018		2019	2018
Asset management fees:
Equities	$168	$334	(49.7)%	$2,712	$1,323	105.0%
Multi-asset	4,382	5,682	(22.9)%	8,507	9,623	(11.6)%
Total asset management fees	4,550	6,016	(24.4)%	11,219	10,946	2.5%
Investment return	48,075	13,892	246.1%	80,487	26,271	206.4%
Allocated net interest	(10,049)	(8,644)	16.3%	(21,659)	(15,407)	40.6%
Total Asset Management	$42,576	$11,264	278.0%	$70,047	$21,810	221.2%
Three Months Ended May 31, 2019

•
Asset management net revenues in the three months ended May 31, 2019 were $42.6 million, compared with $11.3 million in the prior year quarter. The increase was primarily due to higher investment returns, as a result of improved performance and an increase in our investment in certain separately managed accounts and funds.

Six Months Ended May 31, 2019

•
Net revenues in the six months ended May 31, 2019 included asset management revenues of $70.0 million, compared with $21.8 million in the prior year period. The increase was primarily due to higher investment returns, as a result of improved performance and an increase in our investment in certain separately managed accounts and funds, partially offset by an increase in allocated net interest expense.

Assets under Management
Assets under management by predominant asset class were as follows (in millions):

	May 31, 2019	November 30, 2018
Assets under management (1):
Equities	$59	$130
Multi-asset	812	1,180
Total	$871	$1,310

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Investments
We invest in our asset management business through direct investments in hedge funds and through separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make minority investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	May 31, 2019	November 30, 2018
Jefferies Group LLC; as manager:
Fund investments (1)	$21,256	$45,696
Separately managed accounts (2)	270,462	213,023
Total	$291,718	$258,719

Jefferies Financial Group Inc.; as manager:
Fund investments	$215,750	$213,456
Separately managed accounts (2)	82,768	277,538
Total	$298,518	$490,994

Third-party as asset manager:
Fund investments	$279,134	$10,093
Separately managed accounts (2)	293,917	261,790
Investments in asset managers	31,142	32,360
Total	$604,193	$304,243

Total asset management investments (3)	$1,194,429	$1,053,956

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2019 and November 30, 2018, $21.2 million and $19.9 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
Of the $1,194.4 million total invested in the funds at May 31, 2019, $1,059.4 million was sourced from the proceeds of long-term and permanent capital, which attracted an internally calculated interest charge of $21.7 million. At May 31, 2019, we have borrowed $135.0 million under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by Jefferies Financial Group Inc., with a carrying value of $215.8 million. Interest expense associated with the Credit Facility is included in Investment return in our Consolidated Statements of Earnings.

Our asset management investments generated an investment return of $48.1 million and $80.5 million for the three and six months ended May 31, 2019, respectively, and $13.9 million and $26.3 million for the three and six months ended May 31, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2019	2018		2019	2018
Compensation and benefits	$477,885	$444,094	7.6%	$849,570	$899,727	(5.6)%
Non-compensation expenses:
Floor brokerage and clearing fees	62,474	46,244	35.1%	114,451	90,063	27.1%
Technology and communications	81,645	76,381	6.9%	160,815	145,458	10.6%
Occupancy and equipment rental	29,748	24,993	19.0%	58,287	49,584	17.6%
Business development	36,349	42,393	(14.3)%	66,904	84,500	(20.8)%
Professional services	38,066	35,991	5.8%	74,993	66,399	12.9%
Underwriting costs	12,823	13,029	(1.6)%	21,398	27,304	(21.6)%
Other	7,723	17,567	(56.0)%	23,428	36,165	(35.2)%
Total non-compensation expenses	268,828	256,598	4.8%	520,276	499,473	4.2%
Total non-interest expenses	$746,713	$700,692	6.6%	$1,369,846	$1,399,200	(2.1)%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

•
Compensation and benefits expense was $477.9 million and $849.6 million for the three and six months ended May 31, 2019, respectively, compared with $444.1 million and $899.7 million for the three and six months ended May 31, 2018, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 53.0% and 53.5% for the three and six months ended May 31, 2019, respectively, compared with 54.0% and 54.7% for the three and six months ended May 31, 2018, respectively.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $73.1 million and $145.8 million for the three and six months ended May 31, 2019, respectively, compared with $61.9 million and $137.6 million for the three and six months ended May 31, 2018, respectively.

•
Employee headcount was 3,656 at May 31, 2019 and 3,438 at May 31, 2018. Since May 31, 2018, our headcount increased, primarily as a result of continued hiring in investment banking and asset management, as well as additions in corporate services due to continued business growth.

•	Refer to Note 14, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
Three Months Ended May 31, 2019

•
Non-compensation expenses were $268.8 million for the three months ended May 31, 2019, an increase of $12.2 million, or 4.8%, compared with $256.6 million in the three months ended May 31, 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities business. The increase also included higher Technology and communication expenses primarily related to the costs associated with the development of the various trading systems and the expansion of certain businesses and an increase in Occupancy and equipment and certain other expenses.

•	Non-compensation expenses as a percentage of Net revenues was 29.8% and 31.2% for the three months ended May 31, 2019 and 2018, respectively.
Six Months Ended May 31, 2019

•
Non-compensation expenses were $520.3 million for the six months ended May 31, 2019, an increase of $20.8 million, or 4.2%, compared with $499.5 million in the six months ended May 31, 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities business. The higher expenses also included an increase in Technology and communication expenses related to costs associated with the development of the various trading systems and our efforts to provide our professionals with leading digital tools to manage workflow and help us better serve our clients, partially offset by lower Business development expenses and Underwriting costs due to a decline in investment banking engagements and activity related to our Jefferies Finance joint venture during the current period.

•	Non-compensation expenses as a percentage of Net revenues was 32.8% and 30.4% for the six months ended May 31, 2019 and 2018, respectively.
Income Taxes
The following provides a discussion of our provision for income taxes:

•
For the three and six months ended May 31, 2019, the provision for income taxes was $45.3 million and $61.5 million, respectively, equating to an effective tax rate of 29.2% and 28.3%, respectively. For the three and six months ended May 31, 2018, the provision for income taxes was $23.9 million and $207.4 million, respectively, equating to an effective tax rate of 19.6% and 84.8%, respectively.

•
The increase in the effective tax rate for the three months ended May 31, 2019 as compared with the prior year quarter is primarily a result of a reduction to the provisional estimate originally recorded to reflect the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was recorded in the prior year quarter, but did not recur in the current year quarter.

•
The decrease in the effective tax rate during the six months ended May 31, 2019, as compared with the prior year period is primarily due to the $160.5 million provisional tax charge related to the enactment of the Tax Act recorded in the six months ended May 31, 2018.

During the quarter ended February 28, 2019, we increased the provisional tax charge that had been recorded during the year ended November 30, 2018 by $0.2 million resulting in a total tax charge of $165.3 million, as a result of the Tax Act, which was enacted on December 22, 2017. Of this amount, $112.7 million related to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the charge related to the transition tax on the deemed repatriation of unremitted foreign earnings.
The measurement period as permitted by Staff Accounting Bulletin No. 118, which was issued by SEC staff on December 22, 2017, was closed during the quarter ended February 28, 2019 and we have completed our accounting as it relates to the Tax Act.

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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Goodwill
At May 31, 2019, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,641.6 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2018.
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
The carrying values of goodwill by reporting unit at May 31, 2019 are as follows: $563.4 million in Investment Banking, $160.0 million in Equities and Wealth Management, $914.8 million in Fixed Income and $3.4 million in Asset Management.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	May 31, 2019	November 30, 2018	% Change
Total assets	$42,817.6	$41,168.8	4.0%
Cash and cash equivalents	4,213.2	5,145.9	(18.1)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	543.4	708.0	(23.2)%
Financial instruments owned	16,095.9	16,399.5	(1.9)%
Financial instruments sold, not yet purchased	10,113.4	9,478.9	6.7%
Total Level 3 assets	391.6	336.7	16.3%

Securities borrowed	$7,713.9	$6,538.2	18.0%
Securities purchased under agreements to resell	4,027.3	2,785.8	44.6%
Total securities borrowed and securities purchased under agreements to resell	$11,741.2	$9,324.0	25.9%

Securities loaned	$2,327.8	$1,838.7	26.6%
Securities sold under agreements to repurchase	8,861.5	8,643.1	2.5%
Total securities loaned and securities sold under agreements to repurchase	$11,189.3	$10,481.8	6.7%
Total assets at May 31, 2019 and November 30, 2018 were $42.8 billion and $41.2 billion, respectively, an increase of 4.0%. During the three and six months ended May 31, 2019, average total assets were approximately 25.4% and 24.5% higher, respectively, than total assets at May 31, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory at May 31, 2019 was $16.1 billion, a decrease of 1.9% from inventory of $16.4 billion at November 30, 2018, primarily due to a decrease in mortgage- and asset-backed securities and government and federal agency obligations, partially offset by increases in investments at fair value and corporate debt and equity securities. Financial instruments sold, not yet purchased inventory was $10.1 billion at May 31, 2019, an increase of 6.7% from $9.5 billion at November 30, 2018, with the increase primarily driven by increases in corporate debt and equity securities, partially offset by a decrease in derivative contracts inventory. Our overall net inventory position was $6.0 billion and $6.9 billion at May 31, 2019 and November 30, 2018, respectively. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned increased to 2.3% at May 31, 2019 from 2.1% at November 30, 2018.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 25.9% from November 30, 2018 to May 31, 2019, due to increases in our matched book activity and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 6.7% from November 30, 2018 to May 31, 2019, primarily due to an increase in our matched book activity, partially offset by an increase in the netting benefit for our collateralized financing transactions. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2019 were 51.8% and 40.8% higher, respectively, than the May 31, 2019 balance. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2019 were 48.8% and 55.8% higher, respectively, than the May 31, 2019 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2019	Year Ended November 30, 2018
Securities Purchased Under Agreements to Resell:
Period end	$4,027	$2,786
Month end average	8,532	5,232
Maximum month end	11,589	7,593
Securities Sold Under Agreements to Repurchase:
Period end	$8,861	$8,643
Month end average	13,960	12,704
Maximum month end	17,566	15,579
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		May 31, 2019	November 30, 2018
Total assets		$42,817,581	$41,168,773

Total equity		$6,179,125	$6,182,404

Total Jefferies Group LLC member’s equity		$6,172,812	$6,180,493
Deduct:	Goodwill and intangible assets	(1,818,038)	(1,824,638)
Tangible Jefferies Group LLC member’s equity		$4,354,774	$4,355,855

Leverage ratio (1)		6.9	6.7
Tangible gross leverage ratio (2)		9.4	9.0

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $11.4 billion at May 31, 2019 exceeded our cash capital requirements.

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2019, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2019	Average Balance Quarter ended May 31, 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$2,565,842	$2,427,570	$2,333,476
Money market investments	1,647,359	932,495	2,812,410
Total cash and cash equivalents	4,213,201	3,360,065	5,145,886
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (2)	1,174,592	1,203,046	958,539
Other (3)	313,197	467,933	499,576
Total other sources	1,487,789	1,670,979	1,458,115
Total cash and cash equivalents and other liquidity sources	$5,700,990	$5,031,044	$6,604,001
Total cash and cash equivalents and other liquidity sources as % of Total assets	13.3%		16.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	13.9%		16.8%

(1)	Average balances are calculated based on weekly balances.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2019, we had the ability to readily obtain repurchase financing for 70.2% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2019 and November 30, 2018 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	May 31, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,093,402	$251,066	$1,907,064	$317,189
Corporate debt securities	2,155,219	54,933	1,775,721	104,685
U.S. government, agency and municipal securities	2,540,505	249,200	2,648,843	294,030
Other sovereign obligations	2,697,331	939,754	2,626,212	840,578
Agency mortgage-backed securities (1)	1,446,994	—	2,972,638	—
Loans and other receivables	360,019	—	272,201	—
Total	$11,293,470	$1,494,953	$12,202,679	$1,556,482

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
Average liquid financial instruments were $21.2 billion and $21.7 billion for the three and six months ended May 31, 2019, respectively, and $18.5 billion and $13.0 billion for the three and twelve months ended November 30, 2018, respectively. Average unencumbered liquid financial instruments were $1.7 billion for both the three and six months ended May 31, 2019, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2018, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 72.2% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at May 31, 2019.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $510.4 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $766.1 million and $623.4 million for the three and six months ended May 31, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of our subsidiaries entered into a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the six months ended May 31, 2019, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the six months ended May 31, 2019, we were in compliance with all debt covenants under the Intraday Credit Facility.

On March 28, 2019, we entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. For further information on this promissory note, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2019, the outstanding notes were $1.3 billion, bear interest at a spread over LIBOR and mature from June 2019 to April 2021.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At May 31, 2019 and November 30, 2018, we had total long-term capital of $11.4 billion and $11.8 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.85:1 and 0.92:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at May 31, 2019 and November 30, 2018 was as follows (in thousands):

	May 31, 2019	November 30, 2018
Long-Term Debt (1)	$5,264,787	$5,657,420
Total Equity	6,179,125	6,182,404
Total Long-Term Capital	$11,443,912	$11,839,824

(1)
Long-term debt at May 31, 2019 excludes $648.4 million of our 8.500% senior notes and $557.9 million of our 2.375% Euro Medium Term Notes, as these notes mature on July 15, 2019 and May 20, 2020, respectively, and $188.8 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”). Long-term debt at November 30, 2018 excludes $5.7 million of our structured notes, as these notes matured on February 26, 2019, $699.7 million of our 8.500% senior notes, as these notes mature on July 15, 2019 and $183.5 million of our outstanding borrowings under our Revolving Credit Facility.

In July 2019, we announced the potential issuance of five to ten year Euro-denominated Senior unsecured notes, subject to market conditions.
Long-Term Debt
During the six months ended May 31, 2019, long-term debt increased $113.6 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $119.6 million, net of retirements, partially offset by repayments of $36.0 million of our 8.500% senior notes. At May 31, 2019, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at May 31, 2019 was $819.5 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At May 31, 2019, borrowings under the Revolving Credit Facility amounted to $188.8 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at May 31, 2019, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At May 31, 2019, our long-term debt, excluding the Revolving Credit Facility, has a weighted average maturity of approximately 8.4 years.
Our long-term debt ratings at May 31, 2019 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s	BBB-	Stable
Fitch Ratings	BBB	Stable
At May 31, 2019, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $119.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2018, the decrease to total Jefferies Group LLC member’s equity at May 31, 2019 is primarily attributed to distributions to Jefferies and foreign currency translation adjustments, partially offset by net earnings and changes in instrument specific credit risk during the six months ended May 31, 2019. During the three and six months ended May 31, 2019, we recognized losses due to foreign currency translation adjustments of $36.3 million and $6.2 million, respectively, the majority of which is due to our £732.7 million investment in our London subsidiaries at May 31, 2019. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies our in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During the six months ended May 31, 2019, we paid distributions of $53.7 million to Jefferies, based on our results for the six months ended February 28, 2019. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million to Jefferies, which was paid on January 30, 2019. At May 31, 2019, we have accrued a distribution payable of $55.0 million based on our results for the three months ended May 31, 2019.
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
At May 31, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,395,871	$1,290,058
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2019, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at May 31, 2019. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$648.4	$557.9	$815.5	$663.0	$3,786.3	$6,471.1
Revolving credit facility (1)	—	—	188.8	—	—	188.8
Interest payment obligations on long-term debt (2)	161.5	302.8	495.6	391.2	1,507.4	2,858.5
Total	$809.9	$860.7	$1,499.9	$1,054.2	$5,293.7	$9,518.4

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at May 31, 2019.

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
Our average daily VaR decreased to $8.70 million for the three months ended May 31, 2019 from $9.06 million for the three months ended February 28, 2019. The decrease was primarily due to lower interest rate risk and an increase in diversification benefit, which was partially offset by higher equity price risk resulting from the portfolio mix of investments in our separately managed accounts.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at May 31, 2019				VaR at February 28, 2019
		Daily VaR for the Three Months Ended May 31, 2019				Daily VaR for the Three Months Ended February 28, 2019
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$4.41	$3.41	$4.41	$2.58	$3.80	$5.14	$6.22	$3.80
Equity Prices	12.66	9.99	12.66	7.51	7.72	7.30	11.48	4.75
Currency Rates	0.09	0.25	1.41	0.06	0.38	0.18	0.41	0.10
Commodity Prices	1.08	1.00	1.26	0.70	0.86	0.62	1.56	0.40
Diversification Effect (2)	(7.41)	(5.95)	N/A	N/A	(5.90)	(4.18)	N/A	N/A
Firmwide	$10.83	$8.70	$10.83	$6.48	$6.86	$9.06	$14.50	$6.03

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2019, results of the evaluation at the aggregate level demonstrated no days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters (in $ millions) with the significant increase in the daily VaR in late August 2018 due to the acquisition and short-term holding of an equity block position that was substantially liquidated within a few days subsequent to quarter end and the significant increase in the daily VaR in the middle of the quarter ended February 28, 2019 also due to an equity block position. In addition, our daily VaR increased in the latter part of 2018 due to the transfer to us by Jefferies, in the fourth quarter of 2018, of investments in certain separately managed accounts and funds. See Note 1, Organization and Basis of Presentation for further details on this transfer. Our daily VaR then decreased in the three months ended February 28, 2019 due to lower market price volatility.
Daily Net Trading Revenue
There were four days with trading losses out of a total of 64 trading days in the three months ended May 31, 2019. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2019 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2019 (in thousands):

10% Sensitivity
Investments in funds (1)	$56,613
Private investments	27,770
Corporate debt securities in default	8,283
Trade claims	4,523

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $934,000 at May 31, 2019, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Loans and lending arising in connection with our capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 19, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Policy and is approved by our Board of Directors. The loans outstanding to certain of our officers and employees are extended pursuant to a review by our most senior management.
Current counterparty credit exposures at May 31, 2019 and November 30, 2018 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
AAA Range	$—	$—	$2.3	$3.2	$—	$—	$2.3	$3.2	$1,647.4	$2,981.2	$1,649.7	$2,984.4
AA Range	45.1	45.1	39.4	45.3	1.2	4.2	85.7	94.6	5.3	111.6	91.0	206.2
A Range	0.2	0.3	714.1	573.3	137.1	97.9	851.4	671.5	2,558.9	1,865.9	3,410.3	2,537.4
BBB Range	250.0	250.1	157.7	206.6	30.3	15.5	438.0	472.2	0.9	2.3	438.9	474.5
BB or Lower	13.5	—	4.1	5.5	140.4	15.7	158.0	21.2	0.1	107.5	158.1	128.7
Unrated	75.7	119.3	—	—	2.0	—	77.7	119.3	0.6	77.4	78.3	196.7
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
Asia/Latin America/Other	$13.5	$—	$48.7	$30.2	$1.5	$0.1	$63.7	$30.3	$131.4	$304.0	$195.1	$334.3
Europe	0.2	0.3	456.1	427.0	46.0	27.3	502.3	454.6	124.6	170.8	626.9	625.4
North America	370.8	414.5	412.8	376.7	263.5	105.9	1,047.1	897.1	3,957.2	4,671.1	5,004.3	5,568.2
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018	May 31, 2019	November 30, 2018
Asset Managers	$—	$—	$2.3	$0.6	$—	$—	$2.3	$0.6	$1,647.4	$2,812.4	$1,649.7	$2,813.0
Banks, Broker-dealers	250.2	250.4	668.7	619.6	173.2	118.9	1,092.1	988.9	2,565.8	2,333.5	3,657.9	3,322.4
Corporates	78.7	92.9	—	—	121.7	7.2	200.4	100.1	—	—	200.4	100.1
Other	55.6	71.5	246.6	213.7	16.1	7.2	318.3	292.4	—	—	318.3	292.4
Total	$384.5	$414.8	$917.6	$833.9	$311.0	$133.3	$1,613.1	$1,382.0	$4,213.2	$5,145.9	$5,826.3	$6,527.9
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at May 31, 2019 and November 30, 2018 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$323.9	$(185.0)	$(19.9)	$0.2	$82.9	$25.6	$33.0	$227.7	$260.7
Australia	26.5	(38.8)	203.0	—	8.6	0.3	3.1	199.6	202.7
Germany	186.5	(395.2)	194.5	—	84.6	7.8	87.8	78.2	166.0
Italy	1,815.7	(1,005.6)	(668.5)	—	—	0.3	—	141.9	141.9
Canada	201.1	(164.4)	—	0.1	1.0	99.9	1.3	137.7	139.0
China	248.3	(143.2)	(3.3)	—	—	—	—	101.8	101.8
Switzerland	108.2	(68.3)	0.9	—	39.9	1.2	5.5	81.9	87.4
Japan	47.4	(26.7)	2.6	—	30.6	—	23.4	53.9	77.3
Netherlands	322.1	(222.3)	(61.2)	—	31.7	0.1	—	70.4	70.4
Hong Kong	32.0	(26.5)	—	—	0.1	—	64.3	5.6	69.9
Total	$3,311.7	$(2,276.0)	$(351.9)	$0.3	$279.4	$135.2	$218.4	$1,098.7	$1,317.1

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7
We have net issuer and counterparty risk exposure to Puerto Rico of $21.0 million at May 31, 2019 in connection with our municipal securities market-making activities. The government of Puerto Rico is continuing its efforts to restructure its $74.0 billion in debt, with these efforts reaching a critical point, as discussions with creditors progress for federal support. At May 31, 2019, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.3
Limited Liability Company Agreement of Jefferies Group LLC dated as of March 1, 2013 (with Schedule A supplemented effective May 23, 2018) is incorporated herein by reference to Exhibit 3.3 of Registrant’s Form 10-K filed on January 29, 2019.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of May 31, 2019 and November 30, 2018; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 9, 2019	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)