Form 10-Q
period 2019-08-31
Jefferies Group LLC
filed 2019-10-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2019	November 30, 2018
ASSETS
Cash and cash equivalents ($1,151 and $1,096 at August 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	$4,665,490	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	658,335	707,960
Financial instruments owned, at fair value (including securities pledged of $12,087,982 and $13,059,802 at August 31, 2019 and November 30, 2018, respectively; and $339 and $380 at August 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	16,370,912	16,399,526
Loans to and investments in related parties	943,174	997,524
Securities borrowed	7,895,149	6,538,212
Securities purchased under agreements to resell (includes $25,000 and $0 at fair value at August 31, 2019 and November 30, 2018, respectively)	4,499,995	2,785,758
Receivables:
Brokers, dealers and clearing organizations	2,927,789	3,218,984
Customers	1,686,214	2,017,090
Fees, interest and other	350,663	327,083
Premises and equipment	323,510	304,026
Goodwill	1,638,574	1,642,170
Other assets ($2 at both August 31, 2019 and November 30, 2018, related to consolidated VIEs)	1,133,783	1,084,554
Total assets	$43,093,588	$41,168,773
LIABILITIES AND EQUITY
Short-term borrowings	$518,914	$387,492
Financial instruments sold, not yet purchased, at fair value	10,296,315	9,478,944
Collateralized financings:
Securities loaned	2,182,865	1,838,688
Securities sold under agreements to repurchase	8,236,981	8,643,069
Other secured financings (includes $1,820,800 and $881,472 at August 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	1,821,425	881,472
Payables:
Brokers, dealers and clearing organizations	2,253,033	2,448,059
Customers	3,599,564	3,176,727
Accrued expenses and other liabilities ($1,306 and $642 at August 31, 2019 and November 30, 2018, respectively, related to consolidated VIEs)	1,227,798	1,585,635
Long-term debt (includes $1,014,509 and $686,170 at fair value at August 31, 2019 and November 30, 2018, respectively)	6,767,163	6,546,283
Total liabilities	36,904,058	34,986,369
EQUITY
Member’s paid-in capital	6,387,097	6,376,662
Accumulated other comprehensive income (loss):
Currency translation adjustments	(220,080)	(185,804)
Changes in instrument specific credit risk	20,805	(5,728)
Cash flow hedges	—	470
Additional minimum pension liability	(4,693)	(4,761)
Available-for-sale securities	231	(346)
Total accumulated other comprehensive loss	(203,737)	(196,169)
Total Jefferies Group LLC member’s equity	6,183,360	6,180,493
Noncontrolling interests	6,170	1,911
Total equity	6,189,530	6,182,404
Total liabilities and equity	$43,093,588	$41,168,773
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues:
Commissions and other fees	$171,003	$162,700	$493,843	$482,194
Principal transactions	148,873	143,308	632,002	498,583
Investment banking	412,533	465,326	1,128,216	1,405,614
Asset management fees	3,340	5,184	14,559	16,130
Interest	383,596	305,347	1,163,022	870,490
Other	22,286	6,420	79,354	58,678
Total revenues	1,141,631	1,088,285	3,510,996	3,331,689
Interest expense	364,472	310,670	1,146,268	910,271
Net revenues	777,159	777,615	2,364,728	2,421,418
Non-interest expenses:
Compensation and benefits	411,936	428,033	1,261,506	1,327,760
Non-compensation expenses:
Floor brokerage and clearing fees	54,247	45,745	168,698	135,808
Technology and communications	86,649	76,877	247,464	222,335
Occupancy and equipment rental	29,300	25,559	87,587	75,143
Business development	36,526	39,733	103,430	124,233
Professional services	42,379	35,316	117,372	101,715
Underwriting costs	14,647	20,528	36,045	47,832
Other	18,400	18,723	41,828	54,888
Total non-compensation expenses	282,148	262,481	802,424	761,954
Total non-interest expenses	694,084	690,514	2,063,930	2,089,714
Earnings before income taxes	83,075	87,101	300,798	331,704
Income tax expense	18,250	26,923	79,789	234,337
Net earnings	64,825	60,178	221,009	97,367
Net earnings (loss) attributable to noncontrolling interests	(143)	(4)	140	(1)
Net earnings attributable to Jefferies Group LLC	$64,968	$60,182	$220,869	$97,368
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net earnings	$64,825	$60,178	$221,009	$97,367
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(28,023)	(26,050)	(34,208)	(71,219)
Changes in instrument specific credit risk (2)	5,889	1,067	26,533	8,971
Cash flow hedges (3)	—	85	(470)	1,382
Unrealized gain on available-for-sale securities (4)	198	—	577	—
Total other comprehensive loss, net of tax (5)	(21,936)	(24,898)	(7,568)	(60,866)
Comprehensive income	42,889	35,280	213,441	36,501
Net earnings (loss) attributable to noncontrolling interests	(143)	(4)	140	(1)
Comprehensive income attributable to Jefferies Group LLC	$43,032	$35,284	$213,301	$36,502

(1)
The amounts during the three and nine months ended August 31, 2019 include income tax benefits of $8.9 million and $10.6 million respectively, compared with $2.8 million in both the three and nine months ended August 31, 2018, related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Cuts and Jobs Act (the “Tax Act”). The amount during the nine months ended August 31, 2018 includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and ($0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital and a gain of $20.5 million related to foreign currency gains, which was reclassified to Other revenues within the Consolidated Statements of Earnings.

(2)
The amounts include income tax expenses of approximately $2.0 million and $9.0 million for the three and nine months ended August 31, 2019, respectively, and income tax expenses of approximately $0.3 million and $11.0 million for the three and nine months ended August 31, 2018, respectively. The amount during the nine months ended August 31, 2019 also includes gains of $0.5 million, net of taxes of $0.2 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amounts during the three and nine months ended August 31, 2018 also include gains of $0.1 million and $0.4 million, net of taxes of $0.1 million, respectively, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amount during the nine months ended August 31, 2018 includes ($6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(3)
The amount during the nine months ended August 31, 2019 includes income tax benefits of $0.2 million. The cash flow hedge loss of $0.5 million during the nine months ended August 31, 2019 was reclassified to Other revenues within the Consolidated Statement of Earnings due to the sale of all of our common shares of Epic Gas Ltd. (“Epic Gas”). Refer to Note 9, Investments for further information. The amount during the nine months ended August 31, 2018 includes income tax expenses of $0.7 million. The amount during the nine months ended August 31, 2018 also includes ($0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(4)	The amount during the nine months ended August 31, 2019 includes income tax expense of approximately $0.2 million.

(5)	None of the components of other comprehensive loss are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Member’s paid-in capital:
Balance, beginning of period	$6,354,613	$5,715,628	$6,376,662	$5,895,601
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	(6,121)
Net earnings attributable to Jefferies Group LLC	64,968	60,182	220,869	97,368
Distributions to Jefferies Financial Group Inc.	(32,484)	(30,091)	(210,434)	(248,684)
Tax Cuts and Jobs Act adjustment	—	—	—	7,555
Balance, end of period	$6,387,097	$5,745,719	$6,387,097	$5,745,719
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(181,801)	$(172,747)	$(196,169)	$(136,779)
Currency translation adjustments and other	(28,023)	(26,050)	(34,208)	(71,219)
Changes in instrument specific credit risk	5,889	1,067	26,533	8,971
Cash flow hedges	—	85	(470)	1,382
Unrealized gain on available-for-sale securities	198	—	577	—
Balance, end of period	$(203,737)	$(197,645)	$(203,737)	$(197,645)
Total Jefferies Group LLC member’s equity	$6,183,360	$5,548,074	$6,183,360	$5,548,074
Noncontrolling interests:
Balance, beginning of period	$6,313	$750	$1,911	$737
Net earnings (loss) attributable to noncontrolling interests	(143)	(4)	140	(1)
Contributions	—	—	6,600	10
Distributions	—	—	(2,481)	—
Consolidation of asset management entity	—	8,316	—	8,316
Balance, end of period	$6,170	$9,062	$6,170	$9,062
Total equity	$6,189,530	$5,557,136	$6,189,530	$5,557,136

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$221,009	$97,367
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24,626	10,208
Income on loans to and investments in related parties	(71,615)	(30,687)
Distributions received on investments in related parties	126,504	2,330
Other adjustments	81,362	(96,359)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(153)	64,890
Receivables:
Brokers, dealers and clearing organizations	268,337	(27,967)
Customers	330,869	(388,076)
Fees, interest and other	(27,007)	64,563
Securities borrowed	(1,410,295)	309,722
Financial instruments owned	(102,577)	(1,115,411)
Securities purchased under agreements to resell	(1,772,192)	(53,020)
Other assets	(74,840)	117,440
Payables:
Brokers, dealers and clearing organizations	(169,021)	(260,193)
Customers	422,840	523,611
Securities loaned	387,016	(275,629)
Financial instruments sold, not yet purchased	921,282	52,196
Securities sold under agreements to repurchase	(346,031)	1,250,575
Accrued expenses and other liabilities	(323,548)	(392,471)
Net cash used in operating activities	(1,513,434)	(146,911)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(26,849)	(1,918,500)
Distributions from loans to and investments in related parties	24,629	1,873,000
Net payments on premises and equipment	(71,392)	(52,699)
Consolidation of asset management entity	—	130
Net cash used in investing activities	(73,612)	(98,069)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2019	2018
Cash flows from financing activities:
Proceeds from short-term borrowings	1,418,000	616,283
Payments on short-term borrowings	(1,221,000)	(669,466)
Proceeds from issuance of long-term debt, net of issuance costs	908,332	1,321,714
Repayment of long-term debt	(756,614)	(1,025,563)
Distributions to Jefferies Financial Group Inc.	(208,647)	(218,593)
Net proceeds from other secured financings	939,953	282,714
Net change in bank overdrafts	(9,028)	2,369
Proceeds from contributions of noncontrolling interests	6,600	10
Payments on distributions to noncontrolling interests	(2,481)	—
Net cash provided by financing activities	1,075,115	309,468
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,243)	(16,084)
Net increase (decrease) in cash, cash equivalents and restricted cash	(530,174)	48,404
Cash, cash equivalents and restricted cash at beginning of period	5,819,027	5,642,776
Cash, cash equivalents and restricted cash at end of period	$5,288,853	$5,691,180

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,205,380	$1,001,307
Income taxes, net	72,925	152,600
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	August 31, 2019	November 30, 2018
Cash and cash equivalents	$4,665,490	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	623,363	673,141
Total cash, cash equivalents and restricted cash	$5,288,853	$5,819,027
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
During the third quarter of 2019, we have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.2 million and $20.6 million for the three and nine months ended August 31, 2018, respectively. There is no impact on Total revenues as a result of this change in presentation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. The population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition has been identified; however, the initial measurement of the contracts still remains under evaluation. We are currently modifying our lease accounting systems to enable us to comply with the accounting requirements of this guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements. The guidance allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02. We plan on adopting both lease ASUs in the first quarter of fiscal 2020 with a cumulative-effect adjustment to opening member’s equity in the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $573.5 million and $322.9 million at August 31, 2019 and November 30, 2018, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,388,213	$162,382	$50,600	$—	$2,601,195
Corporate debt securities	—	2,892,471	9,288	—	2,901,759
Collateralized debt obligations and collateralized loan obligations	—	114,045	21,135	—	135,180
U.S. government and federal agency securities	2,115,452	204,076	—	—	2,319,528
Municipal securities	—	706,375	—	—	706,375
Sovereign obligations	1,521,540	1,088,927	—	—	2,610,467
Residential mortgage-backed securities	—	1,405,246	17,929	—	1,423,175
Commercial mortgage-backed securities	—	373,319	5,462	—	378,781
Other asset-backed securities	—	490,055	34,598	—	524,653
Loans and other receivables	—	1,460,982	75,563	—	1,536,545
Derivatives	9,258	2,954,937	16,024	(2,494,475)	485,744
Investments at fair value	—	41,548	132,505	—	174,053
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,034,463	$11,894,363	$363,104	$(2,494,475)	$15,797,455
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,750,131	$7,097	$211	$—	$2,757,439
Corporate debt securities	—	1,803,666	1,202	—	1,804,868
U.S. government and federal agency securities	1,922,145	—	—	—	1,922,145
Sovereign obligations	1,281,332	853,882	—	—	2,135,214
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,097,178	16,630	—	1,113,808
Derivatives	7,327	3,087,898	66,787	(2,599,206)	562,806
Total financial instruments sold, not yet purchased	$5,960,935	$6,849,721	$84,865	$(2,599,206)	$10,296,315
Long-term debt	$—	$666,446	$348,063	$—	$1,014,509

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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
Residential Mortgage-Backed Securities

•
Agency Residential Mortgage-Backed Securities (“RMBS”): Agency RMBS include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency RMBS are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 or Level 3 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield curve assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.

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

•
Escrow and Claim Receivables: Escrow and claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$292,205	$—
Equity Funds (3)	33,891	19,154
Commodity Funds (4)	15,212	—
Multi-asset Funds (5)	231,991	—
Other Funds (6)	158	—
Total	$573,457	$19,154

	November 30, 2018
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$15,338	$—
Equity Funds (3)	40,070	20,996
Commodity Funds (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$322,909	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At August 31, 2019 and November 30, 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At August 31, 2019 and November 30, 2018, approximately 6% and 97%, respectively, of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At August 31, 2019 and November 30, 2018, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2019 and November 30, 2018, investments representing approximately 4% and 15%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2019 (in thousands):

	Three Months Ended August 31, 2019
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at August 31, 2019, changes in unrealized gains/(losses) included in:
	Balance at May 31, 2019		Purchases	Sales	Settlements	Issuances		Balance at August 31, 2019	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$59,307	$12,542	$16,508	$(17,502)	$—	$—	$(20,255)	$50,600	$12,062	$—
Corporate debt securities	7,429	(3,072)	1,175	(1,942)	(85)	—	5,783	9,288	(3,047)	—
CDOs and CLOs	16,195	(1,514)	—	—	—	—	6,454	21,135	(1,503)	—
RMBS	17,266	(1,917)	—	(65)	(22)	—	2,667	17,929	(1,435)	—
CMBS	12,530	(2,003)	—	(1,703)	(3,362)	—	—	5,462	(3,143)	—
Other ABS	43,185	(1,689)	13,497	(6,975)	(5,500)	—	(7,920)	34,598	(1,068)	—
Loans and other receivables	98,484	(2,847)	26,921	(33,409)	(1,287)	—	(12,299)	75,563	(2,392)	—
Investments at fair value	103,833	(6,407)	240	(296)	—	—	35,135	132,505	(6,407)	—
Securities purchased under agreements to resell	25,000	—	—	—	—	—	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$221	$401	$(221)	$—	$(190)	$—	$—	$211	$(35)	$—
Corporate debt securities	669	(650)	(34)	—	(369)	—	1,586	1,202	649	—
CMBS	—	—	—	35	—	—	—	35	—	—
Loans	9,428	(520)	(10,281)	5,384	—	—	12,619	16,630	531	—
Net derivatives (2)	47,449	(19,519)	—	6,766	(14)	—	16,081	50,763	18,507	—
Long-term debt	236,562	7,455	—	—	—	114,641	(10,595)	348,063	(8,162)	706

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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2019
During the three months ended August 31, 2019, transfers of assets of $79.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Investments as fair value of $35.1 million and Loans and other receivables of $23.7 million due to reduced pricing transparency.
During the three months ended August 31, 2019, transfers of assets of $69.4 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $36.0 million and Corporate equity securities of $22.1 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended August 31, 2019, transfers of liabilities of $43.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $17.6 million, Loans of $13.3 million and structured notes of $11.0 million due to reduced market and pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended August 31, 2019, transfers of liabilities of $23.8 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $21.6 million due to greater market transparency.
Net losses on Level 3 assets were $6.9 million and net gains on Level 3 liabilities were $12.8 million for the three months ended August 31, 2019. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, Corporate debt securities, loans and other receivables and CMBS, partially offset by increased market values across Corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2019 (in thousands):

	Nine Months Ended August 31, 2019
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at August 31, 2019, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2018		Purchases	Sales	Settlements	Issuances		Balance at August 31, 2019	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$16,381	$23,172	$(25,431)	$(669)	$—	$(13,893)	$50,600	$14,953	$—
Corporate debt securities	9,484	(4,904)	6,080	(10,544)	(553)	—	9,725	9,288	(5,325)	—
CDOs and CLOs	25,815	(5,892)	48,112	(43,230)	(275)	—	(3,395)	21,135	(5,614)	—
RMBS	19,603	(2,573)	2,166	(2,022)	(171)	—	926	17,929	(2,166)	—
CMBS	10,886	(2,196)	11	(2,023)	(6,638)	—	5,422	5,462	(4,326)	—
Other ABS	53,175	(929)	14,698	(2,494)	(30,623)	—	771	34,598	(961)	—
Loans and other receivables	46,985	3,933	178,069	(166,496)	(8,379)	—	21,451	75,563	682	—
Investments at fair value	113,831	(3,971)	31,583	(296)	—	—	(8,642)	132,505	(3,971)	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$401	$—	$—	$(190)	$—	$—	$211	$(35)	$—
Corporate debt securities	522	(867)	—	—	(524)	—	2,071	1,202	867	—
CMBS	—	—	—	35	—	—	—	35	—	—
Loans	6,376	(1,342)	(8,553)	9,929	—	—	10,220	16,630	1,583	—
Net derivatives (2)	21,614	(48,746)	(2,829)	16,313	1,609	—	62,802	50,763	40,052	—
Long-term debt	200,745	(5,286)	—	—	(11,250)	204,710	(40,856)	348,063	(4,517)	9,804

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
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2019
During the nine months ended August 31, 2019, transfers of assets of $60.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $30.6 million, other ABS of $10.8 million and Corporate debt securities of $10.5 million due to reduced pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the nine months ended August 31, 2019, transfers of assets of $47.8 million from Level 3 to Level 2 are primarily attributed to:

•
Corporate equity securities of $14.8 million, other ABS of $10.0 million, Loans and other receivables of $9.2 million and Investments at fair value of $8.6 million due to greater pricing transparency supporting classification into Level 2.

During the nine months ended August 31, 2019, transfers of liabilities of $98.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $64.5 million and structured notes of $20.8 million due to reduced market and pricing transparency.
During the nine months ended August 31, 2019, transfers of liabilities of $64.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $61.7 million due to greater market transparency.
Net losses on Level 3 assets were $0.2 million and net gains on Level 3 liabilities were $55.8 million for the nine months ended August 31, 2019. Net losses on Level 3 assets were primarily due to decreased market values across Corporate debt securities, CDOs and CLOs and Investments at fair value, partially offset by increased market values across Corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2018 (in thousands):

	Three Months Ended August 31, 2018
	Balance at May 31, 2018	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2018	For instruments still held at August 31, 2018, changes in unrealized gains/(losses) included in:
									earnings (1)	other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$42,901	$12,128	$17,652	$(23,010)	$(302)	$—	$(1,324)	$48,045	$9,468	$—
Corporate debt securities	28,066	1,057	507	(21,403)	(59)	—	1,483	9,651	(165)	—
CDOs and CLOs	30,603	567	238,281	(240,002)	(2,127)	—	(3,721)	23,601	(2,338)	—
RMBS	3,655	(66)	72	(1,597)	(1)	—	2,891	4,954	90	—
CMBS	27,239	(222)	8	—	(1,156)	—	(1,953)	23,916	(288)	—
Other ABS	55,535	(2,269)	307,358	(290,838)	(4,356)	—	3,875	69,305	(1,124)	—
Loans and other receivables	64,036	(1,353)	14,932	(23,700)	(3,453)	—	(1,477)	48,985	1,007	—
Investments at fair value	79,488	—	51	—	—	—	—	79,539	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$87	$326	$—	$—	$—	$—	$—	$413	$(326)	$—
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)	—
Sovereign obligations	—	3	(598)	629	—		21	55	(124)	—
CMBS	—	70	—	—	—	—	—	70	(70)	—
Loans	12,881	(148)	(4,871)	1,787	—	—	(988)	8,661	149	—
Net derivatives (2)	5,874	1,107	—	—	1,990	—	26	8,997	(2,090)	—
Long-term debt	160,626	3,004	—	—	—	—	—	163,630	(2,953)	(51)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Nine Months Ended August 31, 2018
	Balance at November 30, 2017	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2018	For instruments still held at August 31, 2018, changes in unrealized gains/(loses) included in:
									earnings (1)	other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$30,098	$35,993	$(39,008)	$(2,082)	$—	$1,035	$48,045	$25,475	$—
Corporate debt securities	26,036	1,090	22,204	(38,553)	(2,066)	—	940	9,651	(1,738)	—
CDOs and CLOs	30,004	(2,323)	242,864	(249,691)	(5,859)	—	8,606	23,601	(5,533)	—
RMBS	26,077	(7,334)	2,018	(12,621)	(6)	—	(3,180)	4,954	316	—
CMBS	12,419	(1,236)	1,720	(548)	(5,415)	—	16,976	23,916	(2,272)	—
Other ABS	61,129	(7,528)	523,045	(495,055)	(12,281)	—	(5)	69,305	(3,307)	—
Loans and other receivables	47,304	(2,812)	104,009	(98,733)	(14,610)	—	13,827	48,985	(3,769)	—
Investments at fair value	93,454	417	2,291	(17,569)	—	—	946	79,539	(177)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$365	$—	$—	$—	$—	$—	$413	$(365)	$—
Corporate debt securities	522	39	—	—	996	—	—	1,557	(39)	—
Sovereign obligations	—	3	(598)	629	—		21	55	(124)	—
CMBS	105	(35)	—	—	—	—	—	70	(70)	—
Loans	3,486	(1,059)	(15,702)	19,409	—	—	2,527	8,661	1,059	—
Net derivatives (2)	6,746	(1,034)	(6)	—	2,984	296	11	8,997	(2,660)	—
Long-term debt	—	(25,078)	—	—	—	81,284	107,424	163,630	13,235	11,843

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2019 and November 30, 2018
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2019
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range	Weighted Average
Corporate equity securities	$45,344
Non-exchange-traded securities		Market approach	Price	$3-$177	$143
			Underlying stock price	$3-$5	$4
Corporate debt securities	$9,288	Scenario analysis	Estimated recovery percentage	38%-49%	42%
			Volatility	44%	—
			Credit Spread	750	—
			Underlying stock price	£0.4	—
CDOs and CLOs	$21,135	Discounted cash flows	Constant prepayment rate	15%-20%	19%
			Constant default rate	1%-2%	2%
			Loss severity	25%-30%	27%
			Discount rate/yield	13%-16%	14%
RMBS	$17,929	Discounted cash flows	Cumulative loss rate	2%	—
			Duration (years)	7	—
			Discount rate/yield	3%	—
CMBS	$5,462	Discounted cash flows	Cumulative loss rate	80%	—
			Duration (years)	1	—
			Discount rate/yield	5%	—
		Scenario analysis	Estimated recovery percentage	44%	—
Other ABS	$34,598	Discounted cash flows	Cumulative loss rate	7%-31%	18%
			Duration (years)	1-3	2
			Discount rate/yield	7%-12%	11%
Loans and other receivables	$74,057	Market approach	Price	$41-$100	$81
		Scenario analysis	Estimated recovery percentage	1%-117%	68%
Derivatives	$13,538
Interest rate swaps		Market approach	Basis points upfront	0-7	3
Investments at fair value	$106,386
Private equity securities		Market approach	Price	$8-$250	$125
		Scenario analysis	Discount rate/yield	20%	—
			Revenue growth	0%	—
Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500	—
			Duration (years)	2	—
Financial Instruments Sold, Not Yet Purchased:
Loans	$16,630	Market approach	Price	$50-$98	$78
		Scenario analysis	Estimated recovery percentage	1%-75%	27%
Derivatives	$65,927
Equity options		Volatility benchmarking	Volatility	29%-59%	42%
Interest rate swaps		Market approach	Basis points upfront	0-10	4
Cross currency swaps			Basis points upfront	2	—
Unfunded commitments			Price	$90	—
Long-term debt
Structured notes	$348,063	Market approach	Price	$89-$102	$97
			Price	€70-€103	€89

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2019 and November 30, 2018, asset exclusions consisted of $35.4 million and $11.1 million, respectively, primarily comprised of private equity securities, corporate equity securities, loans and other receivables and certain derivatives. At August 31, 2019 and November 30, 2018, liability exclusions consisted of $2.3 million and $0.5 million, respectively, primarily comprised of corporate debt and certain derivatives.

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

•
Non-exchange-traded equity securities, corporate debt securities, loans and other receivables, certain derivatives, RMBS, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of a non-exchange-traded security, corporate debt security and private equity security would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of the non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, total return swaps, interest rate swaps, unfunded commitments, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities or loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CDOs and CLOs, CMBS, corporate debt and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying stock price or underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage- and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes and securities purchased under agreements to resell, which are managed by our capital markets businesses and are included in Long-term debt and Securities purchased under agreements to resell in our Consolidated Statements of Financial Condition, respectively. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Financial instruments owned:
Loans and other receivables	$2,040	$14,002	$(5,458)	$7,495
Financial instruments sold, not yet purchased:
Loans	$—	$(2,708)	$—	$(2,467)
Loan commitments	(443)	(1,695)	(1,200)	(1,964)
Long-term debt:
Changes in instrument specific credit risk (1)	$6,922	$1,401	$34,414	$19,986
Other changes in fair value (2)	(46,003)	(6,842)	(93,311)	33,626

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables and long-term debt measured at fair value under the fair value option (in thousands):

	August 31, 2019	November 30, 2018
Financial instruments owned:
Loans and other receivables (1)	$1,356,508	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	139,795	158,392
Long-term debt	59,370	114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $20.9 million and $20.5 million at August 31, 2019 and November 30, 2018, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $113.4 million and $105.3 million at August 31, 2019 and November 30, 2018, respectively, which includes loans and other receivables 90 days or greater past due of $31.9 million and $19.4 million at August 31, 2019 and November 30, 2018, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $35.0 million and $34.8 million at August 31, 2019 and November 30, 2018, respectively.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2019 and November 30, 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2019 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$38,588	1	$—	—
Total derivatives designated as accounting hedges	38,588		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,766	39,912	873	45,448
Cleared OTC	863,437	3,335	903,989	3,947
Bilateral OTC	539,158	1,865	241,817	474
Foreign exchange contracts:
Exchange-traded	—	191	—	87
Bilateral OTC	550,737	8,564	548,854	8,319
Equity contracts:
Exchange-traded	741,307	1,998,268	1,091,142	1,611,110
Bilateral OTC	228,415	4,073	357,356	4,428
Commodity contracts:
Exchange-traded	1,418	9,523	—	6,239
Credit contracts:
Cleared OTC	5,210	12	7,988	16
Bilateral OTC	10,183	34	9,993	21
Total derivatives not designated as accounting hedges	2,941,631		3,162,012
Total gross derivative assets/ liabilities:
Exchange-traded	744,491		1,092,015
Cleared OTC	907,235		911,977
Bilateral OTC	1,328,493		1,158,020
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(723,158)		(723,158)
Cleared OTC	(871,162)		(881,963)
Bilateral OTC	(900,155)		(994,085)
Net amounts per Consolidated Statements of Financial Condition (4)	$485,744		$562,806

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2019	2018	2019	2018
Interest rate swaps	$28,052	$(1,161)	$69,843	$(22,363)
Long-term debt	(28,519)	1,221	(72,288)	24,055
Total	$(467)	$60	$(2,445)	$1,692
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2019	2018	2019	2018
Interest rate contracts	$(89,864)	$13,951	$(193,715)	$36,053
Foreign exchange contracts	(3,022)	(4,421)	(1,604)	6,207
Equity contracts	2,236	1,807	(118,354)	(215,232)
Commodity contracts	3,400	281	4,775	3,025
Credit contracts	2,687	620	11,600	3,026
Total	$(84,563)	$12,238	$(297,298)	$(166,921)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$57,345	$1	$3,579	$(3,572)	$57,353
Credit default swaps	887	826	—	(81)	1,632
Total return swaps	25,166	70,022	—	(334)	94,854
Foreign currency forwards, swaps and options	111,325	4,740	7	(3,538)	112,534
Fixed income forwards	556	—	—	—	556
Interest rate swaps, options and forwards	76,320	225,447	183,737	(56,767)	428,737
Total	$271,599	$301,036	$187,323	$(64,292)	695,666
Cross product counterparty netting					(26,934)
Total OTC derivative assets included in Financial instruments owned					$668,732

(1)	At August 31, 2019, we held net exchange-traded derivative assets and other credit agreements with a fair value of $30.3 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2019, cash collateral received was $213.2 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity swaps and options	$8,679	$123,854	$49,873	$(3,572)	$178,834
Credit default swaps	35	6,291	—	(81)	6,245
Total return swaps	77,259	25,160	—	(334)	102,085
Foreign currency forwards, swaps and options	108,267	2,758	2,984	(3,538)	110,471
Fixed income forwards	868	—	—	—	868
Interest rate swaps, options and forwards	42,416	43,161	109,564	(56,767)	138,374
Total	$237,524	$201,224	$162,421	$(64,292)	536,877
Cross product counterparty netting					(26,934)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$509,943

(1)	At August 31, 2019, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $370.8 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2019, cash collateral pledged was $318.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at August 31, 2019 (in thousands):

Counterparty credit quality (1):
A- or higher	$146,495
BBB- to BBB+	42,072
BB+ or lower	275,252
Unrated	204,913
Total	$668,732

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$—	$96.8	$—	$96.8
Single name credit default swaps	7.6	31.6	32.9	72.1

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

	August 31, 2019	November 30, 2018
Derivative instrument liabilities with credit-risk-related contingent features	$113.7	$93.5
Collateral posted	(80.0)	(61.5)
Collateral received	57.0	91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	90.6	123.3

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by class of collateral pledged (in thousands):

	August 31, 2019
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,952,304	$147,845	$2,100,149
Corporate debt securities	174,936	1,946,659	2,121,595
Mortgage- and asset-backed securities	—	2,041,563	2,041,563
U.S. government and federal agency securities	55,625	13,423,223	13,478,848
Municipal securities	—	429,925	429,925
Sovereign obligations	—	2,433,727	2,433,727
Loans and other receivables	—	900,140	900,140
Total	$2,182,865	$21,323,082	$23,505,947

	November 30, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage- and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174
The following tables set forth the carrying value of securities lending arrangements and repurchase agreements by remaining contractual maturity (in thousands):

	August 31, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,305,512	$70,319	$635,864	$171,170	$2,182,865
Repurchase agreements	9,207,762	2,376,018	3,897,096	5,842,206	21,323,082
Total	$10,513,274	$2,446,337	$4,532,960	$6,013,376	$23,505,947

	November 30, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2019 and November 30, 2018, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.1 billion and $23.1 billion, respectively. At August 31, 2019 and November 30, 2018, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,895,149	$—	$7,895,149	$(707,436)	$(1,653,688)	$5,534,025
Reverse repurchase agreements	17,586,096	(13,086,101)	4,499,995	(454,507)	(3,817,544)	227,944
Liabilities:
Securities lending arrangements	$2,182,865	$—	$2,182,865	$(707,436)	$(1,452,911)	$22,518
Repurchase agreements	21,323,082	(13,086,101)	8,236,981	(454,507)	(6,269,894)	1,512,580

	November 30, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803
Liabilities:
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(3)
Amounts include $5,473.0 million of securities borrowing arrangements, for which we have received securities collateral of $5,322.7 million, and $382.9 million of repurchase agreements, for which we have pledged securities collateral of $392.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $658.3 million and $708.0 million at August 31, 2019 and November 30, 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Transferred assets	$789.3	$1,865.5	$2,894.4	$5,665.9
Proceeds on new securitizations	789.3	1,866.2	2,966.3	5,668.6
Cash flows received on retained interests	16.8	17.2	47.2	35.7

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2019 and November 30, 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2019		November 30, 2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$11,351.8	$123.8	$13,633.5	$365.3
U.S. government agency CMBS	1,374.9	48.4	2,027.6	185.6
CLOs	3,430.0	29.8	3,512.0	20.9
Consumer and other loans	975.0	56.8	604.1	48.9

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2019 and November 30, 2018 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2019		November 30, 2018
	Securitization Vehicles	Other	Securitization Vehicles	Other
Cash	$—	$1.2	$—	$1.1
Financial instruments owned	—	0.3	—	0.4
Securities purchased under agreements to resell (1)	1,822.1	—	883.1	—
Total assets	$1,822.1	$1.5	$883.1	$1.5
Other secured financings (2)	$1,820.8	$—	$882.5	$—
Other liabilities	1.3	0.2	0.6	0.2
Total liabilities	$1,822.1	$0.2	$883.1	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at November 30, 2018.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$124.0	$0.9	$801.5	$7,889.6
Consumer loan and other asset-backed vehicles	525.1	—	668.8	3,020.6
Related party private equity vehicles	28.7	—	46.2	83.7
Other investment vehicles	399.1	—	410.0	6,550.7
Total	$1,076.9	$0.9	$1,926.5	$17,544.6

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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both August 31, 2019 and November 30, 2018, our total equity commitment in the JCP Entities was $139.3 million, of which $121.7 million and $121.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $28.7 million and $35.5 million at August 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2019 and November 30, 2018, we had equity commitments to invest $400.2 million and $112.2 million, respectively, in various other investment vehicles, of which $389.2 million and $108.1 million was funded, respectively. The carrying value of our equity investments was $399.1 million and $95.0 million at August 31, 2019 and November 30, 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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
At August 31, 2019 and November 30, 2018, we held $1,712.9 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $191.2 million and $170.5 million of non-agency mortgage and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage- and other asset-backed securitization vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At August 31, 2019, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At August 31, 2019, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At August 31, 2019, we had funded $643.7 million of our $750.0 million commitment, leaving $106.3 million unfunded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2019. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party. At August 31, 2019, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Interest income	$—	$—	$—	$1.2
Unfunded commitment fees	0.3	0.3	0.9	0.8
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2019	November 30, 2018
Our total equity balance	$635.5	$694.8

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net earnings (loss)	$(16.3)	$38.0	$31.5	$140.7
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Origination and syndication fee revenues (1)	$44.6	$71.1	$135.8	$282.1
Origination fee expenses (1)	8.2	12.1	21.8	45.5
CLO placement fee revenues (2)	1.0	0.4	2.3	3.1
Derivative losses (3)	—	(0.3)	—	(0.9)
Underwriting fees (4)	2.9	—	3.9	0.3
Service fees (5)	12.3	13.3	50.6	48.3

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At August 31, 2019 and November 30, 2018, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by CLOs and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $12.9 million and $35.2 million at August 31, 2019 and November 30, 2018, respectively. Payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million and $14.1 million at August 31, 2019 and November 30, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $2.1 million recorded in Financial instruments sold, at fair value in our Consolidated Statements of Financial Condition at August 31, 2019. We recorded $0.2 million in Payables—brokers, dealers and clearing organizations and $0.4 million in Financial instruments sold, not yet purchased, at fair value in connection with these contracts in our Consolidated Statements of Financial Condition at November 30, 2018.
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
The following is a summary of selected financial information for Berkadia (in millions):

	August 31, 2019	November 30, 2018
Our total equity balance	$270.5	$245.2

	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
Net earnings	$53.8	$160.3

At August 31, 2019 and November 30, 2018, we had commitments to purchase $464.4 million and $723.8 million, respectively, in agency CMBS from Berkadia. During the three and nine months ended August 31, 2019, we received $29.6 million and $47.7 million, respectively, in distributions from Berkadia on our equity interest.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $26.0 million and $31.9 million at August 31, 2019 and November 30, 2018, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net gains (losses) from our investments in JCP Fund V	$(2.5)	$0.3	$(1.9)	$10.1

At both August 31, 2019 and November 30, 2018, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2019 and November 30, 2018, our unfunded commitment relating to JCP Fund V was $9.4 million and $9.7 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	June 30, 2019 (1)	March 31, 2019 (1)	December 31, 2018 (1)	June 30, 2018 (1)	March 31, 2018 (1)	December 31, 2017 (1)
Net increase (decrease) in net assets resulting from operations	$(7,174)	$(1,169)	$(8,412)	$1,663	$8,463	$19,712

(1)	Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2019 and 2018 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At November 30, 2018, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the nine months ended August 31, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings. At November 30, 2018, our investment in Epic Gas of $21.7 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition. For the three months ended December 31, 2018, March 31, 2018 and December 31, 2017, Epic Gas reported net earnings (losses) of $0.9 million, $(2.7) million, and $(16.4) million, respectively.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2019	November 30, 2018
Capital Markets	$1,635,200	$1,638,778
Asset Management	3,374	3,392
Total goodwill	$1,638,574	$1,642,170
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2019 (in thousands):

Balance at November 30, 2018	$1,642,170
Translation adjustments	(3,596)
Balance at August 31, 2019	$1,638,574

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2019.
Our annual goodwill impairment testing at August 1, 2019 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2019, goodwill allocated to these reporting units is $1,635.2 million of total goodwill of $1,638.6 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2019 and November 30, 2018 (dollars in thousands):

	August 31, 2019				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,066	$—	$(64,792)	$60,274	10.1
Trade name	127,600	—	(23,697)	103,903	28.5
Exchange and clearing organization membership interests and registrations	8,516	(291)	—	8,225	N/A
Total	$261,182	$(291)	$(88,489)	$172,402

	November 30, 2018			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,574	$(58,892)	$66,682	10.6
Trade name	128,348	(21,086)	107,262	29.3
Exchange and clearing organization membership interests and registrations	8,524	—	8,524	N/A
Total	$262,446	$(79,978)	$182,468

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2019. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2019, we recognized an impairment loss of $291,000 on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.0 million for the three and nine months ended August 31, 2019 and 2018, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2019	$3,049
Year ending November 30, 2020	12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2019 and November 30, 2018 include the following and mature in one year or less (in thousands):

	August 31, 2019	November 30, 2018
Bank loans	$518,914	$330,942
Floating rate puttable notes	—	56,550
Total short-term borrowings	$518,914	$387,492

At August 31, 2019, the weighted average interest rate on short-term borrowings outstanding is 3.42% per annum. Average daily short-term borrowings outstanding were $496.5 million and $580.8 million for the three and nine months ended August 31, 2019, respectively, $422.9 million and $498.6 million for the three and nine months ended August 31, 2018, respectively.
Our floating rate puttable notes with a principal amount of €50.0 million matured on July 29, 2019.
On March 28, 2019, we entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. For further information on this promissory note, refer to Note 9, Investments.
On December 27, 2018, one of our subsidiaries entered into a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the nine months ended August 31, 2019, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. At August 31, 2019, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	August 31, 2019	November 30, 2018
Unsecured long-term debt:
8.500% Senior Notes	July 15, 2019	—%	$—	$699,659
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	548,566	564,702
6.875% Senior Notes	April 15, 2021	4.40%	779,078	791,814
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,171	4,243
5.125% Senior Notes	January 20, 2023	4.55%	610,762	612,928
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	546,855	—
4.850% Senior Notes (1)	January 15, 2027	4.93%	782,156	709,484
6.450% Senior Debentures	June 8, 2027	5.46%	371,998	373,669
4.150% Senior Notes	January 23, 2030	4.26%	988,440	987,788
6.250% Senior Debentures	January 15, 2036	6.03%	511,363	511,662
6.500% Senior Notes	January 20, 2043	6.09%	420,338	420,625
Structured notes (2)	Various	Various	1,014,509	686,170
Total unsecured long-term debt			6,578,236	6,362,744
Secured long-term debt:
Revolving Credit Facility			188,927	183,539
Total long-term debt (3)			$6,767,163	$6,546,283

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a loss of $72.3 million and a gain of $24.1 million in the nine months ended August 31, 2019 and 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

(3)
The total Long-term debt has a fair value of $7,046.6 million and $6,423.6 million at August 31, 2019 and November 30, 2018, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

During the nine months ended August 31, 2019, long-term debt increased $220.9 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $283.2 million, net of retirements. In addition, on July 19, 2019, under our $2.5 billion Euro Medium Term Note Program, we issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. The increase in long-term debt was partially offset by repayments of $680.8 million of our 8.500% senior notes. During the nine months ended August 31, 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030, and structured notes with a total principal amount of approximately $162.6 million, net of retirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At August 31, 2019, we were in compliance with the debt covenants under the Revolving Credit Facility.
Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues from contracts with customers:
Commissions and other fees (1)	$171,003	$162,700	$493,843	$482,194
Investment banking	412,533	465,326	1,128,216	1,405,614
Asset management fees	3,340	5,184	14,559	16,130
Total revenue from contracts with customers	586,876	633,210	1,636,618	1,903,938
Other sources of revenue:
Principal transactions	148,873	143,308	632,002	498,583
Interest	383,596	305,347	1,163,022	870,490
Other	22,286	6,420	79,354	58,678
Total revenues	$1,141,631	$1,088,285	$3,510,996	$3,331,689

(1)
During the third quarter of 2019, we have reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. There is no impact on Total revenues as a result of this change in presentation. Previously reported results are presented on a comparable basis.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission and other fee revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Earnings.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended August 31,						Nine Months Ended August 31,
	2019			2018			2019			2018
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total	Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$167,528	$—	$167,528	$159,693	$—	$159,693	$483,771	$—	$483,771	$471,683	$—	$471,683
Fixed income (1)	3,475	—	3,475	3,007	—	3,007	10,072	—	10,072	10,511	—	10,511
Investment banking - Capital markets	199,183	—	199,183	277,735	—	277,735	555,830	—	555,830	809,884	—	809,884
Investment banking - Advisory	213,350	—	213,350	187,591	—	187,591	572,386	—	572,386	595,730	—	595,730
Asset management	—	3,340	3,340	—	5,184	5,184	—	14,559	14,559	—	16,130	16,130
Total	$583,536	$3,340	$586,876	$628,026	$5,184	$633,210	$1,622,059	$14,559	$1,636,618	$1,887,808	$16,130	$1,903,938
Primary geographic region:
Americas	$476,983	$1,937	$478,920	$546,219	$5,184	$551,403	$1,288,046	$8,818	$1,296,864	$1,628,503	$16,130	$1,644,633
Europe	88,890	1,403	90,293	62,914	—	62,914	280,605	5,741	286,346	203,103	—	203,103
Asia	17,663	—	17,663	18,893	—	18,893	53,408	—	53,408	56,202	—	56,202
Total	$583,536	$3,340	$586,876	$628,026	$5,184	$633,210	$1,622,059	$14,559	$1,636,618	$1,887,808	$16,130	$1,903,938

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2019.
During the three and nine months ended August 31, 2019, we recognized $9.6 million and $27.2 million, respectively, compared with $4.4 million and $18.3 million, during the three and nine months ended August 31, 2018, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $6.0 million and $15.8 million, during the three and nine months ended August 31, 2019, respectively, compared with $4.6 million and $13.5 million, during the three and nine months ended August 31, 2018, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $205.8 million and $199.0 million at August 31, 2019 and November 30, 2018, respectively. We had no significant impairments related to these receivables during the three and nine months ended August 31, 2019 and 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at August 31, 2019 and November 30, 2018 were $8.5 million and $10.6 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2019, we recognized revenues of $9.4 million and $6.3 million, respectively, compared with $2.2 million and $4.0 million, during the three and nine months ended August 31, 2018, respectively, that were recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2019 and November 30, 2018, capitalized costs to fulfill a contract were $4.4 million and $4.7 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2019, we recognized expenses of $1.6 million and $3.8 million, respectively, compared with $1.5 million for both the three and nine months ended August 31, 2018, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2019 and 2018.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Components of compensation cost:
Restricted cash awards	$72.3	$60.0	$205.1	$183.6
Restricted stock and RSUs (1)	6.6	7.1	19.6	21.1
Profit sharing plan	1.2	1.1	6.4	5.6
Total compensation cost	$80.1	$68.2	$231.1	$210.3

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at August 31, 2019 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$53.7	3
Restricted cash awards	498.1	3
Total	$551.8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.

Note 15. Income Taxes
At August 31, 2019 and November 30, 2018, we had approximately $126.2 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $99.8 million and $99.4 million (net of Federal benefit) at August 31, 2019 and November 30, 2018, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At August 31, 2019 and November 30, 2018, we had interest accrued of approximately $53.9 million and $49.3 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the nine months ended August 31, 2019 and the year ended November 30, 2018.
We are currently under examination in a number of major tax jurisdictions. Though we do not expect that the resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which the resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2016
California	2009
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2016
Hong Kong	2013
India	2010
Italy	2012

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
For the nine months ended August 31, 2019, the provision for income taxes was $79.8 million, equating to an effective tax rate of 26.5%. For the nine months ended August 31, 2018, the provision for income taxes was $234.3 million, equating to an effective tax rate of 70.6%. The provision for income taxes for the nine months ended August 31, 2018 included a $160.2 million provisional tax charge related to the enactment of the Tax Act.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2019 (in millions):

	Expected Maturity Date (fiscal years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Maximum Payout
Equity commitments (1)	$—	$123.5	$—	$—	$11.5	$135.0
Loan commitments (1)	—	250.0	54.1	12.0	—	316.1
Underwriting commitments	31.5	—	—	—	—	31.5
Forward starting reverse repos (2)	2,994.6	—	—	—	—	2,994.6
Forward starting repos (2)	4,082.9	—	—	—	—	4,082.9
Other unfunded commitments (1)	80.0	—	143.7	—	4.9	228.6
Total commitments	$7,189.0	$373.5	$197.8	$12.0	$16.4	$7,788.7

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
$2,991.6 million within forward starting securities purchased under agreements to resell and all of the securities sold under agreements to repurchase at August 31, 2019 settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At August 31, 2019, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $17.7 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at August 31, 2019, we had other outstanding equity commitments to invest up to $11.0 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2019, we had $66.1 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2019 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2019 (in millions):

	Expected Maturity Date (Fiscal Years)
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$7,075.0	$4,115.5	$4,627.6	$3,612.0	$320.6	$19,750.7
Written derivative contracts—credit related	—	32.9	—	39.2	—	72.1
Total derivative contracts	$7,075.0	$4,148.4	$4,627.6	$3,651.2	$320.6	$19,822.8

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2019, the fair value of derivative contracts meeting the definition of a guarantee is approximately $239.0 million.
Standby Letters of Credit. At August 31, 2019, we provided guarantees to certain counterparties in the form of standby letters of credit totaling $36.9 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At August 31, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,474,186	$1,356,458

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
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Capital Markets:
Net revenues	$757.4	$767.0	$2,274.9	$2,389.0
Non-interest expenses	671.2	678.6	1,991.0	2,048.8
Earnings before income taxes	$86.2	$88.4	$283.9	$340.2
Asset Management:
Net revenues	$19.8	$10.6	$89.8	$32.4
Non-interest expenses	22.9	11.9	72.9	40.9
Earnings (loss) before income taxes	$(3.1)	$(1.3)	$16.9	$(8.5)
Total:
Net revenues	$777.2	$777.6	$2,364.7	$2,421.4
Non-interest expenses	694.1	690.5	2,063.9	2,089.7
Earnings before income taxes	$83.1	$87.1	$300.8	$331.7
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2019	November 30, 2018
Capital Markets	$39,945.6	$38,700.7
Asset Management	3,148.0	2,468.1
Total assets	$43,093.6	$41,168.8

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Americas (1)	$613.4	$639.7	$1,871.3	$2,042.4
Europe (2)	136.9	115.9	413.6	313.4
Asia	26.9	22.0	79.8	65.6
Net revenues	$777.2	$777.6	$2,364.7	$2,421.4

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At August 31, 2019 and November 30, 2018, we had $34.9 million and $39.3 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $3.6 million and $4.6 million at August 31, 2019 and November 30, 2018, respectively.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Charges to Jefferies for services provided	$9.8	$15.8	$36.1	$46.1
Charges from Jefferies for services received	6.4	2.2	7.8	6.9

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	We provide capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Investment banking	$2.4	$5.6	$10.3	$5.6
Commissions and other fees	—	0.1	0.3	0.5
Principal transactions	—	—	—	0.1
Other revenues	1.1	0.3	2.0	0.7

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	August 31, 2019	November 30, 2018
Receivable from Jefferies	$2.1	$1.2
Payable to Jefferies	8.7	2.9

•
During the nine months ended August 31, 2019, we paid distributions of $108.7 million to Jefferies, based on our results for the nine months ended May 31, 2019. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million to Jefferies, which was paid on January 30, 2019. At August 31, 2019, we have accrued a distribution payable of $32.5 million based on our results for the three months ended August 31, 2019.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At August 31, 2019, a net current tax receivable of $5.6 million is included in Other assets, and at November 30, 2018, a net current tax payable to Jefferies of $34.1 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. In December 2018, we made a payment of $35.0 million to Jefferies, which reduced the cumulative net current tax payable balance.

•
During the three and nine months ended August 31, 2019, we sold securities at fair value totaling $22.9 million and $40.8 million, respectively, to Jefferies. In addition, during the nine months ended August 31, 2019, we purchased securities totaling $885.6 million from Jefferies, at fair value. There were no gains or losses on these transactions.

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies in 2017. In connection with the foreign exchange contracts entered into under this agreement we have $22.7 million and $9.9 million at August 31, 2019 and November 30, 2018, respectively, included in Payables— brokers, dealers and clearing organizations and $0.2 million at August 31, 2019 in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition.

•	Two of our directors have investments totaling $2.5 million and $2.7 million at August 31, 2019 and November 30, 2018, respectively, in a hedge fund managed by Jefferies.

•
We have investments in hedge funds managed by Jefferies of $222.1 million and $218.7 million at August 31, 2019 and November 30, 2018, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net gains on our investments	$1.0	$0.5	$3.3	$5.0

•
In connection with our sales and trading activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At August 31, 2019 and November 30, 2018, approximately $3.1 million and $0.3 million, respectively, of debt issued by Jefferies are included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.

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
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2019	2018		2019	2018
Net revenues	$777,159	$777,615	(0.1)%	$2,364,728	$2,421,418	(2.3)%
Non-interest expenses	694,084	690,514	0.5%	2,063,930	2,089,714	(1.2)%
Earnings before income taxes	83,075	87,101	(4.6)%	300,798	331,704	(9.3)%
Income tax expense	18,250	26,923	(32.2)%	79,789	234,337	(66.0)%
Net earnings	64,825	60,178	7.7%	221,009	97,367	127.0%
Net earnings (loss) attributable to noncontrolling interests	(143)	(4)	N/M	140	(1)	N/M
Net earnings attributable to Jefferies Group LLC	64,968	60,182	8.0%	220,869	97,368	126.8%
Effective tax rate	22.0%	30.9%	(28.8)%	26.5%	70.6%	(62.5)%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES

Executive Summary
Three Months Ended August 31, 2019
Consolidated Results

•	Net revenues for the three months ended August 31, 2019 were $777.2 million, compared with $777.6 million for the three months ended August 31, 2018.

•	Our results in the three months ended August 31, 2019 reflect solid performance in equities, fixed income, investment banking and asset management.

•	We continued to maintain strong leverage ratios and liquidity and a strong capital base during the three months ended August 31, 2019.
Business Results

•
Our net revenues for the three months ended August 31, 2019 were relatively flat as compared to the three months ended August 31, 2018. The results reflect solid equities and fixed income net revenues, as well as increased asset management revenues due to higher investment returns, partially offset by lower investment banking revenues.

•	Our equities net revenues increased 13.3% compared to the prior year quarter, primarily due to higher results across many of our core equities sales and trading businesses.

•
Our fixed income net revenues improved by 6.1% compared to the prior year quarter, primarily due to strong trading volumes during June and July, which were partially offset by muted trading volumes in August as investors were sidelined across most asset classes by increased volatility in risk assets and a further inversion of the U.S. Treasury yield curve.

•
Our investment banking results during the three months ended August 31, 2019 reflect lower new issue revenues, as industry-wide U.S. and Europe equity and leverage finance capital market deal fees declined during the third quarter of 2019 compared with the prior year quarter. Our advisory revenues improved by 13.7%, or $25.8 million, to $213.4 million, while our capital markets revenues for the quarter were $199.2 million, down $78.5 million, or 28.3%.

•
Investment banking revenues also include a net loss of $8.2 million in the current quarter from our share of the net results of the Jefferies Finance LLC (“Jefferies Finance”) joint venture, reflecting $12.5 million in costs from refinancing its debt. This compares with net revenues of $19.0 million in the prior year quarter.

•	Asset management revenues of $19.8 million for the three months ended August 31, 2019, compares with $10.7 million in the prior year quarter, primarily due to stronger investment returns.

•
Net revenues in our other business category in the three months ended August 31, 2019 were $12.4 million, compared with $4.9 million in the prior year quarter. Results in the current year quarter include net revenues of $24.3 million due to our share of income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), which was transferred to us on October 1, 2018 from Jefferies Financial Group Inc. (“Jefferies”).

Expenses

•	Non-interest expenses for the three months ended August 31, 2019 increased $3.6 million to $694.1 million, compared with $690.5 million for the three months ended August 31, 2018.

•
Compensation and benefits expense for the three months ended August 31, 2019 was $411.9 million, a decrease of $16.1 million, or 3.8%, from the comparable prior year quarter. Compensation and benefits expense as a percentage of Net revenues was 53.0% for the three months ended August 31, 2019, compared with 55.0% in the prior year quarter.

•	Non-compensation expenses for the three months ended August 31, 2019 increased $19.6 million, or 7.5%, to $282.1 million, compared with $262.5 million for the three months ended August 31, 2018.
Nine Months Ended August 31, 2019
Consolidated Results

•	Net revenues for the nine months ended August 31, 2019 were $2,364.7 million, compared with $2,421.4 million for the nine months ended August 31, 2018, a decrease of $56.7 million, or 2.3%.

•
Our results in the nine months ended August 31, 2019 reflect strong performance in equities, fixed income and asset management, but below-normal results in investment banking due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets and had a lag effect on our advisory revenues.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Business Results

•
Net revenues for the nine months ended August 31, 2019, as compared to the nine months ended August 31, 2018, reflects solid performance in equities and fixed income as these businesses successfully navigated increased volatility, and benefited from increased investment returns in asset management. The results were offset by below-normal investment banking revenues.

•	Our equities net revenues improved 14.4% compared to the prior year period, primarily due to increases across most of our core equities businesses and lower losses in block positions.

•
Our fixed income net revenues increased 9.6% compared to the prior year period, primarily due to more active markets throughout most of the current period. The increase was partially offset by increased volatility in U.S. Rates markets and increased volatility in risk assets.

•
Our investment banking results during the nine months ended August 31, 2019 reflect lower capital markets and advisory revenues. During the current nine month period, industry-wide U.S. equity and leverage finance capital market activity declined significantly when compared with the prior year period, due to the severe market downturn in December, which heavily muted issuance activity. This was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue transactions in the capital markets. Our capital markets revenues for the period were $563.8 million, down $246.1 million, or 30.4%, from the same period last year, while our advisory revenues declined 3.9%, or $23.3 million, to $572.4 million.

•
Investment banking revenues also include net revenues of $15.7 million in the current year period from our share of the net results of the Jefferies Finance joint venture, reflecting $12.5 million in costs from refinancing its debt. This compares with net revenues of $70.3 million in the prior year period, as overall loan origination activity declined in the current year period due to the volatility experienced in the leveraged finance markets during the first and third quarters of this year.

•
Net revenues in the nine months ended August 31, 2019 also include asset management revenues of $89.8 million, compared with $32.5 million in the prior year period, primarily due to higher investment returns.

•
Net revenues in our other business category in the nine months ended August 31, 2019 were $53.6 million, compared with $22.9 million in the prior year period. Results in the current year period include net revenues of $72.2 million due to our share of income from Berkadia, compared with foreign currency gains, which were recognized in the prior year period.

Expenses

•	Non-interest expenses for the nine months ended August 31, 2019 decreased $25.8 million, or 1.2%, to $2,063.9 million, compared with $2,089.7 million for the nine months ended August 31, 2018.

•
Compensation and benefits expense for the nine months ended August 31, 2019 was $1,261.5 million, a decrease of $66.3 million, or 5.0%, from the comparable prior year period. Compensation and benefits expense as a percentage of Net revenues was 53.3% for the nine months ended August 31, 2019, compared with 54.8% in the prior year period.

•	Non-compensation expenses for the nine months ended August 31, 2019 increased $40.4 million, or 5.3%, to $802.4 million, compared with $762.0 million for the nine months ended August 31, 2018.
Headcount

•
At August 31, 2019, we had 3,776 employees globally, an increase of 250 employees from our headcount of 3,526 at August 31, 2018. Our headcount increased, primarily as a result of continued hiring in investment banking, asset management and equities, as well as additions in corporate services.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2019		2018			2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Equities	$193,229	24.9%	$170,611	21.9%	13.3%	$573,851	24.3%	$501,471	20.7%	14.4%
Fixed income	148,334	19.1	139,846	18.0	6.1%	518,346	21.9	472,886	19.5	9.6%
Total sales and trading	341,563	44.0	310,457	39.9	10.0%	1,092,197	46.2	974,357	40.2	12.1%

Equity	97,494	12.5	139,220	17.9	(30.0)%	256,853	10.8	326,613	13.5	(21.4)%
Debt	101,689	13.1	138,515	17.8	(26.6)%	306,977	13.0	483,271	20.0	(36.5)%
Capital markets	199,183	25.6	277,735	35.7	(28.3)%	563,830	23.8	809,884	33.5	(30.4)%
Advisory	213,350	27.5	187,591	24.1	13.7%	572,386	24.2	595,730	24.6	(3.9)%
Other investment banking	(9,108)	(1.2)	(13,732)	(1.8)	(33.7)%	(7,116)	(0.3)	(13,885)	(0.6)	(48.8)%
Total investment banking	403,425	51.9	451,594	58.0	(10.7)%	1,129,100	47.7	1,391,729	57.5	(18.9)%

Other	12,374	1.6	4,910	0.6	152.0%	53,587	2.3	22,868	0.9	134.3%

Total Capital Markets (1) (2)	757,362	97.5	766,961	98.5	(1.3)%	2,274,884	96.2	2,388,954	98.6	(4.8)%

Asset management fees	3,340	0.4	5,184	0.7	(35.6)%	14,559	0.6	16,130	0.7	(9.7)%
Investment return (3) (4)	25,746	3.3	14,483	1.9	77.8%	106,233	4.5	40,754	1.7	160.7%
Allocated net interest (3) (5)	(9,289)	(1.2)	(9,013)	(1.1)	3.1%	(30,948)	(1.3)	(24,420)	(1.0)	26.7%
Total Asset Management	19,797	2.5	10,654	1.5	85.8%	89,844	3.8	32,464	1.4	176.7%

Net revenues	$777,159	100.0%	$777,615	100.0%	(0.1)%	$2,364,728	100.0%	$2,421,418	100.0%	(2.3)%

(1)
Includes net interest revenues (expenses) of $30.4 million and $51.4 million for the three and nine months ended August 31, 2019, respectively, and $6.9 million and ($11.2) million for the three and nine months ended August 31, 2018, respectively.

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

(4)
Includes net interest expenses of $2.0 million and $3.7 million for the three and nine months ended August 31, 2019, respectively, and $3.3 million and $4.2 million for the three and nine months ended August 31, 2018, respectively.

(5)
Allocated net interest represents the allocation of our long-term debt interest expense to our Asset Management reportable segment, net of interest income on our Cash and cash equivalents and other sources of liquidity. For discussion of our sources of liquidity, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

•	advisory services offered to clients;

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	financing, securities lending and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended August 31, 2019

•	Total equities net revenues were $193.2 million for the three months ended August 31, 2019, compared with $170.6 million for the three months ended August 31, 2018, an increase of 13.3%.

•
Equities net revenues for the three months ended August 31, 2019 increased compared with the prior year quarter across most of our core equities sales and trading businesses. The increase in our core global equities sales and trading business was primarily driven by higher revenues across all of our global cash equities businesses in the Americas, Europe, and Asia, as well as in our global electronic trading, equity derivatives, international convertibles, securities finance and prime brokerage businesses. The continued revenue growth was driven by increased market share and client activity, as well as a continued focus on regional and product diversification. Our prime brokerage and Americas securities finance businesses posted record quarterly revenues, driven by increased client activity and outsourced trading. Several of our international businesses, including European electronic trading, Asian electronic trading, and Asian securities finance, also had record quarters reflecting our continued strength and growth across global markets.

•
The increase in our core global equities net revenues compared with the prior year quarter was partially offset by higher losses in certain block positions in the three months ended August 31, 2019 as compared with the prior year quarter, and challenging market conditions in our Americas convertibles businesses.

Nine Months Ended August 31, 2019

•	Total equities net revenues were $573.9 million for the nine months ended August 31, 2019, an increase of $72.4 million from net revenues of $501.5 million for the nine months ended August 31, 2018.

•
Equities net revenues for the nine months ended August 31, 2019 increased compared with the prior year period on strong performance across several of our sales and trading businesses, which continue to be well-positioned with continued market share growth and competitive strength across global market rankings. The increase in our core global equities sales and trading business was primarily driven by higher revenues across global cash equities, primarily across the Americas and Europe, global electronic trading, international convertibles, securities finance and prime brokerage. Results in our Americas and European cash equities businesses were driven by improved trading results. Our global electronic trading business was driven by continued growth in market share and increased trading volumes. Our global convertibles business benefited from significant growth due to the expansion of the business with a market-leading team. Results in our prime services business, which reflects prime brokerage and securities finance, was driven by increased customer trading activity and outsourced trading.

•
The increase in our core global equities sales and trading business was partially offset by a decrease in our equity derivatives business, driven by a challenging trading environment and a decline in client activity, and lower results in our U.S. convertibles businesses.

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
Three Months Ended August 31, 2019

•
Fixed income net revenues totaled $148.3 million for the three months ended August 31, 2019, an increase of $8.5 million from net revenues of $139.8 million for the three months ended August 31, 2018, primarily due to strong trading volumes during June and July, which were partially offset by muted trading volumes in August as investors were sidelined across most asset classes by increased volatility in risk assets and a further inversion of the U.S. Treasury yield curve. The following highlights the main components of the results:

◦
Results in our global investment grade corporates businesses significantly improved with higher levels of trading activity helped by increased supply as compared with very difficult trading conditions in the prior year quarter.

◦
Revenues in our leveraged credit were higher due to increased trading activity in the beginning of the current quarter, partially offset by risk asset and government bond volatility in the latter part of the quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦	Revenues in our emerging markets business were strong as compared with the prior year quarter due to improved market reach globally.

◦	The current quarter also included higher revenues resulting from increased issuance and trading revenue volumes in our structured notes business.

◦
Global rates revenues in the current quarter underperformed due to perpetuating negative interest rates and continued muted volatility in international rates markets compared to constructive trading conditions in the prior year quarter.

◦
Revenues in our U.S. and international securitized markets groups were lower due to declining yields and a flattening and inverted U.S. Treasury yield curve compared with stronger performance in our origination businesses in the prior year quarter.

Nine Months Ended August 31, 2019

•
Fixed income net revenues totaled $518.3 million for the nine months ended August 31, 2019, an increase of $45.4 million from net revenues of $472.9 million in the nine months ended August 31, 2018, primarily due to more active markets throughout most of the current year period. The increase was partially offset by increased volatility in U.S. Rates markets and increased volatility in risk assets. The following highlights the main components of the results:

◦
Revenues improved in our global investment grade corporates business due to increased trading activity and increased investor demand and compares to muted client activity and demand in the prior year period.

◦
Revenues in our leveraged credit business were higher due to improved results from secondary trading of par loans and bonds, as well as benefiting from various trading hires. Similarly, our Asia credit business was also well positioned to benefit from new hires and extended client reach and activity throughout most of the current year period.

◦
The current year period also included higher revenues from our structured notes trading and issuance business that benefited from a more established trading desk, as compared with the prior year period.

◦
Global rates revenues in the current year period declined as concerns over Brexit continued and economic challenges in other European countries limited trading opportunities, compared with higher levels of trading around volatility in global interest rates, primarily in Europe, in the prior year period.

◦
Revenues in our U.S. and international securitized markets groups were lower due to lower U.S. Treasury yields coupled with a flat yield curve, partially offset by improved performance in certain securitization businesses as they expanded client reach and market presence.

◦	Less constructive market conditions throughout the current year period contributed to declines in revenues for our municipal securities businesses.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•
capital markets services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-and asset-backed securities and equity and equity-linked securities and loan syndication;

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2019	2018		2019	2018
Equity	$97,494	$139,220	(30.0)%	$256,853	$326,613	(21.4)%
Debt	101,689	138,515	(26.6)%	306,977	483,271	(36.5)%
Capital markets	199,183	277,735	(28.3)%	563,830	809,884	(30.4)%
Advisory	213,350	187,591	13.7%	572,386	595,730	(3.9)%
Other investment banking	(9,108)	(13,732)	(33.7)%	(7,116)	(13,885)	(48.8)%
Total investment banking	$403,425	$451,594	(10.7)%	$1,129,100	$1,391,729	(18.9)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Public and private debt financings	292	286	565	749	$43.7	$61.1	$124.7	$197.7
Public and private equity and convertible offerings (1)	45	57	115	142	14.2	11.5	34.6	31.8
Advisory transactions (2)	51	49	147	139	110.2	63.0	211.3	156.8

(1)
We acted as sole or joint bookrunner on 44 and 112 offerings during the three and nine months ended August 31, 2019, respectively, and 56 and 138 offerings during the three and nine months ended August 31, 2018, respectively.

(2)
The number of advisory deals completed includes three and twelve restructuring and recapitalization transactions during the three and nine months ended August 31, 2019, respectively, and two and eleven restructuring and recapitalization transactions during the three and nine months ended August 31, 2018, respectively.

Three Months Ended August 31, 2019

•
Total investment banking revenues were $403.4 million for the three months ended August 31, 2019, 10.7% lower than for the three months ended August 31, 2018, due to lower leverage finance and equity capital markets revenues, partially offset by higher merger and acquisition revenues. Capital markets revenues were impacted by an industry-wide decline in equity and leverage finance fees across the U.S. and Europe of over 20% during the current quarter.

•
Our capital markets revenues for the quarter were $199.2 million, down $78.5 million, from the same quarter last year. Our advisory revenues were $213.4 million, up $25.8 million, from our results in the prior year quarter.

•
From equity and debt capital raising activities, we generated $97.5 million and $101.7 million in revenues, respectively, for the three months ended August 31, 2019, compared with $139.2 million and $138.5 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $9.1 million for the three months ended August 31, 2019, compared with a loss of $13.7 million for the three months ended August 31, 2018. Other investment banking revenues during the three months ended August 31, 2019 include a net loss of $8.2 million from our share of the net results of the Jefferies Finance joint venture, reflecting $12.5 million in costs from refinancing its debt and volatility experienced in the leveraged finance markets during the current year quarter resulting in lower transaction volume. This compares with net revenues of $19.0 million in the prior year quarter. The results in both quarters also included the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Nine Months Ended August 31, 2019

•
Total investment banking revenues were $1,129.1 million for the nine months ended August 31, 2019, 18.9% lower than for the nine months ended August 31, 2018, due to a significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the current period as compared to the prior year period.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
During the period, industry-wide U.S. equity and leverage finance capital market activity declined significantly. Our capital markets revenues for the period were $563.8 million, down $246.1 million, or 30.4%, from the same period last year. Our advisory revenues were $572.4 million, down $23.3 million, or 3.9% lower than our results in the prior year period.

•
From equity and debt capital raising activities, we generated $256.9 million and $307.0 million in revenues, respectively, for the nine months ended August 31, 2019, compared with $326.6 million and $483.3 million in revenues, respectively, in the prior year period.

•
Other investment banking revenues were a loss of $7.1 million for the nine months ended August 31, 2019, compared with a loss of $13.9 million for the nine months ended August 31, 2018. Other investment banking revenues during the nine months ended August 31, 2019 include revenues of $15.7 million from our share of the net results of the Jefferies Finance joint venture, reflecting $12.5 million in costs from refinancing its debt and volatility experienced in the leveraged finance markets during the first and third quarters of this year, which resulted in lower transaction volume. This compares with net revenues of $70.3 million in the prior year period. The results in both periods were offset by the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Other
Other is comprised of revenues from:

•	Berkadia and other strategic investments (other than Jefferies Finance);

•	principal investments in private equity and hedge funds managed by third parties or related parties; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).
Three Months Ended August 31, 2019

•
Net revenues from our other business category totaled $12.4 million for the three months ended August 31, 2019, an increase of $7.5 million compared with net revenues of $4.9 million for the three months ended August 31, 2018.

•
Results in the current year quarter include net revenues of $24.3 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies, partially offset by costs and mark-to-market decreases in other strategic investments.

Nine Months Ended August 31, 2019

•
Net revenues from our other business category totaled $53.6 million for the nine months ended August 31, 2019, an increase of $30.7 million compared with net revenues of $22.9 million for the nine months ended August 31, 2018.

•
Results in the current year period include net revenues of $72.2 million due to our share of income from Berkadia, which was transferred to us on October 1, 2018 from Jefferies, partially offset by costs and mark-to-market decreases in other strategic investments, compared with foreign currency gains in the prior year period.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2019	2018		2019	2018
Asset management fees:
Equities	$633	$310	104.2%	$3,344	$1,633	104.8%
Multi-asset	2,707	4,874	(44.5)%	11,215	14,497	(22.6)%
Total asset management fees	3,340	5,184	(35.6)%	14,559	16,130	(9.7)%
Investment return	25,746	14,483	77.8%	106,233	40,754	160.7%
Allocated net interest	(9,289)	(9,013)	3.1%	(30,948)	(24,420)	26.7%
Total Asset Management	$19,797	$10,654	85.8%	$89,844	$32,464	176.7%
Three Months Ended August 31, 2019

•
Asset management net revenues in the three months ended August 31, 2019 were $19.8 million, compared with $10.7 million in the prior year quarter. The increase was primarily due to higher investment returns, as a result of an increase in our investments in certain separately managed accounts and funds and improved performance in certain of these investments, partially offset by lower asset management fees.

Nine Months Ended August 31, 2019

•
Net revenues in the nine months ended August 31, 2019 included asset management revenues of $89.8 million, compared with $32.5 million in the prior year period. The increase was primarily due to higher investment returns, as a result of an increase in our investment in certain separately managed accounts and funds and improved performance in certain of these investments, partially offset by an increase in allocated net interest expense.

Assets under Management
Assets under management by predominant asset class were as follows (in millions):

	August 31, 2019	November 30, 2018
Assets under management (1):
Equities	$111	$130
Multi-asset	711	1,180
Total	$822	$1,310

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Investments
We invest in our asset management business through direct investments in hedge funds and through separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make minority investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	August 31, 2019	November 30, 2018
Jefferies Group LLC; as manager:
Fund investments (1)	$21,210	$45,696
Separately managed accounts (2)	298,255	213,023
Total	$319,465	$258,719

Jefferies Financial Group Inc.; as manager:
Fund investments	$216,702	$213,456
Separately managed accounts (2)	66,730	277,538
Total	$283,432	$490,994

Third-party as asset manager:
Fund investments	$290,174	$10,093
Separately managed accounts (2)	292,428	261,790
Investments in asset managers	30,546	32,360
Total	$613,148	$304,243

Total asset management investments (3)	$1,216,045	$1,053,956

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At August 31, 2019 and November 30, 2018, $21.1 million and $19.9 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
Of the $1,216.0 million total invested in the funds at August 31, 2019, $1,081.0 million was sourced from the proceeds of long-term and permanent capital, which attracted an internally calculated interest charge of $30.9 million. At August 31, 2019, we have borrowed $135.0 million under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by Jefferies Financial Group Inc., with a carrying value of $216.7 million. Interest expense associated with the Credit Facility is included in Investment return (see “Net Revenues by Source” herein).

Our asset management investments generated an investment return of $25.7 million and $106.2 million for the three and nine months ended August 31, 2019, respectively, and $14.5 million and $40.8 million for the three and nine months ended August 31, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2019	2018		2019	2018
Compensation and benefits	$411,936	$428,033	(3.8)%	$1,261,506	$1,327,760	(5.0)%
Non-compensation expenses:
Floor brokerage and clearing fees	54,247	45,745	18.6%	168,698	135,808	24.2%
Technology and communications	86,649	76,877	12.7%	247,464	222,335	11.3%
Occupancy and equipment rental	29,300	25,559	14.6%	87,587	75,143	16.6%
Business development	36,526	39,733	(8.1)%	103,430	124,233	(16.7)%
Professional services	42,379	35,316	20.0%	117,372	101,715	15.4%
Underwriting costs	14,647	20,528	(28.6)%	36,045	47,832	(24.6)%
Other	18,400	18,723	(1.7)%	41,828	54,888	(23.8)%
Total non-compensation expenses	282,148	262,481	7.5%	802,424	761,954	5.3%
Total non-interest expenses	$694,084	$690,514	0.5%	$2,063,930	$2,089,714	(1.2)%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

•
Compensation and benefits expense was $411.9 million and $1,261.5 million for the three and nine months ended August 31, 2019, respectively, compared with $428.0 million and $1,327.8 million for the three and nine months ended August 31, 2018, respectively.

•
Compensation and benefits expense as a percentage of Net revenues was 53.0% and 53.3% for the three and nine months ended August 31, 2019, respectively, compared with 55.0% and 54.8% for the three and nine months ended August 31, 2018, respectively.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $78.9 million and $224.7 million for the three and nine months ended August 31, 2019, respectively, compared with $67.1 million and $204.7 million for the three and nine months ended August 31, 2018, respectively.

•
Employee headcount was 3,776 at August 31, 2019 and 3,526 at August 31, 2018. Since August 31, 2018, our headcount increased, primarily as a result of continued hiring in investment banking, asset management and equities, as well as additions in corporate services.

•	Refer to Note 14, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
Three Months Ended August 31, 2019

•
Non-compensation expenses were $282.1 million for the three months ended August 31, 2019, an increase of $19.6 million, or 7.5%, compared with $262.5 million in the three months ended August 31, 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to an increase in trading volumes across the equities and fixed income businesses, as well as growth in certain asset management funds and resultant trading activity. The increase also included higher Technology and communication expenses primarily related to the costs associated with the development of various trading systems and increased market data usage and an increase in Professional services expenses due to an increase in legal and consulting fees. The increases were partially offset by lower Business development expenses and Underwriting costs due to a decline in investment banking engagements and activity related to our Jefferies Finance joint venture during the current period.

•	Non-compensation expenses as a percentage of Net revenues was 36.3% and 33.8% for the three months ended August 31, 2019 and 2018, respectively.
Nine Months Ended August 31, 2019

•
Non-compensation expenses were $802.4 million for the nine months ended August 31, 2019, an increase of $40.4 million, or 5.3%, compared with $762.0 million in the nine months ended August 31, 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to the growth in certain asset management funds and resultant trading activity, as well as an increase in trading volumes across the equities and fixed income businesses. The higher expenses also included an increase in Technology and communication expenses related to costs associated with the development of various trading systems and our efforts to provide our professionals with leading digital tools to manage workflow and help us better serve our clients, as well as increased market data usage costs. Professional services expenses increased due to an increase in legal and consulting fees. The increases were partially offset by lower Business development expenses and Underwriting costs due to a decline in investment banking engagements and activity related to our Jefferies Finance joint venture during the current period.

•	Non-compensation expenses as a percentage of Net revenues was 33.9% and 31.5% for the nine months ended August 31, 2019 and 2018, respectively.
Income Taxes
The following provides a discussion of our provision for income taxes:

•
For the three and nine months ended August 31, 2019, the provision for income taxes was $18.3 million and $79.8 million, respectively, equating to an effective tax rate of 22.0% and 26.5%, respectively. For the three and nine months ended August 31, 2018, the provision for income taxes was $26.9 million and $234.3 million, respectively, equating to an effective tax rate of 30.9% and 70.6%, respectively.

•
The decrease in the effective tax rate for the three months ended August 31, 2019, as compared to the prior year quarter, is primarily due to a net tax benefit recorded during the current quarter resulting from the settlement of various state and local exams and expiring statutes of limitation.

•
The decrease in the effective tax rate during the nine months ended August 31, 2019, as compared with the prior year period is primarily due to the $160.2 million provisional tax charge related to the enactment of the Tax Act recorded in the nine months ended August 31, 2018.

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
Goodwill
At August 31, 2019, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,638.6 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2019.
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
The carrying values of goodwill by reporting unit at August 31, 2019 are as follows: $562.3 million in Investment Banking, $159.7 million in Equities and Wealth Management, $913.2 million in Fixed Income and $3.4 million in Asset Management.
The results of our assessment on August 1, 2019 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections and the fair values of our Investment Banking and Equities and Wealth Management reporting units exceeded their carrying values by 20% or higher. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes, capital market transaction levels and the expected growth prospects for certain business lines. At August 31, 2019, our Fixed Income reporting unit is the most sensitive to the forecast assumptions used in our market approach valuation. Reductions in trading volumes and/or declines from our expected level of performance in certain product areas assumed in our forecasts and which are affected by our economic outlook could cause a decline in the estimated fair value of our Fixed Income reporting units and a resulting impairment of a portion of our goodwill.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	August 31, 2019	November 30, 2018	% Change
Total assets	$43,093.6	$41,168.8	4.7%
Cash and cash equivalents	4,665.5	5,145.9	(9.3)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	658.3	708.0	(7.0)%
Financial instruments owned	16,370.9	16,399.5	(0.2)%
Financial instruments sold, not yet purchased	10,296.3	9,478.9	8.6%
Total Level 3 assets	388.1	336.7	15.3%

Securities borrowed	$7,895.1	$6,538.2	20.8%
Securities purchased under agreements to resell	4,500.0	2,785.8	61.5%
Total securities borrowed and securities purchased under agreements to resell	$12,395.1	$9,324.0	32.9%

Securities loaned	$2,182.9	$1,838.7	18.7%
Securities sold under agreements to repurchase	8,237.0	8,643.1	(4.7)%
Total securities loaned and securities sold under agreements to repurchase	$10,419.9	$10,481.8	(0.6)%
Total assets at August 31, 2019 and November 30, 2018 were $43.1 billion and $41.2 billion, respectively, an increase of 4.7%. During the three and nine months ended August 31, 2019, average total assets were approximately 23.2% and 23.5% higher, respectively, than total assets at August 31, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory was $16.4 billion at both August 31, 2019 and November 30, 2018. During the nine months ended August 31, 2019 our total Financial instruments owned inventory was flat due to a decline primarily in mortgage- and asset-backed securities and loans, offset by increases primarily in corporate equity securities, government and federal agency obligations, derivative contracts inventory, and investments at fair value. Financial instruments sold, not yet purchased inventory was $10.3 billion at August 31, 2019, an increase of 8.6% from $9.5 billion at November 30, 2018, with the increase primarily driven by increases in corporate equity securities and government and federal agency obligations, partially offset by a decrease in derivative contracts inventory. Our overall net inventory position was $6.1 billion and $6.9 billion at August 31, 2019 and November 30, 2018, respectively. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned increased to 2.2% at August 31, 2019 from 2.1% at November 30, 2018.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 32.9% from November 30, 2018 to August 31, 2019, due to increases in our matched book activity and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 0.6% from November 30, 2018 to August 31, 2019, primarily due to an increase in the netting benefit for our collateralized financing transactions and a decrease in firm financing of our inventory, partially offset by an increase in our matched book activity. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2019 were 36.9% and 34.6% higher, respectively, than the August 31, 2019 balance. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2019 were 62.0% and 65.5% higher, respectively, than the August 31, 2019 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2019	Year Ended November 30, 2018
Securities Purchased Under Agreements to Resell:
Period end	$4,500	$2,786
Month end average	7,432	5,232
Maximum month end	11,589	7,593
Securities Sold Under Agreements to Repurchase:
Period end	$8,237	$8,643
Month end average	14,855	12,704
Maximum month end	19,654	15,579
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		August 31, 2019	November 30, 2018
Total assets		$43,093,588	$41,168,773

Total equity		$6,189,530	$6,182,404

Total Jefferies Group LLC member’s equity		$6,183,360	$6,180,493
Deduct:	Goodwill and intangible assets	(1,810,976)	(1,824,638)
Tangible Jefferies Group LLC member’s equity		$4,372,384	$4,355,855

Leverage ratio (1)		7.0	6.7
Tangible gross leverage ratio (2)		9.4	9.0

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.2 billion at August 31, 2019 exceeded our cash capital requirements.

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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2019, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2019	Average Balance Quarter ended August 31, 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$1,356,120	$2,170,372	$2,333,476
Money market investments (2)	3,309,370	1,401,166	2,812,410
Total cash and cash equivalents	4,665,490	3,571,538	5,145,886
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,063,118	1,018,739	958,539
Other (4)	345,039	562,316	499,576
Total other sources	1,408,157	1,581,055	1,458,115
Total cash and cash equivalents and other liquidity sources	$6,073,647	$5,152,593	$6,604,001
Total cash and cash equivalents and other liquidity sources as % of Total assets	14.1%		16.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	14.7%		16.8%

(1)	Average balances are calculated based on weekly balances.

(2)
At August 31, 2019 and November 30, 2018, $3,247.0 million and $2,250.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $62.4 million and $562.4 million at August 31, 2019 and November 30, 2018, respectively, are invested in Triple A rated prime money funds. The average balance of U.S. government money funds for the quarter ended August 31, 2019 was $1,023.3 million.

(3)
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

(4)
Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2019, we had the ability to readily obtain repurchase financing for 73.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2019 and November 30, 2018 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2019		November 30, 2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,334,267	$212,378	$1,907,064	$317,189
Corporate debt securities	2,299,621	14,365	1,775,721	104,685
U.S. government, agency and municipal securities	2,946,757	150,406	2,648,843	294,030
Other sovereign obligations	2,550,571	981,913	2,626,212	840,578
Agency mortgage-backed securities (1)	1,715,564	—	2,972,638	—
Loans and other receivables	215,269	—	272,201	—
Total	$12,062,049	$1,359,062	$12,202,679	$1,556,482

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
Average liquid financial instruments were $16.1 billion and $16.7 billion for the three and nine months ended August 31, 2019, respectively, and $18.5 billion and $13.0 billion for the three and twelve months ended November 30, 2018, respectively. Average unencumbered liquid financial instruments were $1.6 billion and $1.7 billion for the three and nine months ended August 31, 2019, respectively, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2018, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 71.2% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at August 31, 2019.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and structured notes totaled $518.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $496.5 million and $580.8 million for the three and nine months ended August 31, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of our subsidiaries entered into a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the nine months ended August 31, 2019, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. Interest is based on the higher of the Federal funds effective rate plus 0.5% or the prime rate. During the nine months ended August 31, 2019, we were in compliance with all debt covenants under the Intraday Credit Facility.

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
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At August 31, 2019, the outstanding notes were $1.8 billion, bear interest at a spread over LIBOR and mature from September 2019 to July 2021.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At August 31, 2019 and November 30, 2018, we had total long-term capital of $12.2 billion and $11.8 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.97:1 and 0.92:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at August 31, 2019 and November 30, 2018 was as follows (in thousands):

	August 31, 2019	November 30, 2018
Long-Term Debt (1)	$6,029,670	$5,657,420
Total Equity	6,189,530	6,182,404
Total Long-Term Capital	$12,219,200	$11,839,824

(1)
Long-term debt at August 31, 2019 excludes $548.6 million of our 2.375% Euro Medium Term Notes, as these notes mature on May 20, 2020 and $188.9 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”). Long-term debt at November 30, 2018 excludes $5.7 million of our structured notes, as these notes matured on February 26, 2019, $699.7 million of our 8.500% senior notes, as these notes mature on July 15, 2019 and $183.5 million of our outstanding borrowings under our Revolving Credit Facility.

Long-Term Debt
During the nine months ended August 31, 2019, long-term debt increased $220.9 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $283.2 million, net of retirements. In addition, on July 19, 2019, under our $2.5 billion Euro Medium Term Note Program, we issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. The increase in long-term debt was partially offset by repayments of $680.8 million of our 8.500% senior notes. At August 31, 2019, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at August 31, 2019 was $1,014.5 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At August 31, 2019, borrowings under the Revolving Credit Facility amounted to $188.9 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at August 31, 2019, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
At August 31, 2019, our long-term debt, excluding the Revolving Credit Facility, has a weighted average maturity of approximately 9.0 years.
Our long-term debt ratings at August 31, 2019 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s (1)	BBB-	Positive
Fitch Ratings	BBB	Stable

(1)	On July 11, 2019, Standard and Poor’s (“S&P”) reaffirmed our long-term debt rating of BBB- and revised our rating outlook from stable to positive.
At August 31, 2019, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa2	Stable	Baa2	Stable
S&P (1)	BBB	Positive	BBB	Positive

(1)	On July 11, 2019, S&P reaffirmed our long-term debt rating of BBB and revised our rating outlook from stable to positive.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $96.5 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equity Capital
As compared to November 30, 2018, the increase to total Jefferies Group LLC member’s equity at August 31, 2019 is primarily attributed to net earnings and changes in instruments specific credit risk, partially offset by distributions to Jefferies and foreign currency translation adjustments during the nine months ended August 31, 2019. During the three and nine months ended August 31, 2019, we recognized losses due to foreign currency translation adjustments of $28.0 million and $34.3 million, respectively, the majority of which is due to our £716.4 million investment in our London subsidiaries at August 31, 2019. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies our in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2018.
During the nine months ended August 31, 2019, we paid distributions of $108.7 million to Jefferies, based on our results for the nine months ended May 31, 2019. In addition, on January 29, 2019, our Board of Directors approved a distribution of $100.0 million to Jefferies, which was paid on January 30, 2019. At August 31, 2019, we have accrued a distribution payable of $32.5 million based on our results for the three months ended August 31, 2019.
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
At August 31, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,474,186	$1,356,458
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2019, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at August 31, 2019. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2019	2020	2021 and 2022	2023 and 2024	2025 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$548.6	$811.3	$1,160.6	$4,057.8	$6,578.3
Revolving credit facility (1)	—	—	188.9	—	—	188.9
Interest payment obligations on long-term debt (2)	83.4	313.4	517.8	409.5	1,623.4	2,947.5
Total	$83.4	$862.0	$1,518.0	$1,570.1	$5,681.2	$9,714.7

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at August 31, 2019.

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
Our average daily VaR increased to $9.71 million for the three months ended August 31, 2019 from $8.70 million for the three months ended May 31, 2019. The increase was primarily due to higher interest rate risk volatility and a lower diversification benefit, partially offset by lower equity price risk mainly due to the liquidation of certain separately managed accounts within our Asset Management businesses.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at August 31, 2019				VaR at May 31, 2019
		Daily VaR for the Three Months Ended August 31, 2019				Daily VaR for the Three Months Ended May 31, 2019
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$5.49	$4.64	$5.87	$3.40	$4.41	$3.41	$4.41	$2.58
Equity Prices	5.94	7.70	13.17	4.96	12.66	9.99	12.66	7.51
Currency Rates	0.38	0.27	0.52	0.07	0.09	0.25	1.41	0.06
Commodity Prices	0.87	0.94	1.18	0.75	1.08	1.00	1.26	0.70
Diversification Effect (2)	(4.04)	(3.84)	N/A	N/A	(7.41)	(5.95)	N/A	N/A
Firmwide	$8.64	$9.71	$14.83	$6.59	$10.83	$8.70	$10.83	$6.48

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2019, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR, due to an equity block position.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters with the significant increase in the daily VaR in the middle of the three months ended February 28, 2019 due to an equity block position, which then decreased in the latter part of the quarter due to lower market price volatility and the increase in the beginning of the three months ended August 31, 2019 was also due to an equity block position. In addition, our daily VaR increased in the latter part of 2018 due to the transfer to us by Jefferies, in the fourth quarter of 2018, of investments in certain separately managed accounts and funds. See Note 1, Organization and Basis of Presentation for further details on this transfer.
Daily Net Trading Revenue
There were 10 days with trading losses out of a total of 64 trading days in the three months ended August 31, 2019. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2019 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2019 (in thousands):

10% Sensitivity
Investments in funds (1)	$57,346
Private investments	27,451
Corporate debt securities in default	6,275
Trade claims	4,269

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.12 million at August 31, 2019, which is included in other comprehensive income.
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
Current counterparty credit exposures at August 31, 2019 and November 30, 2018 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
AAA Range	$—	$—	$12.8	$3.2	$—	$—	$12.8	$3.2	$3,309.4	$2,981.2	$3,322.2	$2,984.4
AA Range	45.0	45.1	34.6	45.3	3.2	4.2	82.8	94.6	3.9	111.6	86.7	206.2
A Range	0.4	0.3	612.0	573.3	123.9	97.9	736.3	671.5	1,348.0	1,865.9	2,084.3	2,537.4
BBB Range	250.1	250.1	153.3	206.6	31.6	15.5	435.0	472.2	3.6	2.3	438.6	474.5
BB or Lower	13.5	—	22.9	5.5	189.6	15.7	226.0	21.2	—	107.5	226.0	128.7
Unrated	75.5	119.3	—	—	8.5	—	84.0	119.3	0.6	77.4	84.6	196.7
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
Asia/Latin America/Other	$13.5	$—	$55.3	$30.2	$1.7	$0.1	$70.5	$30.3	$90.8	$304.0	$161.3	$334.3
Europe	0.1	0.3	363.8	427.0	81.8	27.3	445.7	454.6	263.5	170.8	709.2	625.4
North America	370.9	414.5	416.5	376.7	273.3	105.9	1,060.7	897.1	4,311.2	4,671.1	5,371.9	5,568.2
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018	August 31, 2019	November 30, 2018
Asset Managers	$—	$—	$2.1	$0.6	$—	$—	$2.1	$0.6	$3,309.4	$2,812.4	$3,311.5	$2,813.0
Banks, Broker-dealers	250.1	250.4	628.2	619.6	162.4	118.9	1,040.7	988.9	1,356.1	2,333.5	2,396.8	3,322.4
Corporates	78.7	92.9	—	—	183.0	7.2	261.7	100.1	—	—	261.7	100.1
Other	55.7	71.5	205.3	213.7	11.4	7.2	272.4	292.4	—	—	272.4	292.4
Total	$384.5	$414.8	$835.6	$833.9	$356.8	$133.3	$1,576.9	$1,382.0	$4,665.5	$5,145.9	$6,242.4	$6,527.9
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at August 31, 2019 and November 30, 2018 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$336.7	$(192.8)	$(9.7)	$0.1	$59.4	$27.7	$178.9	$221.4	$400.3
Spain	398.9	(267.8)	—	—	0.1	—	—	131.2	131.2
France	347.4	(260.0)	(124.9)	—	139.4	26.6	—	128.5	128.5
Finland	129.1	(15.6)	—	—	—	—	—	113.5	113.5
Canada	192.8	(166.6)	9.6	—	0.7	74.5	1.3	111.0	112.3
Italy	1,293.3	(972.5)	(227.0)	—	—	0.2	—	94.0	94.0
Hong Kong	35.7	(16.5)	0.1	—	0.2	—	46.3	19.5	65.8
Japan	299.1	(279.0)	10.3	—	23.5	—	11.3	53.9	65.2
Switzerland	90.5	(74.2)	2.1	—	30.6	1.9	4.9	50.9	55.8
Brazil	119.6	(62.8)	(2.1)	—	—	—	—	54.7	54.7
Total	$3,243.1	$(2,307.8)	$(341.6)	$0.1	$253.9	$130.9	$242.7	$978.6	$1,221.3

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7
We have net issuer and counterparty risk exposure to Puerto Rico of $35.5 million at August 31, 2019 in connection with our municipal securities market-making activities. The government of Puerto Rico, amid a severe political crisis, is continuing its efforts to restructure its $74.0 billion in debt, with these efforts reaching a critical point, as discussions with creditors progress and federal support is expected. At August 31, 2019, we had no other material exposure to countries where either sovereign or non-sovereign sectors potentially pose potential default risk as the result of liquidity concerns.
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of August 31, 2019 and November 30, 2018; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended August 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 8, 2019	By:	/s/ Peregrine C. Broadbent
Peregrine C. Broadbent Chief Financial Officer (duly authorized officer)