Form 10-K
period 2019-11-30
Jefferies Group LLC
filed 2020-01-29
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14947

JEFFERIES GROUP LLC
(Exact name of registrant as specified in its charter)

Delaware			95-4719745
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
5.125% Senior Notes Due 2023	JEF/23	New York Stock Exchange
4.850% Senior Notes Due 2027	JEF/27A	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2019.
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2019

JEFFERIES GROUP LLC AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated investment banking and securities firm. Our largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On March 1, 2013, we combined with and became an indirect wholly owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”). Richard Handler, our Chief Executive Officer and Chairman, is Chief Executive Officer of Jefferies and Brian P. Friedman, our Chairman of the Executive Committee, is President of Jefferies. Messrs. Handler and Friedman are also Directors of Jefferies.
At November 30, 2019, we had 3,815 employees in the Americas, Europe and Asia. Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is 212-284-2550 and our Internet address is jefferies.com.
The following documents and reports are available on our public website:

•	Earnings Releases and Other Public Announcements

•	Annual and interim reports on Form 10-K

•	Quarterly reports on Form 10-Q

•	Current reports on Form 8-K

•	Code of Ethics

•	Reportable waivers, if any, from our Code of Ethics by our executive officers

•	Board of Directors Corporate Governance Guidelines

•	Charter of the Corporate Governance and Nominating Committee of the Board of Directors

•	Charter of the Compensation Committee of the Board of Directors

•	Charter of the Audit Committee of the Board of Directors

•	Charters of other Committees of our Board of Directors

•	Any amendments to the above-mentioned documents and reports
We expect to use our website as a main form of communication of significant news. We encourage you to visit our website for additional information. In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, Jefferies Group LLC, 520 Madison Avenue, New York, NY 10022, by calling 212-284-2550 or by sending an email to info@jefferies.com.
Business Segments
We report our activities in two business segments: (1) Investment Banking and Capital Markets and (2) Asset Management.

•
Investment Banking and Capital Markets includes our investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance.

•	Asset Management provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers.
Financial information regarding our reportable business segments for the years ended November 30, 2019, 2018 and 2017 is set forth in Note 19, Segment Reporting in our consolidated financial statements included in this Annual Report on Form 10-K in Part II, Item 8.
Our Businesses
Investment Banking and Capital Markets
Our Investment Banking and Capital Markets segment focuses on Investment Banking, Equities and Fixed Income. We primarily serve institutional investors, corporations and government entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Investment Banking
We provide our clients around the world with a full range of financial advisory, equity underwriting and debt underwriting services. Our services are enhanced by our deep industry expertise, our global distribution capabilities and our senior level commitment to our clients.
Over 900 investment banking professionals operate in the Americas, Europe and Asia, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer & Retail; Energy; Financial Institutions; Healthcare; Industrials; Media, Communications & Information Services; Real Estate, Gaming & Lodging; Technology; Financial Sponsors and Public Finance. Our product coverage groups include advisory, equity underwriting and debt underwriting, which includes both mergers and acquisitions and restructuring and recapitalization expertise. Our geographic coverage groups include teams based in major cities in the United States, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo, Zurich and Toronto.
Advisory Services
We provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, we advise business owners and corporations on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. In the restructuring and recapitalization area, we provide companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and liability management solutions.
Corporate Lending
Jefferies Finance LLC (“Jefferies Finance”), our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Since its inception in 2004, Jefferies Finance has served as lead arranger of over 1,000 transactions representing approximately $215 billion in arranged volume. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Its Leveraged Finance Arrangement business line participates in transactions typically ranging from $250 million to $1.5 billion for borrowers generating between $50 million and $300 million of annual Earnings before interest, taxes, depreciation and amortization. Jefferies Finance typically syndicates to third party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio of approximately $9.5 billion in assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisers: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC. Jefferies Finance manages its investments in cash flow and traditional asset-based revolving credit. Apex Credit Partners LLC manages collateralized loan obligations which invest in predominately broadly syndicated loans. JFIN Asset Management LLC manages proprietary and third-party investments in middle market loans held in private funds and separately managed accounts. Jefferies Finance is pursuing opportunities to expand its direct lending business through a variety of forms, including regulated and non-regulated entities and separately managed accounts.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Equities
Equities Research, Capital Markets
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
Fixed Income
Fixed Income Capital Markets
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage-backed and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies International Limited is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
Our strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, our fixed income desk strategists provide ideas and analysis to clients across a variety of fixed income products.
Other
We make principal investments in private equity and hedge funds managed by third parties as well as, from time to time, take on strategic investments positions.
Berkadia
On October 1, 2018, Jefferies transferred to us its investment in Berkadia Commercial Mortgage Holding LLC (“Berkadia”). Berkadia is a 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans, which are not part of the government agency programs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Asset Management
Under the Leucadia Asset Management (“LAM”) umbrella, we manage, invest in and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors. The investment boutiques under LAM range from multi-manager products, such as Schonfeld Fundamental Equities and Weiss Multi-Strategy, to niche equity long/short strategies, such as Pendeen Asset Management and Sikra Capital. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution.
We continue to expand our asset management efforts. During 2019, we established a partnership with Schonfeld Strategic Advisors LLC, launched Stonyrock Partners (middle market general partner stakes) and Point Bonita Capital (trade finance), and added Solanas Capital (energy infrastructure with an environmental, social and governance focus) to our LAM platform.
Competition
All aspects of our business are intensely competitive. We compete primarily with large global bank holding companies that engage in capital markets activities, but also with other broker-dealers, asset managers and boutique investment banking firms. The large global bank holding companies have substantially greater capital and resources than we do. We believe that the principal factors affecting our competitive standing include the quality, experience and skills of our professionals, the depth of our relationships, the breadth of our service offerings, our ability to deliver consistently our integrated capabilities, and our culture, tenacity and commitment to serve our clients.
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations that are actively involved in the regulation of financial services businesses. In addition to federal regulation, we are subject to state securities regulations in each state in which we offer our securities. The SEC, CFTC, FINRA and the NFA conduct periodic examinations of broker-dealers, investment advisers, futures commission merchants (“FCMs”) and swap dealers. The designated examining authority for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization for Jefferies LLC’s non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities commissions and attorneys general in those states in which they do business.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”), which establishes a “best interest” standard of conduct for broker-dealers and associated persons when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities, including recommendations of types of accounts. While we do not generally make recommendations to retail customers except in our Wealth Management division, our Wealth Management division will be required to comply with the substantially greater obligations imposed under Reg BI.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities, that could require the use of significant amounts of capital, and may also restrict its ability to make loans, advances, dividends and other payments. Under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC.  If the broker dealer also carries accounts for other broker dealers, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.
In June 2019, the SEC adopted rules regarding capital, segregation and margin requirements for SEC registered broker-dealers that engage in principal transactions of security-based swaps (“SBS”). The rules will come into effect in 2020 or 2021. Under the rules there is a minimum net capital requirement for, among others, a broker-dealer that acts as a dealer in SBS of the greater of $20 million or the sum of (i) a ratio requirement (2% of aggregate debit items (generally, customer receivables)) and (ii) 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount.  The risk margin amount means the sum of (i) the total initial margin required to be maintained by the broker-dealer at each clearing agency with respect to SBS transactions cleared for SBS customers and (ii) the total initial margin amount calculated by the broker-dealer with respect to non-cleared SBS under new SEC rules.
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
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia. As is true in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority (“BaFin”), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform. For additional information see Item 1A. Risk Factors - “Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.”

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 1A. Risk Factors
Factors Affecting Our Business
The following factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition to the specific factors mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism, climate change and natural disasters.
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
The Dodd-Frank Act and the rules and regulations already adopted by the CFTC and still to be adopted by the SEC and CFTC introduce a comprehensive regulatory regime for swaps and SBS and parties that deal in such derivatives. Two of our subsidiaries are provisionally registered as swap dealers with the CFTC and are members of the NFA. We may also be required in the future to register one or more additional subsidiaries as security-based swap dealers with the SEC. The SEC has adopted rules for capital, margin and segregation requirements with respect to SBS which will be effective in 2020 or 2021. Certain swaps have been made subject to mandatory clearing and exchange trading and additional swaps and SBS may become subject to such requirements in the future. Pursuant to regulations adopted by the CFTC and bank regulators, swap dealers are required to post and collect variation margin (comprised of specified liquid instruments and subject to a haircut) in connection with the trading of un-cleared swaps. We have already incurred significant compliance and operational costs as a result of the Dodd-Frank Act swap business conduct and mandatory variation margin rules, and when all the final rules contemplated by Title VII have been implemented, our swap dealer entities will also be subject to mandatory capital requirements that will likely have an effect on our business. The CFTC has adopted many regulations relating to swap dealers and swaps transactions, but a number of them have only recently become effective and certain requirements remain to be finalized. While there continues to be uncertainty about the full impact of these changes, we will continue to be subject to a more complex regulatory framework which will result in increased monitoring and compliance costs. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
The European Market Infrastructure Regulation (“EMIR”) relating to derivatives entered into force during August 2012 and introduced certain requirements in respect of derivative contracts including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and record keeping requirements in respect of all derivative contracts. EMIR’s requirements apply to “financial counterparties” such as European Union (“EU”) authorized investment firms, credit institutions, insurance companies, undertakings for collective investment in transferable securities and alternative investment funds managed by EU authorized alternative investment fund managers, and “non-financial counterparties” (being an EU entity which is not a financial counterparty). EMIR applies to in-scope EU counterparties which transact derivatives with non-EU regulated entities, if such non-EU regulated entities would be classified as financial counterparties or non-financial counterparties if they were established in the EU. As a result, members of our group who are EU entities or subsidiaries and, when transacting with in-scope EU counterparties, members of our group who are non-EU regulated entities or subsidiaries may be subject to additional obligations and/or costs that may not otherwise have applied.
During January 2018, the Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive came into force (collectively referred to as “MiFID II”). MiFID II imposes certain restrictions as to the trading of shares and derivatives including new market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. Subject to certain conditions and exceptions we may be unable to trade shares or derivatives with in-scope counterparties other than as provided by MiFID II. The EU is also currently considering or executing upon significant revisions to laws covering: resolution of banks, investment firms and market infrastructure; administration of financial benchmarks; credit rating activities; anti-money-laundering controls; data security and privacy; remuneration principles and proportionality; new amendments to capital and liquidity standards; disclosures under the Basel regime aiming to increase market transparency and consistency and corporate governance in financial firms.

JEFFERIES GROUP LLC AND SUBSIDIARIES

In May 2018, the EU’s new General Data Protection Regulation (“GDPR”) came into force replacing the EU Data Protection Directive. Where the GDPR applies, it imposes obligations including, among other things:

•
accountability and transparency requirements, which require companies to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding the processing of their personal data obligations to consider data protection when any new products or services are developed and to limit the amount of personal data processed

•	compliance with the data protection rights of data subjects including a right of access to or correction of personal data and a right of erasure of personal data

•
the reporting of personal data breaches to the relevant data supervisory authority without undue delay (no later than 72 hours after discovering the data breach, where feasible) unless the personal data breach is unlikely to result in a risk to the data subject’s rights and freedoms.

The GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million. Data subjects also have a right to compensation as a result of infringement of the GDPR for financial or non-financial losses.
Obligations under the GDPR and implementing member state legislation continue to evolve through legislation and regulatory guidance. In addition, numerous proposals regarding privacy and data protection are pending before U.S. and non-U.S. legislative and regulatory bodies. For example, the California Consumer Privacy Act goes into effect in January 2020. The adopted form of such legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance.
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
As a global securities and investment banking firm, global or regional changes in the financial markets or economic and political conditions could adversely affect our business in many ways, including the following:

•	A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and deglobalization resulting from the current populist political movement has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business

•
Adverse changes in the market could also lead to a reduction in revenues from asset management fees and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors

•	Adverse changes in the market could lead to regulatory restrictions that may limit or halt certain of our business activities

•
Limitations on the availability of credit can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads

•	New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect our profits

•
Should one of our customers or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our business, funding and liquidity

The United Kingdom’s exit from the EU could adversely affect our business.
In March 2017, the then Prime Minister of the U.K. notified the European Council, in accordance with Article 50(2) of the Treaty on EU, of the U.K.’s intention to withdraw from the EU (such withdrawal commonly being referred to as “Brexit”). The completion of Brexit has been postponed; and, it is possible that Brexit will not occur. There is uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU after Brexit (if it occurs). The uncertainty surrounding the timing, terms and consequences of Brexit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition.
We operate substantial parts of our EU businesses from entities based in the U.K. Following Brexit (if it occurs), the regulatory and legal environment that would then exist, and to which our U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements (if any) that the U.K. may agree with the EU and other trading partners. While there is ongoing uncertainty, we have taken steps to ensure that we are able to continue to provide services to clients located in the European Economic Area (“EEA”) jurisdiction without interruption, even in the event of a “hard” Brexit occurring. As such, a wholly-owned subsidiary, Jefferies GmbH, has been established in Germany which is authorised as a MiFID investment firm by BaFin. Jefferies GmbH will service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors after Brexit from its office in Frankfurt and branch offices in Amsterdam, Madrid, Milan, Paris and Stockholm. This structure, if needed, might result in a less efficient operating model across our European legal entities.

We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (“IBORs”), in particular, London Interbank Offered Rate (“LIBOR”).
Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021 and possibly prior to then. We currently hold IBOR positions with a maturation past 2020. In addition, we rely on vendor applications and data providers that support downstream IBOR data. We are reviewing our positions for a strategic conversion to alternative rates. It is not possible at this time to know what rate or rates may become accepted alternatives to LIBOR and other IBORs, or what the effect will be on the financial markets for financial instruments linked to IBORs. It is possible that pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, increased compliance, legal and operational costs, increased capital requirements and business continuity issues will occur.

JEFFERIES GROUP LLC AND SUBSIDIARIES

A change in tax laws in key jurisdictions could materially increase our tax expense.
We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition.
If our tax filing positions were to be challenged by federal, state and local, or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third-party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation.
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
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered. All of which would further increase the costs and consequences of such an attack.
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
We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems and technology will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient or non-secure integration of these systems and controls, could adversely affect our business and prospects.
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
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.
There is a risk that our employees could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our employees engage in misconduct, our business would be adversely affected.

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
Our results of operations for the twelve months ended November 30, 2019 (“2019”) and November 30, 2018 (“2018”) are discussed below. For a discussion of our results of operations for the twelve months ended November 30, 2017 (“2017”) and our 2018 compared with 2017 results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report Form 10-K for the year ended November 30, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on January 29, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2019	2018	2017	2019	2018
Net revenues	$3,112,530	$3,183,376	$3,198,109	(2.2)%	(0.5)%
Non-interest expenses	2,787,861	2,773,709	2,693,185	0.5%	3.0%
Earnings before income taxes	324,669	409,667	504,924	(20.7)%	(18.9)%
Income tax expense	80,284	250,650	147,340	(68.0)%	70.1%
Net earnings	244,385	159,017	357,584	53.7%	(55.5)%
Net earnings (loss) attributable to noncontrolling interests	(1,644)	256	86	N/M	197.7%
Net earnings attributable to Jefferies Group LLC	246,029	158,761	357,498	55.0%	(55.6)%
Effective tax rate	24.7%	61.2%	29.2%	(59.6)%	109.6%
N/M — Not Meaningful
Executive Summary
2019 Compared with 2018
Consolidated Results

•	Net revenues for 2019 were $3,112.5 million, compared with $3,183.4 million for 2018, a decrease of $70.8 million, or 2.2%.

•
Our results for 2019 include record net revenues in equities and strong performances in fixed income and asset management, which produced a strong combined 25.1% annual increase in net revenues for these businesses as compared to 2018. This growth in net revenues for 2019 was offset by a 20.5% decline in investment banking net revenues, after two consecutive record years. Our results in investment banking were impacted by the very difficult month of December 2018 and then the U.S. government shutdown in late December and January as well as the challenges of tariffs and trade wars, Brexit uncertainty and many other cross-currents that dampened corporate deal making.

Business Results

•
Net revenues for 2019 reflect a record year in equities and a solid performance in fixed income, as these businesses benefited from continued market share growth and more active markets throughout most of the year, and results also benefited from increased investment returns in asset management compared to 2018. This growth in results for 2019 was offset by below-trend investment banking revenues.

•	Our record equities net revenues in 2019 were a 16.3% improvement over 2018, supported by increases across most of our core equities businesses.

•	Our fixed income net revenues increased 21.7% compared to 2018, primarily due to more active markets throughout most of 2019.

•
Our investment banking revenues for 2019 declined by 20.5%. Substantially all of the decrease was due to lower underwriting revenue, which decreased 29.4% to $769.3 million from 2018. The largest portion of the underwritings shortfall was related to our leveraged finance business, which was primarily due to the overall slowdown in leveraged finance issuance across the U.S. and Europe, particularly in the single-B rated market, which is our primary market. Our advisory revenues declined 6.4% to $767.4 million from2018, against a backdrop of an 11% decline in industry-wide merger and acquisition fees across the U.S. and Europe during this period, according to Dealogic.

•
Investment banking revenues for 2019 also include net revenues of $22.3 million from our share of the net results of the Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with net revenues of $98.6 million for 2018. The decrease in these results was due to the volatility experienced in the leveraged loan markets in 2019, which drove a decline in overall loan origination activity. The results for Jefferies Finance for 2019 also include $12.5 million in costs from refinancing its debt.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	Net revenues for 2019 also included asset management revenues of $76.5 million, compared with a net loss of $1.1 million for 2018, primarily due to higher investment returns.

•
Net revenues from our other business category for 2019 were $58.5 million, compared with $45.3 million for 2018. Results for 2019 include net revenues of $88.2 million due to our share of income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with net revenues of $20.0 million for 2018, reflecting two months of revenues, as Jefferies transferred its 50% interest in Berkadia to us on October 1, 2018. The results for 2018 also included foreign currency gains.

Expenses

•	Non-interest expenses for 2019 increased $14.2 million, or 0.5%, to $2,787.9 million, compared with $2,773.7 million for 2018.

•
Compensation and benefits expense for 2019 was $1,684.1 million, a decrease of $52.2 million, or 3.0%, from 2018. Compensation and benefits expense as a percentage of Net revenues was 54.1% for 2019, compared with 54.5% in 2018.

•	Non-compensation expenses for 2019 increased $66.4 million, or 6.4%, to $1,103.8 million, compared with $1,037.4 million for 2018.
Headcount

•
At November 30, 2019, we had 3,815 employees globally, an increase of 219 employees from our headcount of 3,596 at November 30, 2018. Our headcount increased primarily as a result of continued hiring in investment banking, as well as additions in our asset management and equities businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Revenues by Source
For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our Investment Banking and Capital Markets businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, including the net interest cost of allocated long-term debt, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2019		2018		2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2019	2018
Equities	$773,979	24.9%	$665,557	20.9%	$674,424	21.1%	16.3%	(1.3)%
Fixed income	681,362	21.9	559,712	17.6	618,388	19.3	21.7%	(9.5)%
Total capital markets	1,455,341	46.8	1,225,269	38.5	1,292,812	40.4	18.8%	(5.2)%

Advisory	767,421	24.6	820,042	25.8	770,092	24.1	(6.4)%	6.5%

Equity underwriting	361,972	11.6	454,555	14.3	344,973	10.8	(20.4)%	31.8%
Debt underwriting	407,336	13.1	635,606	19.9	649,220	20.3	(35.9)%	(2.1)%
Total underwriting	769,308	24.7	1,090,161	34.2	994,193	31.1	(29.4)%	9.7%
Other investment banking	(14,617)	(0.5)	3,638	0.1	19,776	0.6	N/M	(81.6)%
Total investment banking	1,522,112	48.8	1,913,841	60.1	1,784,061	55.8	(20.5)%	7.3%

Other	58,535	1.9	45,316	1.4	92,987	2.9	29.2%	(51.3)%

Total Investment Banking and Capital Markets (1)(2)	3,035,988	97.5	3,184,426	100.0	3,169,860	99.1	(4.7)%	0.5%

Asset management fees and revenues (3)	20,285	0.7	21,214	0.7	19,224	0.6	(4.4)%	10.4%
Investment return (4)(5)	96,805	3.1	16,971	0.5	20,581	0.6	470.4%	(17.5)%
Allocated net interest (4)(6)	(40,548)	(1.3)	(39,235)	(1.2)	(11,556)	(0.3)	3.3%	239.5%
Total Asset Management	76,542	2.5	(1,050)	—	28,249	0.9	N/M	N/M

Net revenues	$3,112,530	100.0%	$3,183,376	100.0%	$3,198,109	100.0%	(2.2)%	(0.5)%
N/M — Not Meaningful

(1)	Includes net interest revenues (expenses) of $74.0 million, $8.5 million and $(58.6) million for 2019, 2018 and 2017, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

(3)	The amount for 2019 includes revenues of $3.1 million from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

(4)
Beginning with the first quarter of 2019, Net revenues attributed to the Investment return in our Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnotes 5 and 6 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We offer third-party investors the opportunity to co-invest in our asset management funds and separately managed accounts alongside us. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(5)	Includes net interest expenses of $8.9 million, $8.4 million and $4.8 million for 2019, 2018 and 2017, respectively.

(6)
Allocated net interest represents the allocation of our long-term debt interest expense to our Asset Management reportable segment, net of interest income on our Cash and cash equivalents and other sources of liquidity. For discussion of our sources of liquidity, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
2019 Compared with 2018

•
In 2019, certain of our equities businesses achieved high rankings by Greenwich Associates. This includes ranking #1 in U.S. electronic trading, U.S. small and mid-cap trading, U.S. high touch sales trading and U.S., Europe, and Asia (excluding Japan) convertibles sales and trading. In addition, we ranked #1 in U.S. healthcare desk strategy from Institutional Investor. We also ranked in the top five from Greenwich Associates in U.S. research sales and we ranked in the top ten from third-party market surveys in global cash equities, U.S. cash equities, U.S. options and U.K. cash equities.

•	Total equities net revenues were $774.0 million for 2019, an increase of $108.4 million, compared with $665.6 million for 2018.

•
Equities posted record results for 2019 for our overall global business across the U.S., Europe and Asia Pacific regions. Our results include records for our Europe and Asia cash equities, global electronic trading, global prime brokerage and global securities finance businesses.

•
Equities net revenues for 2019 increased compared with 2018 on strong performance across many of our businesses, which continue to be well-positioned with continued market share growth. The increase in our core global equities business was primarily driven by higher revenues across cash equities, electronic trading, convertibles, securities finance and prime brokerage. Results in our global cash equities businesses were primarily driven by record results in Europe and Asia. Our global electronic trading business was driven by continued growth in market share and increased trading volumes, particularly in Europe and Asia. Our global convertibles business benefited from significant growth due to the expansion of the business in London with a market-leading team and improved trading conditions. Stronger results in our prime services business, which reflects prime brokerage and securities finance, were driven by increased customer trading activity and the addition of a trading desk that provides outsourced services to clients.

•
The increase in our core global equities capital markets net revenues was partially offset by a decrease in our equity derivatives business, driven by a lower volatility trading environment and a decline in client activity.

•	The increase in our global equities business also included lower losses on certain block positions in 2019 as compared with 2018.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives.
2019 Compared with 2018

•
Fixed income net revenues totaled $681.4 million for 2019, an increase of $121.7 million compared with net revenues of $559.7 million for 2018, primarily due to more active markets throughout most of the current year and improved market conditions in the U.S., as well as the expansion of certain trading teams in 2019. The increase was partially offset by lower volatility in European rates and credit markets and certain risk assets. The following highlights the main components of the results:

◦
Revenues improved in our U.S. investment grade corporates business due to increased trading activity and increased investor demand as credit spreads tightened during 2019 compared to muted client activity and demand in 2018, while revenues in our U.S. rates business improved, as opportunities in the U.S. treasuries trading market were more present in 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

◦
Revenues in our leveraged credit business were strong due to improved results from secondary trading of par loans and bonds, as well as benefiting from various trading hires. Similarly, our Asia credit business was also well positioned to benefit from new hires, extended client reach and activity throughout most of the current year.

◦	Our global emerging markets business delivered higher net revenues in 2019 as compared with the prior year, primarily due to strong investor demand and increased volatility in certain countries.

◦
The current year also included higher revenues from our structured notes business due to higher trading and issuance volumes that benefited from a more established trading desk, as compared with the prior year.

◦
International rates revenues for 2019 declined as economic challenges and an ultra-low rate environment persisted in European countries, including continued concerns over Brexit, which resulted in limited trading opportunities. This compares with 2018 markets with higher levels of trading activity due to comparatively higher volatility.

◦
Revenues in our international securitized markets groups underperformed, as a more favorable trading environment in certain securitization businesses, primarily in Europe, was present in 2018. U.S. securitized markets businesses performance was flat year-over-year with mixed results in individual business lines.

Investment Banking Revenues
Investment banking is comprised of revenues from:

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•
underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities and equity and equity-linked securities and loan syndication;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

				% Change from Prior Year
	2019	2018	2017	2019	2018
Advisory	$767,421	$820,042	$770,092	(6.4)%	6.5%

Equity underwriting	361,972	454,555	344,973	(20.4)%	31.8%
Debt underwriting	407,336	635,606	649,220	(35.9)%	(2.1)%
Total underwriting	769,308	1,090,161	994,193	(29.4)%	9.7%
Other investment banking	(14,617)	3,638	19,776	N/M	(81.6)%
Total investment banking	$1,522,112	$1,913,841	$1,784,061	(20.5)%	7.3%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2019	2018	2017	2019	2018	2017
Advisory transactions (1)	195	195	181	$241.6	$193.9	$180.6
Public and private debt financings	779	969	1,121	190.7	270.1	292.1
Public and private equity and convertible offerings (2)	166	193	173	45.3	43.3	59.7

(1)	The number of advisory deals completed includes 16, 15 and 10 restructuring and recapitalization transactions during 2019, 2018 and 2017, respectively.

(2)	We acted as sole or joint bookrunner on 139, 179 and 164 offerings during 2019, 2018 and 2017, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

2019 Compared with 2018

•
Total investment banking revenues were $1,522.1 million for 2019, 20.5% lower than 2018. Substantially all of this decrease was due to lower underwriting revenue, with the largest portion of the underwriting shortfall related to our leveraged finance business. Most of our revenue shortfall in leveraged finance was due to the overall slowdown in leveraged finance issuance across the U.S. and Europe, particularly in the single-B rated market, which is our primary market.

•
Our advisory revenues were $767.4 million, down $52.6 million, or 6.4% lower than 2018. This performance was against a backdrop of an 11% decline in industry-wide merger and acquisition fees across the U.S. and Europe during this period, according to Dealogic.

•
Our underwriting revenues for 2019 were $769.3 million, down $320.9 million, or 29.4% from 2018. From equity and debt underwriting activities, we generated $362.0 million and $407.3 million in revenues, respectively, for 2019, compared with $454.6 million and $635.6 million in revenues, respectively, in 2018.

•
Other investment banking revenues were a loss of $14.6 million for 2019, compared with revenues of $3.6 million for 2018. The results for 2019 include net revenues of $22.3 million from our share of the profits of the Jefferies Finance joint venture, compared to net revenues of $98.6 million for 2018. The decline in 2019 reflects volatility experienced in the leveraged loan markets throughout most of the year, which resulted in lower transaction volume as compared to 2018. The results for Jefferies Finance for 2019 also include $12.5 million in costs from refinancing its debt. Results in both years also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Other
Other is comprised of revenues from:

•	Berkadia and other strategic investments (other than Jefferies Finance);

•	principal investments in private equity and hedge funds managed by third parties or related parties and that are not part of our Leucadia Asset Management platform; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).
2019 Compared with 2018

•	Net revenues from our other business category totaled $58.5 million for 2019, an increase of $13.2 million compared with $45.3 million in 2018.

•
Results in 2019 include net revenues of $88.2 million due to our share of income from Berkadia, compared with net revenues of $20.0 million for 2018, reflecting two months of revenues, as Jefferies transferred its 50% interest in Berkadia to us on October 1, 2018. The results in both periods also include interest expenses in receipt of allocated long-term debt and mark-to-market decreases related to other strategic investments. Results in 2018 also included foreign currency gains.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us;

•	arrangements with strategic partners, which entitle us to portions of our partners’ revenues and/or profits; and

•	investment income from capital invested in and managed by our asset management business and other asset managers.
The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees during 2019 and 2018 are generally recognized once a year, typically in December, at the end of the performance period to the extent that the benchmark return has been met. Performance fees during 2017 were accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

				% Change from Prior Year
	2019	2018	2017	2019	2018
Asset management fees:
Equities	$3,623	$1,900	$2,718	90.7%	(30.1)%
Multi-asset	13,596	19,314	16,506	(29.6)%	17.0%
Total asset management fees	17,219	21,214	19,224	(18.8)%	10.4%
Revenue from arrangements with strategic partners (1)	3,066	—	—	N/M	—%
Total asset management fees and revenues	20,285	21,214	19,224	(4.4)%	10.4%
Investment return	96,805	16,971	20,581	470.4%	(17.5)%
Allocated net interest	(40,548)	(39,235)	(11,556)	3.3%	239.5%
Total Asset Management	$76,542	$(1,050)	$28,249	N/M	N/M
N/M — Not Meaningful

(1)	The amount for 2019 includes our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.
2019 Compared with 2018

•
Asset management net revenues for 2019 were $76.5 million, compared with a net loss of $1.1 million for 2018. The increase was primarily due to higher investment returns, as a result of improved performance in certain of our investments in separately managed accounts and funds and an increase in our investments in certain of these investments.

Assets under Management
Period end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2019	2018
Assets under management (1):
Equities	$110	$110
Multi-asset	730	1,353
Total	$840	$1,463

(1)
Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amount at November 30, 2019 also includes $150 million of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund.

Change in assets under management were as follows (in millions):

	Year Ended November 30,
	2019	2018
Assets under management:
Balance, beginning of period	$1,463	$1,489
Net cash flow out	(738)	83
Net market appreciation (depreciation)	115	(109)
Balance, end of period	$840	$1,463
The change in assets under management during 2019 is primarily due to redemptions from certain funds and separately managed accounts, partially offset by market appreciation and new subscriptions and investments from third-parties.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Investments
We invest in our asset management business through direct investments in hedge funds and through separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	November 30,
	2019	2018
Jefferies Group LLC; as manager:
Fund investments (1)	$22,695	$45,696
Separately managed accounts (2)	344,549	213,023
Total	$367,244	$258,719

Jefferies Financial Group Inc.; as manager:
Fund investments	$218,109	$213,456
Separately managed accounts (2)	43,153	277,538
Total	$261,262	$490,994

Third-party as asset manager:
Fund investments	$289,930	$10,093
Separately managed accounts (2)	266,484	261,790
Investments in asset managers (3)	—	32,360
Total	$556,414	$304,243

Total asset management investments (4)	$1,184,920	$1,053,956

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At November 30, 2019 and 2018, $22.6 million and $19.9 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
On November 27, 2019, we transferred to Jefferies our investments in asset managers. Refer to Note 20, Related Party Transactions, included in this Annual Report on Form 10-K, for further details on this transfer.

(4)
Of the $1,184.9 million total invested in the funds at November 30, 2019, $1,049.9 million was sourced from the proceeds of long-term and permanent capital, which attracted an internally calculated interest charge of $40.5 million. At November 30, 2019, we have borrowed $135.0 million under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by Jefferies Financial Group Inc., with a carrying value of $218.1 million. Interest expense associated with the Credit Facility is included in Investment return (see “Net Revenues by Source” herein).

Our asset management investments generated an investment return of $96.8 million and $17.0 million for 2019 and 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2019	2018	2017	2019	2018
Compensation and benefits	$1,684,054	$1,736,264	$1,829,096	(3.0)%	(5.1)%
Non-compensation expenses:
Floor brokerage and clearing fees	227,471	189,068	179,478	20.3%	5.3%
Underwriting costs	50,662	64,317	—	(21.2)%	N/M
Technology and communications	335,395	305,655	279,242	9.7%	9.5%
Occupancy and equipment rental	119,472	100,952	102,904	18.3%	(1.9)%
Business development	138,158	163,756	99,884	(15.6)%	63.9%
Professional services	162,668	139,885	114,711	16.3%	21.9%
Other	69,981	73,812	87,870	(5.2)%	(16.0)%
Total non-compensation expenses	1,103,807	1,037,445	864,089	6.4%	20.1%
Total non-interest expenses	$2,787,861	$2,773,709	$2,693,185	0.5%	3.0%
N/M — Not Meaningful
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of certain share-based and cash compensation awards to employees.

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

•	Refer to Note 15, Compensation Plans, included in this Annual Report on Form 10-K, for further details on compensation and benefits.
2019 Compared with 2018

•	Compensation and benefits expense was $1,684.1 million for 2019 compared with $1,736.3 million for 2018.

•	Compensation and benefits expense as a percentage of Net revenues was 54.1% for 2019 and 54.5% for 2018.

•	Compensation expense related to the amortization of share- and cash-based awards amounted to $341.4 million for 2019 compared with $302.0 million for 2018.

•
Employee headcount was 3,815 globally at November 30, 2019, an increase of 219 employees from our headcount of 3,596 at November 30, 2018. Our headcount increased, primarily as a result of continued hiring in investment banking, as well as additions in our asset management and equities businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
2019 Compared with 2018

•
Non-compensation expenses were $1,103.8 million for 2019, an increase of $66.4 million, or 6.4%, compared with $1,037.4 million for 2018. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearings fees due to an increase in trading volumes across the equities and fixed income businesses, as well as the growth in certain asset management funds and resultant trading activity. The higher expenses also included an increase in Technology and communication expenses related to costs associated with the development of various trading systems and our efforts to provide our professionals with leading digital tools to manage workflow and help us better serve our clients, as well as increased market data usage costs. Occupancy and equipment expenses increased primarily due to duplicative occupancy expenses related to relocating our office space in London. Professional services expenses increased due to an increase in consulting and legal fees. The increases were partially offset by lower Business development expenses and Underwriting costs due to a decline in investment banking engagements and activity related to our Jefferies Finance joint venture during the current year.

•	Non-compensation expenses as a percentage of Net revenues was 35.5% and 32.6% for 2019 and 2018, respectively.
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
2019 Compared with 2018

•	For 2019, the provision for income taxes was $80.3 million, an effective tax rate of 24.7%, compared with a provision for income taxes of $250.7 million, an effective tax rate of 61.2%, for 2018.

•
The decrease in the effective tax rate during 2019, as compared with 2018 is primarily due to the $165.1 million provisional tax charge related to the enactment of the Tax Act recorded in 2018. Of this amount, $112.7 million relates to the write down of our deferred tax asset, reflecting the impact of a lower federal tax rate of 21% on our deferred tax items. The remaining part of the provisional charge relates to a toll charge on the deemed repatriation of unremitted foreign earnings.

Refer to Note 16, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on income taxes.
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
Goodwill
At November 30, 2019, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,643.6 million (3.8% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2019.
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
The carrying values of goodwill by reporting unit at November 30, 2019 are as follows: $564.1 million in Investment Banking, $160.2 million in Equities and Wealth Management, $915.9 million in Fixed Income and $3.4 million in Asset Management.
The results of our assessment on August 1, 2019 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections and the fair values of our Investment Banking and Equities and Wealth Management reporting units exceeded their carrying values by 20% or higher. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes, capital market transaction levels and the expected growth prospects for certain business lines. At November 30, 2019, our Fixed Income reporting unit is the most sensitive to the forecast assumptions used in our market approach valuation. Reductions in trading volumes and/or declines from our expected level of performance in certain product areas assumed in our forecasts and which are affected by our economic outlook could cause a decline in the estimated fair value of our Fixed Income reporting units and a resulting impairment of a portion of our goodwill.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	November 30,
	2019	2018	% Change
Total assets	$43,516.1	$41,168.8	5.7%
Cash and cash equivalents	5,567.9	5,145.9	8.2%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796.8	708.0	12.5%
Financial instruments owned	16,363.4	16,399.5	(0.2)%
Financial instruments sold, not yet purchased	10,532.5	9,478.9	11.1%
Total Level 3 assets	332.2	336.7	(1.3)%

Securities borrowed	$7,624.6	$6,538.2	16.6%
Securities purchased under agreements to resell	4,299.6	2,785.8	54.3%
Total securities borrowed and securities purchased under agreements to resell	$11,924.2	$9,324.0	27.9%

Securities loaned	$1,525.1	$1,838.7	(17.1)%
Securities sold under agreements to repurchase	7,504.7	8,643.1	(13.2)%
Total securities loaned and securities sold under agreements to repurchase	$9,029.8	$10,481.8	(13.9)%
Total assets at November 30, 2019 and 2018 were $43.5 billion and $41.2 billion, respectively, an increase of 5.7%. During 2019, average total assets were approximately 22.0% higher than total assets at November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory was $16.4 billion at both November 30, 2019 and 2018. During the year ended November 30, 2019 our total Financial instruments owned was flat as a decline primarily in mortgage-backed and asset-backed securities was offset by increases primarily in corporate equity securities, government and federal agency obligations and loans and other receivables. Financial instruments sold, not yet purchased inventory was $10.5 billion at November 30, 2019, an increase of 11.1% from $9.5 billion at November 30, 2018, with the increase primarily driven by increases in corporate equity securities and government and federal agency obligations, partially offset by a decrease in derivative contracts inventory. Our overall net inventory position was $5.8 billion and $6.9 billion at November 30, 2019 and 2018, respectively. Our Level 3 financial instruments owned as a percentage of total Financial instruments owned declined to 1.9% at November 30, 2019 from 2.1% at November 30, 2018.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 27.9% from November 30, 2018 to November 30, 2019, due to increases in our matched book activity and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreements to repurchase decreased by 13.9% from November 30, 2018 to November 30, 2019, primarily due to an increase in the netting benefit of our collateralized financing transactions and a decrease in the firm financing of our inventory, partially offset by an increase in our matched book activity. Our average month end balance of total reverse repos and stock borrows during 2019 were 41.9% higher than the November 30, 2019 balance. Our average month end balance of total repos and stock loans during 2019 were 87.9% higher than the November 30, 2019 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2019	2018
Securities Purchased Under Agreements to Resell:
Year end	$4,300	$2,786
Month end average	7,762	5,232
Maximum month end	11,589	7,593
Securities Sold Under Agreements to Repurchase:
Year end	$7,505	$8,643
Month end average	14,686	12,704
Maximum month end	19,654	15,579
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		November 30,
		2019	2018
Total assets		$43,516,115	$41,168,773

Total equity		$6,129,747	$6,182,404

Total Jefferies Group LLC member’s equity		$6,125,472	$6,180,493
Deduct:	Goodwill and intangible assets	(1,814,141)	(1,824,638)
Tangible Jefferies Group LLC member’s equity		$4,311,331	$4,355,855

Leverage ratio (1)		7.1	6.7
Tangible gross leverage ratio (2)		9.7	9.0

(1)	Leverage ratio equals total assets divided by total equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.3 billion at November 30, 2019 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2019, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2019	Average Balance Quarter ended November 30, 2019 (1)	November 30, 2018
Cash and cash equivalents:
Cash in banks	$983,816	$2,124,015	$2,333,476
Money market investments (2)	4,584,087	2,230,982	2,812,410
Total cash and cash equivalents	5,567,903	4,354,997	5,145,886
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	972,624	997,036	958,539
Other (4)	377,296	496,075	499,576
Total other sources	1,349,920	1,493,111	1,458,115
Total cash and cash equivalents and other liquidity sources	$6,917,823	$5,848,108	$6,604,001
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.9%		16.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.6%		16.8%

(1)	Average balances are calculated based on weekly balances.

(2)
At November 30, 2019 and 2018, $4,496.7 million and $2,250.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $87.4 million and $562.4 million at November 30, 2019 and 2018, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2019 was $1,886.0 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2019, we had the ability to readily obtain repurchase financing for 74.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2019 and 2018 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30,
	2019		2018
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,403,589	$256,624	$1,907,064	$317,189
Corporate debt securities	1,893,605	29,412	1,775,721	104,685
U.S. government, agency and municipal securities	2,894,264	151,414	2,648,843	294,030
Other sovereign obligations	2,633,636	969,800	2,626,212	840,578
Agency mortgage-backed securities (1)	1,757,077	—	2,972,638	—
Loans and other receivables	655,120	—	272,201	—
Total	$12,237,291	$1,407,250	$12,202,679	$1,556,482

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
Average liquid financial instruments were $16.3 billion and $13.0 billion for 2019 and 2018, respectively. Average unencumbered liquid financial instruments were $1.6 billion for both 2019 and 2018.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 67.6% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at November 30, 2019.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2019, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, and equity-linked notes totaled $548.5 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $555.4 million and $472.6 million for 2019 and 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Credit Facility. On December 27, 2018, one of our subsidiaries entered into a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At November 30, 2019, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At November 30, 2019, we were in compliance with all debt covenants under the Intraday Credit Facility.

On March 28, 2019, we entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. For further information on this promissory note, refer to Note 9, Investments, in our consolidated financial statements included in this Annual Report on Form 10-K.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2019, the outstanding notes were $2.5 billion, bear interest at a spread over LIBOR and mature from February 2020 to July 2021.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2019 and 2018, we had total long-term capital of $12.3 billion and $11.8 billion resulting in a long-term debt to equity capital ratio of 1.01:1 and 0.92:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at November 30, 2019 and 2018 was as follows (in thousands):

	November 30,
	2019	2018
Long-Term Debt (1)	$6,213,648	$5,657,420
Total Equity	6,129,747	6,182,404
Total Long-Term Capital	$12,343,395	$11,839,824

(1)
Long-term debt at November 30, 2019 excludes $550.6 million of our 2.375% Euro Medium Term Notes, as these notes mature on May 20, 2020, $189.1 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2018 excludes $5.7 million of our structured notes, as these notes matured on February 26, 2019, $699.7 million of our 8.500% senior notes, as these notes mature on July 15, 2019 and $183.5 million of our outstanding borrowings under our Revolving Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt
During 2019, long-term debt increased by $457.1 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $498.9 million, net of retirements. In addition, on July 19, 2019, under our $2.5 billion Euro Medium Term Note Program, we issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. The increase in long-term debt was partially offset by repayments of $680.8 million of our 8.500% Senior Notes. At November 30, 2019, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at November 30, 2019 was $1,215.3 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2019, borrowings under the Revolving Credit Facility amounted to $189.1 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the year and at November 30, 2019, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2019, we were in compliance with all covenants under the Loan and Security Agreement.
At November 30, 2019, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 9.1 years.
Our long-term debt ratings at November 30, 2019 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s (1)	BBB	Stable
Fitch Ratings	BBB	Stable

(1)	On November 25, 2019, Standard and Poor’s (“S&P”) upgraded our long-term debt rating from BBB- to BBB and revised our rating outlook from positive to stable.
At November 30, 2019, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	Baa2	Stable	Baa2	Stable
S&P (1)	BBB+	Stable	BBB+	Stable

(1)	On November 25, 2019, S&P upgraded the long-term debt rating on Jefferies LLC and Jefferies International Limited from BBB to BBB+ and revised our rating outlook from positive to stable.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2019, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $72.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above.
Equity Capital
As compared to November 30, 2018, the decrease to total Jefferies Group LLC member’s equity at November 30, 2019 is primarily attributed to dividend distributions to Jefferies, partially offset by net earnings during 2019. In addition, during 2019, we recognized gains due to foreign currency translation adjustments of $6.4 million, the majority of which is due to our £702.2 million investment in our London subsidiaries at November 30, 2019. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Annual Report on Form 10-K.
During 2019, we paid distributions of $311.1 million to Jefferies. At November 30, 2019, we have accrued a distribution payable of $12.6 million, based on our results for the three months ended November 30, 2019.
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
At November 30, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,644,980	$1,527,951
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
On March 29, 2017, the United Kingdom notified the European Council and triggered a period to negotiate its withdrawal from the European Union (“Brexit”). While, there is ongoing uncertainty as to the terms and any potential transition periods related to Brexit, we have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. Our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.

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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At November 30, 2019, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
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
Contractual Obligations
The table below provides information about our contractual obligations at November 30, 2019. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$550.6	$774.7	$642.2	$565.0	$4,231.8	$6,764.3
Revolving credit facility (1)	—	189.1	—	—	—	189.1
Secured bank loan (1)	—	50.0	—	—	—	50.0
Interest payment obligations on long-term debt (2)	328.2	282.5	463.9	413.5	1,528.2	3,016.3
Operating leases (net of subleases) - premises and equipment (3)	58.0	60.4	120.5	116.2	329.9	685.0
Purchase obligations (4)	164.3	110.8	97.1	41.7	39.7	453.6
Total contractual obligations	$1,101.1	$1,467.5	$1,323.7	$1,136.4	$6,129.6	$11,158.3

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Amounts based on applicable interest rates at November 30, 2019.

(3)
For additional information on operating leases related to certain premises and equipment agreement, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2019 reflect the minimum contractual obligations under legally enforceable contracts.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Subsequent to November 30, 2019 and on or before January 31, 2020, we expect to make cash payments of $810.6 million related to compensation awards for fiscal 2019. See Note 15, Compensation Plans, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

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
Governance and Risk Management Structure
Our Board of Directors (“Board”) and Risk and Liquidity Oversight Committee (“Committee”). Our Board and Committee play an important role in reviewing our risk management process and risk tolerance. The Committee assists the Board in its oversight of: (i) the Company’s enterprise risk management, (ii) the Company’s capital, liquidity and funding guidelines and policies and (iii) the performance of the Company’s Chief Risk Officer. Our Global Chief Risk Officer (“CRO”) and Global Treasurer meet with the Committee on no less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions. Additionally, our risk management team continuously monitors our various businesses, the level of risk the businesses are taking and the efficacy of potential risk mitigation strategies and presents this information to our senior management and the Committee.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Our average daily VaR increased to $8.79 million for 2019 from $7.56 million for 2018. The increase was primarily due to higher equity price risk, partially offset by lower interest rate volatility and an increase in the diversification benefit. The increase in the average equity price risk was primarily due to the transfer to us by Jefferies, in the fourth quarter of 2018, of investments in certain separately managed accounts and funds. See Note 20, Related Party Transactions, for further details on this transaction.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at November 30, 2019				VaR at November 30, 2018
		Daily VaR for 2019				Daily VaR for 2018
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates	$4.81	$4.47	$6.22	$2.58	$5.33	$4.88	$6.82	$2.18
Equity Prices	5.07	7.94	13.17	4.75	8.47	5.51	13.56	3.08
Currency Rates	0.32	0.25	1.41	0.06	0.09	0.12	0.24	0.02
Commodity Prices	0.64	0.89	2.43	0.40	0.48	0.53	1.51	0.24
Diversification Effect (2)	(6.14)	(4.76)	N/A	N/A	(3.12)	(3.48)	N/A	N/A
Firmwide	$4.70	$8.79	$14.83	$4.70	$11.25	$7.56	$14.73	$4.76

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2019, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Daily Net Trading Revenue
There were 33 days with trading losses out of a total of 250 trading days in 2019. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2019 (in millions).

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2019 (in thousands):

10% Sensitivity
Investment in funds (1)	$57,031
Private investments	24,036
Corporate debt securities in default	8,493
Trade claims	1,345

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at November 30, 2019, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:

•
Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Annual Report on Form 10-K. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 20, Related Party Transactions, in our consolidated financial statements included in this Annual Report on Form 10-K.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Policy and is approved by our Board of Directors. The loans outstanding to certain of our officers and employees are extended pursuant to a review by our most senior management.
Current counterparty credit exposures at November 30, 2019 and 2018 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
AAA Range	$—	$—	$1.5	$3.2	$—	$—	$1.5	$3.2	$4,584.1	$2,981.2	$4,585.6	$2,984.4
AA Range	45.2	45.1	43.0	45.3	3.7	4.2	91.9	94.6	5.3	111.6	97.2	206.2
A Range	1.1	0.3	531.9	573.3	152.4	97.9	685.4	671.5	976.3	1,865.9	1,661.7	2,537.4
BBB Range	250.2	250.1	140.9	206.6	48.3	15.5	439.4	472.2	1.6	2.3	441.0	474.5
BB or Lower	15.0	—	6.6	5.5	154.1	15.7	175.7	21.2	—	107.5	175.7	128.7
Unrated	94.2	119.3	—	—	6.8	—	101.0	119.3	0.6	77.4	101.6	196.7
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Asia/Latin America/Other	$15.0	$—	$50.5	$30.2	$0.3	$0.1	$65.8	$30.3	$100.4	$304.0	$166.2	$334.3
Europe	—	0.3	324.1	427.0	101.1	27.3	425.2	454.6	74.1	170.8	499.3	625.4
North America	390.7	414.5	349.3	376.7	263.9	105.9	1,003.9	897.1	5,393.4	4,671.1	6,397.3	5,568.2
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Asset Managers	$—	$—	$1.7	$0.6	$—	$—	$1.7	$0.6	$4,584.1	$2,812.4	$4,585.8	$2,813.0
Banks, Broker-dealers	250.7	250.4	526.7	619.6	206.8	118.9	984.2	988.9	983.8	2,333.5	1,968.0	3,322.4
Corporates	81.3	92.9	—	—	154.4	7.2	235.7	100.1	—	—	235.7	100.1
Other	73.7	71.5	195.5	213.7	4.1	7.2	273.3	292.4	—	—	273.3	292.4
Total	$405.7	$414.8	$723.9	$833.9	$365.3	$133.3	$1,494.9	$1,382.0	$5,567.9	$5,145.9	$7,062.8	$6,527.9
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at November 30, 2019 and 2018 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2

	November 30, 2018
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Finland	$279.8	$(6.7)	$—	$—	$—	$—	$1.0	$273.1	$274.1
Japan	97.7	(92.8)	8.0	—	11.3	—	136.9	24.2	161.1
Italy	1,778.1	(1,267.5)	(354.5)	—	0.2	0.1	—	156.4	156.4
United Kingdom	311.6	(168.2)	(30.3)	0.3	63.1	18.5	(56.4)	195.0	138.6
Belgium	65.4	(39.8)	2.8	—	—	—	107.3	28.4	135.7
Netherlands	317.4	(316.1)	70.4	—	39.5	—	—	111.2	111.2
Germany	175.4	(384.8)	129.4	—	89.7	1.3	93.3	11.0	104.3
Switzerland	100.5	(50.1)	5.7	—	37.7	2.7	3.8	96.5	100.3
Hong Kong	13.8	(39.7)	3.5	—	0.5	—	84.9	(21.9)	63.0
Singapore	21.1	(1.4)	1.0	—	0.1	—	31.2	20.8	52.0
Total	$3,160.8	$(2,367.1)	$(164.0)	$0.3	$242.1	$22.6	$402.0	$894.7	$1,296.7
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
Management evaluated our internal control over financial reporting as of November 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2019, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Group LLC and subsidiaries (the “Company”) as of November 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended November 30, 2019, and the related notes and the schedules listed in the Index at Items 15(a)(1) and 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of certain Level 2 and Level 3 Financial Assets and Liabilities - Refer to Note 4 to the financial statements

Critical Audit Matter Description
The Company estimates fair value for certain financial assets and liabilities utilizing models and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, these financial assets and liabilities are not actively traded, and fair value is determined based on significant judgments regarding models, unobservable inputs and valuation methodologies. Such assets and liabilities can be classified as Level 2 or Level 3.
We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the unobservable inputs, complexity of models and methodologies used by management to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for certain Level 2 and Level 3 financial assets and liabilities included the following procedures, among others:

•	We tested the operating effectiveness of the Company’s valuation controls, including the:

◦	Independent price verification controls.

◦	Pricing model controls which are designed to review a model’s theoretical soundness and its appropriateness.

•	With the assistance of our fair value specialist, we evaluated the reasonableness of management’s valuation methodology and estimates and:

◦	We developed valuation estimates, using externally sourced inputs and models, and compared to management’s recorded value and investigated differences.

◦	We compared management’s assumptions utilized within management’s models to external sources.

•	We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to subsequent transactions, when available.

/s/ Deloitte & Touche LLP
New York, NY
January 29, 2020

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Group LLC and subsidiaries (the “Company”) as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2019, of the Company and our report dated January 29, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, NY
January 29, 2020

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2019	2018
ASSETS
Cash and cash equivalents (includes $1,154 and $1,096 at November 30, 2019 and 2018, respectively, related to consolidated VIEs)	$5,567,903	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	796,797	707,960
Financial instruments owned, at fair value (includes securities pledged of $12,058,522 and $13,059,802 at November 30, 2019 and 2018, respectively; and $339 and $380 at November 30, 2019 and 2018, respectively, related to consolidated VIEs)	16,363,374	16,399,526
Loans to and investments in related parties	944,509	997,524
Securities borrowed	7,624,642	6,538,212
Securities purchased under agreements to resell (includes $25,000 and $0 at fair value at November 30, 2019 and 2018, respectively)	4,299,598	2,785,758
Securities received as collateral	9,500	—
Receivables:
Brokers, dealers and clearing organizations	3,007,949	3,218,984
Customers	1,490,876	2,017,090
Fees, interest and other	323,067	327,083
Premises and equipment	350,433	304,026
Goodwill	1,643,599	1,642,170
Other assets	1,093,868	1,084,554
Total assets	$43,516,115	$41,168,773
LIABILITIES AND EQUITY
Short-term borrowings (includes $20,981 and $0 at fair value at November 30, 2019 and 2018, respectively)	$548,490	$387,492
Financial instruments sold, not yet purchased, at fair value	10,532,460	9,478,944
Collateralized financings:
Securities loaned	1,525,140	1,838,688
Securities sold under agreements to repurchase	7,504,670	8,643,069
Other secured financings (includes $2,465,800 and $881,472 at November 30, 2019 and 2018, respectively, related to consolidated VIEs)	2,467,819	881,472
Obligation to return securities received as collateral	9,500	—
Payables:
Brokers, dealers and clearing organizations	2,555,178	2,448,059
Customers	3,808,609	3,176,727
Accrued expenses and other liabilities (includes $1,546 and $642 at November 30, 2019 and 2018, respectively, related to consolidated VIEs)	1,431,144	1,585,635
Long-term debt (includes $1,215,285 and $686,170 at fair value at November 30, 2019 and 2018, respectively)	7,003,358	6,546,283
Total liabilities	37,386,368	34,986,369
EQUITY
Member’s paid-in capital	6,329,677	6,376,662
Accumulated other comprehensive income (loss):
Currency translation adjustments	(179,378)	(185,804)
Changes in instrument specific credit risk	(18,889)	(5,728)
Cash flow hedges	—	470
Additional minimum pension liability	(6,079)	(4,761)
Available-for-sale securities	141	(346)
Total accumulated other comprehensive loss	(204,205)	(196,169)
Total Jefferies Group LLC member’s equity	6,125,472	6,180,493
Noncontrolling interests	4,275	1,911
Total equity	6,129,747	6,182,404
Total liabilities and equity	$43,516,115	$41,168,773
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Revenues:
Commissions and other fees	$676,309	$663,465	$617,020
Principal transactions	769,258	524,296	796,633
Investment banking	1,528,729	1,910,203	1,764,285
Asset management fees and revenues	20,285	21,214	20,490
Interest	1,496,529	1,207,095	905,601
Other	93,422	103,359	74,553
Total revenues	4,584,532	4,429,632	4,178,582
Interest expense	1,472,002	1,246,256	980,473
Net revenues	3,112,530	3,183,376	3,198,109
Non-interest expenses:
Compensation and benefits	1,684,054	1,736,264	1,829,096
Non-compensation expenses:
Floor brokerage and clearing fees	227,471	189,068	179,478
Technology and communications	335,395	305,655	279,242
Occupancy and equipment rental	119,472	100,952	102,904
Business development	138,158	163,756	99,884
Professional services	162,668	139,885	114,711
Underwriting costs	50,662	64,317	—
Other	69,981	73,812	87,870
Total non-compensation expenses	1,103,807	1,037,445	864,089
Total non-interest expenses	2,787,861	2,773,709	2,693,185
Earnings before income taxes	324,669	409,667	504,924
Income tax expense	80,284	250,650	147,340
Net earnings	244,385	159,017	357,584
Net earnings (loss) attributable to noncontrolling interests	(1,644)	256	86
Net earnings attributable to Jefferies Group LLC	$246,029	$158,761	$357,498
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Net earnings	$244,385	$159,017	$357,584
Other comprehensive income (loss), net of tax:
Currency translation adjustments (1)	6,426	(85,554)	53,396
Changes in instrument specific credit risk (2)	(13,161)	22,160	(21,394)
Cash flow hedges (3)	(470)	1,406	(936)
Minimum pension liability adjustments (4)	(1,318)	4,285	312
Unrealized gain on available-for-sale securities (5)	487	311	—
Total other comprehensive income (loss), net of tax (6)	(8,036)	(57,392)	31,378
Comprehensive income	236,349	101,625	388,962
Net earnings (loss) attributable to noncontrolling interests	(1,644)	256	86
Comprehensive income attributable to Jefferies Group LLC	$237,993	$101,369	$388,876

(1)
The amounts include income tax benefits (expenses) of approximately $(3.2) million and $8.9 million during the year ended November 30, 2019 and 2018, respectively, related to the impact of certain discrete items related to tax planning for our non-U.S. subsidiaries in connection with the Tax Cuts and Jobs Act (the “Tax Act”). The amount during the year ended November 30, 2018 also includes a gain of $20.5 million related to foreign currency gains, which was reclassified to Other revenues within the Consolidated Statements of Earnings.

(2)
The amounts include income tax benefits (expenses) of approximately $4.5 million, $(15.5) million, and $13.2 million for the years ended November 30, 2019, 2018 and 2017, respectively. The amount for the year ended November 30, 2019 includes a gain of $0.4 million, net of taxes of $0.2 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amount during the year ended November 30, 2018 includes a gain of $0.9 million, net of taxes of $0.3 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues within the Consolidated Statements of Earnings and also includes $(6.5) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(3)
The amounts include income tax benefits (expenses) of approximately $0.2 million, $(0.8) million, and $0.6 million for the years ended November 30, 2019, 2018 and 2017, respectively. The cash flow hedge loss of $0.5 million during the year ended November 30, 2019 was reclassified to Other revenues within the Consolidated Statement of Earnings due to the sale of all of our common shares of Epic Gas Ltd. (“Epic Gas”). Refer to Note 9, Investments, for further information. The amount during the year ended November 30, 2018 also includes $(0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(4)
The amounts include income tax benefits (expenses) of $0.5 million, $(0.7) million and $0.1 million for the years ended November 30, 2019, 2018 and 2017, respectively. The amount during the year ended November 30, 2019 includes pension losses of $(0.1) million, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings. The amount during the year ended November 30, 2018 includes $5.3 million related to the transfer of the German Pension Plan and $(0.3) million, net of taxes of $0.1 million, related to pension losses, which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and $(0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital.

(5)	The amounts for the years ended November 30, 2019 and 2018 include income tax expense of approximately $0.2 million and $0.1 million, respectively.

(6)	None of the components of other comprehensive income are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Member’s paid-in capital:
Balance, beginning of period	$6,376,662	$5,895,601	$5,538,103
Cumulative effect of the adoption of the new revenue standard, net of tax	—	(6,121)	—
Net earnings attributable to Jefferies Group LLC	246,029	158,761	357,498
Contribution from Jefferies Financial Group Inc.	—	600,247	—
Distribution to Jefferies Financial Group Inc.	(293,014)	(279,381)	—
Tax Cuts and Jobs Act adjustment	—	7,555	—
Balance, end of period	$6,329,677	$6,376,662	$5,895,601
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(196,169)	$(136,779)	$(168,157)
Contribution from Jefferies Financial Group Inc.	—	(1,998)	—
Currency translation adjustments	6,426	(85,554)	53,396
Changes in instrument specific credit risk	(13,161)	22,160	(21,394)
Cash flow hedges	(470)	1,406	(936)
Pension adjustments	(1,318)	4,285	312
Unrealized gain on available-for-sale securities	487	311	—
Balance, end of period	$(204,205)	$(196,169)	$(136,779)
Total Jefferies Group LLC member’s equity	$6,125,472	$6,180,493	$5,758,822
Noncontrolling interests:
Balance, beginning of period	$1,911	$737	$651
Net earnings (loss) attributable to noncontrolling interests	(1,644)	256	86
Contributions	6,600	10	—
Distributions	(2,592)	(7,408)	—
Consolidation of asset management entity	—	8,316	—
Balance, end of period	$4,275	$1,911	$737
Total equity	$6,129,747	$6,182,404	$5,759,559

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$244,385	$159,017	$357,584
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	40,942	15,250	1,977
Deferred income taxes	22,032	126,265	(43,246)
Income on loans to and investments in related parties	(85,169)	(73,662)	(109,395)
Distributions received on investments in related parties	144,320	62,949	21,038
Other adjustments	61,915	(127,698)	44,043
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(169)	64,911	163
Receivables:
Brokers, dealers and clearing organizations	211,065	(406,509)	(487,385)
Customers	526,238	(453,360)	(720,710)
Fees, interest and other	3,340	51,122	(68,177)
Securities borrowed	(1,103,708)	1,137,134	50,660
Financial instruments owned	35,908	(1,194,791)	(119,087)
Securities purchased under agreements to resell	(1,523,222)	807,619	234,740
Other assets	(41,844)	31,699	8,435
Payables:
Brokers, dealers and clearing organizations	111,757	252,698	(1,081,611)
Customers	631,854	512,760	366,721
Securities loaned	(301,727)	(964,137)	381
Financial instruments sold, not yet purchased	1,051,600	311,998	(279,282)
Securities sold under agreements to repurchase	(1,122,982)	36,956	1,838,793
Accrued expenses and other liabilities	(126,684)	(224,157)	524,304
Net cash provided by (used in) operating activities	(1,220,149)	126,064	539,946
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(32,669)	(1,929,603)	(3,161,619)
Distributions from loans to and investments in related parties	24,629	1,876,164	3,068,961
Net payments on premises and equipment	(116,330)	(71,445)	(72,653)
Purchase of Leucadia Investment Management Limited, net of cash paid	—	3,125	—
Proceeds from sale of Jefferies LoanCore	—	—	173,105
Consolidation (deconsolidation) of asset management entity	—	130	—
Cash received from contingent consideration	—	—	1,342
Net cash provided by (used in) investing activities	(124,370)	(121,629)	9,136
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from short-term borrowings	$1,732,232	$1,083,416	$274,230
Payments on short-term borrowings	(1,597,773)	(1,137,599)	(369,992)
Proceeds from issuance of long-term debt, net of issuance costs	1,239,891	1,367,243	1,116,798
Repayment of long-term debt	(823,875)	(1,035,700)	(186,444)
Distributions to Jefferies Financial Group Inc.	(311,131)	(248,684)	—
Net proceeds from (payments on) other secured financings	1,586,347	159,364	(33,468)
Net change in bank overdrafts	26,568	10,290	(5,650)
Proceeds from contributions of noncontrolling interests	6,600	10	—
Payments on distributions to noncontrolling interests	(2,592)	(7,408)	—
Net cash provided by financing activities	1,856,267	190,932	795,474
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,063)	(19,116)	11,707
Net increase in cash, cash equivalents and restricted cash	510,685	176,251	1,356,263
Cash, cash equivalents and restricted cash at beginning of period	5,819,027	5,642,776	4,286,513
Cash, cash equivalents and restricted cash at end of period	$6,329,712	$5,819,027	$5,642,776

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,480,559	$1,287,162	$1,025,576
Income taxes, net	84,119	196,553	8,910
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
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2019	2018
Cash and cash equivalents	$5,567,903	$5,145,886
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	761,809	673,141
Total cash, cash equivalents and restricted cash	$6,329,712	$5,819,027
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
On October 1, 2018, Jefferies transferred its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased Leucadia Investment Management Limited, an investment advisory company, from Leucadia Asset Management Holding LLC, a subsidiary of Jefferies. Refer to Note 20, Related Party Transactions, for further information.
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. For further information on our reportable business segments, refer to Note 19, Segment Reporting.
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
During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $28.3 million and $23.8 million for the years ended November 30, 2018 and 2017, respectively. There is no impact on Total revenues as a result of this change in presentation.
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
Investment Banking - Years Ended November 30, 2019 and 2018. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Consolidated Statements of Earnings and any expenses reimbursed by clients are recognized as Investment banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within Underwriting costs in the Consolidated Statements of Earnings.
Investment Banking - Year Ended November 30, 2017. Fees from mergers and acquisitions, restructuring and other investment banking advisory assignments or engagements and underwriting revenues are recorded when the services related to the underlying transactions are completed under the terms of the assignment or engagement. Expenses associated with such assignments are deferred until reimbursed by the client, the related revenue is recognized or the engagement is otherwise concluded. Expenses are recorded net of client reimbursements and netted against revenues. Unreimbursed expenses with no related revenues are included in Business development and Professional services expenses in our Consolidated Statements of Earnings.
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from arrangements with strategic partners, which entitle us to portions of our partners’ management company revenues and/or partners’ profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from arrangements with strategic partners is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
Asset Management Fees - Years Ended November 30, 2019 and 2018. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Asset Management Fees - Year Ended November 30, 2017. Management and administrative fees are generally recognized over the period that the related service is provided. Performance fees are accrued (or reversed) on a monthly basis based on measuring performance to date versus any relevant benchmark return hurdles stated in the investment management agreement. Performance fees are not subject to adjustment once the measurement period ends (generally annual periods) and the performance fees have been realized.

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
Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

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
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions. As the observability of prices and inputs may change for a financial instrument from period to period, this condition may cause a transfer of an instrument among the fair value hierarchy levels. The degree of judgment exercised in determining fair value is greatest for instruments categorized within Level 3.
Loans to and Investments in Related Parties
Loans to and investments in related parties include investments in private equity and other operating entities made in connection with our investment banking and capital markets activities in which we exercise significant influence over operating and capital decisions and loans issued in connection with such activities. Loans to and investments in related parties are accounted for using the equity method or at cost, as appropriate. Revenues on Loans to and investments in related parties are included in Other revenues in our Consolidated Statements of Earnings. See Note 9, Investments, and Note 20, Related Party Transactions, for additional information regarding certain of these investments.
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
For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative and the change in fair value of the long-term debt provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense.
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
At November 30, 2019 and 2018, furniture, fixtures and equipment, including amounts under capital leases, amounted to $500.3 million and $431.9 million, respectively, and leasehold improvements amounted to $262.1 million and $219.7 million, respectively. Accumulated depreciation and amortization was $411.9 million and $347.5 million at November 30, 2019 and 2018, respectively.
Depreciation and amortization expense amounted to $67.0 million, $56.2 million and $51.7 million for the years ended November 30, 2019, 2018 and 2017, respectively.
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
Share-based Compensation
Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. We account for forfeitures as they occur.
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
Securitization Activities
We engage in securitization activities related to corporate loans, consumer loans, commercial mortgage loans and mortgage-backed and other asset-backed securities. Transfers of financial assets to secured funding vehicles are accounted for as sales when we have relinquished control over the transferred assets. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer allocated between the assets sold and the retained interests, if any, based upon their respective fair values at the date of sale. We may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in Financial instruments owned within our Consolidated Statements of Financial Condition at fair value. Any changes in the fair value of such retained interests are recognized in Principal transactions revenues in our Consolidated Statements of Earnings.
When a transfer of assets does not meet the criteria of a sale, we account for the transfer as a secured borrowing and continue to recognize the assets of a secured borrowing in Financial instruments owned and recognize the associated financing in Other secured financings in our Consolidated Statements of Financial Condition.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The guidance is effective in the first quarter of fiscal 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability. The ROU asset and lease liability will be measured initially using the present value of the remaining rental payments. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements. The guidance allows an entity to apply a modified retrospective approach. We adopted both lease ASUs in the first quarter of fiscal 2020 under a modified retrospective approach. At transition on December 1, 2019, the adoption of this standard resulted in the recognition of ROU assets of $519.9 million and operating lease liabilities of $586.3 million reflected in Premises and equipment and Operating lease liabilities, respectively. Reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The guidance requires enhanced disclosures, which we will include in the footnotes to our consolidated financial statements beginning with the three months ended February 29, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $570.3 million and $322.9 million at November 30, 2019 and 2018, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2019
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,325,116	$218,403	$58,301	$—	$2,601,820
Corporate debt securities	—	2,472,213	7,490	—	2,479,703
Collateralized debt obligations and collateralized loan obligations	—	124,225	20,081	—	144,306
U.S. government and federal agency securities	2,101,624	158,618	—	—	2,260,242
Municipal securities	—	742,326	—	—	742,326
Sovereign obligations	1,330,026	1,405,827	—	—	2,735,853
Residential mortgage-backed securities	—	1,069,066	17,740	—	1,086,806
Commercial mortgage-backed securities	—	424,060	6,110	—	430,170
Other asset-backed securities	—	303,847	42,563	—	346,410
Loans and other receivables	—	2,395,211	64,240	—	2,459,451
Derivatives	2,809	1,812,659	14,889	(1,432,806)	397,551
Investments at fair value	—	32,688	75,738	—	108,426
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,759,575	$11,159,143	$307,152	$(1,432,806)	$15,793,064
Securities purchased under agreements to resell	$—	$—	$25,000	$—	$25,000
Securities received as collateral	$9,500	$—	$—	$—	$9,500

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,755,601	$7,438	$4,487	$—	$2,767,526
Corporate debt securities	—	1,471,142	340	—	1,471,482
U.S. government and federal agency securities	1,851,981	—	—	—	1,851,981
Sovereign obligations	1,363,475	941,065	—	—	2,304,540
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,600,228	9,463	—	1,609,691
Derivatives	871	2,066,064	92,057	(1,631,787)	527,205
Total financial instruments sold, not yet purchased	$5,971,928	$6,085,937	$106,382	$(1,631,787)	$10,532,460
Short-term borrowings	$—	$20,981	$—	$—	$20,981
Obligation to return securities received as collateral	$9,500	$—	$—	$—	$9,500
Long-term debt	$—	$735,216	$480,069	$—	$1,215,285

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2018
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$1,907,945	$118,681	$51,040	$—	$2,077,666
Corporate debt securities	—	2,683,180	9,484	—	2,692,664
Collateralized debt obligations and collateralized loan obligations	—	72,949	25,815	—	98,764
U.S. government and federal agency securities	1,789,614	56,592	—	—	1,846,206
Municipal securities	—	894,253	—	—	894,253
Sovereign obligations	1,769,556	1,043,409	—	—	2,812,965
Residential mortgage-backed securities	—	2,163,629	19,603	—	2,183,232
Commercial mortgage-backed securities	—	819,406	10,886	—	830,292
Other asset-backed securities	—	239,381	53,175	—	292,556
Loans and other receivables	—	2,056,593	46,985	—	2,103,578
Derivatives	12,186	2,524,988	5,922	(2,412,486)	130,610
Investments at fair value	—	—	113,831	—	113,831
Total financial instruments owned, excluding Investments at fair value based on NAV	$5,479,301	$12,673,061	$336,741	$(2,412,486)	$16,076,617

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,685,071	$1,444	$—	$—	$1,686,515
Corporate debt securities	—	1,505,618	522	—	1,506,140
U.S. government and federal agency securities	1,384,295	—	—	—	1,384,295
Sovereign obligations	1,735,242	661,095	—	—	2,396,337
Loans	—	1,371,630	6,376	—	1,378,006
Derivatives	26,471	3,585,249	27,536	(2,511,605)	1,127,651
Total financial instruments sold, not yet purchased	$4,831,079	$7,125,036	$34,434	$(2,511,605)	$9,478,944
Long-term debt	$—	$485,425	$200,745	$—	$686,170

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	27,952	12,108
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$570,310	$12,108

	November 30, 2018
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$15,338	$—
Equity Funds (3)	40,070	20,996
Commodity Fund (4)	10,129	—
Multi-asset Funds (5)	256,972	—
Other Funds (6)	400	—
Total	$322,909	$20,996

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in equity securities in domestic and international markets in both the public and private sectors. At November 30, 2019 and 2018, approximately 94% and 0%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At November 30, 2019 and 2018, approximately 6% and 97%, respectively, of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At November 30, 2019 and 2018, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2019 and 2018, investments representing approximately 5% and 15%, respectively, of the fair value of investments in this category are redeemable with 30 days prior written notice.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Securities Received as Collateral / Obligations to Return Securities Received as Collateral
In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within Level 1 of the fair value hierarchy.
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy, where market trades have been observed during the quarter, otherwise categorized within Level 3.
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2019 (in thousands):

	Balance at November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2019	For instruments still held at November 30, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$(10,380)	$69,065	$(28,159)	$(18,208)	$—	$(5,057)	$58,301	$(12,821)	$—
Corporate debt securities	9,484	(4,860)	8,900	(13,854)	(379)	—	8,199	7,490	(6,176)	—
CDOs and CLOs	25,815	(2,342)	49,658	(38,147)	(9,083)	—	(5,820)	20,081	(974)	—
RMBS	19,603	(1,669)	1,954	(2,472)	(152)	—	476	17,740	(530)	—
CMBS	10,886	(2,888)	206	(2,346)	(5,317)	—	5,569	6,110	(2,366)	—
Other ABS	53,175	433	104,097	(73,335)	(51,374)	—	9,567	42,563	(98)	—
Loans and other receivables	46,985	(5,505)	57,403	(48,350)	(5,068)	—	18,775	64,240	(3,319)	—
Investments at fair value	113,831	113	240	(38,446)	—	—	—	75,738	2,964	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(2,649)	$(4,322)	$11,458	$—	$—	$—	$4,487	$1,928	$—
Corporate debt securities	522	(381)	(457)	—	(524)	—	1,180	340	383	—
CMBS	—	35	—	—	—	—	—	35	35	—
Loans	6,376	(1,382)	(2,573)	6,494	—	—	548	9,463	1,382	—
Net derivatives (2)	21,614	(21,452)	(4,323)	36,144	2,227	—	42,958	77,168	12,098	—
Long-term debt	200,745	(18,662)	—	—	(11,250)	348,275	(39,039)	480,069	29,656	(10,993)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2019
During the year ended November 30, 2019, transfers of assets of $58.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Loans and other receivables of $27.4 million, other ABS of $12.1 million, corporate debt securities of $8.9 million, CMBS of $5.6 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.

During the year ended November 30, 2019, transfers of assets of $26.7 million from Level 3 to Level 2 are primarily attributed to:

•
CDOs and CLOs of $8.8 million, loans and other receivables of $8.6 million, corporate equity securities of $6.0 million and other ABS of $2.6 million due to greater pricing transparency supporting classification into Level 2.

During the year ended November 30, 2019, there were transfers of net derivatives of $57.2 million from Level 2 to Level 3 due to reduced observability of inputs and market data. Transfers of net derivatives from Level 3 to Level 2 were $14.3 million for the year ended November 30, 2019 due to greater observability of inputs and market data.
During the year ended November 30, 2019, there were transfers of structured notes of $22.6 million from Level 2 to Level 3 due to reduced market transparency. Transfers of structured notes from Level 3 to Level 2 were $61.7 million for the year ended November 30, 2019 due to greater market transparency.
Net losses on Level 3 assets were $27.1 million and net gains on Level 3 liabilities were $44.5 million for the year ended November 30, 2019. Net losses on Level 3 assets were primarily due to decreased market values in corporate equity securities, loans and other receivables, corporate debt securities, CMBS and CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives and valuations of certain structured notes.

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
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2018
During the year ended November 30, 2018, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	CDOs and CLOs of $17.3 million, CMBS of $16.3 million and RMBS of $15.3 million due to reduced price transparency.
During the year ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are primarily attributed to:

•	RMBS of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2017 (in thousands):

	Balance at November 30, 2016	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2017	Change in unrealized gain/ (losses) relating to instruments still held at November 30, 2017 (1)
Assets:
Financial instruments owned:
Corporate equity securities	$21,739	$3,262	$896	$(1,623)	$52	$—	$(2,317)	$22,009	$2,515
Corporate debt securities	25,005	(3,723)	36,850	(34,077)	(1,968)	—	3,949	26,036	(3,768)
CDOs and CLOs	54,354	(19,858)	112,239	(110,907)	(367)	—	(5,457)	30,004	(2,262)
Municipal securities	27,257	(1,547)	—	(25,710)	—	—	—	—	—
RMBS	38,772	(10,817)	6,805	(26,193)	(115)	—	17,625	26,077	(7,201)
CMBS	20,580	(5,346)	3,275	(5,263)	(1,018)	—	191	12,419	(6,976)
Other ABS	40,911	(17,705)	77,508	(8,613)	(25,799)	—	(5,173)	61,129	(12,562)
Loans and other receivables	81,872	24,794	63,768	(53,095)	(34,622)	—	(35,413)	47,304	17,451
Investments, at fair value	96,369	6,361	1,981	(10,157)	(1,100)	—	—	93,454	8,385
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$313	$60	$(373)	$48	$—	$—	$—	$48	$—
Corporate debt securities	523	(1)	—	—	—	—	—	522	1
CMBS	—	105	—	—	—	—	—	105	(105)
Loans	378	196	(385)	2,485	—	—	812	3,486	(2,639)
Net derivatives (2)	3,441	(1,638)	—	—	5,558	456	(1,071)	6,746	(17,740)
Other secured financings	418	(418)	—	—	—	—	—	—	—

(1)	Realized and unrealized gains/losses are reported in Principal transactions revenues in our Consolidated Statements of Earnings.

(2)	Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2017
During the year ended November 30, 2017, transfers of assets of $33.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	RMBS of $19.6 million and corporate debt securities of $8.3 million due to a lack of observable market transactions.
During the year ended November 30, 2017, transfers of assets of $60.4 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $40.9 million due to a greater price transparency supporting classification into Level 2.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2019 and 2018
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2019
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$29,017
Non-exchange-traded securities		Market approach	Price	$1	-	$140	$55
			Underlying stock price	$3	-	$5	$4
Corporate debt securities	$7,490	Scenario analysis	Estimated recovery percentage	23%	-	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—
CDOs and CLOs	$20,081	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	37%	29%
			Discount rate/yield	12%	-	21%	15%
RMBS	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3			—
			Discount rate/yield	3%			—
CMBS	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—
Other ABS	$42,563	Discounted cash flows	Cumulative loss rate	7%	-	31%	16%
			Duration (years)	0.5	-	3.0	1.5
			Discount rate/yield	7%	-	15%	11%
Loans and other receivables	$62,734	Market approach	Price	$36	-	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	-	104%	99%
Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	-	16	6
Unfunded commitments			Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—
Investments at fair value	$75,736
Private equity securities		Market approach	Price	$8	-	$250	$125
Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—
Loans	$9,463	Market approach	Price	$50	-	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—
Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	-	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	-	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—
Long-term debt
Structured notes	$480,069	Market approach	Price	$84	-	$108	$96
			Price	€74	-	€103	€91

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2018
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$43,664
Non-exchange-traded securities		Market approach	Price	$1	-	$75	$12
			Transaction level	$47			—
Corporate debt securities	$9,484	Market approach	Estimated recovery percentage	46%			—
			Transaction level	$80			—
CDOs and CLOs	$25,815	Discounted cash flows	Constant prepayment rate	10%	-	20%	18%
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	30%	26%
			Discount rate/yield	11%	-	16%	14%
		Scenario analysis	Estimated recovery percentage	2%			—
RMBS	$19,603	Discounted cash flows	Cumulative loss rate	4%			—
			Duration (years)	13			—
			Loss severity	0%			—
			Discount rate/yield	3%			—
		Market approach	Price	$100			—
CMBS	$9,444	Discounted cash flows	Cumulative loss rate	8%	-	85%	45%
			Duration (years)	1	-	3	1
			Loss severity	64%			—
			Discount rate/yield	2%	-	15%	6%
		Scenario analysis	Estimated recovery percentage	26%			—
			Price	$49			—
Other ABS	$53,175	Discounted cash flows	Cumulative loss rate	12%	-	30%	22%
			Duration (years)	1	-	2	1
			Discount rate/yield	6%	-	12%	8%
		Market approach	Price	$100			—
Loans and other receivables	$46,078	Market approach	Price	$50	-	$100	$96
		Scenario analysis	Estimated recovery percentage	13%	-	117%	105%
Derivatives	$4,602
Total return swaps		Market approach	Price	$97			—
Investments at fair value	$113,831
Private equity securities		Market approach	Price	$3	-	$250	$108
			Transaction level	$169			—
		Scenario analysis	Discount rate/yield	20%			—
			Revenue growth	0%			—
Financial Instruments Sold, Not Yet Purchased:
Loans	$6,376	Market approach	Price	$50	-	$101	$74
Derivatives	$27,536
Equity options		Option model/default rate	Default probability	0%			—
		Volatility benchmarking	Volatility	39%	-	62%	50%
Interest rate swaps		Market approach	Price	$20			—
Total return swaps			Price	$97			—
Long-term debt
Structured notes	$200,745	Market approach	Price	$78	-	$94	$86
			Price	€68	-	€110	€96

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices, reported NAV or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2019 and 2018, asset exclusions consisted of $31.9 million and $11.1 million, respectively, primarily comprised of corporate equity securities, loans and other receivables and certain derivatives. At November 30, 2019 and 2018, liability exclusions consisted of $0.4 million and $0.5 million, respectively, primarily comprised of corporate debt and CMBS.

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

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, RMBS, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities, corporate debt securities and private equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, total return swaps, interest rate swaps, unfunded commitments, RMBS, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the estimated recovery rates of the cash flow outcomes underlying the corporate debt securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CDOs and CLOs, CMBS, corporate debt and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes and securities purchased under agreements to resell, which are managed by our investment banking and capital markets businesses and are included in Long-term debt, Short-term borrowings and Securities purchased under agreements to resell in our Consolidated Statements of Financial Condition, respectively. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2019	2018	2017
Financial instruments owned:
Loans and other receivables	$(2,072)	$(3,856)	$22,088
Financial instruments sold, not yet purchased:
Loans	$656	$(46)	$—
Loan commitments	(1,089)	(739)	230
Long-term debt:
Changes in instrument specific credit risk (1)	$(20,332)	$38,064	$(34,609)
Other changes in fair value (2)	(25,144)	48,748	47,291
Short-term borrowings:
Changes in instrument specific credit risk (1)	$114	$—	$—
Other changes in fair value (2)	(863)	—	(681)

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	November 30,
	2019	2018
Financial instruments owned:
Loans and other receivables (1)	$1,546,516	$961,554
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	197,215	158,392
Long-term debt and short-term borrowings	74,408	114,669

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $22.2 million and $20.5 million at November 30, 2019 and 2018, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $127.0 million and $105.3 million at November 30, 2019 and 2018, respectively, which includes loans and other receivables 90 days or greater past due of $24.8 million and $19.4 million at November 30, 2019 and 2018, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain intangible assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the years ended November 30, 2019, 2018 and 2017 (in thousands):

	Carrying Value at November 30, 2019	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2019
Exchange ownership interests and registrations (1)	$2,443	$2,443	$—	$291

	Carrying Value at November 30, 2018	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2018
Exchange ownership interests and registrations (1)	$2,663	$2,663	$—	$9

	Carrying Value at November 30, 2017	Level 2	Level 3	Impairment Losses for the Year Ended November 30, 2017
Exchange ownership interests and registrations (1)	$2,672	$2,672	$—	$613

(1)
Impairment losses for exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership. (See Note 10, Goodwill and Intangible Assets.) The intangible assets are recognized for the years ended November 30, 2019, 2018 and 2017, primarily in the Fixed income reporting unit.

There were no assets measured at fair value on a non-recurring basis, which utilized Level 1 inputs during the years ended November 30, 2019, 2018 and 2017. There were no liabilities measured at fair value on a non-recurring basis during the years ended November 30, 2019, 2018 and 2017.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $35.0 million and $34.8 million at November 30, 2019 and 2018, respectively.

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
The following tables present the fair value and related number of derivative contracts at November 30, 2019 and 2018 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2019 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	190,570	9,255	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,801,694		2,158,992
Total gross derivative assets/ liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	867,271		906,153
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,066)		(676,016)
Net amounts per Consolidated Statements of Financial Condition (4)	$397,551		$527,205

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Year Ended November 30,
Gains (Losses)	2019	2018	2017
Interest rate swaps	$56,385	$(25,539)	$(2,091)
Long-term debt	(58,931)	27,363	8,124
Total	$(2,546)	$1,824	$6,033
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2019	2018	2017
Interest rate contracts	$(188,605)	$67,291	$2,959
Foreign exchange contracts	(4,016)	(304)	4,735
Equity contracts	(108,961)	(232,873)	(303,953)
Commodity contracts	(681)	1,112	(4,911)
Credit contracts	9,147	2,715	8,508
Total	$(293,116)	$(162,059)	$(292,662)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2019 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$44,065	$2,302	$7,442	$(6,612)	$47,197
Credit default swaps	49	1,059	15	(62)	1,061
Total return swaps	58,845	34,546	—	(554)	92,837
Foreign currency forwards, swaps and options	46,003	11,123	62	(4,855)	52,333
Fixed income forwards	986	—	—	—	986
Interest rate swaps, options and forwards	33,147	163,818	142,277	(15,032)	324,210
Total	$183,095	$212,848	$149,796	$(27,115)	518,624
Cross product counterparty netting					(32,208)
Total OTC derivative assets included in Financial instruments owned					$486,416

(1)	At November 30, 2019, we held net exchange-traded derivative assets and other credit agreements with a fair value of $37.2 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2019, cash collateral received was $126.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$25,342	$173,359	$77,052	$(6,612)	$269,141
Credit default swaps	1,245	3,688	8,160	(62)	13,031
Total return swaps	28,096	41,160	—	(554)	68,702
Foreign currency forwards, swaps and options	48,388	9,786	45	(4,855)	53,364
Fixed income forwards	581	—	—	—	581
Interest rate swaps, options and forwards	20,881	93,730	104,318	(15,032)	203,897
Total	$124,533	$321,723	$189,575	$(27,115)	608,716
Cross product counterparty netting					(32,208)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$576,508

(1)	At November 30, 2019, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $275.7 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2019, cash collateral pledged was $325.0 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2019 (in thousands):

Counterparty credit quality (1):
A- or higher	$107,146
BBB- to BBB+	30,888
BB+ or lower	193,338
Unrated	155,044
Total	$486,416

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9

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

	November 30,
	2019	2018
Derivative instrument liabilities with credit-risk-related contingent features	$42.9	$93.5
Collateral posted	(3.1)	(61.5)
Collateral received	114.1	91.5
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	154.0	123.3

(1)
These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Note 6. Collateralized Transactions
Our repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their short-term nature. We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

	November 30, 2019
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557

	November 30, 2018
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,505,218	$487,124	$1,992,342
Corporate debt securities	333,221	1,853,309	2,186,530
Mortgage-backed and asset-backed securities	249	2,820,543	2,820,792
U.S. government and federal agency securities	—	8,181,947	8,181,947
Municipal securities	—	604,274	604,274
Sovereign obligations	—	2,945,521	2,945,521
Loans and other receivables	—	300,768	300,768
Total	$1,838,688	$17,193,486	$19,032,174
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	November 30, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2018
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$807,347	$—	$560,417	$470,924	$1,838,688
Repurchase agreements	7,849,052	1,915,325	6,042,951	1,386,158	17,193,486
Total	$8,656,399	$1,915,325	$6,603,368	$1,857,082	$19,032,174

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2019 and 2018, the approximate fair value of securities received as collateral by us that may be sold or repledged was $28.7 billion and $23.1 billion, respectively. At November 30, 2019 and 2018, a substantial portion of the securities received by us had been sold or repledged.
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

	November 30, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral	9,500	—	9,500	—	—	9,500
Liabilities
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral	9,500	—	9,500	—	—	9,500

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2018
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,538,212	$—	$6,538,212	$(468,778)	$(1,193,986)	$4,875,448
Reverse repurchase agreements	11,336,175	(8,550,417)	2,785,758	(609,225)	(2,126,730)	49,803
Liabilities
Securities lending arrangements	$1,838,688	$—	$1,838,688	$(468,778)	$(1,343,704)	$26,206
Repurchase agreements	17,193,486	(8,550,417)	8,643,069	(609,225)	(7,070,967)	962,877

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

(3)
Amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $4,825.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,711.7 million, and $931.7 million of repurchase agreements, for which we have pledged securities collateral of $963.6 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $796.8 million and $708.0 million at November 30, 2019 and 2018, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

Note 7. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 8, Variable Interest Entities, for further discussion on VIEs and our determination of the primary beneficiary.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, and Note 2, Summary of Significant Accounting Policies, herein.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2019	2018	2017
Transferred assets	$4,780.9	$7,159.3	$4,552.9
Proceeds on new securitizations	4,852.8	7,165.3	4,594.5
Cash flows received on retained interests	48.3	48.5	28.7

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2019 and 2018.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2019		2018
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$10,671.7	$103.3	$13,633.5	$365.3
U.S. government agency CMBS	1,374.8	45.8	2,027.6	185.6
CLOs	3,006.7	58.4	3,512.0	20.9
Consumer and other loans	1,149.3	71.8	604.1	48.9

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
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 8, Variable Interest Entities.
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

•
Retained interests held as a result of securitization activities, including the resecuritization of mortgage-backed and other asset-backed securities and the securitization of mortgage, corporate and consumer loans;

•	Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;

•	Financing of agency and non-agency mortgage-backed and other asset-backed securities;

•	Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements and revolving loan and note commitments; and

•	Loans to, investments in and fees from various investment vehicles.
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
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2019 and 2018 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2019		2018
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$1.2	$—	$1.1
Financial instruments owned	—	0.3	—	0.4
Securities purchased under agreements to resell (1)	2,467.3	—	883.1	—
Total assets	$2,467.3	$1.5	$883.1	$1.5
Other secured financings (2)	$2,465.8	$—	$882.5	$—
Other liabilities (3)	1.5	0.2	0.6	0.2
Total liabilities	$2,467.3	$0.2	$883.1	$0.2

(1)	Securities purchased under agreements to resell represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(2)	Approximately $1.0 million of the secured financing represent amounts held by us in inventory and are eliminated in consolidation at November 30, 2018.

(3)	Approximately $0.2 million of the other liabilities amounts represent intercompany payables and are eliminated in consolidation at both November 30, 2019 and 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Secured Funding Vehicles. We are the primary beneficiary of asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	404.1	—	411.9	6,102.7
Total	$938.0	$0.6	$1,442.1	$16,373.9

	November 30, 2018
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$42.1	$—	$568.3	$3,088.9
Consumer loan and other asset-backed vehicles	462.1	—	807.1	3,273.1
Related party private equity vehicles	35.5	—	53.5	108.3
Other investment vehicles	95.0	—	99.1	3,558.1
Total	$634.7	$—	$1,528.0	$10,028.4

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:

•	Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;

•	Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;

•	Trading positions in securities issued in a CLO transaction; and

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Investments in variable funding notes issued by CLOs.
Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements. and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans, mortgage loans, and trade claims. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2019 and 2018, our total equity commitment in the JCP Entities were $133.0 million and $139.3 million, respectively, of which $121.7 million and $121.3 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $23.0 million and $35.5 million at November 30, 2019 and 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At November 30, 2019 and 2018, we had equity commitments to invest $398.6 million and $112.2 million, respectively, in various other investment vehicles, of which $390.8 million and $108.1 million was funded, respectively. The carrying value of our equity investments was $404.1 million and $95.0 million at November 30, 2019 and 2018, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles. In connection with our secondary trading and market making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, auto loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned in our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
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
At November 30, 2019 and 2018, we held $1,453.5 million and $2,913.0 million of agency mortgage-backed securities, respectively, and $134.8 million and $170.5 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Investments
At November 30, 2019, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 10% and 46% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee. In addition, we had investments in KCG Holdings, Inc. (“KCG”) and Jefferies LoanCore LLC (“Jefferies LoanCore”), which were sold on July 20, 2017 and October 31, 2017, respectively. Our investment in KCG was accounted for at fair value by electing the fair value option available under U.S. GAAP and changes in fair value were recognized in Principal transactions revenues in our Consolidated Statements of Earnings. Our investment in Jefferies LoanCore was accounted for under the equity method with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also originate other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. Jefferies Finance also purchases syndicated loans in the secondary market and acts as an investment advisor for various loan funds.
At November 30, 2019, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million for a combined total commitment of $1.5 billion. At November 30, 2019, we had funded $643.7 million of our $750.0 million commitment, leaving $106.3 million unfunded. The investment commitment is scheduled to expire on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2019. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2020 with automatic one year extensions absent a 60 days termination notice by either party. At November 30, 2019, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Year Ended November 30,
	2019	2018	2017
Interest income	$—	$1.2	$2.9
Unfunded commitment fees	1.3	1.2	1.0
Separate financial statements for Jefferies Finance are included in this Annual Report on Form 10-K. The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2019	2018
Total assets	$7,112.4	$7,776.5
Total liabilities	5,828.3	6,386.9
Total equity	1,284.1	1,389.6
Our total equity balance	642.0	694.8

	Year Ended November 30,
	2019	2018	2017
Net earnings	$44.5	$197.2	$181.7

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2019	2018	2017
Origination and syndication fee revenues (1)	$176.3	$377.7	$327.9
Origination fee expenses (1)	27.6	56.6	2.4
CLO placement fee revenues (2)	6.0	3.7	6.1
Derivative losses (3)	—	(1.6)	(1.1)
Underwriting fees (4)	3.9	0.3	—
Service fees (5)	60.8	61.7	50.7

(1)
We engage in debt underwriting transactions with Jefferies Finance related to the originations and syndications of loans by Jefferies Finance. In connection with such services, we earned fees, which are recognized in Investment banking revenues in our Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses in our Consolidated Statements of Earnings.

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2019 and 2018, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)
We have entered into participation agreements and derivative contracts with Jefferies Finance based upon certain securities issued by CLOs and we have recognized gains (losses) relating to the derivative contracts.

(4)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(5)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $17.2 million and $35.2 million at November 30, 2019 and 2018, respectively. At November 30, 2019, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities and Payables to customers in our Consolidated Statements of Financial Condition, were $13.7 million and $17.6 million, respectively. At November 30, 2018, we had $14.1 million of payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $4.7 million recorded in Payables—brokers, dealers and clearing organizations and $0.2 million recorded in Financial instruments sold, at fair value in our Consolidated Statements of Financial Condition at November 30, 2019. We recorded $0.2 million in Payables—brokers, dealers and clearing organizations and $0.4 million in Financial instruments sold, not yet purchased, at fair value in our Consolidated Statements of Financial Condition at November 30, 2018.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of selected financial information for Berkadia (in millions):

	November 30,
	2019	2018
Total assets	$2,809.8	$3,875.8
Total liabilities	2,213.2	3,331.5
Total equity	596.6	544.3
Our total equity balance	268.9	245.2

	Year Ended November 30, 2019	Two Months Ended November 30, 2018
Net earnings	$195.9	$44.4

At November 30, 2019 and 2018, we had commitments to purchase $360.4 million and $723.8 million, respectively, in agency CMBS from Berkadia. During the year ended November 30, 2019, we received $65.0 million in distributions from Berkadia on our equity interest.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $20.6 million and $31.9 million at November 30, 2019 and 2018, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, herein). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2019	2018	2017
Net gains (losses) from our investments in JCP Fund V	$(5.7)	$12.1	$(10.7)

At both November 30, 2019 and 2018, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2019 and 2018, our unfunded commitment relating to JCP Fund V was $9.4 million and $9.7 million, respectively.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we owned effectively 32.6% of the combined equity interests (in thousands):

	September 30,
	2019 (1)	2018 (1)
Total assets	$63,248	$90,731
Total liabilities	76	76
Total partners’ capital	63,172	90,655

	Nine Months Ended September 30, 2019 (1)	Three Months Ended December 31, 2018 (1)	Nine Months Ended September 30, 2018 (1)	Three Months Ended December 31, 2017 (1)	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)
Net increase (decrease) in net assets resulting from operations	$(19,070)	$(8,412)	$15,252	$19,712	$(24,630)	$(2,294)

(1)	Financial information for JCP Fund V within our results of operations at November 30, 2019 and 2018 and for the years ended November 30, 2019, 2018 and 2017 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At November 30, 2018, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the year ended November 30, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings. At November 30, 2018, our investment in Epic Gas of $21.7 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition.
The following is a summary of selected financial information for Epic Gas (in millions):

September 30, 2018 (1)
Total assets	$555.7
Total liabilities	312.6
Total equity	243.1

	Three Months Ended December 31, 2018 (1)	Nine Months Ended September 30, 2018 (1)	Three Months Ended December 31, 2017 (1)	Nine Months Ended September 30, 2017 (1)	Three Months Ended December 31, 2016 (1)
Net gains (losses)	$0.9	$(3.7)	$(16.4)	$(14.5)	$(15.9)

(1)
Financial information for Epic Gas in our financial position and results of operations at November 30, 2018 and for the years ended November 30, 2019, 2018 and 2017 is included based on the presented periods.

Jefferies LoanCore
Jefferies LoanCore, a commercial real estate finance company and a joint venture with the Government of Singapore Investment Corporation, the Canada Pension Plan Investment Board and LoanCore, LLC, originates and purchases commercial real estate loans throughout the U.S. and Europe. On October 31, 2017, we sold all of our membership interests (which constituted a 48.5% voting interest) in Jefferies LoanCore for approximately $173.1 million, the estimated book value at October 31, 2017. In addition, we may be entitled to additional cash consideration over the next three years in the event Jefferies LoanCore’s yearly return on equity exceeds certain thresholds. For the eleven months ended October 31, 2017, Jefferies LoanCore reported net earnings of $37.5 million. In connection with Jefferies LoanCore, we entered into master repurchase agreements and earned interest income and fees of $0.6 million during the years ended November 30, 2017, related to these agreements.

KCG
Our investment in KCG was sold on July 20, 2017. The change in the fair value of our investment in KCG was net gains of $93.4 million for the year ended November 30, 2017, and was included in Principal transactions revenues in our Consolidated Statements of Earnings. We had elected to record our investment in KCG at fair value under the fair value option, as the investment was acquired as part of our investment banking and capital markets activities. The valuation of our investment was based on the closing exchange price of KCG and included within Level 1 of the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2019	2018
Investment Banking and Capital Markets (1)	$1,640,201	$1,638,778
Asset Management (1)	3,398	3,392
Total goodwill	$1,643,599	$1,642,170

(1)
Accumulated goodwill impairments related to the Investment Banking and Capital Markets business segment were $51.9 million at both December 1, 2019 and 2018, and goodwill prior to these impairments was $1,692.1 million and $1,690.7 million at December 1, 2019 and 2018, respectively. Accumulated goodwill impairments related to the Asset Management business segment were $2.1 million at both December 1, 2019 and 2018, and goodwill prior to these impairments was $5.5 million at both December 1, 2019 and 2018.

The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30,
	2019	2018
Balance, at beginning of period	$1,642,170	$1,647,089
Translation adjustments	1,325	(5,319)
Goodwill acquired during the period (1)	104	400
Balance, at end of period	$1,643,599	$1,642,170

(1)
Goodwill acquired in the year ended November 30, 2019 was in connection with our purchase of an entity in Australia and relates to our Investment Banking and Capital Markets business segment. Goodwill acquired in the year ended November 30, 2018 was in connection with our purchase of LIML and relates to our Asset Management business segment.

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
Our annual goodwill impairment testing at August 1, 2019 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2019, goodwill allocated to these reporting units is $1,640.2 million of total goodwill of $1,643.6 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2019 and 2018 (dollars in thousands):

	November 30, 2019				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,736	$—	$(67,257)	$58,479	9.9
Trade name	128,590	—	(24,800)	103,790	28.3
Exchange and clearing organization membership interests and registrations	8,564	(291)	—	8,273	N/A
Total	$262,890	$(291)	$(92,057)	$170,542

	November 30, 2018						Weighted average remaining lives (years)
	Gross cost	Disposals (1)	Impairment losses	Accumulated amortization	Intangible Assets Acquired (2)	Net carrying amount
Customer relationships	$125,574	$—	$—	$(58,892)	$—	$66,682	10.6
Trade name	128,348	—	—	(21,086)	—	107,262	29.3
Exchange and clearing organization membership interests and registrations	8,450	(93)	(9)	—	176	8,524	N/A
Total	$262,372	$(93)	$(9)	$(79,978)	$176	$182,468

(1)	Activity is primarily related to the disposal of certain exchange membership interests in the Investment Banking and Capital Markets business segment due to the closing of a branch location in Dubai.

(2)	Intangible assets were acquired in connection with our purchase of LIML and relates to our Asset Management business segment.
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2019. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at August 1, 2019, 2018 and 2017, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired. In addition, we recognized an impairment loss during the year ended November 30, 2017 on certain membership interests that were not renewed.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $11.9 million, $12.1 million and $11.9 million for the years ended November 30, 2019, 2018 and 2017, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2020	$12,198
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268
Year ending November 30, 2024	7,770

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 11. Short-Term Borrowings
Short-term borrowings at November 30, 2019 and 2018 include the following and mature in one year or less (in thousands):

	November 30,
	2019	2018
Bank loans (1)	$527,509	$330,942
Floating rate puttable notes (1)	—	56,550
Equity-linked notes	20,981	—
Total short-term borrowings	$548,490	$387,492

(1)
These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At November 30, 2019, the weighted average interest rate on short-term borrowings outstanding is 3.24% per annum. Average daily short-term borrowings outstanding were $555.4 million and $472.6 million for the years ended November 30, 2019 and 2018, respectively.
During 2019, we issued equity-linked notes with principal amounts of $5.2 million and $15.1 million, which will mature on March 13, 2020 and October 7, 2020, respectively. See Note 4, Fair Value Disclosures, for further information on these notes. On July 29, 2019, our floating rate puttable notes with a principal amount of €50.0 million matured.
On March 28, 2019, we entered into a promissory note with Jefferies Finance, which was repaid on May 15, 2019. For further information on this promissory note, refer to Note 9, Investments.
On April 8, 2018 and May 3, 2018, our floating rate puttable notes with principal amounts of €30.0 million and €11.0 million matured, respectively. In addition, our equity-linked notes with a principal amount of $23.3 million matured on December 7, 2017. See Note 4, Fair Value Disclosures, for further information on these notes.
On December 27, 2018, one of our subsidiaries entered into a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $135.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At November 30, 2019, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At November 30, 2019, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

		Effective Interest Rate	November 30,
	Maturity		2019	2018
Unsecured long-term debt
8.500% Senior Notes	July 15, 2019	—%	$—	$699,659
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	550,622	564,702
6.875% Senior Notes	April 15, 2021	4.40%	774,738	791,814
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,204	4,243
5.125% Senior Notes	January 20, 2023	4.55%	610,023	612,928
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	548,880	—
4.850% Senior Notes (1)	January 15, 2027	4.93%	768,931	709,484
6.450% Senior Debentures	June 8, 2027	5.46%	371,426	373,669
4.150% Senior Notes	January 23, 2030	4.26%	988,662	987,788
6.250% Senior Debentures	January 15, 2036	6.03%	511,260	511,662
6.500% Senior Notes	January 20, 2043	6.09%	420,239	420,625
Structured notes (2) (3)	Various	Various	1,215,285	686,170
Total unsecured long-term debt			6,764,270	6,362,744
Secured long-term debt
Revolving Credit Facility			189,088	183,539
Secured Bank Loan	September 27, 2021		50,000	—
Total long-term debt (4)			$7,003,358	$6,546,283

(1)
These senior notes with a principal amount of $750.0 million were issued on January 17, 2017. The carrying value includes a loss of $58.9 million and a gain of $27.4 million during 2019 and 2018, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.

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

(3)	Of the $1,215.3 million of structured notes at November 30, 2019, $28.0 million matures in 2022, $3.1 million matures in 2024, and the remaining $1,184.2 million matures in 2025 or thereafter.

(4)
The Total Long-term debt has a fair value of $7,280.4 million and $6,423.6 million at November 30, 2019 and 2018, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

During 2019, long-term debt increased $457.1 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $498.9 million, net of retirements. In addition, on July 19, 2019, under our $2.5 billion Euro Medium Term Note Program, we issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. The increase in long-term debt was partially offset by repayments of $680.8 million of our 8.500% senior notes.
During 2018, we issued 4.150% senior notes with a total principal amount of $1.0 billion, due 2030, and structured notes with a total principal amount of approximately $173.2 million, net of retirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At November 30, 2019, we were in compliance with the debt covenants under the Revolving Credit Facility.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2019, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Year Ended November 30,
	2019	2018
Revenues from contracts with customers:
Commissions and other fees (1)	$676,309	$663,470
Investment banking	1,528,729	1,910,203
Asset management fees	17,219	21,214
Total revenue from contracts with customers	2,222,257	2,594,887
Other sources of revenue:
Principal transactions	769,258	524,296
Revenues from arrangements with strategic partners	3,066	—
Interest	1,496,529	1,207,095
Other	93,422	103,354
Total revenues	$4,584,532	$4,429,632

(1)
During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. There is no impact on Total revenues as a result of this change in presentation. Previously reported results are presented on a comparable basis.

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
Investment Banking. We provide our clients with a full range of financial advisory and underwriting services. Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in the Consolidated Statements of Earnings and any expenses reimbursed by our clients are recognized as Investment banking revenues.
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Underwriting costs in the Consolidated Statements of Earnings as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Year Ended November 30,
	2019			2018
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$662,804	$—	$662,804	$649,631	$—	$649,631
Fixed income (1)	13,505	—	13,505	13,839	—	13,839
Investment banking - Advisory	767,421	—	767,421	820,042	—	820,042
Investment banking - Underwriting	761,308	—	761,308	1,090,161	—	1,090,161
Asset management	—	17,219	17,219	—	21,214	21,214
Total	$2,205,038	$17,219	$2,222,257	$2,573,673	$21,214	$2,594,887
Primary geographic region:
Americas	$1,751,568	$10,472	$1,762,040	$2,186,955	$20,871	$2,207,826
Europe	374,411	6,747	381,158	304,027	343	304,370
Asia	79,059	—	79,059	82,691	—	82,691
Total	$2,205,038	$17,219	$2,222,257	$2,573,673	$21,214	$2,594,887

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 19, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2019. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2019.
During the years ended November 30, 2019 and 2018, we recognized $27.6 million and $26.6 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $21.7 million and $18.1 million of revenues primarily associated with distribution services during the years ended November 30, 2019 and 2018, respectively, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $209.3 million and $199.0 million at November 30, 2019 and 2018, respectively. We had no significant impairments related to these receivables during the years ended November 30, 2019 and 2018.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at November 30, 2019 and 2018 was $9.0 million and $10.6 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the years ended November 30, 2019 and 2018, we recognized revenue of $9.5 million and $5.4 million, respectively, that were recorded as deferred revenue at the beginning of the year.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2019 and 2018, capitalized costs to fulfill a contract were $4.8 million and $4.7 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For the years ended November 30, 2019 and 2018, we recognized expenses of $4.0 million and $2.3 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2019 and 2018.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We contributed $2.0 million to the U.S. Pension Plan during the year ended November 30, 2019. We do not anticipate making a contribution to the plan for the year ending November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$54,724	$60,559
Service cost	500	400
Interest cost	2,303	2,129
Actuarial (gains)/losses	9,606	(3,777)
Administrative expenses paid	(467)	(502)
Benefits paid	(3,444)	(952)
Settlements	—	(3,133)
Projected benefit obligation, end of period	$63,222	$54,724
Change in plan assets:
Fair value of assets, beginning of period	$48,176	$52,949
Benefits paid	(3,444)	(952)
Administrative expenses paid	(467)	(502)
Actual return on plan assets	10,715	(1,186)
Contributions	2,000	1,000
Settlements	—	(3,133)
Fair value of assets, end of period	$56,980	$48,176
Funded status at end of period	$(6,242)	$(6,548)

The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2019	2018
Consolidated statements of financial condition:
Accrued expenses and other liabilities	$6,242	$6,548
Accumulated other comprehensive income, before taxes:
Net losses	$(8,159)	$(6,382)

The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2019	2018	2017
Components of net periodic pension cost:
Service cost	$500	$400	$450
Interest cost on projected benefit obligation	2,303	2,129	2,232
Expected return on plan assets	(3,008)	(3,247)	(3,021)
Net amortization	122	—	19
Settlement losses	—	365	—
Net periodic pension cost	$(83)	$(353)	$(320)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2019	2018	2017
Amounts recognized in Other comprehensive income:
Net losses arising during the period	$1,899	$655	$210
Amortization of net loss	(122)	—	(19)
Settlements during the period	—	(365)	—
Total losses recognized in Other comprehensive income	$1,777	$290	$191
Net losses/(gains) recognized in net periodic benefit cost and Other comprehensive income	$1,694	$(63)	$(129)

The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	Year Ended November 30,
	2019	2018	2017
Discount rate used to determine benefit obligation	2.90%	4.30%	3.60%
Weighted average assumptions used to determine net pension cost:
Discount rate	4.30%	3.60%	3.90%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%

Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2020	$2,244
2021	1,899
2022	2,886
2023	4,557
2024	4,442
2025 through 2029	23,286

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2019	2018	2017
Components of compensation cost:
Restricted cash awards	$314.7	$274.4	$251.6
Restricted stock and RSUs (1)	26.7	27.6	26.6
Profit sharing plan	7.2	6.5	6.0
Total compensation cost	$348.6	$308.5	$284.2

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $377,000, $346,000 and $227,000 for the years ended November 30, 2019, 2018 and 2017, respectively.

Remaining unamortized amounts related to certain compensation plans at November 30, 2019 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$47.0	3
Restricted cash awards	444.3	3
Total	$491.3

In December 2019, $359.5 million of restricted cash awards related to the 2019 performance year that contain a future service requirement were approved and awarded. Absent actual forfeitures or cancellations or accelerations, the annual compensation cost for these awards will be recognized as follows (in millions):

	Year Ended November 30,
	2019	2020	2021	Thereafter	Total
Restricted cash awards	$78.0	$58.5	$69.7	$153.3	$359.5

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
Note 16. Income Taxes
Total income taxes were allocated as follows (in thousands):

	Year Ended November 30,
	2019	2018	2017
Income tax expense	$80,284	$250,650	$147,340

The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2019	2018	2017
Current:
U.S. Federal	$50,970	$106,761	$147,065
U.S. state and local	(3,641)	7,485	30,611
Foreign	10,923	10,139	12,910
Total current	58,252	124,385	190,586
Deferred:
U.S. Federal	19,973	131,233	(53,157)
U.S. state and local	5,768	975	1,760
Foreign	(3,709)	(5,943)	8,151
Total deferred	22,032	126,265	(43,246)
Total income tax expense	$80,284	$250,650	$147,340

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the U.S. and non-U.S. components of income before income tax expense (in thousands):

	Year Ended November 30,
	2019	2018	2017
U.S.	$313,349	$370,600	$403,445
Non-U.S. (1)	11,320	39,067	101,479
Income before income tax expense	$324,669	$409,667	$504,924

(1)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 21.0% for the year ended November 30, 2019, 22.2% for the year ended November 30, 2018 and 35% for the year ended November 30, 2017 to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2019		2018			2017
	Amount	Percent	Amount	Percent		Amount	Percent
Computed expected income taxes	$68,181	21.0%	$90,945	22.2%	(1)	$176,724	35.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	11,638	3.6	20,419	5.0		23,898	4.7
International operations (including foreign rate differential)	4,518	1.4	2,258	0.6		(11,577)	(2.3)
Tax exempt income	(634)	(0.2)	(2,202)	(0.5)		(3,850)	(0.8)
Foreign tax credits, net	(1,664)	(0.5)	(8,006)	(2.0)		(32,974)	(6.5)
Meals and entertainment	3,641	1.1	4,528	1.1		4,129	0.8
Non-deductible executive compensation	3,720	1.1	3,011	0.7		442	0.1
Federal benefits related to prior year tax filings	(653)	(0.2)	—	—		(3,786)	(0.8)
Change in unrecognized tax benefits related to prior years	(7,690)	(2.4)	(18,497)	(4.5)		(2,953)	(0.6)
Deferred tax asset remeasurement related to the Tax Act	—	—	112,733	27.5		—	—
Transition tax on foreign earnings related to the Tax Act	139	0.1	52,417	12.8		—	—
Other, net	(912)	(0.3)	(6,956)	(1.7)		(2,713)	(0.4)
Total income tax expense	$80,284	24.7%	$250,650	61.2%		$147,340	29.2%

(1)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as other changes. The statutory U.S. federal corporate tax rate for companies with a fiscal year end of November 30, 2018 is a blended rate of 22.2%, which was reduced to 21% in fiscal 2019 and thereafter.

The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2019	2018	2017
Balance at beginning of period	$125,626	$129,544	$109,527
Increases based on tax positions related to the current period	8,142	19,840	18,619
Increases based on tax positions related to prior periods	1,399	5,002	7,310
Decreases based on tax positions related to prior periods	(9,560)	(28,760)	(5,912)
Balance at end of period	$125,607	$125,626	$129,544

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $99.5 million and $99.4 million (net of benefits of taxes) at November 30, 2019 and 2018, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $6.3 million, $1.0 million and $9.0 million for the years ended November 30, 2019, 2018 and 2017, respectively. At November 30, 2019 and 2018, we had interest accrued of approximately $55.6 million and $49.3 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2019 and 2018.
The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2019	2018
Deferred tax assets:
Compensation and benefits	$223,357	$240,785
Net operating loss	5,634	17,867
Long-term debt	33,097	39,623
Accrued expenses and other	71,993	65,265
Sub-total	334,081	363,540
Valuation allowance	(3,228)	(10,650)
Total deferred tax assets	330,853	352,890
Deferred tax liabilities:
Amortization of intangibles	70,373	69,095
Other	62,433	40,556
Total deferred tax liabilities	132,806	109,651
Net deferred tax asset, included in Other assets	$198,047	$243,239

The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $198.0 million at November 30, 2019 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
At November 30, 2019, we had gross net operating loss carryforwards of $5.6 million, primarily related to various European jurisdictions. A deferred tax asset of $5.2 million related to net operating losses in Europe has been partially offset by a valuation allowance of $1.8 million, while $0.3 million of deferred tax asset related to net operating losses in Asia has been fully offset by a valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits in the U.K.
We have a tax sharing agreement between us and Jefferies. Refer to Note 20, Related Party Transactions, herein, for further information.
We are currently under examination by numerous taxing jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $9.5 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2016
California	2009
New Jersey	2010
New York State	2001
New York City	2003
United Kingdom	2018
Hong Kong	2014
India	2010
Italy	2012

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
The new tax on global intangible low-taxed income (“GILTI”), became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2019 (in millions):

	Expected Maturity Date (fiscal years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$115.8	$1.4	$—	$—	$8.4	$125.6
Loan commitments (1)	250.0	45.0	10.0	9.3	—	314.3
Underwriting commitments	13.5	—	—	—	—	13.5
Forward starting reverse repos (2)	5,475.3	—	—	—	—	5,475.3
Forward starting repos (2)	2,168.8	—	—	—	—	2,168.8
Other unfunded commitments (1)	72.3	132.2	—	4.9	—	209.4
Total commitments	$8,095.7	$178.6	$10.0	$14.2	$8.4	$8,306.9

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
All of the securities purchased under agreements to resell and $2,157.7 million within forward starting securities sold under agreements to repurchase at November 30, 2019 settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At November 30, 2019, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.5 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Additionally, at November 30, 2019, we had other outstanding equity commitments to invest up to $7.8 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2019, we had $64.3 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2019 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
Leases. As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2039 which are operating leases. At November 30, 2019, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2020 through 2024 and the aggregate amount thereafter, are as follows (in thousands):

Fiscal Year	Operating Leases
2020	$57,952
2021	60,395
2022	62,916
2023	57,574
2024	56,878
Thereafter	389,245
Total	$684,960

The total minimum payments to be received in the future under non-cancelable subleases at November 30, 2019 was $16.2 million.
Rental expense, net of subleases, amounted to $61.2 million, $52.3 million and $56.1 million for the years ended November 30, 2019, 2018 and 2017, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2019 (in millions):

	Expected Maturity Date (Fiscal Years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$9,854.0	$3,150.8	$4,453.6	$1,044.8	$48.2	$18,551.4
Written derivative contracts—credit related	1.5	—	2.7	29.7	—	33.9
Total derivative contracts	$9,855.5	$3,150.8	$4,456.3	$1,074.5	$48.2	$18,585.3

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2019, the fair value of derivative contracts meeting the definition of a guarantee is approximately $170.9 million.
Standby Letters of Credit. At November 30, 2019, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $36.9 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At November 30, 2019, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,644,980	$1,527,951

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
At November 30, 2019 and 2018, $4,934.2 million and $4,717.3 million, respectively, of net assets of our consolidated subsidiaries are restricted, as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.

Note 19. Segment Reporting
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange capital markets activities and investment banking business, which is composed of financial advisory and underwriting activities. The Investment Banking and Capital Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management reportable business segment provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers.
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

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2019	2018	2017
Investment Banking and Capital Markets:
Net revenues	$3,036.0	$3,184.4	$3,169.9
Non-interest expenses	2,688.9	2,719.5	2,634.2
Earnings before income taxes	$347.1	$464.9	$535.7
Asset Management:
Net revenues	$76.5	$(1.0)	$28.2
Non-interest expenses	98.9	54.2	59.0
Loss before income taxes	$(22.4)	$(55.2)	$(30.8)
Total:
Net revenues	$3,112.5	$3,183.4	$3,198.1
Non-interest expenses	2,787.8	2,773.7	2,693.2
Earnings before income taxes	$324.7	$409.7	$504.9

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2019	2018
Investment Banking and Capital Markets	$40,565.8	$38,700.7
Asset Management	2,950.3	2,468.1
Total assets	$43,516.1	$41,168.8

Net Revenues by Geographic Region
Net revenues for the Investment Banking and Capital Markets reportable business segment are recorded in the geographic region in which the position was risk-managed or, in the case of investment banking, in which the senior coverage banker is located. For the Asset Management reportable business segment, net revenues are allocated according to the location of the investment advisor. Net revenues by geographic region were as follows (in millions):

	Year Ended November 30,
	2019	2018	2017
Americas (1)	$2,407.6	$2,652.9	$2,602.7
Europe (2)	592.8	434.9	489.6
Asia	112.1	95.6	105.8
Net revenues	$3,112.5	$3,183.4	$3,198.1

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

Note 20. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At November 30, 2019 and 2018, we had $34.8 million and $39.3 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $3.6 million and $4.6 million at November 30, 2019 and 2018, respectively.
See Note 8, Variable Interest Entities, and Note 17, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements (in millions):

	Year Ended November 30,
	2019	2018	2017
Charges to Jefferies for services provided	$52.7	$61.2	$42.2
Charges from Jefferies for services received	9.5	9.1	14.2

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
We provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Year Ended November 30,
	2019	2018	2017
Investment banking	$10.6	$15.7	$14.7
Commissions and other fees	1.2	1.8	0.3
Principal transactions	—	0.1	—

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	Year Ended November 30,
	2019	2018
Receivable from Jefferies	$0.9	$1.2
Payable to Jefferies	4.3	2.9

•
During the years ended November 30, 2019 and 2018, we paid distributions of $311.1 million and $248.7 million, respectively, to Jefferies. For the three months ended November 30, 2019 and 2018, we accrued distributions payable in the amount of $12.6 million and $30.7 million, respectively, which are included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At November 30, 2019, a net current tax receivable from Jefferies of $24.4 million is included in Other assets, in our Consolidated Statements of Financial Condition and at November 30, 2018, a net current tax payable to Jefferies of $34.1 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. During the years ended November 30, 2019 and 2018, we made payments to Jefferies of $71.4 million and $193.0 million, respectively.

•
On November 27, 2019, we transferred our investment in CoreCommodity Capital, LLC, an asset manager, along with a related accrued receivable and deferred tax asset, to Jefferies, in return for a total cash payment of $31.0 million.

•
During the year ended November 30, 2019, we sold securities totaling $110.9 million, and transferred a related deferred tax liability of $3.1 million, to Jefferies and purchased securities totaling $917.2 million from Jefferies, at fair value. There were no gains or losses on these transactions.

•
On October 1, 2018, Jefferies transferred its 50% interest in Berkadia and capital investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased LIML, an investment advisory company, from Jefferies. These transfers were accomplished as a capital contribution from Jefferies of approximately $598.2 million and cash payments of $70.5 million to Jefferies during the fourth quarter of 2018. In addition, we paid cash of approximately $5.5 million, representing LIML’s net book value as at October 31, 2018, including goodwill of $0.4 million and intangible assets of $0.2 million. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to us, for which Jefferies has indemnified us. These transferred deferred tax liabilities were adjusted by an additional $19.1 million during the fourth quarter of 2019. See Note 9, Investments, for further details on our 50% interest in Berkadia.

•
We entered into a foreign exchange prime brokerage agreement with an affiliate of Jefferies. In connection with the foreign exchange contracts entered into under this agreement, we have $9.9 million at both November 30, 2019 and 2018, included in Payables—brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.

•
We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $0.6 million recorded in Financial instruments sold, at fair value, in our Consolidated Statements of Financial Condition at November 30, 2019. For the year ended November 30, 2019, we recorded a $6.1 million loss on these contracts, which is included in Principal transactions revenues in our Consolidated Statements of Earnings.

•	Two of our directors have investments totaling $0.4 million and $2.7 million at November 30, 2019 and 2018, respectively, in a hedge fund managed by Jefferies.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
We have investments in hedge funds managed by Jefferies of $223.5 million and $218.7 million at November 30, 2019 and 2018, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings are as follows (in millions):

	Year Ended November 30,
	2019	2018	2017
Net gains on our investments	$4.7	$5.0	$8.0

•
In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2019 and 2018, approximately $0.1 million and $0.3 million, respectively, of debt issued by Jefferies is included in Financial instruments owned in our Consolidated Statements of Financial Condition.

HRG Group Inc. (“HRG”). We recognized investment banking revenues of $3.0 million for the year ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands Holdings, Inc., which was partially owned by Jefferies.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2019 and 2018 (in thousands):

	Three Months Ended
	November 30, 2019	August 31, 2019	May 31, 2019	February 28, 2019
Total revenues	$1,073,536	$1,141,631	$1,314,493	$1,054,872
Net revenues	747,802	777,159	901,851	685,718
Earnings before income taxes	23,871	83,075	155,138	62,585
Net earnings attributable to Jefferies Group LLC	25,160	64,968	109,920	45,981

	Three Months Ended
	November 30, 2018	August 31, 2018	May 31, 2018	February 28, 2018
Total revenues	$1,097,943	$1,088,285	$1,156,809	$1,086,595
Net revenues	761,958	777,615	822,557	821,246
Earnings before income taxes	77,963	87,101	121,865	122,738
Net earnings (loss) attributable to Jefferies Group LLC	61,393	60,182	98,004	(60,818)

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2019 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 14. Principal Accountant Fees and Services
For the fiscal years ended November 30, 2019 and 2018, the fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited were as follows:

	Year Ended November 30,
	2019	2018
Audit Fees	$6,344,700	$5,848,250
Audit-Related Fees	1,221,753	1,393,315
Tax Fees	319,622	348,500
All Other Fees	8,803	—
Total All Fees	$7,894,878	$7,590,065
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2019 and 2018. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2019, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2019 and 2018. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the preparation of our SOC1 report, performing agreed upon procedures related to specific matters at our request, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2019 and 2018 related to tax compliance, tax advice and tax planning.
All Other Fees — Fees for services not included in the first three categories.

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

4.7*	Description of Registrant’s Securities
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Exhibit No.	Description

101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting language (iXBRL): (i) the Consolidated Statements of Financial Condition as of November 30, 2019 and 2018; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2019, 2018 and 2017; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements.

104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

*    Filed herewith.

(c)	Financial Statement Schedules

Jefferies Finance LLC financial statements as of November 30, 2019 and 2018, and for the years ended November 30, 2019, 2018 and 2017

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: January 29, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 29, 2020
Richard B. Handler

/s/	PEREGRINE C. BROADBENT	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 29, 2020
Peregrine C. Broadbent

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 29, 2020
Brian P. Friedman

/s/	LINDA L. ADAMANY	Director	January 29, 2020
Linda L. Adamany

/s/	BARRY J. ALPERIN	Director	January 29, 2020
Barry J. Alperin

/s/	ROBERT D. BEYER	Director	January 29, 2020
Robert D. Beyer

/s/	FRANCISCO L. BORGES	Director	January 29, 2020
Francisco L. Borges

/s/	MARYANNE GILMARTIN	Director	January 29, 2020
MaryAnne Gilmartin

/s/	ROBERT E. JOYAL	Director	January 29, 2020
Robert E. Joyal

/s/	JACOB M. KATZ	Director	January 29, 2020
Jacob M. Katz

/s/	MICHAEL T. O’KANE	Director	January 29, 2020
Michael T. O’Kane

/s/	STUART H. REESE	Director	January 29, 2020
Stuart H. Reese

/s/	JOSEPH S. STEINBERG	Director	January 29, 2020
Joseph S. Steinberg

Jefferies Group LLC
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	52
Reports of Independent Registered Public Accounting Firms	53
Consolidated Statements of Financial Condition	56
Consolidated Statements of Earnings	57
Consolidated Statements of Comprehensive Income	58
Consolidated Statements of Changes in Equity	59
Consolidated Statements of Cash Flows	60
Notes to Consolidated Financial Statements	62

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2019 and 2018 and for each of the three fiscal years ended November 30, 2019, 2018 and 2017	S-2 - S-6

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2019	2018
ASSETS
Cash and cash equivalents	$128,535	$921,603
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	38,817	57,817
Financial instruments owned, at fair value	72,736	99,491
Loans to and investments in related parties	643,720	696,774
Investment in subsidiaries	5,639,208	5,850,168
Advances to subsidiaries	3,979,139	2,488,026
Subordinated notes receivable	2,442,625	2,434,411
Other assets	333,798	483,770
Total assets	$13,278,578	$13,032,060
LIABILITIES AND EQUITY
Short-term borrowings	$20,989	$56,555
Financial instruments sold, not yet purchased, at fair value	2,307	797
Accrued expenses and other liabilities	365,540	431,471
Long-term debt	6,764,270	6,362,744
Total liabilities	7,153,106	6,851,567
EQUITY
Member’s paid-in capital	6,329,677	6,376,662
Accumulated other comprehensive income (loss):
Currency translation adjustments	(179,378)	(185,804)
Changes in instrument specific credit risk	(18,889)	(5,728)
Cash flow hedges	—	470
Additional minimum pension liability	(6,079)	(4,761)
Available-for-sale securities	141	(346)
Total accumulated other comprehensive loss	(204,205)	(196,169)
Total member’s equity	6,125,472	6,180,493
Total liabilities and equity	$13,278,578	$13,032,060
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Revenues:
Principal transactions	$13,746	$20,875	$576
Asset management fees	—	—	1,266
Investment banking	103	—	—
Interest	271,369	262,042	241,357
Other	19,346	101,284	78,812
Total revenues	304,564	384,201	322,011
Interest expense	297,927	316,050	276,727
Net revenues	6,637	68,151	45,284
Non-interest expenses:
Total non-interest expenses	6,482	5,016	13,598
Earnings before income taxes	155	63,135	31,686
Income tax expense (benefit)	(3,316)	104,649	(21,292)
Net earnings (loss) before undistributed earnings of subsidiaries	3,471	(41,514)	52,978
Undistributed earnings of subsidiaries	242,558	200,275	304,520
Net earnings	246,029	158,761	357,498
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	6,426	(85,554)	53,396
Change in instrument specific credit risk	(13,161)	22,160	(21,394)
Cash flow hedges	(470)	1,406	(936)
Minimum pension liability adjustments, net of tax	(1,318)	4,285	312
Unrealized gain on available-for-sale securities	487	311	—
Total other comprehensive income (loss), net of tax	(8,036)	(57,392)	31,378
Comprehensive income	$237,993	$101,369	$388,876
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$246,029	$158,761	$357,498
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization	(38,812)	(53,296)	(61,634)
Undistributed earnings of subsidiaries	(242,558)	(200,275)	(304,520)
(Income) loss on loans to and investments in related parties	(21,946)	(98,223)	(90,724)
Distributions received on investments in related parties	75,000	40,000	—
Other adjustments	60,106	(116,307)	39,513
Net change in assets and liabilities:
Financial instruments owned	26,755	(25,604)	90,399
Other assets	154,940	119,293	(29,031)
Financial instruments sold, not yet purchased	1,510	(17,264)	10,776
Accrued expenses and other liabilities	(51,821)	(200,970)	324,446
Net cash provided by (used in) operating activities	209,203	(393,885)	336,723
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	(1,035,619)	(473,436)	(415,100)
Loans to and investments in related parties	—	—	(73,915)
Cash received from contingent consideration	—	—	1,342
Net cash used in investing activities	(1,035,619)	(473,436)	(487,673)
Cash flows from financing activities:
Proceeds from short-term borrowings	20,236	70,482	55,652
Payments on short-term borrowings	(55,773)	(140,664)	(32,326)
Proceeds from issuance of long-term debt, net of issuance costs	1,184,891	1,183,954	1,116,798
Repayment of long-term debt	(823,875)	(1,035,700)	(186,444)
Distribution to Jefferies Financial Group Inc.	(311,131)	(248,684)	—
Net cash provided by (used in) financing activities	14,348	(170,612)	953,680
Net increase (decrease) in cash and cash equivalents	(812,068)	(1,037,933)	802,730
Cash, cash equivalents and restricted cash at beginning of period	979,420	2,017,353	1,214,623
Cash, cash equivalents and restricted cash at end of period	$167,352	$979,420	$2,017,353

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$291,298	$385,410	$332,135
Income taxes, net	73,151	186,236	2,494
Noncash financing activities:
On October 1, 2018, Jefferies Financial Group Inc. (“Jefferies”) transferred to the Parent Company its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and its capital investments in certain separately managed accounts and funds. The transfer of its interest in Berkadia and a portion of the transfer of its capital investments in certain separately managed accounts and funds were recorded as a capital contribution and increased member’s equity by $598.2 million. Refer to Note 1, Organization and Basis of Presentation, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2019 for further details.

The following presents the Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition (in thousands):

	November 30,
	2019	2018
Cash and cash equivalents	$128,535	$921,603
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	38,817	57,817
Total cash, cash equivalents and restricted cash	$167,352	$979,420
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019. For purposes of these condensed non-consolidated financial statements, the Company’s wholly owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company is an indirect wholly owned subsidiary of Jefferies. Jefferies does not guarantee any of our outstanding debt securities.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2019.
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
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these guarantees is $375.0 million at November 30, 2019. For further information, refer to Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2019.
Structured Notes. Structured notes of $1,215.3 million at November 30, 2019 were jointly and severally co-issued by our wholly-owned subsidiary Jefferies Group Capital Finance Inc.

Jefferies Finance LLC and Subsidiaries
Consolidated Financial Statements as of November 30, 2019 and 2018 and
for the Years Ended November 30, 2019 and 2018 and 2017

JEFFERIES FINANCE LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT
To the Board of Directors of
Jefferies Finance LLC and Subsidiaries
New York, NY
We have audited the accompanying consolidated financial statements of Jefferies Finance LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of November 30, 2019 and 2018, and the related consolidated statements of earnings, changes in members’ equity, and cash flows for each of the three years in the period ended November 30, 2019, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Finance LLC and Subsidiaries as of November 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2019, in accordance with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
New York, NY
January 22, 2020

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets
As of November 30, 2019 and 2018
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
ASSETS
Cash	$626,776	$1,033,048
Restricted cash	462,397	468,934
Loans receivable, net of deferred loan fees	4,762,420	4,479,225
Less allowance for loan losses	(47,960)	(35,353)
Loans receivable, net	4,714,460	4,443,872
Loans held for sale, net	1,054,131	1,550,175
Accrued interest receivable	28,998	33,382
Held-to-maturity securities (includes $60,650 and $39,480 of CLO notes pledged as collateral at November 30, 2019 and 2018, respectively)	85,069	45,735
Investments	40,483	57,779
Other assets	100,065	143,618
TOTAL ASSETS	$7,112,379	$7,776,543
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$232,531	$186,232
Secured notes payable, net	3,616,444	3,620,191
Interest payable	30,861	49,235
Securities sold under agreement to repurchase	60,650	39,480
Other liabilities	370,127	393,613
Due to affiliates	22,486	44,214
Long-term debt, net	1,495,225	2,054,023
Total liabilities	5,828,324	6,386,988
MEMBERS’ EQUITY	1,284,055	1,389,555
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$7,112,379	$7,776,543

See notes to consolidated financial statements.

(Continued)

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
As of November 30, 2019 and 2018
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

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
ASSETS
Restricted cash	$392,637	$410,045
Loans receivable, net of deferred loan fees	3,966,537	3,881,340
Less allowance for loan losses	(27,175)	(31,061)
Loans receivable, net	3,939,362	3,850,279
Accrued interest receivable	14,895	16,589
Investments	23,785	29,934
Other assets	78,328	63,265
TOTAL ASSETS	$4,449,007	$4,370,112
LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Credit facilities, net	$(4,779)	$—
Secured notes payable, net	3,616,778	3,620,555
Interest payable	21,348	22,252
Other liabilities	169,873	120,549
Due to affiliates	4,833	8,111
TOTAL LIABILITIES	$3,808,053	$3,771,467

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
NET INTEREST AND FEE INCOME:
Fee income, net	$175,122	$282,856	$270,023
Interest income	403,120	405,534	356,533
Total interest and net fee income	578,242	688,390	626,556
Interest expense	364,202	396,229	341,143
Net interest and net fee income	214,040	292,161	285,413
Provision for loan losses	49,097	18,897	33,854
Net interest and net fee income after provision for loan losses	164,943	273,264	251,559
OTHER (LOSSES) GAINS, NET	(39,641)	9,123	6,680
OTHER EXPENSES:
Compensation and benefits	31,348	32,093	28,806
General, administrative and other	48,192	45,564	41,464
Total other expenses	79,540	77,657	70,270
EARNINGS BEFORE INCOME TAX EXPENSE	45,762	204,730	187,969
INCOME TAX EXPENSE	1,262	7,500	6,300
NET EARNINGS	$44,500	$197,230	$181,669

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	CLASS A MEMBERS	CLASS B MEMBERS	TOTAL MEMBERS’ EQUITY
BALANCE—December 1, 2017	$1,168,068	$104,257	$1,272,325
Distributions	(64,000)	(16,000)	(80,000)
Net earnings	157,784	39,446	197,230
BALANCE—November 30, 2018	$1,261,852	$127,703	$1,389,555
Distributions	(120,000)	(30,000)	(150,000)
Net earnings	35,600	8,900	44,500
BALANCE—November 30, 2019	$1,177,452	$106,603	$1,284,055

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,500	$197,230	$181,669
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan fees and discounts	(52,956)	(74,471)	(81,050)
Amortization of deferred structuring fees	20,322	23,418	21,281
Amortization of discount on secured notes and long-term debt	4,383	12,576	12,671
Costs associated with extinguishment of debt	25,048	18,305	14,122
Provision for loan losses	49,097	18,897	33,854
Realized gain on sale of loans held for sale	(13,466)	(10,445)	(6,467)
Change in fair value of loans held for sale	—	5	4,634
Realized loss (gain) on sales of investments	11,889	(492)	(1,047)
Unrealized loss (gain) on investments	33,565	2,116	(1,863)
Other gains	(6,107)	—	—
Deferred income (benefit) tax expense	(1,439)	(91)	550
(Increase) decrease in operating assets:
Origination of loans held for sale	(18,368,587)	(33,441,105)	(27,330,698)
Proceeds from sales of loans held for sale	17,900,594	32,278,095	27,398,380
Principal collections on loans held for sale	1,018,732	368,127	65,904
Accrued interest receivable	4,384	(989)	401
Other assets	14,668	22,798	(15,522)
Increase (decrease) in operating liabilities:
Interest payable	(18,374)	2,550	12,563
Other liabilities	40,230	85,799	12,183
Due to affiliates	(21,728)	(1,916)	22,159
Net cash provided by (used in) operating activities	684,755	(499,593)	343,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and purchases of loans receivable	(4,147,550)	(5,686,660)	(4,209,182)
Principal collections of loans receivable	2,784,350	4,037,095	3,190,000
Proceeds from sales of loans held for sale	998,725	1,772,021	799,869
Net change in restricted cash	6,537	406,336	100,621
Purchases of HTM Securities	(39,334)	(45,735)	—
Issuance of loan to affiliate	(1,000,000)	—	—
Repayment of loan to affiliate	1,000,000	—	—
Purchases of investments	—	(14,564)	(159,379)
Proceeds from sales of investments	—	17,716	317,235
Net cash (used in) provided by investing activities	(397,272)	486,209	39,164
Continued on next page

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended November 30, 2019, 2018 and 2017
(Dollars in thousands)

	NOVEMBER 30, 2019	NOVEMBER 30, 2018	NOVEMBER 30, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from members	$—	$—	$149,597
Distributions to members	(150,000)	(80,000)	—
Proceeds from borrowings on credit facilities	6,065,802	8,459,941	9,900,244
Repayments on credit facilities	(6,026,228)	(8,598,345)	(9,929,577)
Proceeds from secured notes, net of issuance costs	592,232	1,500,979	1,749,986
Proceeds from sale of secured notes	—	15,142	—
Repayments of secured notes payable	(608,384)	(1,819,759)	(1,779,088)
Securities sold under agreement to repurchase	21,170	39,201	—
Proceeds from long-term debt, net of issuance costs	1,132,293	—	637,191
Payment of issuance costs on long-term debt	—	(1,031)	—
Payment of premium costs on long-term debt	(14,198)	—	—
Repayment of long-term debt	(1,640,000)	(2,500)	(212,313)
Repurchase of long-term debt	(66,442)	(22,680)	—
Net cash (used in) provided by financing activities	(693,755)	(509,052)	516,040
NET (DECREASE) INCREASE IN CASH	(406,272)	(522,436)	898,928
CASH—Beginning of the year	1,033,048	1,555,484	656,556
CASH—End of the year	$626,776	$1,033,048	$1,555,484
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$342,906	$331,561	$277,348
Cash paid for income taxes, net	$355	$593	$193
NONCASH ITEMS:
Transfer of loans receivable, net to loans held for sale, net	$38,569	$—	$—
Transfer of loans held for sale, net to loans receivable, net	$4,286	$—	$44,136
Restructuring of loans receivable to investments	$66,888	$60,476	$54,028

See notes to consolidated financial statements.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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
Subsequent Events—The Company has evaluated events and transactions that occurred subsequent to November 30, 2019 through January 22, 2020, the date that these consolidated financial statements were issued. The Company determined that there were no events or transactions, during such period that would require recognition or disclosure in these consolidated financial statements except for the transaction disclosed in Note 4.
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
Cash and Restricted Cash—Cash and restricted cash represents overnight deposits. The Company maintained its cash and restricted cash balances of $1,089.2 million and $1,502.0 million at November 30, 2019 and 2018, respectively, at several financial institutions.
Restricted cash on deposit in respect of the Company’s credit facilities and CLOs represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on revolving credit facilities. The use of principal cash is limited

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

to purchasing eligible loans or the potential reduction of debt. Cash on deposit in the interest account is limited to the payment of interest, fees and other expenses as outlined in the governing documents of each facility.
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
Allowance for Loan Losses—The allowance for loan losses is a reserve established through a charge to provision for loan losses. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes reserves calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4.
Loans Held for Sale, Net—The Company’s business includes the structuring and underwriting of loan products with the intent to syndicate the majority of loan products to third parties. During the primary syndication process, loans that have been committed to be purchased by third parties but not yet settled are classified as Loans held for sale, net. The Company may invest in a percentage of an originated loan based upon the management of risk with respect to the entire portfolio. When the Company’s position is larger than originally intended, the excess hold is also classified to Loans held for sale, net, on the Consolidated Balance Sheets.
Syndication activities and sales of loans held for sale are accounted for as sales based on the Company’s satisfaction of the criteria for such accounting which provides that, as transferor, among other requirements, the Company has surrendered control over the loans. The sale of loans transferred from loans receivable to loans held for sale of approximately $998.7 million, $1,714.2 million, and $799.9 million for the years ended November 30, 2019, 2018 and 2017, respectively, are included in proceeds from sales of loans held for sale in investing activities in the Consolidated Statements of Cash Flows.
Loans held for sale, net are carried at the lower of cost or fair value, as determined on an individual loan basis, net of unamortized deferred underwriting fees and valuation allowances. Net unrealized losses or gains, if any, are recognized in a valuation allowance through charges to earnings in Other (losses) gains, net in the Consolidated Statements of Earnings.
Unamortized premiums, discounts, origination fees and direct costs on loans held for sale are recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized on trade date and are determined by the difference between the sale proceeds and the carrying value of the loans and are recorded in Other (losses) gains, net, in the Consolidated Statements of Earnings.
Held to Maturity Securities—Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.
For investments such as CLO notes and available for sale CLO securities (presented within Investments on the Consolidated Balance Sheets), the Company evaluates such investments for other-than-temporary impairment (“OTTI”) on a periodic basis. OTTI occurs when the Company does not expect to recover the entire cost basis of the investment. As the holder of an investment recorded at amortized cost for which changes in fair value are not regularly recognized in earnings, the Company must determine whether to recognize a loss in earnings when the investment is impaired. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition, industry environment and near-term prospects of the issuer, (4) downgrades of the investment by rating agencies and (5) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value which may be until maturity. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment, (2) it is more likely than not that the Company will be required to sell the investment before its amortized costs are recovered or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an impairment on an investment is determined to be OTTI but the Company does not intend to sell the investment, the estimated loss is recognized in Other (losses) gains, net, in the Consolidated Statements of Earnings.
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
Investments—The Company determines the classification of investments at the time of purchase or acquisition. Investments, including derivative instruments are recorded on the Consolidated Balance Sheets at fair value with changes in value recorded as a component of Other (losses) gains, net, in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

The Company has elected to carry its investments at fair value under the fair value option election in accordance with ASC Topic 825, Financial Instruments. The Company elected the fair value option as the Company manages these investments at fair value, which is reflective of the Company’s intent and best reflects the operations of the Company’s business. The Company’s election is done on an instrument-by-instrument basis. The election is made upon the acquisition or receipt of the eligible financial asset. The fair value option election may not be revoked once an election is made.
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
New Accounting Developments
Revenue Recognition—In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers which provides comprehensive guidance on the recognition of revenue earned from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures. The new revenue standard, and the standards that amend it, are effective for non-public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The new revenue standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not apply to the most material elements of the Company’s Consolidated Statements of Earnings. The new revenue standard applies to revenues associated with the Company’s

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

portfolio and asset management services (e.g., asset management fees). The Company will adopt the new revenue standard using the modified retrospective approach on December 1, 2019, which will not result in a cumulative effect adjustment to opening equity and the Company does not expect the new revenue standard to have a material effect on the Consolidated Statements of Earnings in the periods after adoption. The Company’s disclosures will change to meet the requirements of this new guidance, including additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations.
Financial Instruments—In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements of financial instruments. Subsequently, it was updated with ASU No. 2018-03 and ASU No. 2018-13 “Fair Value Measurement (Topic 820)—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments, eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this guidance in 2019 and it did not have a material impact on the Company’s consolidated financial statements.
Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU, No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. Subsequently, it was updated with ASU No. 2019-10, Financial Instruments—Credit Losses, Derivatives and Hedging, and Leases. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.
Statement of Cash Flows—In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance provides specific guidance on eight cash flow classification issues. The guidance is effective in the first quarter of fiscal year 2019 and early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. In November 2016, the FASB issued ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash. The guidance provides specific guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for the fiscal year 2020 and early adoption is permitted. The Company plans to adopt this guidance effective November 30, 2020 which will result in a reclassification of the net change in restricted cash currently in investing activities to opening and closing cash and restricted cash in the Consolidated Statements of Cash Flows.
3. RESTRICTED CASH
The following is a summary of restricted cash as of November 30, 2019 and 2018 (in thousands):

	2019	2018
Principal and interest collections on loans held in credit facilities and CLOs	$165,454	$207,763
Reserves held in credit facilities and CLOs to support operations	296,943	261,171
Total restricted cash	$462,397	$468,934

CLOs require the cash on deposit in interest accounts to be used to pay senior management fees, interest to note holders, subordinate management fees and any residual to the subordinate note holders, providing the structure is in compliance with the collateralization tests. In the event the CLOs are not in compliance with the collateralization tests, the residual due to subordinate note holders would be used to reduce the secured notes outstanding until the CLO was in compliance. When CLOs are within their reinvestment period principal cash is used to purchase assets but once the CLOs are beyond their reinvestment period principal cash is designated to reduce the principal balance of the secured notes. In addition, Revolver CLOs maintain minimum cash balances to support revolving draws and as of November 30, 2019 and 2018, there was $87.2 million and $157.8 million, respectively, of cash in revolver CLOs to support future drawdowns.
4. LOANS RECEIVABLE, NET
The Company’s loan receivable portfolio consists primarily of senior secured loans in various industries. The portfolio is segmented into originated and secondary loans which reflect how the portfolio is managed. Originated is a designation that indicates that the Company has had a major role in underwriting the loan as an arranger or related role. Secondary is a designation that indicates that the Company acquired the loans through primary syndications conducted by other arrangers or purchased in the open market.

The following is a summary of outstanding loan balances as November 30, 2019 and 2018 (in thousands):

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

	2019	2018
Loans receivable:
Originated	$2,044,827	$1,770,247
Secondary	2,786,863	2,771,751
Total loans receivable	4,831,690	4,541,998
Less: original issue discount	(66,009)	(56,048)
Total loans receivable, net of original issue discount	4,765,681	4,485,950
Less: deferred loan fees(1)	(3,261)	(6,725)
Total loans receivable, net of deferred loan fees	4,762,420	4,479,225
Less: allowance for loan losses	(47,960)	(35,353)
Total loans receivable, net	$4,714,460	$4,443,872

(1)	Unamortized deferred loan fees received in connection with revolving credit facilities are classified within Other liabilities on the Consolidated Balance Sheets.
As of November 30, 2019, there was $43.9 million and $22.1 million of original issue discount included in originated and secondary loans, respectively. As of November 30, 2018 there was $38.3 million and $17.7 million of original issue discount included in originated and secondary loans, respectively.
As of November 30, 2019 and 2018, $4.4 billion and $4.2 billion of loans receivable were pledged as collateral against the Company’s credit facilities and secured notes.
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
The following is an analysis of past due loans, net of original issue discount as of November 30, 2019 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$116,501	$13,282	$129,783	$1,871,130	$2,000,913
Secondary	2,614	—	2,614	2,762,154	2,764,768
Total	$119,115	$13,282	$132,397	$4,633,284	$4,765,681

The following is an analysis of past due loans, net of original issue discount at November 30, 2018 (in thousands):

	LOANS 30-89 DAYS PAST DUE	LOANS 90 OR MORE DAYS PAST DUE	TOTAL PAST DUE LOANS	CURRENT LOANS	TOTAL LOANS
Originated	$—	$1,268	$1,268	$1,730,644	$1,731,912
Secondary	—	—	—	2,754,038	2,754,038
Total	$—	$1,268	$1,268	$4,484,682	$4,485,950

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
November 30, 2019 and 2018

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
The following is a summary of impaired loans as of November 30, 2019 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$129,718	$150,114	$19,989	$114,082
Secondary	—	—	—	—
Total	$129,718	$150,114	$19,989	$114,082

The following is a summary of impaired loans as of November 30, 2018 (in thousands):

	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	RELATED ALLOWANCE	AVERAGE RECORDED INVESTMENT
Originated	$98,447	$118,602	$5,584	$103,417
Secondary	—	—	—	6,139
Total	$98,447	$118,602	$5,584	$109,556

The average recorded investment reflects the change in the balance of impaired loans as of November 30, 2019 and 2018.
As of November 30, 2019, each individual impaired loan had a specific allowance recorded. As of November 30, 2018 there was one impaired loan for which no specific allowance was recorded.
Interest income was not recognized on impaired and nonaccrual loans during the years ended November 30, 2019, 2018 and 2017. If the impaired and nonaccrual loans had been performing, an additional $8.3 million, $2.8 million and $4.4 million of interest income would have been recorded for the years ended November 30, 2019, 2018 and 2017, respectively.
During December 2019, an impaired loan held by the Company with an unpaid principal balance of $98.3 million and a carrying value of $68.1 million was restructured into new debt and equity. The Company’s equity investment results in significant influence over the investee.
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
November 30, 2019 and 2018

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

	CONSOLIDATED BALANCE SHEETS	CONSOLIDATED STATEMENTS OF EARNINGS
Allowance for losses on:
Loans	Allowance for loan losses	Provision for loan losses
Unfunded loan commitments	Other liabilities	General, administrative and other

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2019 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2018	$16,194	$19,159	$35,353
Recovery of loan losses—general	(632)	(1,166)	(1,798)
Provision for loan losses—specific	46,821	4,074	50,895
Charge-offs	(32,417)	(4,073)	(36,490)
Balance, November 30, 2019	29,966	17,994	47,960
Balance, end of period—general	$9,978	$17,994	$27,972
Balance, end of period—specific	$19,988	$—	$19,988
Loans receivable:
Loans collectively evaluated—general	$1,871,195	$2,764,768	$4,635,963
Loans individually evaluated—specific	129,718	—	129,718
Total	$2,000,913	$2,764,768	$4,765,681

The following is a summary of the activity in the allowance for loan losses for the year ended November 30, 2018 (in thousands):

	ORIGINATED	SECONDARY	TOTAL
Balance, November 30, 2017	$29,369	$32,419	$61,788
Provision for (recovery of) loan losses—general	1,604	(3,670)	(2,066)
Provision for loan losses—specific	20,862	101	20,963
Transfers to loans held for sale, net	—	(1,726)	(1,726)
Charge-offs	(35,641)	(7,965)	(43,606)
Balance, November 30, 2018	16,194	19,159	35,353
Balance, end of period—general	$10,610	$19,159	$29,769
Balance, end of period—specific	$5,584	$—	$5,584
Loans receivable:
Loans collectively evaluated—general	$1,633,465	$2,754,038	$4,387,503
Loans individually evaluated—specific	98,447	—	98,447
Total	$1,731,912	$2,754,038	$4,485,950

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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

The allowance related to losses on unfunded commitments were $4.3 million and $5.1 million as of November 30, 2019 and 2018, respectively. In addition, the Company decreased the allowance related to losses on unfunded commitments by $(0.8) million and by $(0.7) million, and increased the allowance by $0.7 million during the years ended November 30, 2019, 2018 and 2017, respectively. The changes in allowance were recognized in General, administrative and other in the Consolidated Statements of Earnings and the respective year end allowance was included in Other liabilities on the Consolidated Balance Sheets.
Credit Quality Indicators—As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators. Management regularly reviews the performance of its loans receivable to evaluate credit risk.
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

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

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

■	Grade 10—Issuers assigned this grade are charged-off.
The following is a summary of credit risk profile by ICG as of November 30, 2019 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$9,743	$9,743
5.5	—	88,502	88,502
5.8	39,812	277,554	317,366
6.2	154,212	589,073	743,285
6.5	886,195	819,492	1,705,687
6.8	475,582	616,537	1,092,119
7.2	200,714	163,636	364,350
7.5	109,231	72,000	181,231
7.8	40,243	102,206	142,449
8.2	30,759	15,183	45,942
8.5	32,518	8,227	40,745
8.8	7,992	—	7,992
9.2	23,655	2,615	26,270
Total	$2,000,913	$2,764,768	$4,765,681

The following is a summary of credit risk profile by ICG as of November 30, 2018 (in thousands):

ICG	ORIGINATED	SECONDARY	TOTAL
5.2	$—	$10,466	$10,466
5.5	—	70,622	70,622
5.8	18,902	336,214	355,116
6.2	186,438	579,700	766,138
6.5	650,182	910,136	1,560,318
6.8	468,457	602,168	1,070,625
7.2	185,593	130,332	315,925
7.5	111,694	99,814	211,508
7.8	50,602	236	50,838
8.2	12,496	14,350	26,846
8.5	16,649	—	16,649
9.2	30,899	—	30,899
Total	$1,731,912	$2,754,038	$4,485,950

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
November 30, 2019 and 2018

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
If the borrower is determined to be in financial difficulty, then the Company utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Modification of interest rate below market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Delaying principal and/or interest for a period of year or more

■	Forgiveness of some or all of the principal balance

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2019 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT(1)
Primary	$165,760	$46,547
Secondary	63,085	24,358
Total	$228,845	$70,905

Below is a summary of the Company’s loans which were determined to be TDRs as of November 30, 2018 (in thousands):

	PRE- MODIFICATION OUTSTANDING RECORDED AMOUNT	POST- MODIFICATION OUTSTANDING RECORDED AMOUNT(1)
Primary	$149,712	$85,427
Secondary	34,216	24,943
Total	$183,928	$110,370

(1)	Post modification outstanding amounts include loan and equity converted on restructure.
All restructured loans that remain outstanding are initially placed on non-accrual status and subsequently evaluated to determine satisfactory payment performance and ultimate collectability. There were five payment defaults on loans restructured in troubled debt restructurings during the year ended November 30, 2019 and none for the year ended November 30, 2018. The amount charged off for these loans for the year ended November 30, 2019 was $30.2 million of which $13.0 million was related to equity holdings that were recorded to Other (losses) gains, net on the Consolidated Statements of Earnings.
Modified loans that are determined to be TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans are individually reviewed for impairment.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Other Liabilities—Included in Other liabilities are amounts payable for loans pending settlement. As of November 30, 2019 and 2018, there were $182.9 million and $209.0 million, respectively, of unsettled purchases.
5. LOANS HELD FOR SALE, NET
Below is a summary of Loans held for sale, net, as of November 30, 2019 and 2018 (in thousands):

	2019	2018
Loans held for sale	$1,088,898	$1,574,923
Less:
Original issue discount	(16,723)	(15,198)
Valuation allowance	—	(2,880)
Deferred loan fees, net	(18,044)	(6,670)
Loans held for sale, net	$1,054,131	$1,550,175

Included in the Loans held for sale were $547.1 million and $1,530.5 million of loans that were funded prior to the balance sheet date, but the completion of the syndication process occurred after November 30, 2019 and 2018, respectively. As of November 30, 2019 and 2018, no loans held for sale were pledged as collateral against the Company’s Third Party Fronting Line and credit facilities. As of November 30, 2019 and 2018, the Company had no impaired or non-accrual loans in Loans held for sale, net.
Other Assets—Included in Other assets are amounts receivable for sales of loans pending settlement. As of November 30, 2019 and 2018, there were $81.2 million and $112.7 million, respectively, of unsettled sales.
6. INVESTMENTS AND COLLATERALIZED TRANSACTIONS
Under the fair value option as of November 30, 2019 and 2018, the Company held investments of $43.1 million and $59.6 million, respectively, in corporate equity securities, CLO notes and interest rate swaps. As of November 30, 2019 and 2018, the Company also held $85.1 million and $45.7 million of held-to-maturity securities, respectively, which were recorded at amortized cost.
On August 27, 2018, the Company entered into a Limited Partnership Agreement with Mass Mutual, whereby the Company had an initial $9.9 million unfunded commitment which was subsequently increased to $30.8 million, representing less than 10% partnership interest. This entity is considered a VIE; however, the Company is not the primary beneficiary. On this basis, the Company does not consolidate the entity and accounts for this investment at fair value. As of November 30, 2019 and 2018, this investment had a fair value of $(2.6) million and $(1.8) million and is included within Investments on the Consolidated Balance Sheets. The net loss was $(0.8) million for the year ended November 30, 2019 and was included in Other (losses) gains, net in the Consolidated Statements of Earnings.
As part of the Company’s financing activities, the Company entered into repurchase agreements where the collateral pledged are CLO notes in the amount of $60.7 million. The agreements with the counterparty contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged notes owned that can be sold or repledged by the counterparty are included in Held-to-maturity securities and noted parenthetically as securities pledged on our Consolidated Balance Sheets. Repurchase agreements are accounted for as secured borrowings and are recorded at their contractual repurchase amount plus accrued interest. There is no accrued interest as of November 30, 2019 and 2018.
The following table sets forth the carrying value of repurchase agreements remaining contractual maturity as of November 30, 2019 (in thousands):

	Contractual Maturity
	Up to 1 year	1-5 years	Greater than 5 years	Total
Repurchase-to-maturity transactions
CLO notes	$—	$—	$60,650	$60,650
DERIVATIVE FINANCIAL INSTRUMENTS
As part of certain CLOs’ risk management strategy to protect against the effect of fluctuations in London Interbank Offered Rate (“LIBOR”) associated with its loan commitments, interest rate swaps were purchased and currently have a notional value of $83.6 million. Additionally, JFIN entered into a Total Return Swap (“TRS”) with Jefferies Financial Products, LLC (“JFP”), a wholly owned subsidiary of JGL, with a $23.0 million Variable Funding Note (“VFN”) with one of the CLOs as the underlying asset. As of November 30, 2018, the underlying VFNs have been redeemed and the TRS terminated.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

As of November 30, 2019 and 2018, the interest rate swaps had a fair value of $0.1 million and $1.5 million, respectively, and were included within Investments on the Consolidated Balance Sheets. The net (loss) gain on the interest rate swaps and TRS was $(1.5) million, $2.4 million, and $0.4 million for the years ended November 30, 2019, 2018 and 2017, respectively, and were included in Other (losses) gains, net in the Consolidated Statements of Earnings. As of November 30, 2019 and 2018, the counterparty credit quality with respect to the interest rate swaps was between A+ and BBB.
The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2019 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$83,628	$83,628
The following table sets forth the remaining contractual maturities of the interest rate swap at the notional value as of November 30, 2018 (in thousands):

	1-5 YEARS	TOTAL
Interest rate swaps	$246,858	$246,858
7. FINANCIAL INSTRUMENTS AT FAIR VALUE
The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of November 30, 2019 and 2018 by level within the fair value hierarchy (in thousands):

NOVEMBER 30, 2019	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$618,781	$435,350	$—	$1,054,131
Assets, recurring basis:
Investments
Investment in affiliates	$—	$—	$—	$(2,608)	$(2,608)
CLO Notes	—	9,810	—	—	9,810
Interest rate swaps	—	15	—	—	15
Corporate equity securities	—	561	32,705	—	33,266
Total Investments	$—	$10,386	$32,705	$(2,608)	$40,483

NOVEMBER 30, 2018	LEVEL 1	LEVEL 2	LEVEL 3	NET ASSET VALUE	TOTAL
Assets, nonrecurring basis:
Loans held for sale, net	$—	$1,550,175	$—	$—	$1,550,175
Assets, recurring basis:
Investments
Investment in affiliates	$—	$—	$—	$(1,810)	$(1,810)
CLO Notes	—	10,900	—	—	10,900
Interest rate swaps	—	1,496	—	—	1,496
Corporate equity securities	—	11	47,182	—	47,193
Total Investments	$—	$12,407	$47,182	$(1,810)	$57,779

For loans held for sale, net, the Company uses observable market data when available, including pricing on recent trades, third party pricing, or when appropriate, the recovery value of underlying collateral.
For the year ended November 30, 2019, $0.9 million was transferred from Level 3 to Level 2 due to increase in the observability of inputs. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for year ended November 30, 2018.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

For the years ended November 30, 2019 and 2018, the Company added $29.2 million and $18.1 million, respectively of corporate equity securities. For the year ended November 30, 2018, the Company had $0.3 million of TRS purchases.
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
Below is the summary of the valuation techniques, significant unobservable inputs and their ranges for the Company’s Level 3 financial assets and liabilities as of November 30, 2019:

FINANCIAL INSTRUMENTS OWNED	FAIR VALUE (IN THOUSANDS)	VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUT(S)	INPUT RANGE	WEIGHTED AVERAGE
Loans held for sale, net
Loan	$435,350	Market Approach	Yield relative to market	8.1%	—
Corporate equity securities
Non-exchange traded securities	$32,705		EBITDA multiple	4.7x-14.0x	8.8x
		Combined Income and Market Approach	Revenue multiple Duration Discount Rate	0.6x-1.3x 4.5 Years-5.5 Years 55.3%-65.8%	0.8x

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
Below is a summary of financial instruments not measured at fair value on a recurring or non-recurring basis as of November 30, 2019 and 2018, but for which fair value is required to be disclosed (in thousands):

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

	NOVEMBER 30, 2019		NOVEMBER 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash	$626,776	$626,776	$1,033,048	$1,033,048
Restricted cash	462,397	462,397	468,934	468,934
Loans receivable, net	4,714,460	4,465,211	4,443,872	4,328,669
CLO notes(1)	85,069	82,634	45,735	43,962
Total	$5,888,702	$5,637,018	$5,991,589	$5,874,613
Financial liabilities:
Credit facilities, net	$232,531	$244,553	$186,232	$192,083
Secured notes payable, net	3,616,444	3,599,483	3,620,191	3,646,054
Securities sold under agreement to repurchase(1)	60,650	58,749	39,480	38,929
Long-term debt, net	1,495,225	1,532,945	2,054,023	2,062,584
Total	$5,404,850	$5,435,730	$5,899,926	$5,939,650

(1)	For the year ended November 30, 2019 and 2018 the Company did not record any OTTI.
Cash and restricted cash—The carrying value of cash and restricted cash approximates fair value and are considered Level 1 measurements.
Loans receivable, net—A significant portion of the Company’s loans receivable are measured primarily using broker quotes and using pricing service data from external providers and are considered Level 2 measurements.
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
Long-term debt, net—Fair value of long-term debt is based on broker quotes, which are Level 2 inputs. When broker quotes are not available, values are estimated using a discounted cash flow analysis with a discount rate approximating current market interest rates for issuances of similar term debt.
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
Variable interests in VIEs include debt and equity interests and commitments. Involvement with VIEs by the Company includes involvement as a portfolio manager of collateralized loan obligations (“CLOs”) acting as sponsor of CLOs funding the underlying loans prior to the close of a CLO and owning notes issued by the CLOs.
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
November 30, 2019 and 2018

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
The Company is the primary beneficiary of CLOs to which the Company transfers or directs the transfer of bank loans, securities and participation interests in the form of senior secured loans, second lien loans, unsecured loans, bonds and revolving credit loans to corporate entities. The Company also retained a portion of the secured notes issued by the CLOs. The Company was involved in the decisions made during the structuring and design phase of the entity. The Company acts as the portfolio manager for the CLOs and holds variable interests consisting of the retained notes in the CLOs that could potentially be significant. The assets of the CLOs consist of loans, bonds and notes to corporate entities, which are available for the benefit of the vehicle’s beneficial interest holders. The creditors of the VIEs do not have recourse to the assets of the Company and the assets of the VIEs are not available to satisfy any debt other than those specific to the VIE.
The Company also holds interest in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company’s variable interest in these entities is in the form of insignificant CLO securities and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.
As of November 30, 2019, the Company recorded held-to-maturity investments of $67.6 million at amortized cost and $9.8 million of available-for-sale at fair value, attributed to three non-consolidated VIEs which are included within Investments, on the Consolidated Balance Sheets. The Company also had $2.3 million of receivables related to these non-consolidated VIEs which are included within Other assets and Accrued interest receivable, on the Consolidated Balance Sheets. As of November 30, 2019, the Company’s maximum exposure to losses from this investment was $80.8 million.
9. CREDIT FACILITIES, NET
As of November 30, 2019 and 2018, the Company had secured credit facilities totaling $2.4 billion and $1.7 billion, respectively, which were used to fund and purchase loans. The interest rates related to the credit facilities are primarily variable interest rates based on LIBOR plus a spread as stated in the respective agreements. The credit facilities are secured by the underlying loans funded with the proceeds of the respective facility.
During the years ended November 30, 2019, 2018 and 2017, the Company entered into revolving credit agreements for $1.2 billion, $1.0 billion and $0.6 billion, respectively. During the years ended November 30, 2019, 2018 and 2017, $0.5 billion, $1.1 billion and $0.6 billion of outstanding commitments matured or terminated and any outstanding amounts were repaid, respectively.
Below is a summary of the Credit Facilities and Fronting Lines as of November 30, 2019 and the related expenses for the year ended November 30, 2019 (in millions):

	SENIOR SECURED REVOLVING CREDIT FACILITY		THIRD PARTY FRONTING LINE		MEMBERS’ FRONTING LINE	APEX CLO 2019 WH	APEX CLO 2019 WH II	JFIN REVOLVER CLO 2019	JFIN REVOLVER CLO 2019 II	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$330.0	(1)	$825.0	(2)	$500.0	$—	$—	$187.5	$187.5	$100.0	$300.0	$2,430.0
Outstanding balance	—		—		—	—	—	—	—	56.2	188.4	244.6	(3)
Current availability	$330.0		$825.0		$500.0	$—	$—	$187.5	$187.5	$43.8	$111.6	$2,185.4
Principal balance of loans pledged as collateral	$—		$—		$—	$—	$—	$17.7	$12.6	$74.9	$327.8	$433.0
Largest outstanding amounts during the periods	267.4		825.0		—	271.4	258.4	—	—	59.2	188.4
Interest expense incurred	1.1		4.6		—	2.8	1.6	—	—	1.9	7.3	19.3
Undrawn facility fees incurred(4)	0.6		5.9		2.4	—	—	2.2	0.7	0.2	1.8	13.8
Variable interest rate based on LIBOR	Libor +2.75%		4.99%		—	N/A	N/A	Libor +1.50%	Libor +1.50%	Libor+1.40%	Libor+2.32%
Maturity Date	6/3/2022		2/19/2020		3/1/2020(5)	Terminated	Terminated	2/27/2026	9/8/2026	9/12/2021	2/10/2022

(1)
This facility is secured on a super priority basis by the collateral securing the Senior Secured Debt (refer to Note 11). The collateral is comprised of JFIN’s unrestricted cash, loans receivable and loans held for sale, net not encumbered by other facilities.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

(2)	On February 20, 2019, the Third Party Fronting Line was increased to $825.0 million from $800.0 million.

(3)	Outstanding balance does not include $12.0 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(4)	Included in Interest Expense in the Consolidated Statements of Earnings.

(5)	The Member’s $500 million Fronting Line was renewed until March 1, 2020. Each Member, at their discretion may make available additional advances in excess of its committed amount.
Below is a summary of the Credit Facilities and Fronting Lines as of and for the year ended November 30, 2018 and related expenses for the year ended November 30, 2018 (in millions):

	THIRD PARTY FRONTING LINE		MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	APEX CLO 2018 WH II	CLO 2012 WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	TOTAL
Total availability under the facility	$800.0	(1)	$500.0	$—	$—	$—	$100.0	$300.0	$1,700.0
Outstanding balance	—		—	—	—	—	54.0	138.1	192.1	(2)
Current availability	$800.0		$500.0	$—	$—	$—	$46.0	$161.9	$1,507.9
Principal balance of loans pledged as collateral	$—		$—	$—	$—	$—	$73.2	$249.0	$322.2
Largest outstanding amounts during the periods	977.2		500.0	359.3	259.6	126.7	55.4	148.6
Interest expense incurred	3.4		2.0	3.0	3.0	0.9	1.3	6.5	20.1
Undrawn facility fees incurred(3)	5.9		2.6	—	—	—	0.3	2.0	10.8
Variable interest rate based on LIBOR	4.67%		5.30%	N/A	N/A	N/A	4.04%	4.76%
Maturity Date	2/20/2019		3/1/2019(4)	Terminated	Terminated	Terminated	9/12/2021	2/10/2022

(1)
On February 21, 2018, the Third Party Fronting Line was increased to $800.0 million from $500.0 million. Third Party Fronting line included a temporary increase of $233.0 million from 2/27/2018 to 3/27/2018.

(2)	Outstanding balance does not include $5.9 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on the consolidated balance sheet.

(3)	Included in Interest Expense in the Consolidated Statements of Earnings.

(4)	The Member’s $500 million Fronting Line was renewed until March 1, 2019. Each Member, at their discretion may make available additional advances in excess of its committed amount.
Below is a summary of the Credit Facilities and Fronting Lines as of and for the year ended November 30, 2017 (in millions):

	THIRD PARTY FRONTING LINE	MEMBERS’ FRONTING LINE	APEX CLO 2017 III WH	CLO 2016 II WH	JFIN BUSINESS CREDIT FUND I LLC	JFUND III LLC	JFUND V LLC	TOTAL
Total availability under the facility	$500.0	$500.0	$250.0	$—	$100.0	$300.0	$—	$1,650.0
Outstanding balance	—	—	154.8	—	23.4	145.6	—	323.8	(1)
Current availability	$500.0	$500.0	$95.2	$—	$76.6	$154.4	$—	$1,326.2
Principal balance of loans pledged as collateral	$—	$—	$246.6	$—	$32.0	$251.1	$—	$529.7
Largest outstanding amounts during the periods	500.0	1,100.0(2)	154.8	325.3	43.9	193.1	345.6
Interest expense incurred	4.4	5.1	0.9	1.6	0.7	6.7	3.1	22.5
Undrawn facility fees incurred(3)	3.0	1.7	—	—	0.3	1.2	1.0	7.2
Variable interest rate based on LIBOR	4.19%	4.92%	3.34%	2.98%	2.88%	3.75%	3.05%	—
Maturity Date	2/26/2018(4)	3/1/2018(5)	8/4/2018	Terminated	9/12/2021	2/10/2022(6)	Terminated

(1)	Outstanding balance does not include $5.7 million of deferred structuring fees which is recorded as a direct reduction of the credit facility on consolidated balance sheet.

(2)	Each Member, at their discretion may make available additional advances in excess of its committed amount.

(3)	Included in Interest Expense in the Consolidated Statements of Earnings.

(4)	On February 27, 2016, the Third Party Fronting Line was increased to $500.0 million from $481.7 million.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

(5)	After March 1, 2016, the Members’ Fronting Line contains annual automatic one-year extensions, absent a 60-day termination notice by either party.

(6)	On February 10, 2017, the maturity of the facility was extended until February 10, 2022.
Corporate Revolver—As part of the refinancing, on June 3, 2019 (see Note 11 for further details), the Company entered into a $275.0 million priority senior secured revolving credit facility (the “Corporate Revolver”) intended to be used for general corporate purposes. During the year, the corporate revolver was increased to $330 million by exercising an accordion feature in the existing credit agreement, which allows the Company to increase the facility up to $350 million. The Corporate Revolver will mature on the third anniversary of its closing date, with up to two automatic one-year extensions subject to certain conditions, and has a super-priority payment interest in the collateral securing the new senior secured term loan and the 2026 Secured Notes. Included within the Corporate Revolver is a $100.0 million letter of credit sub-facility which allows the Company to issue letters of credit to borrowers under credit facilities originated by JFIN. Interest is charged on issued letters of credit at a rate of 2.75%. As of November 30, 2019, there were $4.9 million of letters of credit borrowed under the LC Facility.
Natixis LC Facility—On August 17, 2011, JFIN entered into a letter of credit and reimbursement agreement with Natixis, New York Branch for a $50.0 million letter of credit commitment (the “LC Facility”). The LC Facility was established for the purpose of issuing letters of credit to borrowers under credit facilities originated by JFIN. In June 2015, the Company extended its availability under the LC Facility until June 26, 2018. Subsequent to August 31, 2018, JFIN extended this agreement to June 26, 2021. Natixis may request the Company to post cash collateral not less than 105% of the outstanding face amount of issued letters of credit if certain events of default occur or 30 days prior to the termination of the LC Facility. Interest is charged on issued letters of credit at a rate of LIBOR plus a margin of 2.5%. As of November 30, 2019 and 2018, there were $46.8 million and $45.1 million, respectively, of letters of credit issued under the LC Facility. Interest expense for the years ended November 30, 2019, 2018 and 2017 was $1.2 million, $1.1 million and $1.0 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Wells Fargo LC Facility—On March 10, 2016, the Company’s wholly-owned subsidiary JFIN LC Fund LLC (“LC Fund”), which was formed on February 1, 2016, entered into a Standby Letter of Credit Facility with Wells Fargo Bank, National Association (“Wells Fargo”), as issuing bank, pursuant to which the issuing bank has committed to provide a revolving letter of credit facility in an aggregate principal amount of up to $50.0 million. LC Fund’s obligations under the facility mature on the third anniversary of the closing date and are secured by a first lien perfected security interest in a specified segregated deposit account held at Wells Fargo into which the Company is required to deposit 102% of the outstanding face amount of issued letters of credit. The Company guarantees the payment obligations of LC Fund under the facility. In April 2019, the Company increased its stand by letter of credit facility to $150 million, and renewed the facility for an additional two years to April 25, 2021. As of November 30, 2019 and 2018, there were $66.4 million and $50.4 million, respectively, of letters of credit borrowed under the LC Facility. Interest expense for the years ended November 30, 2019, 2018 and 2017 was $1.9 million, $1.5 million and $0.5 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $12.0 million and $5.0 million at November 30, 2019 and 2018, respectively, and are included in Credit facilities, net on the Consolidated Balance Sheets. Amortization of deferred structuring fees expense for the years ended November 30, 2019, 2018 and 2017 was $6.7 million, $6.5 million and $4.6 million, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
10. SECURED NOTES PAYABLE, NET
CLOs consolidated by the Company are funded by the issuance of notes, which are included in Secured notes payable, net on the Consolidated Balance Sheets. Each of the CLOs’ respective assets are pledged as collateral against the secured notes issued by the respective CLO. The cash held by the term loan CLOs is used first to pay interest due to note holders or to be reinvested in loans as prescribed by the indentures. Four revolver CLOs contain $747.7 million of variable funding notes (VFN) that contractually bind the holders to fund the notes upon certain events outlined in the indenture. As of November 30, 2019, the outstanding balance of the VFNs is zero. For the consolidated CLOs, JFIN is entitled to the residual interest of all CLOs after all claims to note holders have been paid.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Following are the remaining maturities of the secured notes payable, net (in thousands):

	NOVEMBER 30, 2019	NOVEMBER 30, 2018
Due in 2020	$—	$—
Due in 2021	—	—
Due in 2022	—	—
Due in 2023	—	—
Due in 2024	53,100	51,864
Thereafter	3,563,344	3,568,328
Total	$3,616,444	$3,620,192

For the years ended November 30, 2019, 2018 and 2017 the Company repaid $608.4 million, $1,819.8 million and $1,779.1 million of outstanding secured notes payable.
Interest rates related to the secured notes are variable interest rates based on LIBOR plus a spread as stated in the respective note agreements ranging from 0.800% to 9.080%.
In connection with the refinancing of one of the Company’s CLO’s for the year ended November 30, 2019, $1.2 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings. In connection with the refinancing of four of the Company’s CLO’s for the year ended November 30, 2018, $12.8 million of original issue discount and $5.5 million of structuring fees were accelerated and are included in interest expense in the Consolidated Statements of Earnings.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $32.4 million and $33.6 million as of November 30, 2019 and 2018, respectively, and are included in Secured notes payable, net on the Consolidated Balance Sheets. Deferred structuring fee expense was $8.2 million,$15.7 million and $17.5 million for years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Original Issue Discount—The unamortized original issue discount of $23.2 million and $26.6 million as of November 30, 2019 and 2018, respectively, and are included within Secured notes payable, net on the Consolidated Balance Sheets. Original issue discount expense was $4.2 million, $25.3 million and $16.9 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
11. LONG-TERM DEBT, NET
Below is a summary of JFIN’s long-term debt as of November 30, 2019 (in millions):

DESCRIPTION	ISSUE DATE	OUTSTANDING PRINCIPAL AMOUNT	MATURITY	INTEREST RATE	INTEREST PAYMENT DATES
2024 Senior Unsecured Notes (“2024 Notes”)	8/03/2017	$371.1	August 15, 2024	7.250%	February and August 15
2026 Senior Secured Notes (“2026 Secured Notes”)	6/03/2019	$400.0	June 3, 2026(1)	6.250%	December and June 1
Senior Secured Term Loan (“Term Loan”)	6/03/2019	$746.3	June 3, 2026(1)	Libor+3.750%	Last business day of each fiscal quarter

(1)	The Term Loan and the 2026 Secured Notes mature on June 3, 2026, or May 16, 2024 if the amount outstanding on the 2024 Notes equals or exceeds $150 million on such date.
On June 3, 2019, JFIN refinanced its debt capital structure by redeeming the 2020 Notes, 2021 Notes, 2022 Notes and the existing $250.0 million term loan and issued a new $275.0 million Corporate Revolver (refer to Note 9), $750.0 million Term Loan and $400.0 million of 2026 Secured Notes, (collectively the “Senior Secured Debt”) to third party investors intended to be used for general corporate purposes. The Senior Secured Debt is secured by a first lien security interest in unrestricted cash and loan receivables not encumbered by other facilities, and is subject to certain negative covenants with the Corporate Revolver having priority of payment over the Term Loan and 2026 Secured Notes. As of November 30, 2019, $1.9 billion of collateral was pledged to the Senior Secured Debt and as of November 30, 2018, $1.8 billion of loans were pledged as collateral to the existing term loan. In connection with the refinancing, when the Company extinguished the 2020 Notes, 2021 Notes, 2022 Notes and the existing term loan, the Company accelerated $10.9 million of deferred structuring fees and paid call premiums of $14.2 million to noteholders.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

The 2026 Secured Notes are redeemable, in whole or in part, at any time on or after June 1, 2022 at the redemption prices specified in the applicable offering memorandum. Prior to June 1, 2022, the Notes may be redeemed at a “make whole” premium specified in the applicable offering memorandum. In addition, prior to June 1, 2022, up to 40% of the 2026 Secured Notes may be redeemed at a price of 106.250% of the aggregate principal amount of 2026 Secured Notes being redeemed with the proceeds of certain equity issuances.
At any time prior to August 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of such 2024 Notes, plus the relevant Applicable Premium, as defined in the applicable offering memorandum as of, and accrued and unpaid interest, if any, to but not including the applicable redemption date.
The table below summarizes the respective redemption prices for the 2024 Notes and 2026 Secured Notes within the twelve-month period after the respective redemption dates, plus accrued but unpaid interest:

	2024 NOTES	2026 NOTES
YEAR	PERCENTAGE
2020	103.625%	106.250%
2021	101.813%	106.250%
2022	100.000%	103.125%
2023	100.000%	101.563%
2024	100.000%	100.000%
2025 and thereafter	—	100.000%
Prior to August 15, 2020, the Company may redeem the 2024 Notes with cash proceeds from any equity offering at a redemption price of 107.250%, plus accrued but unpaid interest, if any, up to but not including the applicable redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the 2024 Notes (including any additional notes): provided that (1) in each case the redemption takes place not later than 180 days after the consummation of the related equity offering, and (2) not less than 60% of the original aggregate principal amount of such notes (including any additional notes) remains outstanding immediately after such redemption (excluding the aggregate principal amount of all Notes of such series, then held by the Issuers or any of their restricted subsidiaries).
Neither the 2024 Notes nor the 2026 Secured Notes are guaranteed by any of the Company’s subsidiaries; however, its subsidiaries may be required to guarantee the 2024 Notes and 2026 Secured Notes in the future pursuant to certain covenants as defined in the applicable offering memorandums.
If a change of control occurs, the holders of each series of the 2024 Notes and 2026 Secured Notes will have the right to require the Company to repurchase their notes, in whole or in part, at a purchase price of 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain assets and the net cash proceeds are not applied as permitted under the indenture governing the 2024 Notes and 2026 Secured Notes, the Company may have to use such proceeds to offer to purchase some of such notes at 100% of the principal, plus accrued and unpaid interest, if any, to the date of repurchase.
Interest expense related to Long-term debt was $119.7 million, $145.8 million and $125.3 million for the years ended November 30, 2019, 2018 and 2017, respectively.
Deferred Structuring Fees—Deferred structuring fees in aggregate were $20.4 million and $20.3 million as of November 30, 2019 and 2018, respectively and are included in Long-term debt, net on the Consolidated Balance Sheets. Amortization of deferred structuring fee expense was $15.8 million, $6.7 million and $7.6 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.
Original Issue Discount—The unamortized original issue discount of $1.7 million and $0.5 million as of November 30, 2019 and 2018, respectively, was included within Long-term debt, net on the Consolidated Balance Sheets. The amortization of the original issue discount was $0.6 million, $0.1 million and $1.5 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

12. FEE INCOME, NET
The Company presents fee income net of origination, syndication and deferred underwriting fees in the Consolidated Statements of Earnings. The following is a summary of the components of Fee income, net for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Underwriting fees	$339,198	$641,094	$625,754
Administration fees	13,600	11,137	8,399
Other fees	61,839	67,887	61,024
	414,637	720,118	695,177
Less:
Deferred underwriting fees	(87,361)	(136,292)	(113,179)
Jefferies LLC fees, net(1)	(123,200)	(268,705)	(279,337)
Third party fees	(28,954)	(32,265)	(32,638)
Fee income, net	$175,122	$282,856	$270,023

(1)	Jefferies LLC is a wholly owned subsidiary of JGL.
13. OTHER (LOSSES) GAINS, NET
The following summarizes Other (losses) gains, net for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Realized gain on sale of loans held for sale	$13,466	$10,445	$6,467
Change in fair value of loans held for sale	—	(5)	(4,634)
Realized (loss) gain on investments	(11,889)	492	1,047
Unrealized (loss) gain on investments	(33,565)	(2,116)	1,863
Call premium on long-term debt	(14,198)	—	—
Other gains	6,107	—	—
Dividends	438	307	1,937
Other (losses) gains, net	$(39,641)	$9,123	$6,680

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
The realization of deferred tax assets is assessed, and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The Company follows the provisions of accounting for uncertainty in income taxes which prescribes a recognition threshold under which it is determined whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of the tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the tax authority is recognized.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Income tax expense for the years ended November 30, 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017
Current—local	$2,701	$7,591	$5,750
Deferred—local	(1,439)	(91)	550
Total income tax expense	$1,262	$7,500	$6,300

Deferred income taxes are provided for temporary differences in reporting certain items, principally the allowance for loan losses and deferred loan fees. The Company had a net deferred tax asset of $6.3 million and $4.9 million as of November 30, 2019 and 2018, respectively, included in Other assets on the Consolidated Balance Sheets.
For the years ended November 30, 2019 and 2018, the Company concluded, based upon its assessment of positive and negative evidence, that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Accordingly, the Company did not record a valuation allowance as of November 30, 2019 and 2018.
The Company’s effective tax rate was 2.8%, 3.7% and 3.4% for years ended November 30, 2019, 2018 and 2017, respectively. The Company’s effective tax rate for the years ended November 30, 2019, 2018 and 2017 differed from the New York City statutory rate of 4.0% primarily due to unrecognized tax benefits related to state and local jurisdictions.
Company had a current income tax payable including the cumulative balance of unrecognized tax benefits of $30.0 million and $27.7 million as of November 30, 2019 and 2018 respectively, included in Other liabilities on the Consolidated Balance Sheets.
The balance of net unrecognized tax benefits was $28.9 million and $28.2 million as of November 30, 2019 and 2018, respectively. Interest related to income tax liabilities is recognized in income tax expense in the Consolidated Statements of Earnings. Penalties, if any, are recognized in other expenses in the Consolidated Statements of Earnings. The Company has interest accrued of approximately $7.2 million and $5.3 million as of November 30, 2019 and 2018, respectively. No material penalties have been accrued.
The Company is currently under examination by New York City for the years 2006 to 2015. The Company does not expect that the resolution of this examination will have a material impact on the Consolidated Financial Statements.
15. RELATED PARTY TRANSACTIONS
JGL—JGL equity capital commitment to JFIN is $750.0 million. During the first quarter of 2019, JFIN returned $75.0 million of capital to JGL and in 2018 JFIN made a tax distribution of $40.0 million. The undrawn capital commitment available to JFIN from JGL as of November 30, 2019 and 2018 was $106.3 million and $55.2 million, respectively, as outlined in the LLC agreement.
JFIN owed JGL $0.3 million as of November 30, 2019 and 2018, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for JGL was $1.2 million, $2.4 million and $3.5 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. The Company had no borrowings from JGL for the year ended November 30, 2019 and borrowed in aggregate from JGL $1.9 billion and $3.0 billion for the years ended November 30, 2018 and 2017, respectively.
On March 28, 2019, the JFIN provided a promissory note to JGL (“The Note”) in the principal amount of $1.0 billion. The Note stipulated interest at Libor plus 5.0% per annum and a scheduled maturity date of May 15, 2019 with an option to prepay The Note in whole or in part without penalty or premium. The Note was fully repaid on May 15, 2019. Interest income earned on The Note of $3.8 million is included in Interest income in the Consolidated Statements of Earnings.
Mass Mutual—Mass Mutual equity capital commitment to JFIN is $750.0 million. During the first quarter of 2019, JFIN returned $75.0 million of capital to Mass Mutual and in 2018 JFIN made a tax distribution of $40.0 million. The undrawn capital commitment available to JFIN from Mass Mutual as of November 30, 2019 and 2018 was $106.3 million and $55.2 million, respectively, as outlined in the LLC agreement.
JFIN owed Mass Mutual $0.3 million and $0.6 million as of November 30, 2019 and 2018, related to interest payable on the Members’ Fronting Line, which was recorded in Due to affiliates on the Consolidated Balance Sheets. Interest expense on the Members’ Fronting Line for Mass Mutual was $1.2 million,$2.1 million and $3.2 million for the years ended November 30, 2019, 2018 and 2017, respectively, and was included in Interest expense in the Consolidated Statements of Earnings. The Company had no borrowings from Mass Mutual for the year ended November 30, 2019 and borrowed in aggregate from Mass Mutual $1.3 billion and $1.8 billion for the years ended November 30, 2018 and 2017, respectively.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Mass Mutual has also provided JFIN’s direct lending subsidiary, JFAM access to capital to invest on it’s behalf and paid $0.6 million and $0.7 million for years ended November 30, 2019 and 2018, respectively in management fees to JFAM, which is included in Fee income, net in the Consolidated Statements of Earnings.
During the year the Company entered into a Limited Partnership Agreement with Mass Mutual for the purpose of investing in certain revolving credit facilities. Please refer to Note 6 for further information. In conjunction with the agreement, the expense was $4.5 million for year ended November 30, 2019, which is included in Interest expense in the Consolidated Statement of Earnings. As of November 30, 2019 the related interest payable was $0.4 million and was recorded in Due to affiliates on the Consolidated Balance Sheets.
Babson Capital Management LLC (“BCM”)—BCM is the subadvisor to one of the Company’s CLOs and is entitled to receive management and incentive fees, which are included in General, administrative and other in the Consolidated Statements of Earnings.
Below is a summary of management fees earned by BCM for years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Management fees charged by BCM	$190	$912	$2,807

JFIN owed BCM approximately $0.2 million related to collateral management fees as of November 30, 2018, which is recorded in Due to affiliates on the Consolidated Balance Sheets.
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
Below is a summary of expenses charged by Jefferies to JFIN for the years ended November 30, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Compensation and benefits	$34,345	$31,661	$24,222
Administration expenses	22,052	26,003	22,938
Occupancy expenses	3,661	3,322	2,928
New York City Unincorporated Business Tax	480	635	291
Expenses charged by Jefferies	$60,538	$61,621	$50,379

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
Under the Jefferies Service Agreement, JFIN receives from and pays to Jefferies fees on certain transactions originated by Jefferies. Net fees paid to Jefferies were $123.2 million, $268.7 million and $279.3 million for the years ended November 30, 2019, 2018 and 2017, respectively, and are recorded in Fee income, net, in the Consolidated Statements of Earnings.
As it relates to these loan origination fees, JFIN owed Jefferies $16.9 million and $34.6 million at November 30, 2019 and 2018, respectively, which were recorded in Due to affiliates on the Consolidated Balance Sheets.
In the regular course of business, JFIN enters into agreements, related to specific transactions, with Jefferies and/or JGL and other related entities to provide certain operational support, subsidies for loans, reimbursement of expenses, loan trading, or to mitigate potential losses on transactions.
Additionally, JFIN had cash on deposit at Jefferies totaling $30.9 million and $14.1 million at November 30, 2019 and 2018.
In connection with the debt refinancing, Jefferies acted as underwriter. Jefferies also acted as a placement agent and underwriter for certain CLOs and holds a portion of certain secured notes.

JEFFERIES FINANCE LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 2019 and 2018

Other Jefferies Affiliates—For the year ended November 30, 2019, Jefferies Leveraged Credit Products, LLC (“JLCP”) purchased $507.9 million of loans originated by JFIN.
On April 20, 2018, JFIN CLO 2012 WH entered into a $200.0 million pre-CLO warehouse financing arranged by JLCP. The warehouse was terminated on August 17, 2018 when the assets were contributed into the CLO. On December 21, 2018, Apex Credit CLO 2019 entered into a $250.0 million pre-CLO warehouse financing arranged by Jefferies Structured Credit LLC. The warehouse was terminated on May 30, 2019 when the assets were contributed into the CLO. On June 4, 2019, Apex Credit CLO 2019 II entered into a $200.0 million pre-CLO warehouse financing arranged by Jefferies Structured Credit LLC.
As of November 30, 2019, Jefferies Financial Group committed to purchase $66 million of a loan originated by JFIN, which was subsequently settled after the balance sheet date.
On August 10, 2017, Jefferies Funding LLC (JFL), a wholly owned subsidiary of JGL, entered into participation agreements with JFIN whose underlying value is based on certain securities issued by certain CLOs. Under this agreement, JFIN paid approximately $1.3 million to JFL.
16. LOAN COMMITMENTS
From time to time, the Company makes commitments to extend revolving lines of credit and delayed draw term loans to borrowers. These commitments are not recorded as assets on the Consolidated Balance Sheets. Once drawn, the funded amounts can be pledged as collateral under the Company’s credit facilities. As of November 30, 2019 and 2018, the Company had undrawn commitments of $2.4 billion and $2.2 billion, respectively. As of November 30, 2019, the Company, through CLOs and CLO warehouses, had the capacity to fund $1.2 billion of revolving commitments. In addition, $209 million of revolving commitments were held in a credit facility subject to equity requirements. As of November 30, 2019 and 2018, these commitments had maturity dates through September 2026 and June 2026, respectively. For the years ended November 30, 2019, 2018 and 2017, the Company earned unfunded fees of $16.4 million, $15.4 million and $13.0 million, respectively. These amounts are included in Fee income, net in the Consolidated Statements of Earnings.
In addition, during the normal course of business, the Company extends commitments to underwrite loan products. As of November 30, 2019, the Company had $3.2 billion of commitments to these credit facilities, of which $2.0 billion had been syndicated to third parties. As of November 30, 2018, the Company had $3.4 billion of commitments to these credit facilities, of which $0.7 billion had been syndicated to third parties.
17. CONCENTRATIONS OF CREDIT RISK
In the normal course of business, the Company engages in commercial lending activities with borrowers primarily throughout the United States. As of November 30, 2019, there were two borrowers whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2018, there was only one borrower whose individual outstanding loan balance represented 5% or more of all loan balances. As of November 30, 2019, healthcare, high tech industries, and consumer goods were the largest industry concentrations, which made up approximately 12%, 11% and 10%, respectively, of all loan balances. As of November 30, 2018, business services, healthcare and retail were the largest industry concentrations, which made up approximately 27%, 11% and 8%, respectively, of all loan balances. Loans balances include Loans receivable and Loans held for sale, net.
* * * * * *

