Form 10-K/A
period 2019-11-30
Jefferies Group LLC
filed 2020-03-27
CIK 1084580

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Explanatory Note
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, solely to add Berkadia Commercial Mortgage Holding LLC financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 included in Item 15 (c), Financial Statement Schedule as required pursuant to Rule 3.09 of Regulation S-X. This Amendment No. 1 on Form 10-K/A amends Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the U.S. Securities and Exchange Commission on January 29, 2020 ("Original Report").
This Amendment No. 1 does not reflect events occurring after the filing of the Original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

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

4.7	Description of Registrant’s Securities	*
23.1	Consent of Deloitte & Touche LLP.	*
23.2	Consent of Deloitte & Touche LLP.	*
23.3	Consent of PricewaterhouseCoopers LLP.	**

JEFFERIES GROUP LLC AND SUBSIDIARIES

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.	**
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.	**
32	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.	**
101
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
*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.	**
101.SCH	iXBRL Taxonomy Extension Schema Document.	**
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101).	**

(c) Financial Statement Schedules
Jefferies Finance LLC financial statements as of November 30, 2019 and 2018, and for the years ended November 30, 2019, 2018 and 2017		*
Berkadia Commercial Mortgage Holding LLC financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017		**

* Included in Part IV in Jefferies Group LLC's Annual Report on Form 10-K for the fiscal year ended November 30, 2019, which was initially filed with the U.S. Securities and Exchange Commission on January 29, 2020.
** Filed herewith.

JEFFERIES GROUP LLC AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC
(Registrant)
Dated: March 27, 2020	By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Interim Chief Financial Officer
(duly authorized officer)

Berkadia Commercial
Mortgage Holding LLC
2019 Consolidated Financial Statements

Berkadia Commercial Mortgage Holding LLC 2019 Consolidated Financial Statements Contents

Report of Independent Auditors
To Board of Managers of Berkadia Commercial Mortgage Holding LLC
We have audited the accompanying consolidated financial statements of Berkadia Commercial Mortgage Holding LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for the years then ended.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkadia Commercial Mortgage Holding LLC and its subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
Other Matter
The accompanying consolidated statements of income, of comprehensive income, of changes in equity and of cash flows of Berkadia Commercial Mortgage Holding LLC and its subsidiaries for the year ended December 31, 2017 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2017 financial statements to be audited and they are therefore not covered by this report.
/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 16, 2020

Berkadia Commercial Mortgage Holding LLC Consolidated Balance Sheets As of December 31, 2019 and 2018

(in thousands of dollars)	Audited
	2019	2018

Assets
Cash and cash equivalents	$45,780	$29,497
Restricted cash	21,447	7,095
Servicing advances and other receivables	130,004	176,766
Investment securities available for sale	25,453	24,511
Investment security at fair value	96,799	111,326
Loans held for sale at fair value	1,015,711	1,298,109
Loans held for investment at fair value	75,188	94,476
Loans held for investment at amortized cost, net	671,126	527,406
Mortgage servicing rights, net of valuation allowance of $15.1 million and $5.3 million as of December 31,2019 and 2018, respectively	924,419	874,644
Intangible assets, net	15,658	21,183
Other assets	119,320	107,897
Total assets	$3,140,905	$3,272,910

Liabilities
Financial guarantee liability	$326,083	$311,091
Accrued compensation and benefits	126,762	113,048
Accounts payable and other liabilities	83,775	73,573
Secured borrowings	541,154	771,037
Commercial paper	1,472,000	1,472,000
Total liabilities	2,549,774	2,740,749

Commitments and Contingencies (Note 20)	—	—

Equity
Members' equity	592,515	534,405
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on investment securities	360	(599)
Net foreign currency translation adjustment	(1,744)	(1,645)
Total accumulated other comprehensive loss, net of tax	(1,384)	(2,244)
Total equity	591,131	532,161
Total liabilities and equity	$3,140,905	$3,272,910

The accompanying notes are an integral part of these consolidated financial statements.

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Income Years Ended December 31, 2019, 2018 and 2017

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Revenues and Other Income
Mortgage servicing fees	$211,132	$190,933	$160,822
Net gains	300,087	282,749	252,761
Interest income	142,939	158,843	137,832
Loan origination fees	159,913	162,760	149,104
Brokerage commission income	93,665	87,453	82,551
Other income	71,428	57,624	41,778
Total revenues and other income	979,164	940,362	824,848

Expenses
Salaries, incentive compensation and employee benefits	388,602	364,384	323,984
Depreciation and amortization	170,062	157,249	144,027
Impairment (recovery) of mortgage servicing rights, net	9,763	(14,344)	(8,012)
Brokerage commission expense	70,630	64,165	55,994
Interest expense	44,639	54,479	42,282
Other expenses	78,206	76,658	72,671
Total expenses	761,902	702,591	630,946
Income before income tax provision	217,262	237,771	193,902
Income tax provision	2,883	3,064	3,172
Net income	$214,379	$234,707	$190,730

The accompanying notes are an integral part of these consolidated financial statements.

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Comprehensive Income Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Audited		Unaudited
	2019	2018	2017

Net income	$214,379	$234,707	$190,730
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	959	675	(1,106)
Less: reclassification adjustment for net gains (losses) included in net income (1), net of tax	—	(751)	139
Net change in unrealized holding gains (losses) on investments, net of tax	959	(76)	(967)

Net foreign currency translation adjustments arising during the period, net of tax	(99)	(917)	377
Other comprehensive income (loss), net of tax	860	(993)	(590)
Comprehensive income	$215,239	$233,714	$190,140

(1) Reported as a component of net gains in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Changes in Equity Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Members' Equity	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2017 (Unaudited)	$427,756	$(661)	$427,095
Net income	190,730	—	190,730
Other comprehensive loss	—	(590)	(590)
Dividends paid	(145,977)	—	(145,977)
Balance, December 31, 2017 (Unaudited)	472,509	(1,251)	471,258

Net income	234,707	—	234,707
Other comprehensive loss	—	(993)	(993)
Dividends paid	(172,811)	—	(172,811)
Balance, December 31, 2018 (Audited)	534,405	(2,244)	532,161

Net income	214,379	—	214,379
Other comprehensive income	—	860	860
Dividends paid	(156,269)	—	(156,269)
Balance, December 31, 2019 (Audited)	$592,515	$(1,384)	$591,131

The accompanying notes are an integral part of these consolidated financial statements.

Berkadia Commercial Mortgage Holding LLC Consolidated Statements of Cash Flows Years Ended December 31, 2019, 2018 and 2017

(in thousands of dollars)	Audited		Unaudited
	2019	2018	2017

Operating Activities
Net income	$214,379	$234,707	$190,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains	(300,087)	(282,749)	(252,761)
Depreciation and amortization	170,062	157,249	144,027
Impairment (recovery) of mortgage servicing rights, net	9,763	(14,344)	(8,012)
Other adjustments to net income	2,930	(69)	3,936
Net change in assets and liabilities which provided (used) cash:
Servicing advances and other receivables	46,596	97,807	(51,920)
Other assets	(16,423)	(29,956)	1,808
Accrued compensation and benefits	13,725	14,331	14,492
Accounts payable and other liabilities	(5,164)	(5,504)	(5,563)
Proceeds from sales of loans held for sale	18,374,700	17,918,376	17,416,515
Origination of loans held for sale	(17,994,236)	(18,240,030)	(16,444,968)
Net cash provided by (used in) operating activities	516,245	(150,182)	1,008,284

Investing Activities
Purchases of property and equipment	(5,546)	(9,072)	(7,135)
Proceeds from sales of and repayments of loans held for investment	482,300	600,527	519,882
Origination of loans held for investment	(601,248)	(403,832)	(611,043)
Purchases of investment securities available for sale	—	—	(35,202)
Proceeds from maturities of investment securities available for sale	—	—	17,536
Proceeds from sales of investment securities available for sale	—	24,483	—
Proceeds received from investment security at fair value	27,586	35,018	45,943
Purchases of mortgage servicing rights	(1,012)	—	—
Purchases of equity-method investments	—	(14,000)	—
Other investing activities, net	(200)	(100)	(5,195)
Net cash (used in) provided by investing activities	(98,120)	233,024	(75,214)

Financing Activities
Net (decrease) increase in secured borrowings	(231,796)	53,053	(843,814)
Proceeds from issuance of commercial paper	1,772,000	1,472,000	1,472,000
Repayments of commercial paper	(1,772,000)	(1,472,000)	(1,472,000)
Contingent consideration payments	(1,428)	(1,774)	(1,032)
Dividends paid	(156,269)	(172,811)	(145,977)
Net cash used in financing activities	(389,493)	(121,532)	(990,823)

Effect of Foreign Exchange Rates on Cash	2,003	5,439	(3,433)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	30,635	(33,251)	(61,186)
Cash and cash equivalents and Restricted cash, January 1	36,592	69,843	131,029
Cash and cash equivalents and Restricted cash, December 31	$67,227	$36,592	$69,843

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$1,889	$2,910	$2,730
Interest paid	45,530	53,683	37,981

The accompanying notes are an integral part of these consolidated financial statements.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (2017 not covered by the auditor’s report)

1.	Organization and Operations
Berkadia Commercial Mortgage Holding LLC is a holding company of various subsidiaries (together with its subsidiaries, the “Company”) engaged in mortgage banking, investment sales, and servicing of commercial/multifamily real estate loans. The Company’s principal subsidiaries include Berkadia Commercial Mortgage LLC (“BCM”), Berkadia Proprietary LLC, and Berkadia Real Estate Advisors LLC.
The Company’s members are wholly-owned subsidiaries of Jefferies Financial Group Inc. (“Jefferies”) and Berkshire Hathaway Inc. (“Berkshire Hathaway”), with each member holding a 50% voting membership interest and a 45% economic interest in the Company. A privately-held equity firm holds the residual 10% economic interest with no voting membership interest in the Company.
The Company originates commercial/multifamily real estate loans for the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”), individually an “Agency” and collectively the “Agencies,” using their underwriting guidelines, and sells the loans (or issues related mortgage-backed securities) after the loans are funded. Provided the Company adheres to established underwriting guidelines, the Agencies (or institutional investors) purchase the principal amount of the loans plus accrued interest (or related mortgage-backed securities), and the Company retains the servicing rights. With respect to FHA loans, institutional investors purchase the related Ginnie Mae mortgage-backed securities and the U.S. Department of Housing and Urban Development (“HUD”) provides insurance coverage. In addition, the Company assumes a shared loss position throughout the term of each loan purchased or credit enhanced by Fannie Mae under its Delegated Underwriting and Servicing (“DUS™”) program. The Company also brokers loans for other third-party capital providers such as insurance companies, conduits, debt funds, banks and other financial institutions.
The Company is one of the largest servicers of commercial/multifamily real estate loans in the United States with a servicing portfolio of approximately 18,500 loans and an unpaid principal balance of $278.9 billion as of December 31, 2019. BCM is a rated primary, master and special servicer for commercial mortgage-backed securities (“CMBS”) transactions, an approved servicer of Agency loans, and carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions.
In addition, the Company originates commercial/multifamily real estate loans that are not intended to be sold or brokered to third parties (“proprietary loans”). Such loans include interim financing to borrowers who intend to refinance on a longer-term basis with a third party.
The Company operates an investment sales platform focused on commercial/multifamily real estate assets. The Company provides services related to the acquisition and disposition of commercial/multifamily real estate assets, including brokerage services, asset review, market research, financial analysis and due diligence support.

2.	Risks and Uncertainties
The Company is exposed to interest rate and other market risks associated with its portfolio of loans and investment securities. Changes in the level of interest rates or changes in yield curves, as well as changes in interest rate spreads, could adversely affect the estimated fair value of the Company’s portfolio of loans and investment securities and its net income.
The Company is exposed to liquidity risk associated with its ability to manage unplanned changes in funding sources and its ability to meet obligations when they come due. The Company’s mix of funding sources includes commercial paper and third-party financing arrangements as further discussed in Note 16. A portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Hathaway. Unplanned changes or reductions in funding sources could adversely affect the Company’s ability to run its business and meet its obligations when they come due.
The Company’s ability to generate income through mortgage loan sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which purchase loans from the Company and/or facilitate the issuance of mortgage-backed securities in the secondary market. In September 2019, the Federal Housing Finance Agency announced that Fannie Mae’s and Freddie Mac’s multifamily loan purchases would be capped at $100 billion for each government sponsored enterprise (“GSE”) for the period from October 1, 2019 through December 31, 2020. The new caps apply to all multifamily business with a stipulation that at least 37.5% of the cap be allocated to mission-driven affordable housing. Fannie Mae, Freddie Mac and the FHA are subject to regulatory and legislative reform and could be substantially modified or eliminated in the future. Any discontinuation of, or significant reduction or change in the operations of these programs, including a change to the conservatorship of Fannie Mae and Freddie Mac, could materially affect the Company’s results of operations and cash flows.
As further discussed in Note 19, the Company assumes a shared loss position throughout the term of each loan originated under the Fannie Mae DUS™ program. Negative trends in the financial position of related borrowers, values of collateral underlying related loans, loan delinquencies and loan defaults could materially affect the Company’s results of operations and cash flows.
The Company’s business and earnings are affected by general economic conditions, particularly in the commercial/multifamily real estate industry. The Company’s business and earnings are sensitive to changes in supply and demand of real estate properties and fluctuations in real estate debt financing markets. Unfavorable economic conditions could have an adverse effect on the Company’s business, including decreased demand for new loans and servicing of loans originated by third parties.

3.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the estimates utilized in preparing the consolidated financial statements and accompanying notes are reasonable. Actual results could differ from these estimates and assumptions.
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Welsh Road Funding LLC (“Welsh Road Funding”), a consolidated variable interest entity (“VIE”) designed for the sole purpose of issuing commercial paper notes. The Company consolidates Welsh Road Funding as it is the primary beneficiary of this VIE.
VIEs are also commonly used in CMBS transactions for which the Company is the primary, master, or in some instances, special servicer. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and (2) who, through its interest in the VIE, has the obligation to absorb losses or a right to receive benefits from the VIE that could potentially be significant to the VIE. To assess whether the Company has either of the above, management considers all the facts and circumstances relevant to the Company’s role and responsibility as servicer of assets held within the VIE, including the right other decision makers have in certain instances to remove the Company as servicer. As a result of this assessment, management has concluded that the Company is not the primary beneficiary in relation to VIEs for which it is servicer of the underlying assets. Management performs periodic reassessments of whether changes in facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change.
All material intercompany balances and transactions have been eliminated in consolidation.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The Company’s operations include significant transactions conducted with affiliated entities as more fully described in Note 21.
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or equity.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and in overnight investments. The Company also considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents. Cash equivalents are reported at cost, which approximates fair value. The Company had no cash equivalents as of December 31, 2019 and 2018.
Restricted Cash
Restricted cash represents cash that is restricted as to withdrawal or usage and primarily includes amounts required to meet certain regulatory liquidity ratios as more fully described in Note 4 and amounts required to be maintained in connection with a secured borrowing agreement as more fully described in Note 16. Restricted cash is reported at cost, which approximates fair value.
Servicing Advances and Other Receivables
Servicing advances and other receivables are reported at net realizable value in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables. As a master servicer, the Company is generally required to advance funds to a securitization trust to cover delinquent payments on securitized loans and any taxes and insurance premiums not paid by borrowers or covered by borrowers’ escrow funds, provided that the servicer determines that the advances will be recoverable from loan payments or liquidation proceeds in the future. In certain circumstances, the Company has similar obligations to advance funds in connection with loans under which the Company is a primary servicer. Servicing advances are subject to periodic review to ensure continued recoverability. Servicing advances, along with accrued interest thereon, have priority over the rights of other investors in a securitization. As a result, a reserve for uncollectible servicing advances was not required as of December 31, 2019 and 2018.
Interest income, mortgage servicing fees and related revenue are recognized on an accrual basis as earned. Amounts earned but not yet collected are reported as a component of servicing advances and other receivables in the consolidated balance sheets.
Investment Securities Available for Sale
The classification of investment securities is based on management’s intent with respect to such securities in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. Realized gains and losses on the sale of investment securities are determined using the specific identification method and recognized in current period earnings.
The Company’s investment securities available for sale in an unrealized loss position are reviewed quarterly to identify declines in value that are other-than-temporary. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and duration of the decline; (2) the reason for the decline in value (e.g., credit event, currency or interest rate related, including general credit spread widening); and (3) the financial condition and near-term prospects of the issuer.
GAAP requires that other-than-temporary impairment be recognized in earnings for a debt security in an unrealized loss position when an entity either (1) has the intent to sell the security or (2) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities that meet either of these two criteria, the Company recognizes an impairment, which represents the difference between the security’s amortized cost basis and its estimated fair value. If the Company intends to sell or it

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired, and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (1) the portion of loss which represents the credit loss; and (2) the portion which is due to other factors. GAAP requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income, net of tax.
Investment Security at Fair Value
The Company owns a 14.3% beneficial interest in a trust that holds various types of first and second lien, performing and non-performing residential mortgage loans as well as home equity lines of credit that were initially purchased by Berkshire Hathaway from a third party and subsequently transferred into a trust. The Company and the other two beneficial owners (both subsidiaries of Berkshire Hathaway) have rights to the cash flows related to the underlying assets of the trust based on their percentage ownership of the trust. The transferability of the Company’s beneficial interest is subject to the approval of the other two beneficial owners. The Company has elected to carry the investment at fair value in accordance with ASC Topic 825, Financial Instruments (“ASC Topic 825”). The investment is valued using a discounted cash flow model for which significant inputs include discount rate, prepayment speeds and net expected credit losses. Changes in fair value are recognized in earnings as a component of net gains in the consolidated statements of income.
Loans Held for Sale at Fair Value
The Company originates loans for the Agencies using their underwriting guidelines, and typically sells such loans approximately 30 to 45 days after the loans are funded. The Company has elected to carry loans held for sale at fair value in accordance with ASC Topic 825 due to the short duration that such loans are held on the consolidated balance sheet. Prior to funding, the Company enters into a commitment to sell loans at a fixed price. Management utilizes the contractually agreed-upon related forward sales commitments to estimate fair value. Included in this classification are FHA loans in the process of being modified in accordance with established Agency guidelines pending issuance of new Ginnie Mae mortgage-backed securities.
Loan origination fees and direct loan origination costs are recognized in earnings as incurred. Interest income is recognized on an accrual basis. Realized gains and losses on the sale of loans and unrealized gains and losses on loans held for sale are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Fair Value
The Company owns a syndicated interest in certain unsecured commercial loans from one corporate issuer as of December 31, 2019 and 2018, and has elected the fair value option in accordance with ASC Topic 825, because the loans trade over-the-counter. Management utilizes a third-party pricing service to estimate fair value. Management has the intent and the ability to hold these loans for the foreseeable future or until their maturity or payoff. The syndicated interest in certain unsecured commercial loans had an aggregate unpaid principal balance of $75.0 million and $98.8 million as of December 31, 2019 and 2018, respectively, and an aggregate fair value of $75.2 million and $94.5 million as of December 31, 2019 and 2018, respectively.
Interest income is recognized on an accrual basis. Unrealized gains and losses on loans held for investment are reported as a component of net gains in the consolidated statements of income.
Loans Held for Investment at Amortized Cost
The Company owns a portfolio of proprietary loans that are carried at amortized cost, net of an allowance for loans losses. Management has the intent and ability to hold these loans for the foreseeable future or until their maturity or payoff. Loans held for investment are subject to the establishment of an allowance for loan losses in accordance with ASC 310-10 (impairment measured on an individual loan basis) and ASC 450-50 (impairment measured at a portfolio level). Impaired loans are defined as loans for which principal

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

and interest will not be collected in accordance with the contractual terms of the loan. As of December 31, 2019 and 2018, all loans were current. Management did not identify any impaired loans and therefore did not record a specific allowance for loan losses in accordance with ASC 310-10. In accordance with ASC 450-50, the Company recorded an allowance for loan losses of $2.4 million and $3.3 million as of December 31, 2019 and 2018, respectively.
Derivative Financial Instruments
The Company enters into loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific interest rate. These commitments generally have fixed expiration dates or other termination clauses and may require a fee. The Company is committed to extend credit to the counterparties as long as there is no violation of any condition established in the commitment contracts. The Company simultaneously enters into an agreement to sell such mortgages to third-party investors at a fixed price. Both the loan origination and forward sale commitments qualify as derivative financial instruments.
The Company accounts for its derivative activities in accordance with ASC Topic 815, Derivatives and Hedging. The Company recognizes all derivatives on the consolidated balance sheets as assets or liabilities, as appropriate, measured at fair value. The change in fair value of the derivatives is recognized in current period earnings as a component of net gains in the consolidated statements of income.
Mortgage Servicing Rights
In accordance with ASC Topic 860, Transfers and Servicing, the Company capitalizes originated mortgage servicing rights at estimated fair value when the related loans are sold. The Company records purchased mortgage servicing rights at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, mortgage servicing rights are carried at the lower of amortized cost or fair value. Amortization expense is recorded for each stratum in proportion to, and over the period of, the projected net servicing cash flows and is reported as a component of depreciation and amortization in the consolidated statements of income.
Management evaluates mortgage servicing rights for impairment by stratifying the servicing portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, FHA/Ginnie Mae, GSE, and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, management considers the mortgage servicing right asset to be impaired. Impairment is recognized through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred, or as a direct write-down to the mortgage servicing right asset if the impairment is deemed to be other-than-temporary. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying value for that stratum, however, is not recognized. See Note 11 for changes in the valuation allowance for the years ended December 31, 2019 and 2018.
Management estimates the fair value of mortgage servicing rights based upon market transactions for comparable servicing assets if available or, in the absence of representative market information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. Because benchmark market data and quoted market prices related to specific transactions are generally not available, management estimates the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. Cash flows are derived based upon internal operating assumptions that management believes would be used by market participants, such as prepayment speeds, default rates, interest rates, discount rates, costs to service and other assumptions (see Note 18 for significant unobservable inputs regarding “servicing value”). Actual prepayment speeds, default rates and costs to service may differ from those projected by management due to changes in a variety of economic factors; accordingly, the servicing assets actually realized, or the servicing liabilities actually incurred, as applicable, could differ from the amounts initially recorded. Management considers all available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Intangible Assets
The Company’s intangible assets consist of customer relationships. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the customer relationships are being amortized on a straight-line basis over their estimated useful lives ranging from 4 to 10 years. Management reviews intangible assets for impairment on an annual basis. Management may also review intangible assets for impairment more frequently if events or changes in circumstances indicate that the assets might be impaired.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are carried at cost, net of accumulated depreciation, and are reported as a component of other assets in the consolidated balance sheets in accordance with ASC Topic 360, Property, Plant and Equipment. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Software development costs associated with construction and improvement of internal systems are capitalized. Maintenance and repairs are expensed as incurred.
Financial Guarantee Liability
Certain mortgage loans are originated under the Fannie Mae DUS™ program. The Company assumes a shared loss position throughout the term of each loan purchased or credit enhanced by Fannie Mae under this program and receives a higher service fee in return. The Company accounts for its exposure to loss under the program with Fannie Mae as a guarantee in accordance with ASC Topic 460, Guarantees. The Company records a liability at inception for the estimated fair value of the guarantee. Management estimates the fair value of the guarantee based upon the present value of compensation expected to be received for providing the guarantee. Subsequent to inception, the liability is accreted back into earnings over the estimated life of the loans and is carried at the greater of the unamortized guarantee revenue or the estimated incurred loss. The net change in the financial guarantee liability is reported as a component of net gains in the consolidated statements of income.
Revenue Recognition
Revenue is recognized when it is realized or realizable, and earned in accordance with ASC Topic 606, Revenue from Contracts with Customers. Mortgage servicing fees, loan origination fees, brokerage commission income, and other fees are recognized on an accrual basis as earned. Gains are primarily recognized on the sale of loans and upon the capitalization of originated mortgage servicing rights when the related loans are sold. Gains related to certain derivative financial instruments are recognized when the Company enters into loan commitments to extend credit. Interest income from interest-earning assets, including interest income on loans, investment securities and servicing advances, is recognized on an accrual basis over the life of the asset based on the contractual rates and terms of the relevant contract.
Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in the period during which such changes are enacted. Deferred taxes are recognized subject to management’s judgment that the realization is more likely than not.
The Company is a pass-through entity for U.S. federal tax purposes and therefore does not provide for federal income taxes. On a standalone basis, federal income taxes are provided for by the Company’s wholly-owned U.S. subsidiaries Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc.
Interest and penalties recognized in relation to uncertain tax positions are classified as income tax expense. The Company had no uncertain tax positions as of December 31, 2019 and 2018.
Comprehensive Income
ASC Topic 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income comprises all components of net income and other comprehensive income.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Components of other comprehensive income for the Company relate to investment securities available for sale and foreign currency translation and are reported in the Company’s consolidated statements of comprehensive income.
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (ASC Topic 606). The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 which provided various clarifications or technical corrections to ASC Topic 606 but did not impact the core principle of the guidance. The guidance in ASC Topic 606 supersedes the revenue recognition requires in ASC Topic 605, Revenue Recognition. Management adopted the amendments in these ASUs effective January 1, 2019. The adoption did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases which updated the effective date for the amendments in ASU No. 2016-02 to fiscal years beginning after December 15, 2020. Early application of the amendments is permitted. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326). In November 2019, the FASB updated ASU No. 2016-13 with the issuance of ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases. ASC Topic 326 replaces the U.S. GAAP incurred loss impairment methodology with a new methodology that reflects expected credit losses and considers additional information when preparing a credit loss estimate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022. Management has not yet assessed the impact of this new standard on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The simplification removes the second step from the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement to improve the effectiveness of certain disclosure requirements associated with changes between hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract which requires companies to follow the internal-use software guidance to determine whether to capitalize certain implementation costs for cloud hosting arrangements or expense them as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities which requires indirect interests held through related parties under common

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Management has assessed the impact and determined that adoption of the amendments in this new standard will not have a material effect on the Company’s consolidated financial statements.
4.    Net Worth and Liquidity Requirements
BCM is subject to specific net worth requirements in connection with the seller/servicer agreements it has entered into with HUD and each of the Agencies. Failure to maintain minimum net worth requirements could result in BCM’s inability to originate and service loans for respective investors and therefore could have a direct material effect on the Company’s financial condition, results of operations and cash flows. BCM met all net worth requirements to which it was subject as of December 31, 2019 and 2018. The following table summarizes BCM’s net worth, as defined by HUD and each Agency, and the minimum amounts required as of December 31, 2019 and 2018:

(in thousands of dollars)	2019		2018
	Net Worth	Minimum Net Worth Requirement	Net Worth	Minimum Net Worth Requirement

HUD	$895,435	$2,500	$793,321	$2,500
Ginnie Mae	895,435	25,241	793,321	24,563
Freddie Mac	920,895	5,000	810,137	5,000
Fannie Mae	1,082,883	148,756	970,345	135,393
Certain of the Company’s agreements with Fannie Mae allow the Company to originate loans under Fannie Mae’s DUS™ Program. These agreements require the Company to maintain sufficient collateral at a third-party custodian to meet Fannie Mae’s restricted liquidity requirement based on a pre-established formula. These agreements also require the Company to maintain sufficient operational liquidity. The restricted liquidity requirement under these agreements totaled approximately $96.4 million and $78.6 million as of December 31, 2019 and 2018, respectively. The Company’s collateral consisted of restricted cash, U.S. Treasury securities, and an irrevocable letter of credit. The operational liquidity requirement is satisfied primarily by cash and cash equivalents on the Company’s consolidated balance sheet. The operational liquidity requirement under these agreements totaled approximately $29.3 million and $26.5 million as of December 31, 2019 and 2018, respectively. The Company maintained sufficient collateral to meet both the restricted and operational liquidity requirements as of December 31, 2019 and 2018.
Ginnie Mae has a liquid asset requirement and an institution-wide capital requirement in addition to the requirement in the table above. The liquid asset requirement was $5.0 million and $4.9 million as of December 31, 2019 and 2018, respectively. The institution-wide capital requirement is a ratio of net worth to total assets of 6% or greater. The Company sufficiently met both of these additional requirements as of December 31, 2019 and 2018.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

5.	Net Gains
The following table summarizes the Company’s net gains (losses) reported in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Loans held for sale at fair value	$88,425	$63,049	$62,317
Loans held for investment at fair value	4,596	(4,405)	(2,694)
Originated mortgage servicing rights	214,936	249,541	261,920
Derivatives gains (losses)	(1,156)	1,897	(3,772)
Net change in financial guarantee liability	(14,992)	(30,502)	(85,090)
Investment security at fair value	13,059	7,257	26,389
Other	(4,781)	(4,088)	(6,309)
Total	$300,087	$282,749	$252,761
Net gains (losses) related to loans held for sale at fair value, loans held for investment at fair value, and investment security at fair value consist of realized and unrealized gains (losses) related to these assets. The derivatives gains (losses) presented in the table above include the change in fair values related to interest rate lock and forward sale commitments as further discussed in Note 18. The net change in financial guarantee liability represents a charge to earnings for the estimated fair value of the guarantee at inception related to originating loans under Fannie Mae’s DUS™ Program and, subsequent to inception, accretion back into earnings over the estimated life of the related loans.

6.	Servicing Advances and Other Receivables
The following table summarizes the Company’s servicing advances and other receivables as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Principal and interest advances	$57,624	$84,306
Tax and insurance advances	32,294	31,736
Total servicing advances	89,918	116,042
Proceeds receivable from loan sales and payoffs	—	16,845
Service fee receivable	19,064	18,049
Interest receivable	12,147	14,502
Other	8,875	11,328
Total	$130,004	$176,766
The Company has pledged servicing advances with a carrying value of $69.6 million and $103.3 million as of December 31, 2019 and 2018, respectively, to support its secured borrowings as further discussed in Note 16.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

7.	Investment Securities Available for Sale
The following table summarizes the Company’s investment securities available for sale as of December 31, 2019, by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Treasuries	$25,088	$365	$—	$25,453
Total	$25,088	$365	$—	$25,453
The following table summarizes the Company’s investment securities available for sale as of December 31, 2018, by security type:

(in thousands of dollars)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Treasuries	$25,109	$—	$(598)	$24,511
Total	$25,109	$—	$(598)	$24,511
The U.S. Treasuries presented in the tables above have been pledged as collateral to meet Fannie Mae’s restricted liquidity requirement as further discussed in Note 4.
The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. There were no securities in an unrealized loss position as of December 31, 2019. No other-than-temporary impairments were recognized for the years ended December 31, 2019, 2018 and 2017.
The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities available for sale and the related proceeds received on such sales for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Gross realized gains	$—	$—	$141
Gross realized (losses)	—	(756)	—
Net realized gains (losses)	$—	$(756)	$141
Proceeds received	$—	$24,483	$17,536
The gains and losses in the above table were recorded as a component of net gains in the consolidated statements of income.
The following table summarizes the contractual maturities of investment securities available for sale as of December 31, 2019:

(in thousands of dollars)	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	25,088	25,453
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$25,088	$25,453

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

8.	Investment Security at Fair Value
The following table summarizes the change in the carrying value of the Company’s investment security at fair value for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Fair value at beginning of period	$111,326	$139,087
Proceeds received	(27,586)	(35,018)
Total net realized/unrealized gains	13,059	7,257
Fair value at end of period	$96,799	$111,326
Fair value adjustments are reported as a component of Net gains in the consolidated statements of income. The Company’s pro-rata share of the unpaid principal balance of trust assets totaled $132.3 million and $157.7 million as of December 31, 2019 and 2018, respectively.

9.	Loans Held for Sale at Fair Value
The following table summarizes the Company’s loans held for sale at fair value as of December 31, 2019 and 2018, by investor type:

(in thousands of dollars)	2019	2018

Permanent loans:
Freddie Mac	$256,107	$899,678
Fannie Mae	640,953	276,823
FHA	63,760	61,755
FHA construction loans	54,891	59,853
Total	$1,015,711	$1,298,109
The Company has pledged loans held for sale with a carrying value of $1.0 billion and $1.3 billion to support its secured borrowings as of December 31, 2019 and 2018, respectively, as further discussed in Note 16.
The following table summarizes the unpaid principal balance, unrealized gains, and aggregate fair value of loans held for sale as of December 31, 2019 and 2018:

(in thousands of dollars)	Unpaid Principal Balance	Unrealized Gains	Fair Value

Balance as of December 31, 2019	$985,210	$30,501	$1,015,711
Balance as of December 31, 2018	$1,277,133	$20,976	$1,298,109
As further discussed in Note 18, the fair value of loans held for sale includes the fair value of forward sale commitments related to such loans. Changes in the fair value of the loans between the closing date of the loans and the balance sheet date are effectively offset by changes in the fair value of the forward sale commitments. In addition, the estimated cash flows related to servicing loans are included in the fair value of loans held for sale.
Unrealized gains in the table above include the estimated cash flows related to servicing loans of $7.4 million and $9.5 million as of December 31, 2019 and 2018, respectively. The remainder of the unrealized gains is primarily related to differences between the contractual interest rates on the loans and the contractual rates on the related forward sale commitments.
Realized gains of $80.4 million, $65.6 million and $61.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recognized on loans held for sale and reported as a component of Net

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

gains in the consolidated statements of income. There were no loans held for sale that were 90 days or more past due or in nonaccrual status as of December 31, 2019 and 2018.
The following tables summarize the Company’s loans held for sale at fair value by geographic location of the underlying collateral as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

Maryland	$237,545	23.4%
Texas	177,230	17.4
Georgia	105,865	10.4
Other	495,071	48.8
Total	$1,015,711	100.0%

(in thousands of dollars)	2018
	Carrying Amount	Percent of Portfolio

New York	$208,229	16.0%
California	152,484	11.7
Florida	137,068	10.6
Other	800,328	61.7
Total	$1,298,109	100.0%

10.	Loans Held for Investment at Amortized Cost
The following table summarizes the Company’s loans held for investment at amortized cost as of December 31, 2019 and 2018, by loan type:

(in thousands of dollars)	2019	2018

Adjustable rate	$631,592	$485,349
Fixed rate	41,894	45,351
Total	673,486	530,700
Allowance for loan losses	(2,360)	(3,294)
Total	$671,126	$527,406
The Company has pledged loans held for investment with a carrying value of $19.1 million and $47.3 million to support its secured borrowings as of December 31, 2019 and 2018, respectively, as further discussed in Note 16.
The Company transferred $12.8 million and $125.5 million of loan participations in its portfolio of loans held for investment at amortized cost to a third party for the years ended December 31, 2019 and 2018, respectively. These loan participations were accounted for as sales and the loans were transferred at fair value. Gains and losses upon transfer were immaterial as the loans were newly originated.
The allowance for loan losses is established, monitored and maintained using a loss forecasting model for which significant inputs include debt service coverage ratio, loan-to-value, probability of default, and loss given default. All loans were current as of December 31, 2019 and 2018; no loans were impaired and the entire allowance for loan losses was measured at the portfolio level.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Loans are placed on non-accrual status when collection of all amounts owed is doubtful, unless the loans are well secured and in the process of collection. Loans are assessed individually, and consideration is given to payment status, collateral value, and other factors in the determination of non-accrual status.
The following tables summarize the Company’s loans held for investment at amortized cost by collateral type as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

Multifamily	$342,859	50.9%
Healthcare	286,072	42.5
Other	44,555	6.6
Total	$673,486	100.0%

(in thousands of dollars)	2018
	Carrying Amount	Percent of Portfolio

Healthcare	$251,561	47.4%
Multifamily	216,887	40.9
Other	62,252	11.7
Total	$530,700	100.0%
The following tables summarize the Company’s loans held for investment at amortized cost by geographic location of the underlying collateral as of December 31, 2019 and 2018:

(in thousands of dollars)	2019
	Carrying Amount	Percent of Portfolio

New York	$144,529	21.5%
Florida	90,443	13.4
Virginia	74,759	11.1
Other	363,755	54.0
Total	$673,486	100.0%

	2018
(in thousands of dollars)	Carrying Amount	Percent of Portfolio

Florida	$93,228	17.6%
California	88,434	16.7
Other	349,038	65.7
Total	$530,700	100.0%

11.	Mortgage Servicing Rights
The following table summarizes activity related to the Company’s mortgage servicing rights for the years ended December 31, 2019 and 2018:

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

(in thousands of dollars)	2019	2018

Balance at beginning of period	$874,644	$752,968
Additions	215,939	249,541
Amortization	(156,401)	(142,209)
Total	934,182	860,300
Net change in valuation allowance	(9,763)	14,344
Balance at end of period	$924,419	$874,644
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Balance at beginning of period	$5,317	$19,661
Aggregate impairments	19,121	5,317
Aggregate recoveries	(9,358)	(19,661)
Balance at end of period	$15,080	$5,317
Based on its impairment analyses, the Company recorded a net increase of $9.8 million and a net decrease of $14.3 million in the valuation allowance for the years ended December 31, 2019 and December 31, 2018, respectively.
Late fees totaled $0.2 million, $0.2 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Ancillary fees totaled $34.6 million, $26.7 million and $19.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. These fees are reported as a component of other income in the consolidated statements of income.
The Company originated mortgage servicing rights totaling $214.9 million and $249.5 million for the years ended December 31, 2019 and 2018, respectively, and purchased mortgage servicing rights totaling $1.0 million for the year ended December 31, 2019. The Company did not purchase mortgage servicing rights for the year ended December 31, 2018.
The following table summarizes the net carrying value and estimated fair value of the Company’s mortgage servicing rights as of December 31, 2019 and 2018:

(in thousands of dollars)	Carrying Amount	Fair Value

December 31, 2019	$924,419	$1,015,342
December 31, 2018	$874,644	$953,745
As discussed in Note 3, management estimates the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. The impacts of increasing the discount rate by 100 basis points and 200 basis points as of December 31, 2019 results in a decrease in fair value of $33.1 million and $64.3 million, respectively.

12.	Loans Serviced
The Company originates, and either sells to or directly places with investors, loans that are secured by commercial and multifamily properties. Investors generally retain the Company to collect the monthly principal and interest payments and perform certain escrow-related and other services. The Company also carries out servicing activities on a contracted basis for third parties such as insurance companies, banks and other financial institutions. From time to time, the Company purchases the right to service loans on behalf of others.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2019:

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)

Fee for service	9,971	$163,798,837	4.42%	7.6
CMBS (1)	1,062	9,542,181	4.75	4.8
Agency	5,736	84,839,325	4.11	10.6
Other	1,717	20,697,311	4.27	11.0
Total	18,486	$278,877,654	4.33%	8.7
The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2018:

(in thousands of dollars)	Number of Loans	Unpaid Principal Balance	Weighted Average Rate	Weighted Average Remaining Maturity (years)

Fee for service	9,690	$131,940,158	4.57%	7.9
CMBS (1)	1,471	10,670,869	5.10	4.3
Agency	5,227	75,917,602	4.24	10.7
Other	1,570	16,824,221	4.46	10.5
Total	17,958	$235,352,850	4.48%	8.8

(1)
The Company is the named special or designated sub-special servicer on approximately $2.0 billion and $0.9 billion of loans for which it also acts as the primary or master servicer as of December 31, 2019 and 2018, respectively. Such loans are reported as a component of CMBS in the tables above.

Included in the above tables are $61.1 billion and $56.6 billion of loans serviced under subservicing arrangements as of December 31, 2019 and 2018, respectively.
The following table summarizes the Company’s servicing portfolio by the five largest geographic locations of the underlying collateral as of December 31, 2019 and 2018 (in thousands of dollars):

2019			2018
	Carrying Amount	Percent of Portfolio		Carrying Amount	Percent of Portfolio

California	$39,088,380	14.0%	California	$36,598,593	15.6%
New York	23,837,215	8.5	New York	22,036,892	9.4
Texas	23,420,180	8.4	Texas	21,491,325	9.1
Florida	19,853,396	7.1	Florida	18,510,083	7.9
Illinois	9,545,461	3.4	Virginia	9,362,652	4.0
Other	163,133,022	58.6	Other	127,353,305	54.0
Total	$278,877,654	100.0%	Total	$235,352,850	100.0%
As servicer, the Company is responsible for managing, on behalf of its investors, approximately $4.3 billion and $3.8 billion of funds as of December 31, 2019 and 2018, respectively, which are held in custodial accounts for purposes of collecting and distributing principal and interest and for funding repairs, tenant improvements, taxes and insurance related to the mortgaged properties it services. These funds are not owned by the Company and are held in segregated bank accounts at third-party financial institutions or invested in permitted investments. Accordingly, these funds are not included in the consolidated balance sheets of the Company. Earnings on these funds amounted to $32.7 million, $26.1 million and $14.3 million

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

for the years ended December 31, 2019, 2018 and 2017, respectively, and are reported as a component of interest income in the consolidated statements of income. The Company pays interest to third parties on a portion of these funds. Such interest amounted to $1.4 million, $1.1 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is reported as a component of interest expense in the consolidated statements of income.

13.	Intangible Assets
The following table summarizes the Company’s intangible assets, comprised of customer relationships, as of December 31, 2019 and 2018 (in thousands of dollars):

2019			2018
Original Balance	Accumulated Amortization	Carrying Value	Original Balance	Accumulated Amortization	Carrying Value

$49,237	$(33,579)	$15,658	$49,237	$(28,054)	$21,183
The Company’s remaining weighted average amortization period was 3.0 years as of December 31, 2019. The Company did not acquire any new intangible assets in 2019 or 2018. The Company recorded amortization expense on its intangible assets of $5.5 million, $7.0 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on intangible assets is reported as a component of depreciation and amortization in the consolidated statements of income.
The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets as of December 31, 2019:

(in thousands of dollars)

Year Ending December 31:
2020	$5,524
2021	4,954
2022	4,669
2023	437
2024	74
Thereafter	—
Total	$15,658

14.	Other Assets
The following table summarizes the Company’s other assets, as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

Property, equipment and leasehold improvements at cost	$62,837	$58,271
Accumulated depreciation and amortization	(41,405)	(34,025)
Property, equipment and leasehold improvements, net	21,432	24,246
Prepaid expenses	63,535	50,440
Derivative assets	7,726	4,931
Loans receivable from related parties	10,990	9,920
Equity-method investments	12,324	12,979
Other	3,313	5,381
Total	$119,320	$107,897
Property, equipment and leasehold improvements include net capitalized software costs of $1.2 million and $2.4 million as of December 31, 2019 and 2018, respectively. The Company recorded depreciation and

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

amortization expense related to its property, equipment and leasehold improvements of $8.1 million, $8.0 million and $8.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is reported as a component of depreciation and amortization in the consolidated statements of income.

15.	Accounts Payable and Other Liabilities
The following table summarizes the Company’s accounts payable and other liabilities, as of December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018

General accounts payable and accrued expenses	$26,903	$31,706
Good faith and escrow deposits	32,997	22,913
Contingent liabilities	13,331	12,260
Derivative liabilities	3,722	1,941
Due to Agencies	5,118	4,251
Other	1,704	502
Total	$83,775	$73,573

16.	Secured Borrowings and Commercial Paper
The following table summarizes the Company’s outstanding secured borrowings, commercial paper, and weighted average contractual interest rates in effect as of December 31, 2019 and 2018:

	Amount		Weighted Average Rate
(in thousands of dollars)	2019	2018	2019	2018

Secured borrowings	$541,154	$771,037	2.93%	3.77%
Commercial paper	1,472,000	1,472,000	0.05	0.06
Total	$2,013,154	$2,243,037	0.82%	1.34%
The Company’s third-party borrowing agreements contain customary net worth and other financial covenant requirements. The Company was in compliance with its covenant requirements as of December 31, 2019 and 2018.
Secured borrowings
The Company participates in the Fannie Mae “As Soon As Pooled” funding program. There is no expiration date to the program except for mutual termination rights of both parties. The Company’s maximum borrowing capacity under the program was $500.0 million as of December 31, 2019 and 2018. There were no loans pledged as collateral under this program as of December 31, 2019. Loans with a carrying value of $27.1 million were pledged as collateral as of December 31, 2018. After approval of certain loan documents and shortly after closing, Fannie Mae will fund 99% of the loan balance on a secured basis until such time the loan is purchased by Fannie Mae and the borrowing is repaid. Borrowings under this program bear interest at one-month LIBOR plus 130 basis points with a LIBOR floor of 35 basis points. There was no balance outstanding under this program as of December 31, 2019. The balance outstanding under this program was $26.6 million as of December 31, 2018. Interest expense totaled $0.2 million, $0.2 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible servicing advances. The Company is permitted to borrow up to 90% of such advances. The agreement had a maximum borrowing capacity of $55.0 million and $85.0 million as of December 31, 2019 and 2018, respectively. Servicing advances with a carrying value of $69.6 million and $103.3 million were pledged as collateral as of December 31, 2019 and 2018, respectively. The balance outstanding under this agreement was $46.0 million and $83.0 million as of December 31, 2019 and 2018, respectively. In connection with this agreement, collections on the pledged servicing advances are held in a restricted cash account with the

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

lender and totaled $0.2 million and $0.8 million as of December 31, 2019 and 2018, respectively, and are reported as a component of restricted cash in the consolidated balance sheets. Such collections are generally returned to the Company on a weekly basis. The maturity date of the agreement is July 31, 2020. Borrowings bear interest at one-month LIBOR plus 100 basis points. Interest expense, including amortization of debt issuance costs, totaled $1.9 million, $3.8 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility base amount was $800.0 million with a maturity date of July 27, 2020. As of December 31, 2018, the maximum facility base amount was $800.0 million and there was a temporary facility amount of $400.0 million that terminated on January 31, 2019. Loans with a carrying value of $357.9 million and $497.3 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $185.1 million and $300.4 million as of December 31, 2019 and 2018, respectively. Borrowings bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $11.6 million, $19.7 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility base amount was $500.0 million with a maturity date of June 22, 2020, and there was a temporary facility amount of $250.0 million with an original maturity date of January 31, 2020, which was subsequently extended to April 30, 2020. As of December 31, 2018, the maximum facility base amount was $500.0 million and there was a temporary facility amount of $500.0 million. Loans with a carrying value of $290.9 million and $619.7 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $268.4 million and $296.7 million as of December 31, 2019 and 2018, respectively. Borrowings under this agreement bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $17.1 million, $26.4 million and $19.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible Agency loans and the Company is permitted to borrow up to 100% of the unpaid principal balance of such loans. As of December 31, 2019, the Company had a $30.0 million committed and $1.5 billion uncommitted facility borrowing limit. The facility has a maturity date of March 13, 2021. As of December 31, 2018, the Company had a $30.0 million committed and $270.0 million uncommitted facility borrowing limit. Loans with a carrying value of $332.3 million and $137.0 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. The balance outstanding under this agreement was $41.6 million and $64.3 million as of December 31, 2019 and 2018, respectively. Borrowings under this agreement bear interest at one-month LIBOR plus 115 basis points. Interest expense, including amortization of debt issuance costs, totaled $12.2 million, $2.9 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has a secured borrowing agreement with a third-party lender that is collateralized by eligible proprietary loans and the Company is permitted to borrow up to 50% of the unpaid principal balance of such loans. As of December 31, 2019, the maximum facility amount was $50.0 million with a maturity date of July 10, 2020. The maximum facility amount was $50.0 million as of December 31, 2018. Loans held for investment at amortized cost with a carrying value of $19.1 million and $47.3 million as of December 31, 2019 and 2018, respectively, were pledged as collateral. There was no outstanding balance under this agreement as of December 31, 2019 and 2018. Borrowings under this agreement bear interest at daily floating LIBOR plus 185 basis points. Interest expense, including amortization of debt issuance costs totaled $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Commercial Paper
Welsh Road Funding issues commercial paper notes with a maximum issuance amount of $1.5 billion as of December 31, 2019 and 2018. The notes are issued in terms no greater than 364 days. Interest on the

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

notes is based on a market index and resets monthly. As of December 31, 2019, the remaining term of the individual notes outstanding ranged from 16 days to 359 days and are rolled over at maturity.
Proceeds are advanced to the Company under a variable funding note (“VFN”) and, in turn, lent to the Company’s affiliates for funding and operational purposes. These intercompany advances are eliminated in consolidation. A wholly-owned subsidiary of Berkshire Hathaway insures the advances of Welsh Road Funding and thus indirectly insures the repayment of the commercial paper notes. The performance of this wholly-owned subsidiary is guaranteed by Berkshire Hathaway. The commercial paper notes issued by Welsh Road Funding qualify as permitted investments under various pooling and servicing agreements with respect to certain CMBS trusts and other investors for which the Company is a servicer. The Company, in its capacity as servicer, invests certain escrow funds in permitted investments where allowable, including the commercial paper notes issued by Welsh Road Funding. Interest expense totaled $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

17.	Income Taxes
The Company is a limited liability company treated as a pass-through entity for U.S. federal income tax purposes. Accordingly, there is generally no benefit or expense for federal income tax in the Company’s consolidated financial statements.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act is a comprehensive bill that did not materially affect the Company’s consolidated financial statements because the Company is a pass-through entity for U.S. federal income tax purposes.
The Tax Act contains significant changes to corporate taxation for years beginning after December 31, 2017 including (i) the reduction of the corporate income tax rate from 35% to 21%, (ii) the acceleration of expensing for certain business assets, (iii) additional limitations on the deductibility of interest expense, and (iv) limitations on the deductibility of entertainment expenses. The changes to corporate taxation did not materially affect the federal income taxes of the Company’s wholly-owned U.S. subsidiaries, Berkadia Commercial Mortgage Inc. and Berkadia Real Estate Advisors Inc.
The following table summarizes the components of the Company’s consolidated income tax provision for the years ended December 31, 2019, 2018 and 2017:

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Current income tax provision:
Federal	$428	$150	$1,056
State	1,635	696	1,001
Foreign	792	1,623	1,067
Total current income tax provision	2,855	2,469	3,124

Deferred income tax provision (benefit):
Federal	(264)	253	(261)
State	327	342	328
Foreign	(35)	—	(19)
Total deferred income tax provision (benefit)	28	595	48
Total income tax provision	$2,883	$3,064	$3,172
An analysis of the difference between income tax expense at the U.S. federal statutory rate and the Company’s total income tax provision for the years ended December 31, 2019, 2018 and 2017 is as follows:

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

	Audited		Unaudited
(in thousands of dollars)	2019	2018	2017

Income tax expense at the U.S. federal statutory rate	$45,625	$49,932	$67,866
Impact of change in federal corporate tax rate	—	—	521
Income not subject to federal income tax	(44,862)	(49,064)	(66,621)
State income taxes	1,946	989	1,275
Other, net	174	1,207	131
Total income tax provision	$2,883	$3,064	$3,172
As of December 31, 2019 and 2018, net deferred tax assets were comprised of the following:

(in thousands of dollars)	2019	2018

Total deferred tax assets	$3,928	$3,340
Total deferred tax liabilities	(4,709)	(3,094)
Deferred tax assets, net	$(781)	$246
As of December 31, 2019 and 2018, the Company’s deferred tax assets were primarily related to the Fannie Mae DUS™ liability and purchased mortgage servicing rights. The Company’s deferred tax liabilities were primarily related to originated mortgage servicing rights.
Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets; therefore, no valuation allowance has been established as of December 31, 2019 and 2018.
During 2018, the Company decided not to reinvest the undistributed earnings of its India subsidiary and repatriated $3.8 million back to the U.S. No earnings were repatriated in 2019. With respect to U.S. taxes on undistributed earnings, the Company should not incur any additional U.S. taxes on such distributions as a result of the Tax Act and as a pass-through entity for U.S. federal income tax purposes. In 2018, the Company paid taxes of $0.8 million to the Indian government on the earnings it repatriated in 2018.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At this time, the Company does not have any tax positions that are uncertain.
The Company operates in multiple tax jurisdictions, both within and outside the United States. From time to time, the Company may be under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates.
The following table summarizes the tax years that remain subject to examination in the Company’s major tax jurisdictions as of December 31, 2019:

United States – federal	2016 and forward
United States – states	2015 and forward
India	2017 and forward

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

18.	Fair Value Measurements of Assets and Liabilities
Fair Value Definition and Hierarchy
The Company applies the provisions of ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), to financial assets and liabilities that are accounted for at fair value on a recurring basis. For such assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at that date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
The Company has categorized its assets and liabilities into a three-level hierarchy based on whether the significant inputs to the respective valuation technique are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company categorizes financial assets and liabilities recorded at fair value on its consolidated balance sheets as follows:

Level 1	Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Fair value is based on significant inputs other than Level 1 inputs, which are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices for identical or similar assets and liabilities in less active markets.

Level 3
Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s view about the assumptions market participants would use in pricing the asset or liability.

Valuation Techniques
Loans Held for Sale at Fair Value
The fair value of loans held for sale includes both the fair value of the related forward sale commitments and the estimated cash flows related to servicing the loans. The fair values are based primarily on contractually agreed-upon fixed sales prices and are categorized as Level 2 within the fair value hierarchy. These loans are typically sold within 30 to 45 days after funding.
Loans Held for Investment at Fair Value
The fair value of the Company’s syndicated interest in certain unsecured commercial loans is based on quoted market prices for identical or similar assets in less active markets. These loans are categorized as Level 2 within the fair value hierarchy.
Investment Securities Available for Sale
The fair value of U.S. Treasury notes is based on unadjusted quoted prices in active markets for the identical asset. These securities are categorized as Level 1 within the fair value hierarchy.
Investment Security at Fair Value
Fair value is based on a discounted cash flow model for which significant unobservable inputs include discount rate, prepayment speed and net credit losses. Increases in discount rates and credit losses, or decreases in prepayments speeds, would adversely impact the fair value of the investment security. This security is categorized as Level 3 within the fair value hierarchy.
Derivative Assets and Liabilities
Forward sale commitments on loans that have not yet funded are priced based on contractually agreed-upon fixed sales prices in relation to market interest rates and are reported as a component of other assets or other liabilities and categorized as Level 2 within the fair value hierarchy.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Interest rate lock commitments include the fair value of the cash flows related to servicing loans and are priced based on contractually agreed-upon loan interest rates in relation to market interest rates as well as using an internally developed model including considerations for counterparty risk and are reported as a component of other assets or other liabilities and categorized as Level 3 within the fair value hierarchy. The Level 3 derivatives are interest rate lock commitments that result from the Company’s loan origination activities and are reflected as derivative assets or liabilities at fair value on the rate lock date. These derivatives expire upon the funding of the underlying mortgage loans and become part of the loans’ carrying value. The initial recording, periodic fair value adjustments and loan carrying value adjustments at expiration are all based on fair value which is significantly impacted by unobservable inputs. As a result, while these derivative contracts are outstanding, all fair value changes are considered unrealized. Significant unobservable inputs include discount rate and prepayment speed. Increases in discount rates or prepayments speeds would adversely impact the fair value of the interest rate lock commitments.
The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2019:

(in thousands of dollars)	Level 1	Level 2	Level 3	Balance as of December 31, 2019

Assets
Loans held for sale at fair value	$—	$1,015,711	$—	$1,015,711
Loans held for investment at fair value	—	75,188	—	75,188
Investment securities available for sale	25,453	—	—	25,453
Investment security at fair value	—	—	96,799	96,799
Derivative assets:
Interest rate lock commitments	—	—	6,813	6,813
Forward sale commitments	—	912	—	912
Total assets	$25,453	$1,091,811	$103,612	$1,220,876
Liabilities
Derivative liabilities:
Forward sale commitments	$—	$3,722	$—	$3,722
Total liabilities	$—	$3,722	$—	$3,722
The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2019:

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range

Assets
Investment security at fair value	$96,799	DCF[1]	Discount rate Prepayment speed Net Credit Losses	9.00% 13.61% - 29.40% 0.21% - 4.16%

Derivative assets:
Interest rate lock commitments	6,813	DCF[1]	Discount rate Prepayment speed	6.90% - 10.90% 1.29% - 5.59%

	[1] discounted cash flow

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2019:

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total

Beginning balance as of January 1, 2019	$—	$111,326	$3,346	$114,672
Settlements	—	(27,586)	—	(27,586)
Total net realized/unrealized gains:
Included in earnings	—	13,059	3,467	16,526
Net transfers into/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2019	$—	$96,799	$6,813	$103,612
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31, 2019	$—	$(6,067)	$6,813	$746
The following table summarizes the financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option as required by ASC Topic 820, as of December 31, 2018:

(in thousands of dollars)	Level 1	Level 2	Level 3	Balance as of December 31, 2018

Assets
Loans held for sale at fair value	$—	$1,298,109	$—	$1,298,109
Loans held for investment at fair value	—	94,476	—	94,476
Investment securities available for sale	24,511	—	—	24,511
Investment security at fair value	—	—	111,326	111,326
Derivative assets:
Interest rate lock commitments	—	—	3,346	3,346
Forward sale commitments	—	1,585	—	1,585
Total assets	$24,511	$1,394,170	$114,672	$1,533,353

Liabilities
Derivative liabilities:
Forward sale commitments	$—	$1,941	$—	$1,941
Total liabilities	$—	$1,941	$—	$1,941

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The following table presents quantitative information about significant unobservable inputs used in the fair value measurement of financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2018:

(in thousands of dollars)	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Value/Range

Assets
Investment security at fair value	$111,326	DCF[1]	Discount rate Prepayment speed Net Credit Losses	9.00% 14.99% - 61.00% 0.42% - 9.38%

Derivative assets:
Interest rate lock commitments	3,346	DCF[1]	Discount rate Prepayment speed	9.69% - 11.69% 2.02% - 38.98%

	[1] discounted cash flow
The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2018:

(in thousands of dollars)	Loans Held for Investment at Fair Value	Investment Security at Fair Value	Interest Rate Lock Commitments	Total

Beginning balance as of January 1, 2018	$4,583	$139,087	$6,116	$149,786
Settlements	(4,625)	(35,018)	—	(39,643)
Total net realized/unrealized gains:
Included in earnings	42	7,257	(2,770)	4,529
Net transfers into/(out of) Level 3	—	—	—	—
Ending balance as of December 31, 2018	$—	$111,326	$3,346	$114,672
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of December 31,2018	$—	$(16,696)	$3,346	$(13,350)

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

Fair Value of Financial Instruments
The following table summarizes the carrying value and estimated fair value of financial instruments as of December 31, 2019 and 2018:

(in thousands of dollars)	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Investment securities available for sale	$25,453	$25,453	$24,511	$24,511
Investment security at fair value	96,799	96,799	111,326	111,326
Loans held for sale at fair value	1,015,711	1,015,711	1,298,109	1,298,109
Loans held for investment at fair value	75,188	75,188	94,476	94,476
Loans held for investment at amortized cost, net	671,126	671,918	527,406	527,516
Loans receivable from related parties	10,990	11,053	9,920	9,685
Derivative assets	7,725	7,725	4,575	4,575

Financial Liabilities
Financial guarantee liability	326,083	387,543	311,091	346,219
Secured borrowings	541,154	541,154	771,037	771,037
Commercial paper	1,472,000	1,472,000	1,472,000	1,472,000
Derivative liabilities	3,722	3,722	1,585	1,585
The following methods and assumptions were used to estimate the fair value of financial instruments not measured at fair value on a recurring basis:
Loans Held for Investment at Amortized Cost
The estimated fair value was primarily based upon the estimated net realizable value of such loans determined by the present value of expected future cash flows, net of expected credit losses. These loans are categorized as Level 3 within the fair value hierarchy.
Loans Receivable from Related Parties
The estimated fair value was determined by the present value of expected future cash flows. These loan receivables are categorized as Level 3 within the fair value hierarchy.
Financial Guarantee Liability
The estimated fair value represents the guarantee fee portion of the related mortgage servicing rights and were estimated using a discounted cash flow model with the relevant assumptions used in valuing the Company’s mortgage servicing rights. This liability is categorized as Level 3 within the fair value hierarchy.
Secured Borrowings
The carrying value approximates fair value due to the floating rate feature and short-term nature of the borrowings. These borrowings are categorized as Level 2 within the fair value hierarchy.
Commercial Paper
The carrying value approximates fair value due to the floating rate feature and short-term nature of the borrowings. Commercial paper is categorized as Level 2 within the fair value hierarchy.

19.	Financial Guarantee Liability
As a condition of the Fannie Mae DUS™ program, the Company and Fannie Mae share in any losses throughout the term of each loan purchased or credit enhanced by Fannie Mae under the program. The Company’s loss sharing with Fannie Mae is pari passu in which the Company’s maximum loss percentage is approximately one-third of the original principal balance of a defaulted mortgage loan.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

The Company’s maximum potential liability under the Fannie Mae DUS™ program totaled $9.2 billion as of December 31, 2019. The maximum potential liability is not representative of the actual losses the Company would incur if all of the Fannie Mae DUS™ loans were to default. The Company would only be liable for this maximum amount if all such loans were to default and if the collateral underlying such loans was determined to have no value. The carrying value of the liability totaled $326.1 million and $311.1 million as of December 31, 2019 and 2018, respectively.

20.	Commitments and Contingencies
Commitments
The Company’s outstanding loan commitments as of December 31, 2019 and 2018 consisted of the following:

(in thousands of dollars)	2019	2018

Commitments to originate permanent loans	$589,906	$328,458
Commitments to fund construction loans	638,095	777,098
Total	$1,228,001	$1,105,556

Commitments to sell loans	$2,213,211	$2,368,973
The Company’s commitments to sell loans include the unpaid principal balance of loans held for sale in the consolidated balance sheets totaling $1.0 billion and $1.3 billion as of December 31, 2019 and 2018, respectively.
As a general matter, the Company does not issue loan commitments to originate proprietary loans.
Leases and Rentals
The Company is obligated under non-cancelable operating leases primarily for office facilities. These leases have conventional terms and conditions. The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019 were as follows:

(in thousands of dollars)

Year Ending December 31:
2020	$14,711
2021	15,118
2022	14,021
2023	11,937
2024	10,513
Thereafter	33,053
99,353
Less sublease income	(2,694)
Total	$96,659
Rental expense (net of sublease income), primarily for office facilities, totaled $12.1 million, $10.5 million and $10.8 million for years ended December 31, 2019, 2018 and 2017, respectively, and is reported as a component of other expenses in the consolidated statements of income.
Letters of Credit
In November 2018, a third-party financial institution opened an irrevocable letter of credit in the Company’s favor in an amount not exceeding $50.0 million listing Fannie Mae as the beneficiary. The letter of credit has an automatic one-year extension provision and was not drawn upon as of December 31, 2019 and 2018. The letter of credit expires in November 2020 and qualifies as restricted liquidity with Fannie Mae as further discussed in Note 4.

Berkadia Commercial Mortgage Holding LLC Notes to Consolidated Financial Statements (continued) (2017 not covered by the auditor’s report)

In June 2019, a third-party financial institution opened an irrevocable letter of credit in the Company’s favor in an amount not exceeding $5.0 million listing Freddie Mac as the beneficiary. The letter of credit was not drawn upon as of December 31, 2019, expires in June 2020 and satisfies Freddie Mac’s small balance loans program requirements.
Litigation
In the ordinary course of business, the Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of December 31, 2019, it is the opinion of management that potential liabilities arising from pending litigation are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company’s litigation, claims and other legal proceedings are influenced by factors outside of the Company’s control, it is reasonably possible that actual results will differ from management’s estimates.
The Company reserves for litigation claims and assessments asserted or threatened when a loss is probable, and the amount of the loss can be reasonably estimated. No material loss contingencies were recognized for the years ended December 31, 2019, 2018 and 2017.

21.	Related Party Transactions and Relationships
Transactions with Jefferies Group LLC
As an approved seller/servicer for Fannie Mae and an FHA-approved issuer of Ginnie Mae mortgage-backed securities, the Company executes such trades with various counterparties, including Jefferies Group LLC, a wholly-owned subsidiary of Jefferies. The principal amount of such trades with Jefferies Group LLC totaled $109.5 million and $367.6 million for the years ended December 31, 2019 and 2018, respectively. Net gains from settled trades totaled $2.4 million, $2.4 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Relationship with Berkshire Hathaway
As discussed in Notes 2 and 16, a portion of the Company’s operations is funded by commercial paper notes with minimum credit rating requirements. The ratings of the commercial paper notes are linked to that of Berkshire Hathaway, as guarantor of an unconditional and irrevocable surety bond issued by a wholly-owned subsidiary of Berkshire Hathaway.
As discussed in Note 3, the Company’s Investment security at fair value provides rights to the cash flows related to the underlying assets of a trust based on the Company’s percentage ownership of the trust. There are two other beneficial owners, both subsidiaries of Berkshire Hathaway, of the trust. The transferability of the Company’s beneficial interest is subject to the approval of the other two beneficial owners.
22.    Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 16, 2020, the date at which the consolidated financial statements were available to be issued.
The Company paid a $41.5 million cash dividend to its members in February 2020.