Form 10-Q
period 2020-02-29
Jefferies Group LLC
filed 2020-04-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 29, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 29, 2020	November 30, 2019
ASSETS
Cash and cash equivalents ($1,168 and $1,154 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	$4,900,792	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	742,134	796,797
Financial instruments owned, at fair value (including securities pledged of $13,446,620 and $12,058,522 at February 29, 2020 and November 30, 2019, respectively; and $3,938 and $339 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	17,897,386	16,363,374
Loans to and investments in related parties	940,442	944,509
Securities borrowed	6,708,788	7,624,642
Securities purchased under agreements to resell (includes $0 and $25,000 at fair value at February 29, 2020 and November 30, 2019, respectively; and $115,444 and $0 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	4,907,031	4,299,598
Securities received as collateral	15,004	9,500
Receivables:
Brokers, dealers and clearing organizations ($16,201 and $0 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	4,370,284	3,007,949
Customers	1,538,922	1,490,876
Fees, interest and other	340,917	323,067
Premises and equipment	870,169	350,433
Goodwill	1,642,914	1,643,599
Other assets	1,327,814	1,093,868
Total assets	$46,202,597	$43,516,115
LIABILITIES AND EQUITY
Short-term borrowings (includes $20,164 and $20,981 at fair value at February 29, 2020 and November 30, 2019, respectively)	$623,156	$548,490
Financial instruments sold, not yet purchased, at fair value ($4,240 and $0 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	9,877,182	10,532,460
Collateralized financings:
Securities loaned	1,891,912	1,525,140
Securities sold under agreements to repurchase	8,406,022	7,504,670
Other secured financings (includes $2,165,550 and $2,465,800 at February 29, 2020 and November 30, 2018, respectively, related to consolidated VIEs)	2,166,952	2,467,819
Obligation to return securities received as collateral	15,004	9,500
Payables:
Brokers, dealers and clearing organizations	4,186,467	2,555,178
Customers	3,757,447	3,808,609
Lease liabilities	579,948	—
Accrued expenses and other liabilities (includes $1,464 and $1,546 at February 29, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	1,202,446	1,431,144
Long-term debt (includes $1,354,714 and $1,215,285 at fair value at February 29, 2020 and November 30, 2019, respectively)	7,163,612	7,003,358
Total liabilities	39,870,148	37,386,368
EQUITY
Member’s paid-in capital	6,503,066	6,329,677
Accumulated other comprehensive income (loss):
Currency translation adjustments	(188,421)	(179,378)
Changes in instrument specific credit risk	4,107	(18,889)
Additional minimum pension liability	(6,032)	(6,079)
Available-for-sale securities	378	141
Total accumulated other comprehensive loss	(189,968)	(204,205)
Total Jefferies Group LLC member’s equity	6,313,098	6,125,472
Noncontrolling interests	19,351	4,275
Total equity	6,332,449	6,129,747
Total liabilities and equity	$46,202,597	$43,516,115
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues:
Commissions and other fees	$179,535	$155,142
Principal transactions	371,902	234,298
Investment banking	592,002	285,596
Asset management and revenues	11,720	7,031
Interest	294,668	360,975
Other	29,729	11,830
Total revenues	1,479,556	1,054,872
Interest expense	308,860	369,154
Net revenues	1,170,696	685,718
Non-interest expenses:
Compensation and benefits	635,230	371,685
Non-compensation expenses:
Floor brokerage and clearing fees	60,580	51,977
Technology and communications	89,184	79,170
Occupancy and equipment rental	27,503	28,539
Business development	29,957	30,555
Professional services	44,665	36,927
Underwriting costs	17,529	8,575
Other	30,670	15,705
Total non-compensation expenses	300,088	251,448
Total non-interest expenses	935,318	623,133
Earnings before income taxes	235,378	62,585
Income tax expense	64,013	16,220
Net earnings	171,365	46,365
Net earnings (loss) attributable to noncontrolling interests	(2,024)	384
Net earnings attributable to Jefferies Group LLC	$173,389	$45,981
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019
Net earnings	$171,365	$46,365
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(8,996)	30,060
Changes in instrument specific credit risk (2)	22,996	17,829
Cash flow hedges (3)	—	(251)
Unrealized gain on available-for-sale securities (4)	237	146
Total other comprehensive income, net of tax (5)	14,237	47,784
Comprehensive income	185,602	94,149
Net earnings (loss) attributable to noncontrolling interests	(2,024)	384
Comprehensive income attributable to Jefferies Group LLC	$187,626	$93,765

(1)	The amounts include income tax benefits (expenses) of approximately $3.1 million and $(7.4) million during the three months ended February 29, 2020 and February 28, 2019, respectively.

(2)
The amounts include income tax expenses of approximately $7.9 million and $6.0 million during the three months ended February 29, 2020 and February 28, 2019, respectively. The amount during the three months ended February 29, 2020 includes a loss of $0.3 million, net of an income tax benefit of $0.1 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues in our Consolidated Statements of Earnings. The amount during the three months ended February 28, 2019 includes a gain of $0.3 million, net of income tax expenses of $0.1 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.

(3)	The amount during the three months ended February 28, 2019 includes an income tax benefit of $0.1 million.

(4)	The amounts include income tax expenses of $0.1 million during both the three months ended February 29, 2020 and February 28, 2019.

(5)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019
Member’s paid-in capital:
Balance, beginning of period	$6,329,677	$6,376,662
Net earnings attributable to Jefferies Group LLC	173,389	45,981
Distributions to Jefferies Financial Group Inc.	—	(122,990)
Balance, end of period	$6,503,066	$6,299,653
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(204,205)	$(196,169)
Currency translation adjustments and other	(8,996)	30,060
Changes in instrument specific credit risk	22,996	17,829
Cash flow hedges	—	(251)
Unrealized gain on available-for-sale securities	237	146
Balance, end of period	$(189,968)	$(148,385)
Total Jefferies Group LLC member’s equity	$6,313,098	$6,151,268
Noncontrolling interests:
Balance, beginning of period	$4,275	$1,911
Net earnings (loss) attributable to noncontrolling interests	(2,024)	384
Contributions	17,100	4,600
Distributions	—	(981)
Balance, end of period	$19,351	$5,914
Total equity	$6,332,449	$6,157,182

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net earnings	$171,365	$46,365
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,557	5,367
Income on loans to and investments in related parties	(26,922)	(11,337)
Distributions received on investments in related parties	35,949	94,041
Other adjustments	63,801	28,745
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(296,514)	12
Receivables:
Brokers, dealers and clearing organizations	(1,368,785)	(1,285,635)
Customers	(48,064)	420,048
Fees, interest and other	(18,295)	(18,352)
Securities borrowed	910,494	(674,484)
Financial instruments owned	(1,555,782)	(395,921)
Securities purchased under agreements to resell	(614,635)	(660,842)
Other assets	(246,208)	(178,830)
Payables:
Brokers, dealers and clearing organizations	1,635,066	301,741
Customers	(51,154)	212,895
Securities loaned	371,286	378,261
Financial instruments sold, not yet purchased	(638,098)	704,478
Securities sold under agreements to repurchase	909,654	632,686
Accrued expenses and other liabilities	(140,411)	(650,084)
Net cash used in operating activities	(892,696)	(1,050,846)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(855,609)	(10,370)
Distributions from loans to and investments in related parties	850,739	—
Net payments on premises and equipment	(32,071)	(19,606)
Net cash used in investing activities	(36,941)	(29,976)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended
	February 29, 2020	February 28, 2019
Cash flows from financing activities:
Proceeds from short-term borrowings	472,000	405,000
Payments on short-term borrowings	(362,000)	(254,000)
Proceeds from issuance of long-term debt, net of issuance costs	170,770	92,375
Repayment of long-term debt	(35,629)	(50,695)
Distributions to Jefferies Financial Group Inc.	(12,580)	(130,697)
Net proceeds from (payments on) other secured financings	(300,867)	51,697
Net change in bank overdrafts	(34,518)	(8,360)
Proceeds from contributions of noncontrolling interests	17,100	4,600
Payments on distributions to noncontrolling interests	—	(981)
Net cash provided by (used in) financing activities	(85,724)	108,939
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,927)	13,194
Net decrease in cash, cash equivalents and restricted cash	(1,018,288)	(958,689)
Cash, cash equivalents and restricted cash at beginning of period	6,329,712	5,819,027
Cash, cash equivalents and restricted cash at end of period	$5,311,424	$4,860,338

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$357,925	$391,674
Income taxes, net	3,524	37,168
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	February 29, 2020	November 30, 2019
Cash and cash equivalents	$4,900,792	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	410,632	761,809
Total cash, cash equivalents and restricted cash	$5,311,424	$6,329,712
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2019. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2019 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.
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
During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.8 million for the three months ended February 28, 2019. There is no impact on Total revenues as a result of this change in presentation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.
During the three months ended February 29, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (the “new lease standard”) on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
For leases with an original term longer than one year, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs for generally all leases. A corresponding right-of-use (“ROU”) asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The ROU assets are included in Premises and equipment and the lease liabilities are included in Lease liabilities in our Consolidated Statement of Financial Condition.
The discount rates used in determining the present value of leases represent our collateralized borrowing rate considering each lease’s term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases have renewal options that can be exercised at the discretion of the Company. Lease expense is generally recognized on a straight-line basis over the lease term and included in Occupancy and equipment rental expense in our Consolidated Statement of Earnings.
Refer to Note 3, Accounting Developments, and Note 13, Leases, for further information.

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
Adopted Accounting Standards
Leases. We adopted the new lease standard on December 1, 2019 using a modified retrospective transition approach. Accordingly, reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. We elected not to reassess whether existing contracts are or contain leases, or the lease classification and initial direct costs of existing leases upon transition. At transition on December 1, 2019, the adoption of this standard resulted in the recognition of operating ROU assets of $519.9 million and operating lease liabilities of $586.3 million reflected in Premises and equipment and Lease liabilities in our Consolidated Statement of Financial Condition, respectively. Finance lease ROU assets and finance lease liabilities were not material and are reflected in Premises and equipment and Lease liabilities in our Consolidated Statement of Financial Condition, respectively.
Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. We adopted the guidance in the first quarter of fiscal 2020 and the adoption did not have a material impact on our consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $890.1 million and $570.3 million at February 29, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	February 29, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,343,000	$157,818	$103,643	$—	$3,604,461
Corporate debt securities	—	2,841,022	25,090	—	2,866,112
Collateralized debt obligations and collateralized loan obligations	—	97,325	20,952	—	118,277
U.S. government and federal agency securities	1,541,590	98,176	—	—	1,639,766
Municipal securities	—	775,960	—	—	775,960
Sovereign obligations	1,552,798	1,194,447	—	—	2,747,245
Residential mortgage-backed securities	—	1,080,695	16,970	—	1,097,665
Commercial mortgage-backed securities	—	441,669	4,264	—	445,933
Other asset-backed securities	—	260,009	41,903	—	301,912
Loans and other receivables	—	2,651,109	54,321	—	2,705,430
Derivatives	864	3,290,943	23,244	(2,717,442)	597,609
Investments at fair value	—	51,609	55,270	—	106,879
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,438,252	$12,940,782	$345,657	$(2,717,442)	$17,007,249
Securities received as collateral	$15,004	$—	$—	$—	$15,004

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,124,882	$2,897	$4,275	$—	$2,132,054
Corporate debt securities	—	1,772,490	767	—	1,773,257
U.S. government and federal agency securities	1,577,052	—	—	—	1,577,052
Sovereign obligations	1,070,355	808,136	—	—	1,878,491
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,813,027	7,859	—	1,820,886
Derivatives	37	3,410,455	134,087	(2,849,172)	695,407
Total financial instruments sold, not yet purchased	$4,772,326	$7,807,005	$147,023	$(2,849,172)	$9,877,182
Short-term borrowings	$—	$20,164	$—	$—	$20,164
Obligation to return securities received as collateral	$15,004	$—	$—	$—	$15,004
Long-term debt	$—	$811,251	$543,463	$—	$1,354,714

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 29, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$303,941	$—
Equity Funds (3)	28,777	11,823
Commodity Funds (4)	14,650	—
Multi-asset Funds (5)	542,609	—
Other Funds (6)	160	—
Total	$890,137	$11,823

	November 30, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	27,952	12,108
Commodity Funds (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$570,310	$12,108

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both February 29, 2020 and November 30, 2019, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At February 29, 2020 and November 30, 2019, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 29, 2020 and November 30, 2019, investments representing approximately 2% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 days prior written notice.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2020 (in thousands):

	Three Months Ended February 29, 2020
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at February 29, 2020, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2019		Purchases	Sales	Settlements	Issuances		Balance at February 29, 2020	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(8,195)	$2,792	$(1,934)	$—	$—	$52,679	$103,643	$(8,206)	$—
Corporate debt securities	7,490	1,269	1,478	(503)	(601)	—	15,957	25,090	879	—
CDOs and CLOs	20,081	(2,069)	17,594	(17,833)	—	—	3,179	20,952	(1,823)	—
RMBS	17,740	(280)	—	—	(3)	—	(487)	16,970	(250)	—
CMBS	6,110	(306)	—	—	(1,401)	—	(139)	4,264	571	—
Other ABS	42,563	(4,159)	81,323	(72,032)	(1,974)	—	(3,818)	41,903	(3,797)	—
Loans and other receivables	64,240	(3,781)	12,940	(13,042)	(7,087)	—	1,051	54,321	(5,109)	—
Investments at fair value	75,738	(20,392)	—	(76)	—	—	—	55,270	(20,392)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$291	$(513)	$—	$—	$—	$10	$4,275	$65	$—
Corporate debt securities	340	(189)	(13,832)	14,079	369	—	—	767	(35)	—
CMBS	35	—	—	—	—	—	—	35	—	—
Loans	9,463	1	(9,872)	2,781	—	—	5,486	7,859	(1)	—
Net derivatives (2)	77,168	(17,528)	(278)	5,627	192	—	45,662	110,843	17,460	—
Long-term debt	480,069	(9,016)	—	—	—	128,475	(56,065)	543,463	(5,590)	14,606

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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2020
During the three months ended February 29, 2020, transfers of assets of $85.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Corporate equity securities of $55.4 million, Corporate debt securities of $16.5 million and Loans and other receivables of $6.0 million due to reduced pricing transparency.
During the three months ended February 29, 2020, transfers of assets of $16.8 million from Level 3 to Level 2 are primarily attributed to:

•	Other ABS of $6.3 million, Loans and other receivables of $4.9 million and Corporate equity securities of $2.7 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended February 29, 2020, transfers of liabilities of $102.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $83.0 million and structured notes of $13.1 million due to reduced market and pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended February 29, 2020, transfers of liabilities of $107.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $69.1 million and net derivatives of $37.3 million due to greater market and pricing transparency.
Net losses on Level 3 assets were $37.9 million and net gains on Level 3 liabilities were $26.4 million for the three months ended February 29, 2020. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, Corporate equity securities, other ABS and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives and valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2019 (in thousands):

	Three Months Ended February 28, 2019
	Balance at November 30, 2018	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2019	For instruments still held at February 28, 2019, changes in unrealized gains/(losses) included in:
									earnings (1)	other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$4,830	$1,410	$(2,411)	$(66)	$—	$(37)	$54,766	$4,945	$—
Corporate debt securities	9,484	466	3,568	(3,233)	(834)	—	1,479	10,930	498	—
CDOs and CLOs	25,815	(8,153)	49,201	(32,759)	—	—	(1,538)	32,566	(3,814)	—
RMBS	19,603	462	975	—	(27)	—	(50)	20,963	494	—
CMBS	10,886	136	12	—	(41)	—	1,827	12,820	96	—
Other ABS	53,175	(2,290)	29,195	(30,060)	(12,320)	—	(1,814)	35,886	(1,763)	—
Loans and other receivables	46,985	814	40,061	(27,142)	(1,990)	—	19,323	78,051	130	—
Investments at fair value	113,831	(786)	27,767	—	—	—	—	140,812	(786)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(2)	$—	$80	$—	$—	$—	$78	$2	$—
Corporate debt securities	522	(241)	—	—	—	—	449	730	241	—
CMBS	—	70	—	—	—	—	—	70	(70)	—
Loans	6,376	(229)	(1,411)	504	—	—	(1,820)	3,420	338	—
Net derivatives (2)	21,614	(5,348)	(2,804)	3,084	169	—	12,260	28,975	3,333	—
Long-term debt	200,745	(16,701)	—	—	(5,665)	92,016	12,744	283,139	4,045	12,656

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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 29, 2020 and November 30, 2019
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 29, 2020
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$78,543
Non-exchange traded securities		Market approach	Price	$1	-	$213	$105
			Underlying stock price	$3	-	$5	$4
Corporate debt securities	$25,090	Market approach	Price	$69	-	$78	$69
		Scenario Analysis	Estimated recovery percentage	22%	-	85%	41%
CDOs and CLOs	$20,952	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	70%	28%
			Discount rate/yield	13%	-	30%	17%
RMBS	$16,970	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6			—
			Discount rate/yield	3%			—
CMBS	$4,264	Scenario analysis	Estimated recovery percentage	44%			—
Other ABS	$41,903	Discounted cash flows	Cumulative loss rate	7%	-	31%	14%
			Duration (years)	0.5	-	2.8	1.6
			Discount rate/yield	7%	-	14%	11%
		Market approach	Price	$100			—
Loans and other receivables	$52,815	Market approach	Price	$29	-	$101	$89
		Scenario analysis	Estimated recovery percentage	63%	-	100%	79%
Derivatives	$22,216
Interest rate swaps		Market approach	Basis points upfront	0	-	12	6
Investments at fair value	$28,927
Private equity securities		Market approach	Price	$8	-	$168	$132
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,275	Market approach	Transaction level	$1			—
Loans	$5,074	Market approach	Price	$50			—
		Scenario analysis	Estimated recovery percentage	63%			—
Derivatives	$134,087
Equity options		Volatility benchmarking	Volatility	21%	-	60%	42%
Interest rate swaps		Market approach	Basis points upfront	0	-	18	9
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$83			—
Long-term debt
Structured notes	$543,463	Market approach	Price	$90	-	$102	$94
			Price	€72	-	€105	€91

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

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 29, 2020 and November 30, 2019, asset exclusions consisted of $54.0 million and $31.9 million, respectively, primarily comprised of corporate equity securities, investments at fair value, certain derivatives and loans and other receivables. At February 29, 2020 and November 30, 2019, liability exclusions consisted of $3.6 million and $0.4 million, respectively, primarily comprised of loans, corporate debt and CMBS.

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

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CMBS, and corporate debt securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the discount rate/yield underlying the investment would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in the revenue growth underlying the investment would result in a significantly higher (lower) fair value measurement.

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
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option may be elected for certain secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Financial instruments owned:
Loans and other receivables	$1,739	$(7,335)
Financial instruments sold, not yet purchased:
Loans	$(610)	$—
Loan commitments	(661)	79
Long-term debt:
Changes in instrument specific credit risk (1)	$29,432	$23,483
Other changes in fair value (2)	(37,642)	(10,643)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$57	$—
Other changes in fair value (2)	12	—

(1)	Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	February 29, 2020	November 30, 2019
Financial instruments owned:
Loans and other receivables (1)	$1,551,028	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	267,678	197,215
Long-term debt and short-term borrowings	72,301	74,408

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $29.1 million and $22.2 million at February 29, 2020 and November 30, 2019, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $230.2 million and $127.0 million at February 29, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $35.4 million and $24.8 million at February 29, 2020 and November 30, 2019, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $331.5 million and $35.0 million at February 29, 2020 and November 30, 2019, respectively.

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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 29, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 29, 2020 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$49,445	1	$—	—
Total derivatives designated as accounting hedges	49,445		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	578	57,570	33	51,180
Cleared OTC	951,325	3,785	1,058,707	4,150
Bilateral OTC	596,520	1,770	280,336	460
Foreign exchange contracts:
Exchange-traded	—	619	—	1,205
Bilateral OTC	389,074	17,047	389,737	16,211
Equity contracts:
Exchange-traded	861,786	1,441,642	1,091,912	1,181,907
Bilateral OTC	449,287	3,716	706,813	3,740
Commodity contracts:
Exchange-traded	—	10,866	—	10,134
Credit contracts:
Cleared OTC	4,220	39	3,566	23
Bilateral OTC	12,816	14	13,475	12
Total derivatives not designated as accounting hedges	3,265,606		3,544,579
Total gross derivative assets/ liabilities:
Exchange-traded	862,364		1,091,945
Cleared OTC	1,004,990		1,062,273
Bilateral OTC	1,447,697		1,390,361
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(802,389)		(802,389)
Cleared OTC	(967,250)		(982,561)
Bilateral OTC	(947,803)		(1,064,222)
Net amounts per Consolidated Statements of Financial Condition (4)	$597,609		$695,407

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2019 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$28,663	1	$—	—
Total derivatives designated as accounting hedges	28,663		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,191	65,226	103	38,464
Cleared OTC	213,224	3,329	284,433	3,443
Bilateral OTC	421,700	1,325	258,857	738
Foreign exchange contracts:
Exchange-traded	—	256	—	199
Bilateral OTC	190,570	9,255	187,836	9,187
Equity contracts:
Exchange-traded	717,494	1,714,538	962,535	1,481,388
Bilateral OTC	248,720	4,731	445,241	4,271
Commodity contracts:
Exchange-traded	—	5,524	—	4,646
Credit contracts:
Cleared OTC	2,514	13	5,768	12
Bilateral OTC	6,281	25	14,219	28
Total derivatives not designated as accounting hedges	1,801,694		2,158,992
Total gross derivative assets/liabilities:
Exchange-traded	718,685		962,638
Cleared OTC	244,401		290,201
Bilateral OTC	867,271		906,153
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(688,871)		(688,871)
Cleared OTC	(222,869)		(266,900)
Bilateral OTC	(521,066)		(676,016)
Net amounts per Consolidated Statements of Financial Condition (4)	$397,551		$527,205

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended
Gains (Losses)	February 29, 2020	February 28, 2019
Interest rate swaps	$24,465	$14,587
Long-term debt	(24,867)	(15,556)
Total	$(402)	$(969)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended
Gains (Losses)	February 29, 2020	February 28, 2019
Interest rate contracts	$(1,089)	$(69,831)
Foreign exchange contracts	(2,900)	(176)
Equity contracts	136,888	(28,481)
Commodity contracts	(6,072)	2,492
Credit contracts	1,830	4,095
Total	$128,657	$(91,901)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 29, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$28,521	$7,516	$6,959	$(12,901)	$30,095
Credit default swaps	31	4,079	—	(38)	4,072
Total return swaps	160,829	37,825	—	(11,543)	187,111
Foreign currency forwards, swaps and options	66,282	3,757	3	(3,005)	67,037
Fixed income forwards	8,847	—	—	—	8,847
Interest rate swaps, options and forwards	80,128	205,846	236,857	(41,190)	481,641
Total	$344,638	$259,023	$243,819	$(68,677)	778,803
Cross product counterparty netting					(15,399)
Total OTC derivative assets included in Financial instruments owned					$763,404

(1)	At February 29, 2020, we held net exchange-traded derivative assets and other credit agreements with a fair value of $74.5 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 29, 2020, cash collateral received was $240.3 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity, forwards, swaps and options	$35,005	$193,428	$80,442	$(12,901)	$295,974
Credit default swaps	1,401	2,539	—	(38)	3,902
Total return swaps	140,657	71,668	—	(11,543)	200,782
Foreign currency forwards, swaps and options	67,858	2,861	—	(3,005)	67,714
Fixed income forwards	581	—	—	—	581
Interest rate swaps, options and forwards	45,919	105,566	111,531	(41,190)	221,826
Total	$291,421	$376,062	$191,973	$(68,677)	790,779
Cross product counterparty netting					(15,399)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$775,380

(1)	At February 29, 2020, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $292.1 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 29, 2020, cash collateral pledged was $372.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 29, 2020 (in thousands):

Counterparty credit quality (1):
A- or higher	$221,812
BBB- to BBB+	49,721
BB+ or lower	295,398
Unrated	196,473
Total	$763,404

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 29, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$2.0	$291.0	$293.0
Single name credit default swaps	17.8	7.9	25.7

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

	February 29, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$168.1	$42.9
Collateral posted	(87.3)	(3.1)
Collateral received	162.1	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	242.9	154.0

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
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in our Consolidated Statements of Financial Condition.
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by class of collateral pledged (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 29, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$1,682,285	$328,156	$5,096	$2,015,537
Corporate debt securities	203,091	2,031,185	—	2,234,276
Mortgage-backed and asset-backed securities	—	1,558,094	—	1,558,094
U.S. government and federal agency securities	6,536	10,239,853	9,908	10,256,297
Municipal securities	—	234,681	—	234,681
Sovereign obligations	—	2,640,873	—	2,640,873
Loans and other receivables	—	1,189,724	—	1,189,724
Total	$1,891,912	$18,222,566	$15,004	$20,129,482

	November 30, 2019
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral	Total
Collateral Pledged:
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral by remaining contractual maturity (in thousands):

	February 29, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$629,013	$83,922	$1,019,736	$159,241	$1,891,912
Repurchase agreements	8,025,139	2,123,300	5,978,361	2,095,766	18,222,566
Obligation to return securities received as collateral	5,096	—	9,908	—	15,004
Total	$8,659,248	$2,207,222	$7,008,005	$2,255,007	$20,129,482

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

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 29, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $27.6 billion and $28.7 billion, respectively. At February 29, 2020 and November 30, 2019, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 for additional information regarding the offsetting of securities financing agreements.
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

	February 29, 2020
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,708,788	$—	$6,708,788	$(418,602)	$(1,250,215)	$5,039,971
Reverse repurchase agreements	14,723,575	(9,816,544)	4,907,031	(617,398)	(4,260,370)	29,263
Securities received as collateral	15,004	—	15,004	—	—	15,004
Liabilities:
Securities lending arrangements	$1,891,912	$—	$1,891,912	$(418,602)	$(1,437,709)	$35,601
Repurchase agreements	18,222,566	(9,816,544)	8,406,022	(617,398)	(7,192,406)	596,218
Obligation to return securities received as collateral	15,004	—	15,004	—	—	15,004

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
Liabilities:
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

(3)
Amounts include $4,981.1 million of securities borrowing arrangements, for which we have received securities collateral of $4,841.0 million, and $551.1 million of repurchase agreements, for which we have pledged securities collateral of $563.4 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $742.1 million and $796.8 million at February 29, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Transferred assets	$2,334.6	$1,260.6
Proceeds on new securitizations	2,334.7	1,331.2
Cash flows received on retained interests	7.0	14.8

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 29, 2020 and November 30, 2019.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 29, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$6,213.7	$46.0	$10,671.7	$103.3
U.S. government agency CMBS	2,934.9	65.5	1,374.8	45.8
CLOs	2,871.2	48.8	3,006.7	58.4
Consumer and other loans	1,108.4	70.8	1,149.3	71.8

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
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 29, 2020 and November 30, 2019 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 29, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$1.2	$—	$1.2
Financial instruments owned	—	3.9	—	0.3
Securities purchased under agreements to resell (1)	2,166.9	—	2,467.3	—
Receivable from brokers	—	16.2	—	—
Total assets	$2,166.9	$21.3	$2,467.3	$1.5
Financial instruments sold, not yet purchased	$—	$4.2	$—	$—
Other secured financings	2,165.5	—	2,465.8	—
Other liabilities (2)	1.4	0.3	1.5	0.2
Total liabilities	$2,166.9	$4.5	$2,467.3	$0.2

(1)
Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation. At February 29, 2020, approximately $115.4 million of the Securities purchased under agreements to resell was not eliminated in consolidation.

(2)	Approximately $0.2 million of the other liabilities amounts represent intercompany payables and are eliminated in consolidation at both February 29, 2020 and November 30, 2019.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 29, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$70.2	$0.6	$117.5	$6,631.0
Consumer loan and other asset-backed vehicles	279.8	—	407.8	2,596.7
Related party private equity vehicles	23.8	—	34.9	67.0
Other investment vehicles	730.7	—	737.9	7,840.3
Total	$1,104.5	$0.6	$1,298.1	$17,135.0

	November 30, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	404.1	—	411.9	6,102.7
Total	$938.0	$0.6	$1,442.1	$16,373.9

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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 29, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million, of which $121.9 million and $121.7 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $23.8 million and $23.0 million at February 29, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At February 29, 2020 and November 30, 2019, we had equity commitments to invest $698.5 million and $398.6 million, respectively, in various other investment vehicles, of which $691.1 million and $390.8 million was funded, respectively. The carrying value of our equity investments was $730.7 million and $404.1 million at February 29, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At February 29, 2020 and November 30, 2019, we held $1,487.0 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $130.3 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 9. Investments
At February 29, 2020, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 49% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At February 29, 2020, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At February 29, 2020, we had funded $652.4 million of our $750.0 million commitment, leaving $97.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 29, 2020. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party. At February 29, 2020, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Interest income	$0.8	$—
Unfunded commitment fees	0.3	0.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 29, 2020	November 30, 2019
Our total equity balance	$652.4	$642.0

	Three Months Ended
	February 29, 2020	February 28, 2019
Net earnings (loss)	$20.7	$(2.4)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Origination and syndication fee revenues (1)	$37.7	$21.9
Origination fee expenses (1)	5.6	5.4
CLO placement fee revenues (2)	0.4	1.3
Underwriting fees (3)	0.3	—
Service fees (4)	25.2	27.1

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 29, 2020 and November 30, 2019, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(4)	Under a service agreement, we charge Jefferies Finance for services provided.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $18.3 million and $17.2 million at February 29, 2020 and November 30, 2019, respectively. At February 29, 2020, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities and Payables to customers in our Consolidated Statements of Financial Condition, were $13.7 million and $8.5 million, respectively. At November 30, 2019, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities and Payables to customers in our Consolidated Statements of Financial Condition, were $13.7 million and $17.6 million, respectively.
We enter into OTC foreign exchange contracts with Jefferies Finance. In connection with these contracts we had $0.4 million recorded in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition at February 29, 2020. We recorded $4.7 million in Payables—brokers, dealers and clearing organizations and $0.2 million in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition at November 30, 2019. Net gain on these contracts was $1.4 million for the three months ended February 29, 2020.
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
The following is a summary of selected financial information for Berkadia (in millions):

	February 29, 2020	November 30, 2019
Our total equity balance	$255.0	$268.9

	Three Months Ended
	February 29, 2020	February 28, 2019
Net earnings	$48.7	$50.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At February 29, 2020 and November 30, 2019, we had commitments to purchase $328.3 million and $360.4 million, respectively, in agency CMBS from Berkadia. During the three months ended February 29, 2020 and February 28, 2019, we received $36.2 million and $17.3 million, respectively, in distributions from Berkadia on our equity interest.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $21.8 million and $20.6 million at February 29, 2020 and November 30, 2019, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Net gains (losses) from our investments in JCP Fund V	$1.5	$(3.2)

At both February 29, 2020 and November 30, 2019, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 29, 2020 and November 30, 2019, our unfunded commitment relating to JCP Fund V was $9.2 million and $9.4 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 34.5% of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2019 (1)	2018 (1)
Net decrease in net assets resulting from operations	$(1,397)	$(8,412)

(1)	Financial information for JCP Fund V within our results of operations for the three months ended February 29, 2020 and February 28, 2019 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At February 28, 2019, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the three months ended May 31, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. At February 28, 2019, our investment in Epic Gas of $22.1 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition. For the three months ended December 31, 2018, Epic Gas reported net earnings of $0.9 million, which was included in our results of operations for the three months ended February 28, 2019.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	February 29, 2020	November 30, 2019
Investment Banking and Capital Markets	$1,639,521	$1,640,201
Asset Management	3,393	3,398
Total goodwill	$1,642,914	$1,643,599

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table is a summary of the changes to goodwill for the three months ended February 29, 2020 (in thousands):

Balance at November 30, 2019	$1,643,599
Translation adjustments	(685)
Balance at February 29, 2020	$1,642,914

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 29, 2020 and November 30, 2019 (dollars in thousands):

	February 29, 2020			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,604	$(69,246)	$56,358	9.8
Trade name	128,411	(25,682)	102,729	28.0
Exchange and clearing organization membership interests and registrations	8,269	—	8,269	N/A
Total	$262,284	$(94,928)	$167,356

	November 30, 2019			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,736	$(67,257)	$58,479	9.9
Trade name	128,590	(24,800)	103,790	28.3
Exchange and clearing organization membership interests and registrations	8,273	—	8,273	N/A
Total	$262,599	$(92,057)	$170,542

Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 29, 2020 and February 28, 2019. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2020	$9,148
Year ending November 30, 2021	12,198
Year ending November 30, 2022	9,256
Year ending November 30, 2023	8,268
Year ending November 30, 2024	8,266

Note 11. Short-Term Borrowings
Short-term borrowings at February 29, 2020 and November 30, 2019 include the following and mature in one year or less (in thousands):

	February 29, 2020	November 30, 2019
Bank loans (1)	$602,992	$527,509
Equity-linked notes (2)	20,164	20,981
Total short-term borrowings	$623,156	$548,490

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)
These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

(2)	See Note 4, Fair Value Disclosures, for further information on these notes.
At February 29, 2020, the weighted average interest rate on short-term borrowings outstanding is 3.23% per annum.
One of our subsidiaries has a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the three months ended February 29, 2020, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At February 29, 2020, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 29, 2020	November 30, 2019
Unsecured long-term debt:
2.375% Euro Medium Term Notes	May 20, 2020	2.42%	$551,306	$550,622
6.875% Senior Notes	April 15, 2021	4.40%	770,351	774,738
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,226	4,204
5.125% Senior Notes	January 20, 2023	4.55%	609,276	610,023
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	549,534	548,880
4.850% Senior Notes (1)	January 15, 2027	4.93%	793,931	768,931
6.450% Senior Debentures	June 8, 2027	5.46%	370,846	371,426
4.150% Senior Notes	January 23, 2030	4.26%	988,886	988,662
6.250% Senior Debentures	January 15, 2036	6.03%	511,156	511,260
6.500% Senior Notes	January 20, 2043	6.09%	420,137	420,239
Structured notes (2)	Various	Various	1,354,714	1,215,285
Total unsecured long-term debt			6,924,363	6,764,270
Secured long-term debt:
Revolving Credit Facility			189,249	189,088
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$7,163,612	$7,003,358

(1)
The carrying value of these senior notes includes losses of $24.9 million and $15.6 million in the three months ended February 29, 2020 and February 28, 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

(3)
The Total Long-term debt has a fair value of $7,615.5 million and $7,280.4 million at February 29, 2020 and November 30, 2019, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

During the three months ended February 29, 2020, long-term debt increased $160.3 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $136.2 million, net of retirements.
We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At February 29, 2020, we were in compliance with the debt covenants under the Revolving Credit Facility.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 29, 2020, we were in compliance with all covenants under the Loan and Security Agreement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in our Consolidated Statement of Financial Condition was as follows (in thousands, except lease term and discount rate):

Three Months Ended February 29, 2020
Premises and equipment - ROU assets	$511,770

Weighted average:
Remaining lease term (in years)	11.4
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in our Consolidated Statement of Financial Condition at February 29, 2020 (in thousands):

Fiscal Year	Lease Liabilities
Remainder of 2020	$41,865
2021	69,268
2022	67,390
2023	60,364
2024	59,051
2025 and thereafter	391,864
Total undiscounted cash flows	689,802
Less: Difference between undiscounted and discounted cash flows	(110,232)
Operating leases amount in our Consolidated Statement of Financial Condition	579,570
Finance leases amount in our Consolidated Statement of Financial Condition	378
Total amount in our Consolidated Statement of Financial Condition	$579,948

In addition to the table above, at February 29, 2020, we entered into a lease agreement that was signed but had not yet commenced. This operating lease will commence in 2020 with a lease term of seven years. Lease payments for this lease agreement will be $0.8 million for the period from lease commencement to the end of the lease term.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our lease costs (in thousands):

Three Months Ended February 29, 2020
Operating lease costs (1)	$17,627
Variable lease costs (2)	3,467
Less: Sublease income	(1,500)
Total lease cost, net	$19,594

(1)	Includes short-term leases, which are not material.

(2)
Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information was as follows (in thousands):

Three Months Ended February 29, 2020
Cash outflows - lease liabilities	$16,680
Non-cash - ROU assets recorded for new and modified leases	11,143

Minimum Future Lease Commitments (under Previous GAAP). As lessee, we lease certain premises and equipment under non-cancelable agreements expiring at various dates through 2039 which are operating leases. At November 30, 2019, future minimum aggregate annual lease payments under such leases (net of subleases) for fiscal years ended November 30, 2020 through 2024 and the aggregate amount thereafter, were as follows (in thousands):

Fiscal Year	Operating Leases
2020	$57,952
2021	60,395
2022	62,916
2023	57,574
2024	56,878
Thereafter	389,245
Total	$684,960

The total minimum payments to be received in the future under non-cancelable subleases at November 30, 2019 was $16.2 million.
Rental expense, net of subleases, amounted to $61.2 million, $52.3 million, and $56.1 million for the years ended November 30, 2019, 2018 and 2017, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 14. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Revenues from contracts with customers:
Commissions and other fees (1)	$179,535	$155,142
Investment banking	592,002	285,596
Asset management fees	4,404	6,669
Total revenue from contracts with customers	775,941	447,407
Other sources of revenue:
Principal transactions	371,902	234,298
Revenues from arrangements with strategic partners	7,316	362
Interest	294,668	360,975
Other	29,729	11,830
Total revenues	$1,479,556	$1,054,872

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
We earn account advisory and distribution fees in connection with wealth management services. Account advisory fees are recognized over time using the time-elapsed method as we determined that the customer simultaneously receives and consumes the benefits of investment advisory services as they are provided. Account advisory fees may be paid in advance of a specified service period or in arrears at the end of the specified service period (e.g., quarterly). Account advisory fees paid in advance are initially deferred within Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. Distribution fees are variable and recognized when the uncertainties with respect to the amounts are resolved.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investment Banking. We provide our clients with a full range of financial advisory and underwriting services. Revenues from financial advisory services primarily consist of fees generated in connection with merger, acquisition and restructuring transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction. Fees received prior to the completion of the transaction are deferred within Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. A significant portion of the fees we receive for our advisory services are considered variable as they are contingent upon a future event (e.g., completion of a transaction or third-party emergence from bankruptcy) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services are generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. We recognize a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring assignments, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category in our Consolidated Statements of Earnings and any expenses reimbursed by our clients are recognized as Investment banking revenues.
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Underwriting costs in our Consolidated Statements of Earnings as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended
	February 29, 2020			February 28, 2019
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$176,249	$—	$176,249	$152,074	$—	$152,074
Fixed income (1)	3,286	—	3,286	3,068	—	3,068
Investment banking - Advisory	343,158	—	343,158	180,482	—	180,482
Investment banking - Underwriting	248,844	—	248,844	105,114	—	105,114
Asset management	—	4,404	4,404	—	6,669	6,669
Total	$771,537	$4,404	$775,941	$440,738	$6,669	$447,407
Primary geographic region:
Americas	$649,069	$980	$650,049	$323,389	$3,381	$326,770
Europe	79,438	3,424	82,862	100,205	3,288	103,493
Asia	43,030	—	43,030	17,144	—	17,144
Total	$771,537	$4,404	$775,941	$440,738	$6,669	$447,407

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 19, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 29, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 29, 2020.
During the three months ended February 29, 2020 and February 28, 2019, we recognized $6.4 million and $14.7 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $5.6 million, and $4.9 million of revenues primarily associated with distribution services during the three months ended February 29, 2020 and February 28, 2019, respectively, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $212.0 million and $209.3 million at February 29, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three months ended February 29, 2020 and February 28, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 29, 2020 and November 30, 2019 were $10.8 million and $9.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three months ended February 29, 2020 and February 28, 2019, we recognized revenues of $2.6 million and $4.3 million, respectively, that were recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 29, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $3.9 million and $4.8 million, respectively, which are recorded in Receivables – Fees, interest and other in our Consolidated Statements of Financial Condition. For the three months ended February 29, 2020 and February 28, 2019, we recognized expenses of $1.9 million and $2.1 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 29, 2020 and February 28, 2019.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Components of compensation cost:
Restricted cash awards	$77.3	$66.2
Restricted stock and RSUs (1)	6.5	6.5
Profit sharing plan	4.1	3.9
Total compensation cost	$87.9	$76.6

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at February 29, 2020 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$47.4	2
Restricted cash awards	681.0	3
Total	$728.4

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 16. Income Taxes
At February 29, 2020 and November 30, 2019, we had approximately $149.5 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $118.2 million and $99.5 million (net of Federal benefit) at February 29, 2020 and November 30, 2019, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At February 29, 2020 and November 30, 2019, we had interest accrued of approximately $58.5 million and $55.6 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the three months ended February 29, 2020 and the year ended November 30, 2019.
We are currently under examination in a number of major tax jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2016
California	2009
New Jersey	2010
New York State	2001
New York City	2006
United Kingdom	2018
Hong Kong	2014
India	2010
Italy	2012

For the three months ended February 29, 2020, the provision for income taxes was $64.0 million, equating to an effective tax rate of 27.2%. For the three months ended February 28, 2019, the provision for income taxes was $16.2 million, equating to an effective tax rate of 25.9%.

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 29, 2020 (in millions):

	Expected Maturity Date (fiscal years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$9.4	$99.0	$—	$—	$7.8	$116.2
Loan commitments (1)	—	295.0	10.0	15.0	—	320.0
Underwriting commitments	292.0	—	—	—	—	292.0
Forward starting reverse repos (2)	4,131.5	—	—	—	—	4,131.5
Forward starting repos (2)	1,962.3	—	—	—	—	1,962.3
Other unfunded commitments (1)	—	128.0	—	4.9	—	132.9
Total commitments	$6,395.2	$522.0	$10.0	$19.9	$7.8	$6,954.9

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At February 29, 2020, $4,124.2 million within forward starting securities purchased under agreements to resell and $1,953.1 million within forward starting securities sold under agreements to repurchase settled within three business days.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At February 29, 2020, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.3 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at February 29, 2020, we had other outstanding equity commitments to invest up to $7.3 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 29, 2020, we had $70.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at February 29, 2020 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 29, 2020 (in millions):

	Expected Maturity Date (Fiscal Years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$9,031.5	$3,777.4	$5,502.0	$1,704.4	$50.1	$20,065.4
Written derivative contracts—credit related	1.5	—	1.0	23.2	—	25.7
Total derivative contracts	$9,033.0	$3,777.4	$5,503.0	$1,727.6	$50.1	$20,091.1

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 29, 2020, the fair value of derivative contracts meeting the definition of a guarantee is approximately $690.8 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Standby Letters of Credit. At February 29, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $36.9 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

Note 18. Net Capital Requirements
As a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
At February 29, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,302,711	$1,204,059

FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

Note 19. Segment Reporting
We operate in two reportable business segments – (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange capital markets activities and investment banking business, which is composed of financial advisory and underwriting activities. The Investment Banking and Capital Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management reportable business segment provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts and third-party asset managers.
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

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Investment Banking and Capital Markets:
Net revenues	$1,148.8	$658.2
Non-interest expenses	898.9	603.1
Earnings before income taxes	$249.9	$55.1
Asset Management:
Net revenues	$21.9	$27.5
Non-interest expenses	36.4	20.0
Earnings (loss) before income taxes	$(14.5)	$7.5
Total:
Net revenues	$1,170.7	$685.7
Non-interest expenses	935.3	623.1
Earnings before income taxes	$235.4	$62.6
The following table summarizes our total assets by reportable business segment (in millions):

	February 29, 2020	November 30, 2019
Investment Banking and Capital Markets	$43,026.7	$40,565.8
Asset Management	3,175.9	2,950.3
Total assets	$46,202.6	$43,516.1

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

	Three Months Ended
	February 29, 2020	February 28, 2019
Americas (1)	$950.1	$508.6
Europe (2)	159.3	151.5
Asia	61.3	25.6
Net revenues	$1,170.7	$685.7

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 20. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At February 29, 2020 and November 30, 2019, we had $33.3 million and $34.8 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•	One of our directors has investments in a hedge fund managed by us of approximately $3.5 million and $3.6 million at February 29, 2020 and November 30, 2019, respectively.
See Note 8, Variable Interest Entities, and Note 17, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Charges to Jefferies for services provided	$10.4	$16.5
Charges from Jefferies for services received	8.0	0.7

•
We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Commissions and other fees	$0.3	$0.6
Other revenues	—	0.1

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	February 29, 2020	November 30, 2019
Receivable from Jefferies	$0.7	$0.9
Payable to Jefferies	5.4	4.3

•
During the three months ended February 29, 2020, we paid distributions of $12.6 million to Jefferies, based on our results for the three months ended November 30, 2019. Our distribution to Jefferies based on results for the three months ended February 29, 2020 was deferred to maximize our liquidity and capital.

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At February 29, 2020, a net current tax payable to Jefferies of $46.4 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. At November 30, 2019, a net current tax receivable from Jefferies of $24.4 million is included in Other assets, in our Consolidated Statements of Financial Condition. No tax payments were made during the three months ended February 29, 2020.

•
During the three months ended February 29, 2020 and February 28, 2019, we purchased securities totaling $26.1 million and $885.6 million, respectively, from Jefferies, at fair value. There were no gains or losses on these transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $12.7 million and $9.9 million at February 29, 2020 and November 30, 2019, respectively, included in Payables— brokers, dealers and clearing organizations, and $0.7 million at February 29, 2020 in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition.

•
We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $2.2 million included in Financial instruments owned, at fair value and $0.6 million included in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition at February 29, 2020 and November 30, 2019, respectively. For the three months ended February 29, 2020, we recorded a net loss of $0.6 million relating to these contracts, which were included in Principal transactions revenues in our Consolidated Statements of Earnings.

•	Two of our directors had investments totaling $0.4 million at November 30, 2019 in a hedge fund managed by Jefferies. In December 2019, both directors fully redeemed their interests in this fund.

•
We have investments in hedge funds managed by Jefferies of $227.0 million and $223.5 million at February 29, 2020 and November 30, 2019, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings are as follows (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Net gains from our investments	$3.8	$1.0

•
In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At February 29, 2020 and November 30, 2019, approximately $3.3 million and $0.1 million, respectively, of debt issued by Jefferies are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.

•
We have entered into a sublease agreement with an affiliate of Jefferies for office space. For the three months ended February 29, 2020, we received payments for rent and other expenses of $0.2 million from this affiliate.

For information on transactions with our equity method investees, see Note 9, Investments.

Note 21. Subsequent Events
On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic.
We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our businesses, including a material reduction in our results of operations.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:

•
the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2019 and filed with the Securities and Exchange Commission (“SEC”) on January 29, 2020;

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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2019.
Since February 29, 2020, the global novel coronavirus (“COVID-19”) affliction and actions taken in response have wreaked havoc on the global economy and all financial markets. Our investment banking backlog remains solid, reflecting what our clients want to achieve, but there is little visibility on what can realistically get accomplished under current market conditions. The initial shock of the economic shutdown that resulted from COVID-19 has adversely affected our equities, fixed income and asset management businesses, although our results have begun to recover in the last over two weeks and we are operating currently at more normal levels in equities and fixed income.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended		% Change
	February 29, 2020	February 28, 2019
Net revenues	$1,170,696	$685,718	70.7%
Non-interest expenses	935,318	623,133	50.1%
Earnings before income taxes	235,378	62,585	276.1%
Income tax expense	64,013	16,220	294.7%
Net earnings	171,365	46,365	269.6%
Net earnings (loss) attributable to noncontrolling interests	(2,024)	384	N/M
Net earnings attributable to Jefferies Group LLC	173,389	45,981	277.1%

Effective tax rate	27.2%	25.9%
N/M — Not Meaningful

Executive Summary
Three Months Ended February 29, 2020
Consolidated Results

•	Net revenues for the three months ended February 29, 2020 were a record of $1,170.7 million, compared with $685.7 million for the three months ended February 28, 2019.

•	Our results in the three months ended February 29, 2020 reflect record performance in investment banking and strong results in equities and fixed income.
Business Results

•
Our net revenues for the three months ended February 29, 2020 increased 70.7% as compared to the prior year quarter. These results reflect record performance in mergers, acquisitions and advisory, solid results in equity underwriting and better performance in debt underwriting. Our equities and fixed income results were also strong.

•
Our investment banking results were a quarterly record during the three months ended February 29, 2020, reflecting record performance in mergers, acquisitions and advisory, solid results in equity underwriting and better performance in debt underwriting, with broad contribution from our sector teams and regional presence. Our advisory revenues were a record $343.2 million, an increase of 90.1%, or $162.7 million, compared to the prior year quarter, while our underwriting revenues for the quarter were $248.8 million, up $143.7 million, or 136.7%.

•
Investment banking revenues also include net revenues of $10.4 million in the current quarter from our share of the net results of the Jefferies Finance LLC (“Jefferies Finance”) joint venture, reflecting an increase in loan arrangement volumes during the current year quarter. This compares with a net loss of $1.2 million in the prior year quarter. Other investment banking revenues during the three months ended February 29, 2020 include an investment write-down during the quarter.

•	Our equities net revenues increased 40.7% compared to the prior year quarter, primarily due to record results in our core equities businesses, as we believe we continued to increase our market share.

•
Our fixed income net revenues improved by 26.1% compared to the prior year quarter, primarily due to strong trading volumes and favorable market conditions across most of our core fixed income businesses.

•
Asset management revenues of $21.9 million for the three months ended February 29, 2020, compares with $27.5 million in the prior year quarter, primarily due to lower investment returns in certain of our investments in separately managed accounts and funds, partially offset by higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Net revenues in our other business category in the three months ended February 29, 2020 were $77.5 million, compared with $9.0 million in the prior year quarter. Results in the current year quarter include gains of $61.5 million from hedges we implemented in mid-February. Results in the current year quarter also include net revenues of $21.9 million due to our share of income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with net revenues of $22.6 million in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended February 29, 2020 increased $312.2 million to $935.3 million, compared with $623.1 million for the prior year quarter, primarily due to $263.5 million of increased Compensation and benefits expense tied to our increased revenues.

•
Compensation and benefits expense for the three months ended February 29, 2020 was $635.2 million, an increase of $263.5 million, or 70.9%, from the comparable prior year quarter, consistent with the significant growth in net revenues. Compensation and benefits expense as a percentage of Net revenues was 54.3% for the three months ended February 29, 2020, compared with 54.2% in the prior year quarter.

•	Non-compensation expenses for the three months ended February 29, 2020 increased $48.7 million, or 19.3%, to $300.1 million, compared with $251.4 million for the three months ended February 28, 2019.
Headcount

•
At February 29, 2020, we had 3,822 employees globally, an increase of 209 employees from our headcount of 3,613 at February 28, 2019. Our headcount increased by 136 employees in Asia, primarily as a result of hiring in equities. We also had continued additions in our investment banking and asset management businesses.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended
	February 29, 2020		February 28, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$343,158	29.3	$180,482	26.3	90.1%

Equity underwriting	131,692	11.2	51,337	7.5	156.5%
Debt underwriting	117,152	10.0	53,777	7.8	117.8%
Total underwriting	248,844	21.2	105,114	15.3	136.7%
Other investment banking	(14,529)	(1.2)	(7,642)	(1.1)	90.1%
Total investment banking	577,473	49.3%	277,954	40.5%	107.8%

Equities	245,641	21.0	174,539	25.5	40.7%
Fixed income	248,182	21.2	196,759	28.7	26.1%
Total capital markets	493,823	42.2	371,298	54.2	33.0%

Other	77,533	6.6	8,995	1.3	762.0%

Total Investment Banking and Capital Markets (1) (2)	1,148,829	98.1	658,247	96.0	74.5%

Asset management fees and revenues	11,720	1.0	7,031	1.0	66.7%
Investment return (3) (4)	20,839	1.8	32,050	4.7	(35.0)%
Allocated net interest (3) (5)	(10,692)	(0.9)	(11,610)	(1.7)	(7.9)%
Total Asset Management	21,867	1.9	27,471	4.0	(20.4)%

Net revenues	$1,170,696	100.0%	$685,718	100.0%	70.7%

(1)	Includes net interest revenues of $2.9 million and $4.6 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

(2)
Allocated net interest is not separately disaggregated in presenting our Investment Banking and Capital Markets reportable segment within our Net Revenues by Source. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

(3)
Net revenues attributed to the Investment return in our Asset Management reportable segment have been disaggregated to separately present Investment return and Allocated net interest (see footnote 5 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods, none of which are pertinent to the Investment returns generated by the performance of the portfolio.

(4)	Includes net interest expenses of $6.4 million and $1.2 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended		% Change
	February 29, 2020	February 28, 2019

Advisory	$343,158	$180,482	90.1%

Equity underwriting	131,692	51,337	156.5%
Debt underwriting	117,152	53,777	117.8%
Total underwriting	248,844	105,114	136.7%
Other investment banking	(14,529)	(7,642)	90.1%
Total investment banking	$577,473	$277,954	107.8%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Advisory transactions (1)	66	44	$57.7	$52.2
Public and private debt financings	152	114	69.6	27.3
Public and private equity and convertible offerings (2)	56	21	11.8	3.0

(1)	The number of advisory deals completed includes three and four restructuring and recapitalization transactions during the three months ended February 29, 2020 and February 28, 2019, respectively.

(2)	We acted as sole or joint bookrunner on 56 and 21 offerings during the three months ended February 29, 2020 and February 28, 2019, respectively.
Three Months Ended February 29, 2020

•
Investment banking revenues for the three months ended February 29, 2020 were the highest quarterly revenues in the history of our firm. Revenues were $577.5 million for the three months ended February 29, 2020, more than double the prior year quarter, due to record advisory revenues, our second best quarter ever in equity underwritings and improved results in debt underwritings compared with the prior year quarter’s results that were impacted by a significant slowdown in industry-wide leveraged finance issuance activity.

•
Our advisory revenues were $343.2 million, up $162.7 million, or 90.1% higher than the prior year quarter, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the quarter were $248.8 million, an increase of $143.7 million, or 136.7%, from the same quarter last year, due to near record results in equity underwriting and better performance in debt underwriting, with broad contribution from our sector teams and regional presence. From equity and debt capital raising activities, we generated $131.7 million and $117.2 million in revenues, respectively, for the three months ended February 29, 2020, compared with $51.3 million and $53.8 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $14.5 million for the three months ended February 29, 2020, compared with a loss of $7.6 million for the three months ended February 28, 2019. Other investment banking revenues during the three months ended February 29, 2020 include net revenues of $10.4 million from our share of the net results of the Jefferies Finance joint venture, reflecting an increase in loan arrangement volumes during the current year quarter, offset by the write-down of a private equity investment. This compares with a net loss of $1.2 million in the prior year quarter from our share of the net results of the Jefferies Finance joint venture. The results in both quarters also included the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Equities Net Revenues
Equities is comprised of net revenues from:

•	services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	advisory services offered to clients;

•	financing, securities lending, outsourced trading and other prime brokerage services offered to clients; and

•	wealth management services, which includes providing clients access to all of our institutional execution capabilities.
Three Months Ended February 29, 2020

•
Total equities net revenues were $245.6 million for the three months ended February 29, 2020, an increase of 40.7%, compared with $174.5 million for the prior year quarter, primarily due to record results in our core equities businesses, as we believe we continued to increase our market share. Last year’s first quarter was impacted by a reduction in volatility from the previous period that lowered customer trading volumes and associated Commissions revenues.

•
Equities posted record results for the three months ended February 29, 2020 for our overall core global business. Our results include records in each of our U.S., European, and Asian equities businesses as well as across our global cash, global electronic trading, global convertibles, and outsourced trading businesses.

•
Results in our global cash equities businesses were driven by increased commissions and trading revenue in the U.S., higher market share and trading volumes in Europe, and record results in Asia as a result of our expansion in the region and strong client activity. Our global electronic trading business experienced continued growth in market share and increased trading volumes, which led to record quarterly results in Europe and Asia. Our global convertibles business also had record quarterly results as the business continues to benefit from our expansion in London, as well as improved trading conditions globally.

•
The increase in our core global equities capital markets net revenues was partially offset by a decrease in net revenues in our prime services business caused by the cost of hedges we purchased to protect against concentrated positions held by certain prime brokerage clients.

Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and

•	interest rate derivatives and credit derivatives.
Three Months Ended February 29, 2020

•
Fixed income net revenues totaled $248.2 million for the three months ended February 29, 2020, an increase of $51.4 million from net revenues of $196.8 million for the three months ended February 28, 2019, with more active markets throughout most of the current quarter and improved market conditions. The following highlights the main components of the results:

◦	Revenues for the three months ended February 29, 2020 improved in our U.S. rates business, as there were more opportunities in the U.S. treasuries trading market in the current year quarter.

◦
Our global emerging markets business delivered higher net revenues in the current year quarter as compared with the prior year quarter, primarily due to more favorable market conditions which drove strong investor demand and an increase in new issuance in certain countries.

◦	The current year quarter also included higher revenues in our municipal securities business, which benefited from an increase in primary issuance.

◦
Similarly, our Europe and Asia credit businesses were well positioned in the current global economic environment and benefited from increased client activity and trading opportunities throughout most of the current year quarter as compared with the prior year quarter.

◦
The current year quarter also included higher revenues from our structured notes business due to higher secondary trading volumes as the business continued to benefit from a more established trading desk.

◦
Revenues in our leveraged credit business were lower due to limited trading opportunities during the current year quarter, while the prior year quarter benefited from more active secondary trading of par loans and bonds.

Other
Other is comprised of revenues from:

•	Berkadia and other investments (other than Jefferies Finance);

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	principal investments in private equity and hedge funds managed by third parties or related parties and are not part of our Leucadia Asset Management platform; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).
Three Months Ended February 29, 2020

•
Net revenues from our other business category totaled $77.5 million for the three months ended February 29, 2020, an increase of $68.5 million compared with net revenues of $9.0 million for the three months ended February 28, 2019.

•	Results in the current year quarter include gains of $61.5 million from hedges we implemented in mid-February to offset a potential severe drop in equity markets.

•
Results in the current year quarter also include net revenues of $21.9 million due to our share of income from Berkadia compared with $22.6 million in the prior year quarter. The results in the current year quarter also includes net mark-to-market increases related to other investments compared with mark-to-market decreases in the prior year quarter.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us;

•	revenue from strategic partners pursuant to agreements which entitle us to portions of our partner’ revenues and/or profits; and

•	investment income from our investments managed by our asset management business and other strategic partners.
The key components of asset management revenues are the level of assets under management and the performance return, whether on an absolute basis or relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees are generally recognized once a year, typically in December, at the end of the relevant performance period, to the extent that the benchmark return has been met.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended		% Change
	February 29, 2020	February 28, 2019
Asset management fees:
Equities	$2,874	$2,544	13.0%
Multi-asset	1,530	4,125	(62.9)%
Total asset management fees	4,404	6,669	(34.0)%
Revenue from arrangements with strategic partners (1)	7,316	362	1,921.0%
Total asset management fees and revenues	11,720	7,031	66.7%
Investment return	20,839	32,050	(35.0)%
Allocated net interest	(10,692)	(11,610)	(7.9)%
Total Asset Management	$21,867	$27,471	(20.4)%

(1)	These amounts include our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.
Three Months Ended February 29, 2020

•
Asset management net revenues in the three months ended February 29, 2020 were $21.9 million, compared with $27.5 million in the prior year quarter. The decrease was primarily due to lower investment returns in certain of our investments in separately managed accounts and funds, partially offset by higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Assets under management by predominant asset class were as follows (in millions):

	February 29, 2020	November 30, 2019
Assets under management (1):
Equities	$518	$110
Multi-asset	406	730
Total	$924	$840

(1)
Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amounts at February 29, 2020 and November 30, 2019 also include $147 million and $150 million, respectively, of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments or Jefferies.

Change in assets under management were as follows (in millions):

	Three Months Ended
	February 29, 2020	February 28, 2019
Asset under management:
Balance, beginning of period	$840	$1,463
Net cash flow in (out)	139	(373)
Net market appreciation (depreciation)	(55)	20
Balance, end of period	$924	$1,110
The change in assets under management during the three months ended February 29, 2020 is primarily due to new subscriptions and investments from third-parties, partially offset by market depreciation. The change in assets under management during the three months ended February 28, 2019 is primarily due to redemptions from certain funds and separately managed accounts.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.
Asset Management Investments
Our asset management business invests directly in hedge funds and separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	February 29, 2020	November 30, 2019
Jefferies Group LLC; as manager:
Fund investments (1)	$22,298	$22,695
Separately managed accounts (2)	345,020	344,549
Total	$367,318	$367,244

Jefferies Financial Group Inc.; as manager:
Fund investments	$221,860	$218,109
Separately managed accounts (2)	21,623	43,153
Total	$243,483	$261,262

Third-party as asset manager:
Fund investments	$607,942	$289,930
Separately managed accounts (2)	213,178	266,484
Total	$821,120	$556,414

Total asset management investments (3)	$1,431,921	$1,184,920

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 29, 2020 and November 30, 2019, $22.1 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)
Of the $1,431.9 million total invested in the funds at February 29, 2020, $1,135.9 million was sourced from the proceeds of long-term and permanent capital. At February 29, 2020 and November 30, 2019, we have borrowed $296.0 million and $135.0 million, respectively, under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by Jefferies Financial Group Inc. (“Jefferies”), with a carrying value of $221.9 million and $218.1 million at February 29, 2020 and November 30, 2019, respectively.

Our asset management investments generated an investment return of $20.8 million and $32.1 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended		% Change
	February 29, 2020	February 28, 2019
Compensation and benefits	$635,230	$371,685	70.9%
Non-compensation expenses:
Floor brokerage and clearing fees	60,580	51,977	16.6%
Technology and communications	89,184	79,170	12.6%
Occupancy and equipment rental	27,503	28,539	(3.6)%
Business development	29,957	30,555	(2.0)%
Professional services	44,665	36,927	21.0%
Underwriting costs	17,529	8,575	104.4%
Other	30,670	15,705	95.3%
Total non-compensation expenses	300,088	251,448	19.3%
Total non-interest expenses	$935,318	$623,133	50.1%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

•
Compensation and benefits expense was $635.2 million for the three months ended February 29, 2020, compared with $371.7 million for the three months ended February 28, 2019, increasing in line with our increase in net revenues. A significant portion of our compensation expense remains highly variable.

•	Compensation and benefits expense as a percentage of Net revenues was 54.3% for the three months ended February 29, 2020, compared with 54.2% for the three months ended February 28, 2019.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $83.8 million for the three months ended February 29, 2020, compared with $72.7 million for the three months ended February 28, 2019, reflecting our step-up in hiring in recent periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Employee headcount was 3,822 at February 29, 2020 and 3,613 at February 28, 2019. Since February 28, 2019, our headcount increased by 136 employees in Asia, primarily as a result of hiring in equities. We also had continued additions in our investment banking and asset management businesses.

•	Refer to Note 15, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses
Three Months Ended February 29, 2020

•
Non-compensation expenses were $300.1 million for the three months ended February 29, 2020, an increase of $48.7 million, or 19.3%, compared with $251.4 million in the three months ended February 28, 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses, as well as growth in certain asset management funds and resultant trading activity. The increase was also due to higher Technology and communication expenses primarily related to the costs associated with the development of various trading systems, the expansion of certain businesses and increased market data and connectivity usage. The increase also included higher Professional services expenses primarily due to an increase in consulting fees, higher Underwriting costs primarily due to an increase in investment banking engagements and an increase in certain Other expenses, including our donation made to various charities in support of the Australian wildfire relief effort.

•
Non-compensation expenses as a percentage of Net revenues was 25.6% and 36.7% for the three months ended February 29, 2020 and February 28, 2019, respectively, demonstrating the operating leverage inherent in our business.

Income Taxes

•
For the three months ended February 29, 2020, the provision for income taxes was $64.0 million, equating to an effective tax rate of 27.2%. For the three months ended February 28, 2019, the provision for income taxes was $16.2 million, equating to an effective tax rate of 25.9%.

•	The increase in the effective tax rate for the three months ended February 29, 2020, as compared to the prior year quarter, is primarily due to revaluing our U.K. deferred tax asset.

•	Refer to Note 16, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.

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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
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
Goodwill
At February 29, 2020, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,642.9 million (3.6% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2019.

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
The carrying values of goodwill by reporting unit at February 29, 2020 are as follows: $563.8 million in Investment Banking, $160.1 million in Equities and Wealth Management, $915.6 million in Fixed Income and $3.4 million in Asset Management.
The results of our assessment on August 1, 2019 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections and the fair values of our Investment Banking and Equities and Wealth Management reporting units exceeded their carrying values by 20% or higher. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes, capital market transaction levels and the expected growth prospects for certain business lines. At this time, the impact of COVID-19 on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating our goodwill for potential impairment going forward. At February 29, 2020, our Fixed Income reporting unit is the most sensitive to the forecast assumptions used in our market approach valuation. Reductions in trading volumes and/or declines from our expected level of performance in certain product areas assumed in our forecasts and which are affected by our economic outlook could cause a decline in the estimated fair value of our Fixed Income reporting units and a resulting impairment of a portion of our goodwill.
Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Liquidity, Financial Condition and Capital Resources
Our Interim Chief Financial Officer and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.
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
Since February 29, 2020, the capital markets have experienced a higher level of stress due to the global COVID-19 affliction. Higher volumes and price volatility have led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. These higher cash requirements have all been within the assumptions of our liquidity models and have been met readily. Our secured funding model is operating efficiently. Some counterparties have exited secured funding trades and have been replaced with new counterparties or with excess capacity from existing lenders. The weighted average maturity of our secured funding is broadly unchanged from February 29, 2020. Our U.S. broker-dealer, Jefferies LLC, as a primary dealer, has access to the Federal Reserve’s Primary Dealer Credit Facility (“PDCF”). Since February 29, 2020, Jefferies LLC has accessed the PDCF for an immaterial borrowing solely to test the operational infrastructure of the facility, which worked as expected.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	February 29, 2020	November 30, 2019	% Change
Total assets	$46,202.6	$43,516.1	6.2%
Cash and cash equivalents	4,900.8	5,567.9	(12.0)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	742.1	796.8	(6.9)%
Financial instruments owned	17,897.4	16,363.4	9.4%
Financial instruments sold, not yet purchased	9,877.2	10,532.5	(6.2)%
Total Level 3 assets	345.7	332.2	4.1%

Securities borrowed	$6,708.8	$7,624.6	(12.0)%
Securities purchased under agreements to resell	4,907.0	4,299.6	14.1%
Total securities borrowed and securities purchased under agreements to resell	$11,615.8	$11,924.2	(2.6)%

Securities loaned	$1,891.9	$1,525.1	24.1%
Securities sold under agreements to repurchase	8,406.0	7,504.7	12.0%
Total securities loaned and securities sold under agreements to repurchase	$10,297.9	$9,029.8	14.0%
Total assets at February 29, 2020 and November 30, 2019 were $46.2 billion and $43.5 billion, respectively, an increase of 6.2%. During the three months ended February 29, 2020, average total assets were approximately 19.8% higher than total assets at February 29, 2020. Since February 29, 2020, our average balance sheet has been at levels close to the average for the three months ended February 29, 2020.
Our total Financial instruments owned inventory was $17.9 billion at February 29, 2020 and $16.4 billion at November 30, 2019, respectively. During the three months ended February 29, 2020, our total Financial instruments owned inventory increased primarily due to an increase in corporate equity securities, corporate debt securities, investments at fair value, loans and other receivables and derivative contracts, partially offset by decreases in government and federal agency obligations. Financial instruments sold, not yet purchased inventory was $9.9 billion at February 29, 2020, a decrease of 6.2% from $10.5 billion at November 30, 2019, with the decrease primarily driven by decreases in corporate equity securities, sovereign obligations and government and federal agency obligations, partially offset by increases in corporate debt securities, loans sold at fair value and derivative contracts. Our overall net inventory position was $8.0 billion and $5.8 billion at February 29, 2020 and November 30, 2019, respectively, with the increases primarily in corporate equities, sovereign obligations, investments at fair value as a result of an increase in customer demand and our investments in certain separately managed accounts and funds, partially offset by decreases in government and federal agency obligations. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 1.9% at both February 29, 2020 and November 30, 2019.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 2.6% from November 30, 2019 to February 29, 2020, due to decreases in firm financing of our inventory, partially offset by a decrease in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 14.0% from November 30, 2019 to February 29, 2020, primarily due to a decrease in the netting benefit for our collateralized financing transactions. Our average month end balance of total reverse repos and stock borrows during the three months ended February 29, 2020 were 56.0% higher, than the February 29, 2020 balance. Our average month end balance of total repos and stock loans during the three months ended February 29, 2020 were 66.2% higher, than the February 29, 2020 balance.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 29, 2020	Year Ended November 30, 2019
Securities Purchased Under Agreements to Resell:
Period end	$4,907	$4,300
Month end average	9,541	7,762
Maximum month end	12,061	11,589
Securities Sold Under Agreements to Repurchase:
Period end	$8,406	$7,505
Month end average	15,148	14,686
Maximum month end	18,979	19,654
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		February 29, 2020	November 30, 2019
Total assets		$46,202,597	$43,516,115

Total equity		$6,332,449	$6,129,747

Total Jefferies Group LLC member’s equity		$6,313,098	$6,125,472
Deduct:	Goodwill and intangible assets	(1,810,270)	(1,814,141)
Tangible Jefferies Group LLC member’s equity		$4,502,828	$4,311,331

Leverage ratio (1)		7.3	7.1
Tangible gross leverage ratio (2)		9.9	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.7 billion at February 29, 2020 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the Maximum Liquidity Outflow scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 29, 2020, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow. We regularly refine our model to reflect changes in market or economic conditions and our business mix. Since February 29, 2020, there was an increase in margin requirements associated with market activity, which was in line with our market-wide stress Maximum Liquidity Outflow scenarios and we continue to have sufficient excess liquidity to meet all contingent cash outflows detailed in the Maximum Liquidity Outflow.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 29, 2020	Average Balance Quarter ended February 29, 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,380,410	$2,309,925	$983,816
Money market investments (2)	3,520,382	2,364,585	4,584,087
Total cash and cash equivalents	4,900,792	4,674,510	5,567,903
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	638,442	788,292	972,624
Other (4)	831,700	721,180	377,296
Total other sources	1,470,142	1,509,472	1,349,920
Total cash and cash equivalents and other liquidity sources	$6,370,934	$6,183,982	$6,917,823
Total cash and cash equivalents and other liquidity sources as % of Total assets	13.8%		15.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	14.4%		16.6%

(1)	Average balances are calculated based on weekly balances.

(2)
At February 29, 2020 and November 30, 2019, $3,423.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $97.4 million and $87.4 million at February 29, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended February 29, 2020 was $2,035.4 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 29, 2020, we had the ability to readily obtain repurchase financing for 70.9% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. Since February 29, 2020, the overall liquidity of our inventory, where we have the ability to readily obtain financing at 10% or better, is higher than at February 29, 2020. Our total long-term capital, since February 29, 2020 continues to exceed our cash capital requirements. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the market place for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 29, 2020 and November 30, 2019 (in thousands):

	February 29, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$3,451,826	$301,520	$2,403,589	$256,624
Corporate debt securities	2,071,179	47,331	1,893,605	29,412
U.S. government, agency and municipal securities	2,335,187	137,400	2,894,264	151,414
Other sovereign obligations	2,751,554	1,075,977	2,633,636	969,800
Agency mortgage-backed securities (1)	1,581,852	—	1,757,077	—
Loans and other receivables	497,702	—	655,120	—
Total	$12,689,300	$1,562,228	$12,237,291	$1,407,250

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
Average liquid financial instruments were $15.6 billion for the three months ended February 29, 2020, and $15.2 billion and $16.3 billion for the three and twelve months ended November 30, 2019, respectively. Average unencumbered liquid financial instruments were $1.5 billion for the three months ended February 29, 2020, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2019, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 66.5% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately four months at February 29, 2020. The weighted average maturity of our secured funding and percentage of our exchange eligible repo is broadly unchanged from February 29, 2020.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 29, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, and equity-linked notes totaled $623.2 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $489.4 million for the three months ended February 29, 2020.
Our short-term borrowings include the following facilities:

•
Credit Facility. One of our subsidiaries has a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At February 29, 2020, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At February 29, 2020, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 29, 2020, the outstanding notes were $2.2 billion, bear interest at a spread over LIBOR and mature from March 2020 to July 2021.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Long-Term Capital
At February 29, 2020 and November 30, 2019, we had total long-term capital of $12.7 billion and $12.3 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.01:1 and 1.01:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 29, 2020 and November 30, 2019 was as follows (in thousands):

	February 29, 2020	November 30, 2019
Long-Term Debt (1)	$6,373,057	$6,213,648
Total Equity	6,332,449	6,129,747
Total Long-Term Capital	$12,705,506	$12,343,395

(1)
Long-term debt at February 29, 2020 excludes $551.3 million of our 2.375% Euro Medium Term Notes, as these notes mature on May 20, 2020, $189.2 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2019 excludes $550.6 million of our 2.375% Euro Medium Term Notes, as these notes mature on May 20, 2020, $189.1 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan.

Long-Term Debt
During the three months ended February 29, 2020, long-term debt increased $160.3 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $136.2 million, net of retirements. At February 29, 2020, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at February 29, 2020 was $1,354.7 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At February 29, 2020, borrowings under the Revolving Credit Facility amounted to $189.2 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at February 29, 2020, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 29, 2020, we were in compliance with all covenants under the Loan and Security Agreement.
At February 29, 2020, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 9.2 years.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our long-term debt ratings at February 29, 2020 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa3	Stable
Standard and Poor’s (1)	BBB	Stable
Fitch Ratings	BBB	Stable

(1)	On November 25, 2019, Standard and Poor’s (“S&P”) upgraded our long-term debt rating from BBB- to BBB and revised our rating outlook from positive to stable.
At February 29, 2020, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 29, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $132.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of Maximum Liquidity Outflow, as described above. Since February 29, 2020, the amount of additional collateral required in the event of a downgrade slightly increased. This slight increase was driven by changes in balances and there was no change in terms or requirements from counterparties or exchanges.
Equity Capital
As compared to November 30, 2019, the increase to total Jefferies Group LLC member’s equity at February 29, 2020 is primarily attributed to net earnings and changes in instruments specific credit risk, partially offset by foreign currency translation adjustments during the three months ended February 29, 2020. During the three months ended February 29, 2020, we recognized losses due to foreign currency translation adjustments of $9.0 million, the majority of which is due to our £798.7 million investment in our London subsidiaries at February 29, 2020. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During the three months ended February 29, 2020, we paid distributions of $12.6 million to Jefferies, based on our results for the three months ended November 30, 2019. Our distribution to Jefferies based on results for the three months ended February 29, 2020 was deferred to maximize our liquidity and capital.
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
At February 29, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,302,711	$1,204,059
At April 7, 2020, Jefferies LLC remained in compliance with the SEC’s net capital rule requirements with net capital significantly in excess of the related early warning levels.
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 29, 2020, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 16, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information for further information.
For information on our commitments and guarantees, see Note 17, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The table below provides information about our contractual obligations at February 29, 2020. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$551.3	$770.4	$616.5	$565.9	$4,420.3	$6,924.4
Revolving credit facility (1)	—	189.2	—	—	—	189.2
Secured bank loan (1)	—	50.0	—	—	—	50.0
Interest payment obligations on long-term debt (2)	305.3	271.9	462.3	416.1	1,557.1	3,012.7
Total	$856.6	$1,281.5	$1,078.8	$982.0	$5,977.4	$10,176.3

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at February 29, 2020.

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
Governance and Risk Management Structure and Risk Policy Framework
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2019.
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
Our average daily VaR decreased to $7.39 million for the three months ended February 29, 2020 from $7.71 million for the three months ended November 30, 2019. The decrease was primarily due to an increase in the diversification benefit due to a reduction in the correlation of portfolio holdings.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at February 29, 2020				VaR at November 30, 2019
		Daily VaR for the Three Months Ended February 29, 2020				Daily VaR for the Three Months Ended November 30, 2019
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$5.91	$4.81	$7.01	$3.93	$4.81	$4.76	$5.85	$3.76
Equity Prices	6.13	6.79	8.54	4.34	5.07	6.71	10.33	4.86
Currency Rates	0.39	0.29	0.69	0.13	0.32	0.29	0.48	0.15
Commodity Prices	0.66	0.84	1.30	0.49	0.64	0.96	2.43	0.64
Diversification Effect (2)	(6.44)	(5.34)	N/A	N/A	(6.14)	(5.01)	N/A	N/A
Firmwide	$6.65	$7.39	$10.51	$5.02	$4.70	$7.71	$12.17	$4.70

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 29, 2020, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.
Since February 29, 2020, the rapid spread of the global COVID-19 outbreak has resulted in extreme market volatility across asset classes. Recent market data has started to feed into our current VaR model, which uses a one year look-back period, causing our VaR levels to increase for the same position size as compared to the three months ended February 29, 2020 period of lower volatility. Looking forward, we expect that our VaR will continue to increase significantly due to this market volatility. In addition, this market volatility may generate an increase in the number of days when the net trading loss exceeds the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters with the increase in the beginning of the three months ended August 31, 2019 due to an equity block position.
Daily Net Trading Revenue
There were four days with trading losses out of a total of 61 trading days in the three months ended February 29, 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 29, 2020 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 29, 2020 (in thousands):

10% Sensitivity
Investment in funds (1)	$89,014
Private investments	25,070
Corporate debt securities in default	10,820
Trade claims	2,863

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.7 million at February 29, 2020, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 20, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Current counterparty credit exposures at February 29, 2020 and November 30, 2019 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
AAA Range	$—	$—	$0.7	$1.5	$—	$—	$0.7	$1.5	$3,520.4	$4,584.1	$3,521.1	$4,585.6
AA Range	45.4	45.2	83.7	43.0	0.8	3.7	129.9	91.9	5.0	5.3	134.9	97.2
A Range	0.1	1.1	568.3	531.9	185.0	152.4	753.4	685.4	1,372.9	976.3	2,126.3	1,661.7
BBB Range	250.2	250.2	125.1	140.9	19.1	48.3	394.4	439.4	1.8	1.6	396.2	441.0
BB or Lower	15.0	15.0	21.3	6.6	231.0	154.1	267.3	175.7	0.1	—	267.4	175.7
Unrated	90.9	94.2	—	—	13.1	6.8	104.0	101.0	0.6	0.6	104.6	101.6
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$50.6	$50.5	$0.7	$0.3	$66.3	$65.8	$142.9	$100.4	$209.2	$166.2
Europe	0.1	—	379.1	324.1	72.0	101.1	451.2	425.2	170.0	74.1	621.2	499.3
North America	386.5	390.7	369.4	349.3	376.3	263.9	1,132.2	1,003.9	4,587.9	5,393.4	5,720.1	6,397.3
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019	February 29, 2020	November 30, 2019
Asset Managers	$0.1	$—	$1.5	$1.7	$0.4	$—	$2.0	$1.7	$3,520.4	$4,584.1	$3,522.4	$4,585.8
Banks, Broker-dealers	250.4	250.7	589.9	526.7	215.0	206.8	1,055.3	984.2	1,380.4	983.8	2,435.7	1,968.0
Corporates	81.6	81.3	—	—	212.4	154.4	294.0	235.7	—	—	294.0	235.7
Other	69.5	73.7	207.7	195.5	21.2	4.1	298.4	273.3	—	—	298.4	273.3
Total	$401.6	$405.7	$799.1	$723.9	$449.0	$365.3	$1,649.7	$1,494.9	$4,900.8	$5,567.9	$6,550.5	$7,062.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at February 29, 2020 and November 30, 2019 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 29, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$703.8	$(388.6)	$(60.9)	$0.1	$76.8	$25.3	$146.8	$356.5	$503.3
Italy	1,281.6	(840.5)	(52.8)	—	—	0.4	—	388.7	388.7
Japan	358.4	(275.1)	138.4	—	22.9	—	16.0	244.6	260.6
Australia	33.8	(29.0)	194.3	—	9.2	0.6	11.6	208.9	220.5
Netherlands	371.2	(207.0)	2.4	—	34.2	0.4	—	201.2	201.2
Canada	516.2	(463.9)	(13.1)	—	7.4	109.5	1.6	156.1	157.7
Hong Kong	53.6	(12.2)	—	—	1.4	—	84.6	42.8	127.4
Belgium	246.8	(138.5)	3.2	—	0.2	—	—	111.7	111.7
China	463.3	(339.2)	(22.5)	—	—	—	—	101.6	101.6
Spain	292.5	(201.2)	0.6	—	3.1	—	—	95.0	95.0
Total	$4,321.2	$(2,895.2)	$189.6	$0.1	$155.2	$136.2	$260.6	$1,907.1	$2,167.7

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
In light of the external COVID-19 threat, senior management is continuously monitoring the situation and providing frequent communications to both external clients and our employee partners. We have adopted enhanced cleaning practices across our offices, taken measures to restrict non-essential business travel and have practices in place to quarantine employees who may have been exposed to COVID-19, or show any relevant symptoms. We employ a thorough Business Continuity Planning process which allows for employees to work remotely as required ensuring continuity of operations in all circumstances and have largely moved to a remote working environment without any significant disruptions to our business or control processes. Additionally, we have reached out to all our critical vendors regarding their own pandemic preparedness plans to ensure there is no impact to our business operations.
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

Item 4. Controls and Procedures.
Our Management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
No change in our internal control over financial reporting occurred during the quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 filed with the SEC on January 29, 2020. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. In addition, the following risk factors have occurred since previously reporting our risk factors in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.
The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ operations, which could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•	Employees contracting COVID-19

•	Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations

•	Unavailability of key personnel necessary to conduct our business activities

•	Unprecedented volatility in global financial markets

•	Reductions in revenue across our operating businesses

•	Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas

•	Closure of our offices or the offices of our clients

•	De-globalization
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service.
The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Abrupt changes in market and general economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability and cause volatility in our results of operations.
Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of general economic conditions and financial market activity.
Our investment banking revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our investment banking revenues. Reduced expectations of U.S. economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.
A sustained and continuing market downturn could lead to or exacerbate declines in the number of security transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.
Revenues from our asset management businesses have been and may continue to be negatively impacted by decreased securities prices, as well as widely fluctuating securities prices. Because our asset management businesses hold long and short positions in equity and debt securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from asset management.
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of February 29, 2020 and November 30, 2019; (ii) the Consolidated Statements of Earnings for the three months ended February 29, 2020 and February 28, 2019; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2020 and February 28, 2019; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 29, 2020 and February 28, 2019; (v) the Consolidated Statements of Cash Flows for the three months ended February 29, 2020 and February 28, 2019 and (vi) the Notes to Consolidated Financial Statements.

104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 8, 2020	By:	/s/ Teresa S. Gendron
Teresa S. Gendron Interim Chief Financial Officer (duly authorized officer)