Form 10-Q
period 2020-05-31
Jefferies Group LLC
filed 2020-07-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2020	November 30, 2019
ASSETS
Cash and cash equivalents ($616 and $1,154 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	$5,251,869	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	668,925	796,797
Financial instruments owned, at fair value (including securities pledged of $12,843,162 and $12,058,522 at May 31, 2020 and November 30, 2019, respectively; and $3,443 and $339 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	18,124,883	16,363,374
Loans to and investments in related parties	909,781	944,509
Securities borrowed	6,457,035	7,624,642
Securities purchased under agreements to resell (includes $0 and $25,000 at fair value at May 31, 2020 and November 30, 2019, respectively)	4,284,062	4,299,598
Securities received as collateral, at fair value	9,909	9,500
Receivables:
Brokers, dealers and clearing organizations ($17,783 and $0 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	4,205,256	3,007,949
Customers	1,077,355	1,490,876
Fees, interest and other	334,897	323,067
Premises and equipment	862,060	350,433
Goodwill	1,637,111	1,643,599
Other assets ($163 and $0 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	1,261,274	1,093,868
Total assets	$45,084,417	$43,516,115
LIABILITIES AND EQUITY
Short-term borrowings (includes $15,671 and $20,981 at fair value at May 31, 2020 and November 30, 2019, respectively)	$656,855	$548,490
Financial instruments sold, not yet purchased, at fair value ($5,296 and $0 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	9,645,826	10,532,460
Collateralized financings:
Securities loaned	1,941,468	1,525,140
Securities sold under agreements to repurchase	8,631,143	7,504,670
Other secured financings (includes $2,096,732 and $2,465,800 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	2,098,134	2,467,819
Obligation to return securities received as collateral, at fair value	9,909	9,500
Payables:
Brokers, dealers and clearing organizations	3,006,522	2,555,178
Customers	3,655,467	3,808,609
Lease liabilities	571,282	—
Accrued expenses and other liabilities (includes $898 and $1,546 at May 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	1,760,781	1,431,144
Long-term debt (includes $1,245,486 and $1,215,285 at fair value at May 31, 2020 and November 30, 2019, respectively)	6,677,252	7,003,358
Total liabilities	38,654,639	37,386,368
EQUITY
Member’s paid-in capital	6,481,740	6,329,677
Accumulated other comprehensive income (loss):
Currency translation adjustments	(216,993)	(179,378)
Changes in instrument specific credit risk	152,845	(18,889)
Additional minimum pension liability	(5,986)	(6,079)
Available-for-sale securities	574	141
Total accumulated other comprehensive loss	(69,560)	(204,205)
Total Jefferies Group LLC member’s equity	6,412,180	6,125,472
Noncontrolling interests	17,598	4,275
Total equity	6,429,778	6,129,747
Total liabilities and equity	$45,084,417	$43,516,115
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues:
Commissions and other fees	$243,267	$167,698	$422,802	$322,840
Principal transactions	467,283	248,831	839,185	483,129
Investment banking	387,491	430,087	979,493	715,683
Asset management and revenues	4,576	5,099	16,296	12,130
Interest	211,941	418,451	506,609	779,426
Other	(47,275)	44,327	(17,546)	56,157
Total revenues	1,267,283	1,314,493	2,746,839	2,369,365
Interest expense	232,916	412,642	541,776	781,796
Net revenues	1,034,367	901,851	2,205,063	1,587,569
Non-interest expenses:
Compensation and benefits	571,547	477,885	1,206,777	849,570
Non-compensation expenses:
Floor brokerage and clearing fees	77,619	62,474	138,199	114,451
Technology and communications	95,594	81,645	184,778	160,815
Occupancy and equipment rental	24,395	29,748	51,898	58,287
Business development	8,359	36,349	38,316	66,904
Professional services	41,994	38,066	86,659	74,993
Underwriting costs	12,485	12,823	30,014	21,398
Other	29,506	7,723	60,176	23,428
Total non-compensation expenses	289,952	268,828	590,040	520,276
Total non-interest expenses	861,499	746,713	1,796,817	1,369,846
Earnings before income taxes	172,868	155,138	408,246	217,723
Income tax expense	43,972	45,319	107,985	61,539
Net earnings	128,896	109,819	300,261	156,184
Net earnings (loss) attributable to noncontrolling interests	(1,842)	(101)	(3,866)	283
Net earnings attributable to Jefferies Group LLC	$130,738	$109,920	$304,127	$155,901
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net earnings	$128,896	$109,819	$300,261	$156,184
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(28,526)	(36,245)	(37,522)	(6,185)
Changes in instrument specific credit risk (2)	148,738	2,815	171,734	20,644
Cash flow hedges (3)	—	(219)	—	(470)
Unrealized gain on available-for-sale securities (4)	196	233	433	379
Total other comprehensive income (loss), net of tax (5)	120,408	(33,416)	134,645	14,368
Comprehensive income	249,304	76,403	434,906	170,552
Net earnings (loss) attributable to noncontrolling interests	(1,842)	(101)	(3,866)	283
Comprehensive income attributable to Jefferies Group LLC	$251,146	$76,504	$438,772	$170,269

(1)
The amounts include income tax benefits of approximately $8.8 million and $11.9 million during the three and six months ended May 31, 2020, respectively, and income tax benefits of $9.1 million and $1.7 million during the three and six months ended May 31, 2019, respectively.

(2)
The amounts include income tax expenses of approximately $50.7 million and $58.6 million during the three and six months ended May 31, 2020, respectively, and income tax expense of approximately $1.0 million and $7.0 million for the three and six months ended May 31, 2019. The amounts during the three and six months ended May 31, 2020 includes losses of $1.7 million and $2.0 million, respectively, net of income tax benefits of $0.4 million and $0.5 million, respectively, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues in our Consolidated Statements of Earnings. The amounts during the three and six months ended May 31, 2019 include gains of $0.2 million and $0.5 million, respectively, net of taxes of $0.1 million and $0.2 million, respectively, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.

(3)
The amount during the three and six months ended May 31, 2019 includes income tax benefits of $0.1 million and $0.2 million, respectively. The cash flow hedge losses of $0.2 million and $0.5 million, respectively, were reclassified to Other revenues within the Consolidated Statement of Earnings due to the sale of all of our common shares of Epic Gas Ltd. (“Epic Gas”). Refer to Note 9, Investments for further information.

(4)
The amounts include income tax expenses of $0.1 million and $0.2 million during the three and six months ended May 31, 2020, respectively, and income tax expenses of $0.1 million and $0.2 million during the three and six months ended May 31, 2019, respectively.

(5)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Member’s paid-in capital:
Balance, beginning of period	$6,503,066	$6,299,653	$6,329,677	$6,376,662
Net earnings attributable to Jefferies Group LLC	130,738	109,920	304,127	155,901
Distributions to Jefferies Financial Group Inc.	(152,064)	(54,960)	(152,064)	(177,950)
Balance, end of period	$6,481,740	$6,354,613	$6,481,740	$6,354,613
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(189,968)	$(148,385)	$(204,205)	$(196,169)
Currency translation adjustments and other	(28,526)	(36,245)	(37,522)	(6,185)
Changes in instrument specific credit risk	148,738	2,815	171,734	20,644
Cash flow hedges	—	(219)	—	(470)
Unrealized gain on available-for-sale securities	196	233	433	379
Balance, end of period	$(69,560)	$(181,801)	$(69,560)	$(181,801)
Total Jefferies Group LLC member’s equity	$6,412,180	$6,172,812	$6,412,180	$6,172,812
Noncontrolling interests:
Balance, beginning of period	$19,351	$5,914	$4,275	$1,911
Net earnings (loss) attributable to noncontrolling interests	(1,842)	(101)	(3,866)	283
Contributions	305	2,000	17,405	6,600
Distributions	(216)	(1,500)	(216)	(2,481)
Balance, end of period	$17,598	$6,313	$17,598	$6,313
Total equity	$6,429,778	$6,179,125	$6,429,778	$6,179,125

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$300,261	$156,184
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	31,056	12,145
Goodwill impairment	3,000	—
(Income) loss on loans to and investments in related parties	26,186	(54,321)
Distributions received on investments in related parties	35,949	94,041
Other adjustments	124,607	79,143
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(61,212)	(3)
Receivables:
Brokers, dealers and clearing organizations	(1,221,248)	(680,585)
Customers	413,489	228,919
Fees, interest and other	(13,663)	(107,883)
Securities borrowed	1,142,449	(1,192,513)
Financial instruments owned	(1,862,147)	279,277
Securities purchased under agreements to resell	(14,988)	(1,253,866)
Other assets	(238,505)	(128,689)
Payables:
Brokers, dealers and clearing organizations	471,213	25,116
Customers	(153,116)	(38,618)
Securities loaned	438,246	500,307
Financial instruments sold, not yet purchased	(809,925)	654,851
Securities sold under agreements to repurchase	1,159,948	233,115
Accrued expenses and other liabilities	294,139	(302,050)
Net cash provided by (used in) operating activities	65,739	(1,495,430)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,334,785)	(18,648)
Capital distributions from investments and repayments of loans from related parties	1,307,239	24,629
Net payments on premises and equipment	(66,953)	(48,655)
Net cash used in investing activities	(94,499)	(42,674)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2020	2019
Cash flows from financing activities:
Proceeds from short-term borrowings	1,226,800	950,000
Payments on short-term borrowings	(1,114,871)	(812,000)
Proceeds from issuance of long-term debt, net of issuance costs	440,951	144,250
Repayment of long-term debt	(647,489)	(58,506)
Distributions to Jefferies Financial Group Inc.	(12,580)	(153,687)
Net proceeds from (payments on) other secured financings	(369,685)	384,953
Net change in bank overdrafts	(3,126)	(14,352)
Proceeds from contributions of noncontrolling interests	17,405	6,600
Payments on distributions to noncontrolling interests	(216)	(2,481)
Net cash provided by (used in) financing activities	(462,811)	444,777
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,547)	(3,892)
Net decrease in cash, cash equivalents and restricted cash	(505,118)	(1,097,219)
Cash, cash equivalents and restricted cash at beginning of period	6,329,712	5,819,027
Cash, cash equivalents and restricted cash at end of period	$5,824,594	$4,721,808

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$543,337	$764,693
Income taxes, net	37,449	40,151
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2020	November 30, 2019
Cash and cash equivalents	$5,251,869	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	572,725	761,809
Total cash, cash equivalents and restricted cash	$5,824,594	$6,329,712
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
During the third quarter of 2019, we reclassified the presentation of certain other fees, primarily related to prime brokerage services offered to clients. These fees were previously presented as Other revenues in our Consolidated Statements of Earnings and are now presented within Commissions and other fees. Previously reported results are presented on a comparable basis. This change had the impact of increasing Commissions and other fees and reducing Other revenues by $7.9 million and $15.7 million for the three and six months ended May 31, 2019, respectively. There is no impact on Total revenues as a result of this change in presentation.
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
During the six months ended May 31, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (the “new lease standard”) on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Refer to Note 3, Accounting Developments, and Note 13, Leases, for further information.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional exceptions for applying U.S. GAAP to  contracts, hedge accounting relationships or other transactions affected by reference rate reform. The optional exceptions can be elected through December 31, 2022. We are currently evaluating the impact of applying the optional exceptions on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $905.5 million and $570.3 million at May 31, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,461,993	$61,387	$76,100	$—	$2,599,480
Corporate debt securities	—	2,979,793	25,178	—	3,004,971
Collateralized debt obligations and collateralized loan obligations	—	68,748	23,139	—	91,887
U.S. government and federal agency securities	1,808,192	72,411	—	—	1,880,603
Municipal securities	—	462,420	—	—	462,420
Sovereign obligations	2,088,074	1,307,336	—	—	3,395,410
Residential mortgage-backed securities	—	1,688,379	22,339	—	1,710,718
Commercial mortgage-backed securities	—	355,161	4,461	—	359,622
Other asset-backed securities	—	292,158	86,062	—	378,220
Loans and other receivables	—	2,546,340	68,429	—	2,614,769
Derivatives	515	2,070,181	43,124	(1,528,340)	585,480
Investments at fair value	—	71,860	63,959	—	135,819
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,358,774	$11,976,174	$412,791	$(1,528,340)	$17,219,399
Securities received as collateral	$9,909	$—	$—	$—	$9,909

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,772,771	$1,283	$4,190	$—	$1,778,244
Corporate debt securities	—	1,491,089	163	—	1,491,252
U.S. government and federal agency securities	2,140,501	—	—	—	2,140,501
Sovereign obligations	1,132,662	878,059	—	—	2,010,721
Commercial mortgage-backed securities	—	—	140	—	140
Loans	—	1,796,591	10,674	—	1,807,265
Derivatives	277	2,012,054	88,255	(1,682,883)	417,703
Total financial instruments sold, not yet purchased	$5,046,211	$6,179,076	$103,422	$(1,682,883)	$9,645,826
Short-term borrowings	$—	$15,671	$—	$—	$15,671
Obligation to return securities received as collateral	$9,909	$—	$—	$—	$9,909
Long-term debt	$—	$748,446	$497,040	$—	$1,245,486

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Equity Warrants: Non-exchange-traded equity warrants are measured primarily using pricing data from external pricing services, prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and can be measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$302,790	$—
Equity Funds (3)	21,182	11,823
Commodity Funds (4)	13,593	—
Multi-asset Funds (5)	543,191	—
Other Funds (6)	24,728	—
Total	$905,484	$11,823

	November 30, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	27,952	12,108
Commodity Funds (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$570,310	$12,108

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both May 31, 2020 and November 30, 2019, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At May 31, 2020 and November 30, 2019, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to nine years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2020 and November 30, 2019, investments representing approximately 58% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.

(6)
This category includes investments in a fund that trades and invests in structured finance securities. At May 31, 2020 and November 30, 2019, investments in this category representing approximately 99% and 0%, respectively, are redeemable quarterly with 12 months prior written notice.

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
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2020 (in thousands):

	Three Months Ended May 31, 2020
	Balance at February 29, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2020	For instruments still held at May 31, 2020 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$103,643	$(5,319)	$36	$(68)	$—	$—	$(22,192)	$76,100	$(5,220)	$—
Corporate debt securities	25,090	(1,480)	328	(365)	(1)	—	1,606	25,178	(1,464)	—
CDOs and CLOs	20,952	(12,879)	—	(8,471)	(1,673)	—	25,210	23,139	(16,031)	—
RMBS	16,970	(1,773)	1,380	—	(7)	—	5,769	22,339	(1,733)	—
CMBS	4,264	53	—	—	—	—	144	4,461	53	—
Other ABS	41,903	(2,380)	11,038	—	(8,490)	—	43,991	86,062	(5,087)	—
Loans and other receivables	54,321	(4,891)	45,984	(46,939)	(128)	—	20,082	68,429	(4,847)	—
Investments at fair value	55,270	(10,805)	400	(91)	—	—	19,185	63,959	(10,805)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,275	$(60)	$—	$—	$—	$—	$(25)	$4,190	$60	$—
Corporate debt securities	767	(23)	(20)	—	—	—	(561)	163	—	—
CMBS	35	—	—	105	—	—	—	140	—	—
Loans	7,859	1,015	(2,785)	3,290	—	—	1,295	10,674	(1,015)	—
Net derivatives (2)	110,843	(32,744)	(10,810)	33,196	(603)	—	(54,751)	45,131	34,259	—
Long-term debt	543,463	(92,480)	—	—	—	66,916	(20,859)	497,040	664	91,816

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Analysis of Level 3 Assets and Liabilities for the three months ended May 31, 2020
During the three months ended May 31, 2020, transfers of assets of $127.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Other ABS of $44.5 million, CDOs and CLOs of $29.6 million, Loans and other receivables of $20.7 million and Investment at fair value of $19.2 million a due to reduced pricing transparency.
During the three months ended May 31, 2020, transfers of assets of $33.7 million from Level 3 to Level 2 are primarily attributed to:

•	Corporate equity securities of $26.2 million and CDOs and CLOs of $4.4 million due to greater pricing transparency supporting classification into Level 2.

During the three months ended May 31, 2020, transfers of liabilities of $23.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $11.4 million and structured notes of $11.1 million due to reduced pricing and market transparency.
During the three months ended May 31, 2020, transfers of liabilities of $98.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $66.1 million and structured notes of $31.9 million due to greater pricing and market transparency.
Net losses on Level 3 assets were $39.5 million and net gains on Level 3 liabilities were $124.3 million for the three months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs, Investments at fair value, Corporate equity securities and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes and market values across derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2020 (in thousands):

	Six Months Ended May 31, 2020
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at May 31, 2020, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2019		Purchases	Sales	Settlements	Issuances		Balance at May 31, 2020	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(12,860)	$2,989	$(2,017)	$—	$—	$29,687	$76,100	$(12,787)	$—
Corporate debt securities	7,490	1,560	766	(479)	(602)	—	16,443	25,178	1,190	—
CDOs and CLOs	20,081	(14,223)	9,426	(11,849)	(3,193)	—	22,897	23,139	(17,115)	—
RMBS	17,740	(2,248)	2,062	—	(10)	—	4,795	22,339	(2,195)	—
CMBS	6,110	(95)	—	—	(1,660)	—	106	4,461	(680)	—
Other ABS	42,563	(2,848)	33,917	(664)	(17,361)	—	30,455	86,062	(7,226)	—
Loans and other receivables	64,240	(8,600)	66,047	(76,227)	(6,606)	—	29,575	68,429	(11,689)	—
Investments at fair value	75,738	(30,496)	18,885	(168)	—	—	—	63,959	(30,496)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$216	$(513)	$—	$—	$—	$—	$4,190	$140	$—
Corporate debt securities	340	(27)	(150)	—	—	—	—	163	5	—
CMBS	35	—	(35)	140	—	—	—	140	—	—
Loans	9,463	1,072	(12,958)	3,290	—	—	9,807	10,674	(1,075)	—
Net derivatives (2)	77,168	(44,729)	(11,088)	38,823	(1,010)	—	(14,033)	45,131	32,211	—
Long-term debt	480,069	(101,267)	—	—	—	175,498	(57,260)	497,040	(4,802)	106,069

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
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2020
During the six months ended May 31, 2020, transfers of assets of $148.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Corporate equity securities of $37.0 million, Loans and other receivables of $33.5 million, Other ABS of $31.1 million, CDOs and CLOs of $22.9 million and Corporate debt securities of $18.3 million due to reduced pricing transparency.

During the six months ended May 31, 2020, transfers of assets of $14.6 million from Level 3 to Level 2 are primarily attributed to:

•	Corporate equity securities of $7.3 million and Loans and other receivables of $4.0 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2020, transfers of liabilities of $37.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $26.2 million and Loans and other receivables of $10.8 million due to reduced pricing transparency.
During the six months ended May 31, 2020, transfers of liabilities of $98.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	Structured notes of $57.3 million and net derivatives of $40.2 million due to greater market and pricing transparency.
Net losses on Level 3 assets were $69.8 million and net gains on Level 3 liabilities were $144.7 million for the six months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, CDOs and CLOs, Corporate equity securities and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes and market values across derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2019 (in thousands):

	Three Months Ended May 31, 2019
	Balance at February 28, 2019	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2019	For instruments still held at May 31, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$54,766	$2,353	$221	$(179)	$(551)	$—	$2,697	$59,307	$2,454	$—
Corporate debt securities	10,930	(587)	180	—	(325)	—	(2,769)	7,429	(588)	—
CDOs and CLOs	32,566	(1,793)	—	—	—	—	(14,578)	16,195	(1,795)	—
RMBS	20,963	(802)	—	—	(18)	—	(2,877)	17,266	(759)	—
CMBS	12,820	(357)	—	(331)	(3,238)	—	3,636	12,530	(1,292)	—
Other ABS	35,886	3,070	16,531	(8,868)	(8,549)	—	5,115	43,185	3,563	—
Loans and other receivables	78,051	(2,753)	38,780	(13,898)	(2,438)	—	742	98,484	(1,277)	—
Investments at fair value	140,812	2,841	—	—	—	—	(39,820)	103,833	2,841	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$78	$(74)	$(1,520)	$1,737	$—	$—	$—	$221	$—	$—
Corporate debt securities	730	(148)	(7)	1	22	—	71	669	90	—
CMBS	70	(70)	—	—	—	—	—	—	—	—
Loans	3,420	(191)	(1,678)	1,537	—	—	6,340	9,428	364	—
Net derivatives (2)	28,975	(14,760)	(25)	4,175	1,974	—	27,110	47,449	7,565	—
Long-term debt	283,139	1,163	—	—	(5,585)	39,385	(81,540)	236,562	(813)	(350)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended May 31, 2019, transfers of assets of $79.5 million from Level 3 to Level 2 are primarily attributed to:

•	Investment at fair value of $39.8 million, CDOs and CLOs of $17.6 million and loans and other receivables of $10.5 million due to greater pricing transparency supporting classification into Level 2.

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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2019 (in thousands):

	Six Months Ended May 31, 2019
	Balance at November 30, 2018	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2019	For instruments still held at May 31, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$6,126	$785	$(2,031)	$(720)	$—	$4,107	$59,307	$7,972	$—
Corporate debt securities	9,484	(389)	1,545	(2,130)	(1,177)	—	96	7,429	(334)	—
CDOs and CLOs	25,815	(2,790)	4,782	—	—	—	(11,612)	16,195	(2,554)	—
RMBS	19,603	(316)	39	—	(45)	—	(2,015)	17,266	(271)	—
CMBS	10,886	(180)	11	(331)	(3,278)	—	5,422	12,530	(1,183)	—
Other ABS	53,175	(1,014)	25,316	(13,247)	(9,529)	—	(11,516)	43,185	(522)	—
Loans and other receivables	46,985	2,434	77,004	(33,549)	(3,378)	—	8,988	98,484	844	—
Investments at fair value	113,831	(1,162)	31,343	—	—	—	(40,179)	103,833	(1,162)	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(76)	$(1,546)	$1,843	$—	$—	$—	$221	$—	$—
Corporate debt securities	522	(382)	(73)	93	22	—	487	669	305	—
Loans	6,376	(401)	(3,946)	7,963	—	—	(564)	9,428	579	—
Net derivatives (2)	21,614	(29,079)	(2,829)	7,259	2,031	—	48,453	47,449	19,607	—
Long-term debt	200,745	(12,854)	—	—	(11,250)	101,872	(41,951)	236,562	3,827	9,027

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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2020 and November 30, 2019
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2020
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,712
Non-exchange traded securities		Market approach	Price	$1	-	$213	$94
			Underlying stock price	$3			—
			EBITDA multiple	$3	-	$8	$4
Corporate debt securities	$25,178	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	22%			—
CDOs and CLOs	$23,139	Discounted cash flows	Constant prepayment rate	10%	-	20%	16%
			Constant default rate	2%			—
			Loss severity	25%	-	30%	28%
			Discount rate/yield	14%	-	32%	22%
RMBS	$22,339	Discounted cash flows	Cumulative loss rate	3%	-	33%	11
			Duration (years)	2.0	-	6.1	5.6
			Discount rate/yield	4%	-	15%	5%
CMBS	$4,461	Scenario analysis	Estimated recovery percentage	44%			—
Other ABS	$86,062	Discounted cash flows	Cumulative loss rate	7%	-	31%	14%
			Duration (years)	0.4	-	2.8	1.4
			Discount rate/yield	5%	-	15%	9%
		Market approach	Price	$100			—
Loans and other receivables	$67,207	Market approach	Price	$1	-	$100	$81
		Scenario analysis	Estimated recovery percentage	1%	-	100%	61%
Derivatives	$41,769
Equity options		Volatility benchmarking	Volatility	49%			—
Interest rate swaps		Market approach	Basis points upfront	1	-	16	8
Investments at fair value	$63,959
Private equity securities		Market approach	Price	$6	-	$169	$49
		Scenario analysis	Estimated recovery percentage	86%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,190	Market approach	Transaction level	$1			—
Corporate debt securities	$163	Scenario analysis	Estimated recovery percentage	22%			—
Loans	$10,674	Market approach	Price	$1	-	$50	$33
		Scenario analysis	Estimated recovery percentage	1%			—
Derivatives	$83,576
Equity options		Volatility benchmarking	Volatility	33%	-	62%	47%
Interest rate swaps		Market approach	Basis points upfront	0	-	16	7
Unfunded commitments			Price	$90			—
Long-term debt
Structured notes	$497,040	Market approach	Price	$78	-	$94	$84
			Price	€63	-	€109	€85

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

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2020 and November 30, 2019, asset exclusions consisted of $3.0 million and $31.9 million, respectively, primarily comprised of corporate equity securities, certain derivatives and loans and other receivables. At May 31, 2020 and November 30, 2019, liability exclusions consisted of $4.8 million and $0.4 million, respectively, primarily comprised of certain derivatives, corporate debt and CMBS.

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

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CMBS, corporate debt securities and private equity securities using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt and Short-term borrowings measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Financial instruments owned:
Loans and other receivables	$(13,926)	$(2,352)	$(10,830)	$(3,072)
Financial instruments sold, not yet purchased:
Loans	$127	$—	$127	$—
Loan commitments	1,750	(757)	1,089	(678)
Long-term debt:
Changes in instrument specific credit risk (1)	$197,737	$4,009	$227,169	$27,492
Other changes in fair value (2)	(30,982)	(36,665)	(68,624)	(47,308)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$35	$—	$91	$—
Other changes in fair value (2)	(644)	—	(881)	—

(1)	Changes in instrument specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, long-term debt and short-term borrowings measured at fair value under the fair value option (in thousands):

	May 31, 2020	November 30, 2019
Financial instruments owned:
Loans and other receivables (1)	$1,881,470	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	331,340	197,215
Long-term debt and short-term borrowings	241,295	74,408

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $27.2 million and $22.2 million at May 31, 2020 and November 30, 2019, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $175.8 million and $127.0 million at May 31, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $16.6 million and $24.8 million at May 31, 2020 and November 30, 2019, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $96.2 million and $35.0 million at May 31, 2020 and November 30, 2019, respectively.

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
The following tables present the fair value and related number of derivative contracts at May 31, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2020 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$74,227	1	$—	—
Total derivatives designated as accounting hedges	74,227		—

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	515	43,775	277	56,844
Cleared OTC	226,248	4,332	326,475	4,585
Bilateral OTC	732,046	1,244	315,023	601
Foreign exchange contracts:
Exchange-traded	—	—	—	139
Bilateral OTC	324,486	12,874	341,814	12,669
Equity contracts:
Exchange-traded	422,377	986,001	501,975	872,216
Bilateral OTC	330,034	1,398	610,146	1,574
Commodity contracts:
Exchange-traded	—	3,251	—	4,572
Credit contracts:
Cleared OTC	190	14	915	6
Bilateral OTC	3,697	11	3,961	7
Total derivatives not designated as accounting hedges	2,039,593		2,100,586
Total gross derivative assets/ liabilities:
Exchange-traded	422,892		502,252
Cleared OTC	300,665		327,390
Bilateral OTC	1,390,263		1,270,944
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(409,622)		(409,622)
Cleared OTC	(286,069)		(287,244)
Bilateral OTC	(832,649)		(986,017)
Net amounts per Consolidated Statements of Financial Condition (4)	$585,480		$417,703

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2020	2019	2020	2019
Interest rate swaps	$22,004	$27,204	$46,469	$41,791
Long-term debt	(22,306)	(28,213)	(47,173)	(43,769)
Total	$(302)	$(1,009)	$(704)	$(1,978)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2020	2019	2020	2019
Interest rate contracts	$(4,079)	$(34,020)	$(5,168)	$(103,851)
Foreign exchange contracts	2,053	1,594	(847)	1,418
Equity contracts	9,147	(92,109)	146,035	(120,590)
Commodity contracts	5,291	(1,117)	(781)	1,375
Credit contracts	12,554	4,818	14,384	8,913
Total	$24,966	$(120,834)	$153,623	$(212,735)

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
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity forwards, swaps and options	$46,129	$200	$18,280	$(13,218)	$51,391
Credit default swaps	11	900	133	(11)	1,033
Total return swaps	83,333	63,660	—	(8,838)	138,155
Foreign currency forwards, swaps and options	55,197	11,655	113	(6,611)	60,354
Interest rate swaps, options and forwards	70,849	242,525	253,402	(36,319)	530,457
Total	$255,519	$318,940	$271,928	$(64,997)	781,390
Cross product counterparty netting					(37,469)
Total OTC derivative assets included in Financial instruments owned					$743,921

(1)	At May 31, 2020, we held net exchange-traded derivative assets and other credit agreements with a fair value of $34.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2020, cash collateral received was $192.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity, forwards, swaps and options	$14,944	$251,025	$101,362	$(13,218)	$354,113
Credit default swaps	—	1,489	69	(11)	1,547
Total return swaps	61,841	56,238	—	(8,838)	109,241
Foreign currency forwards, swaps and options	74,272	10,196	92	(6,611)	77,949
Interest rate swaps, options and forwards	28,449	84,262	80,673	(36,319)	157,065
Total	$179,506	$403,210	$182,196	$(64,997)	699,915
Cross product counterparty netting					(37,469)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$662,446

(1)	At May 31, 2020, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $102.4 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2020, cash collateral pledged was $347.1 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2020 (in thousands):

Counterparty credit quality (1):
A- or higher	$133,783
BBB- to BBB+	32,975
BB+ or lower	336,290
Unrated	240,873
Total	$743,921

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Total Notional
Credit protection sold:
Index credit default swaps	$2.0	$12.1	$14.1
Single name credit default swaps	—	7.4	7.4

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

	May 31, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$180.9	$42.9
Collateral posted	(139.3)	(3.1)
Collateral received	50.9	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	92.6	154.0

(1)
These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Note 6. Collateralized Transactions
Our repurchase agreements and securities borrowing and lending arrangements are generally recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their short-term nature. We enter into secured borrowing and lending arrangements to obtain collateral necessary to effect settlement, finance inventory positions, meet customer needs or re-lend as part of our dealer operations. We monitor the fair value of the securities loaned and borrowed on a daily basis as compared with the related payable or receivable, and request additional collateral or return excess collateral, as appropriate. We pledge financial instruments as collateral under repurchase agreements, securities lending agreements and other secured arrangements, including clearing arrangements. Our agreements with counterparties generally contain contractual provisions allowing the counterparty the right to sell or repledge the collateral. Pledged securities owned that can be sold or repledged by the counterparty are included in Financial instruments owned, at fair value, and noted parenthetically as Securities pledged in our Consolidated Statements of Financial Condition.
In instances where we receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral in our Consolidated Statements of Financial Condition.
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,361,027	$19,560	$—	$1,380,587
Corporate debt securities	574,834	1,774,184	—	2,349,018
Mortgage-backed and asset-backed securities	—	1,604,243	—	1,604,243
U.S. government and federal agency securities	5,607	10,924,983	9,909	10,940,499
Municipal securities	—	359,159	—	359,159
Sovereign obligations	—	4,138,647	—	4,138,647
Loans and other receivables	—	1,127,416	—	1,127,416
Total	$1,941,468	$19,948,192	$9,909	$21,899,569

	November 30, 2019
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	May 31, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$846,023	$83,582	$492,010	$519,853	$1,941,468
Repurchase agreements	9,380,493	4,037,094	3,663,073	2,867,532	19,948,192
Obligation to return securities received as collateral, at fair value	—	—	—	9,909	9,909
Total	$10,226,516	$4,120,676	$4,155,083	$3,397,294	$21,899,569

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $26.8 billion and $28.7 billion, respectively. At May 31, 2020 and November 30, 2019, a substantial portion of the securities received by us had been sold or repledged.
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
The following tables provide information regarding repurchase agreements, securities borrowing and lending arrangements and securities received as collateral, at fair value, and obligation to return securities received as collateral, at fair value, that are recognized in our Consolidated Statements of Financial Condition and 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands).

	May 31, 2020
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,457,035	$—	$6,457,035	$(500,270)	$(1,464,411)	$4,492,354
Reverse repurchase agreements	15,601,111	(11,317,049)	4,284,062	(783,427)	(3,474,933)	25,702
Securities received as collateral, at fair value	9,909	—	9,909	—	—	9,909
Liabilities:
Securities lending arrangements	$1,941,468	$—	$1,941,468	$(500,270)	$(1,414,097)	$27,101
Repurchase agreements	19,948,192	(11,317,049)	8,631,143	(783,427)	(7,350,643)	497,073
Obligation to return securities received as collateral, at fair value	9,909	—	9,909	—	—	9,909

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	November 30, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500
Liabilities:
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

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

(3)
Amounts include $4,444.7 million of securities borrowing arrangements, for which we have received securities collateral of $4,337.7 million, and $470.0 million of repurchase agreements, for which we have pledged securities collateral of $480.3 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $668.9 million and $796.8 million at May 31, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Transferred assets	$1,475.8	$844.5	$3,810.4	$2,105.1
Proceeds on new securitizations	1,475.7	845.8	3,810.4	2,177.0
Cash flows received on retained interests	7.2	24.3	11.7	36.6

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2020 and November 30, 2019.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$1,028.5	$55.6	$10,671.7	$103.3
U.S. government agency CMBS	672.3	55.2	1,374.8	45.8
CLOs	1,468.1	121.6	3,006.7	58.4
Consumer and other loans	707.6	67.5	1,149.3	71.8

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2020 and November 30, 2019 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned	—	3.4	—	0.3
Securities purchased under agreements to resell (2)	2,097.5	—	2,467.3	—
Receivable from brokers	—	17.8	—	—
Other assets	—	0.2	—	—
Total assets	$2,097.5	$22.6	$2,467.3	$1.5
Financial instruments sold, not yet purchased	$—	$5.3	$—	$—
Other secured financings	2,096.7	—	2,465.8	—
Other liabilities (3)	0.8	0.4	1.5	0.2
Total liabilities	$2,097.5	$5.7	$2,467.3	$0.2

(1)	Approximately $0.6 million of the cash amount at May 31, 2020 represents cash on deposit with a related consolidated entity and is eliminated in consolidation.

(2)	Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(3)	Approximately $0.3 million and $0.2 million of the other liabilities amount represents intercompany payables and is eliminated in consolidation at May 31, 2020 and November 30, 2019, respectively.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$64.9	$—	$70.9	$5,874.8
Consumer loan and other asset-backed vehicles	336.4	—	472.9	2,499.8
Related party private equity vehicles	16.6	—	27.7	45.6
Other investment vehicles	773.4	—	780.5	11,648.1
Total	$1,191.3	$—	$1,352.0	$20,068.3

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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million, of which $121.9 million and $121.7 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $16.6 million and $23.0 million at May 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2020 and November 30, 2019, we had equity commitments to invest $770.6 million and $398.6 million, respectively, in various other investment vehicles, of which $763.5 million and $390.8 million was funded, respectively. The carrying value of our equity investments was $773.4 million and $404.1 million at May 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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
At May 31, 2020 and November 30, 2019, we held $2,004.2 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $140.4 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At May 31, 2020, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. In addition, Jefferies Finance is a registered investment advisor under the Investment Advisers Act of 1940 and, through two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC, acts as an investment advisor for various loan funds and CLOs managing direct lending and broadly syndicated loan products.
At May 31, 2020, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At May 31, 2020, we had funded $652.4 million of our $750.0 million commitment, leaving $97.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2020. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party. At May 31, 2020, we had funded $20.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Interest income	$1.4	$—	$2.2	$—
Unfunded commitment fees	0.1	0.3	0.4	0.6
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2020	November 30, 2019
Our total equity balance	$602.8	$642.0

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net earnings (loss)	$(99.2)	$50.2	$(78.5)	$47.8
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Origination and syndication fee revenues (1)	$43.8	$69.3	$81.5	$91.2
Origination fee expenses (1)	3.0	8.2	8.6	13.6
CLO placement fee revenues (2)	—	—	0.4	1.3
Underwriting fees (3)	—	1.0	0.3	1.0
Service fees (4)	10.7	11.2	35.9	38.3

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2020 and November 30, 2019, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

(3)	We acted as underwriter in connection with term loans issued by Jefferies Finance.

(4)	Under a service agreement, we charge Jefferies Finance for services provided.

In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $27.0 million and $17.2 million at May 31, 2020 and November 30, 2019, respectively. Payables to Jefferies Finance related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million at both May 31, 2020 and November 30, 2019. At November 30, 2019, a payable to Jefferies Finance of $17.6 million related to its lending transactions is included in Payables to customers in our Consolidated Statements of Financial Condition.
On March 28, 2019, we entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. We repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense within our Consolidated Statements of Earnings for the three and six months ended May 31, 2019.
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
The following is a summary of selected financial information for Berkadia (in millions):

	May 31, 2020	November 30, 2019
Our total equity balance	$254.8	$268.9

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net earnings	$—	$56.2	$48.7	$106.5

At May 31, 2020 and November 30, 2019, we had commitments to purchase $209.7 million and $360.4 million, respectively, in agency CMBS from Berkadia.
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Distributions	$0.4	$0.8	$36.6	$18.1

JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $14.8 million and $20.6 million at May 31, 2020 and November 30, 2019, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net gains (losses) from our investments in JCP Fund V	$(7.0)	$3.8	$(5.5)	$0.6

At both May 31, 2020 and November 30, 2019, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2020 and November 30, 2019, our unfunded commitment relating to JCP Fund V was $9.2 million and $9.4 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2020 (1)	December 31, 2019 (1)	March 31, 2019 (1)	December 31, 2018 (1)
Net decrease in net assets resulting from operations	$(19,893)	$(1,397)	$(1,169)	$(8,412)

(1)	Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2020 and May 31, 2019 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At February 28, 2019, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the three months ended May 31, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings for the three and six months ended May 31, 2019. At February 28, 2019, our investment in Epic Gas of $22.1 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition. For the three months ended December 31, 2018, Epic Gas reported net earnings of $0.9 million, which was included in our results of operations for the six months ended May 31, 2019.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2020	November 30, 2019
Investment Banking and Capital Markets	$1,636,732	$1,640,201
Asset Management	379	3,398
Total goodwill	$1,637,111	$1,643,599
The following table is a summary of the changes to goodwill for the six months ended May 31, 2020 (in thousands):

Balance at November 30, 2019	$1,643,599
Translation adjustments	(3,488)
Impairment losses (1)	(3,000)
Balance at May 31, 2020	$1,637,111
(1)    Impairment losses are related to our wind down of an asset management platform.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2020 and November 30, 2019 (dollars in thousands):

	May 31, 2020				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (1)	$125,125	$(26)	$(71,023)	$54,076	9.6
Trade name (1)	127,822	(274)	(26,477)	101,071	27.8
Exchange and clearing organization membership interests and registrations	8,215	(146)	—	8,069	N/A
Total	$261,162	$(446)	$(97,500)	$163,216
(1)    Impairment losses are related to our wind down of an asset management platform.

	November 30, 2019			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,736	$(67,257)	$58,479	9.9
Trade name	128,590	(24,800)	103,790	28.3
Exchange and clearing organization membership interests and registrations	8,273	—	8,273	N/A
Total	$262,599	$(92,057)	$170,542

Our annual impairment testing date for our intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, is August 1. We deemed it appropriate to consider the impact of the global novel coronavirus pandemic as a triggering event and performed an interim impairment test for our indefinite-lived intangible assets at May 31, 2020. We elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. A qualitative assessment was performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at May 31, 2020, we recognized an impairment loss on certain exchange membership interests and registrations. With regard to our qualitative assessment of the remaining indefinite-life intangible assets, based on our assessment of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.3 million and $6.3 million for the three and six months ended May 31, 2020, respectively, and $3.0 million and $6.0 million for the three and six months ended May 31, 2019, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2020	$6,091
Year ending November 30, 2021	12,181
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2020 and November 30, 2019 include the following and mature in one year or less (in thousands):

	May 31, 2020	November 30, 2019
Bank loans (1)	$634,384	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes (2)	15,671	20,981
Total short-term borrowings	$656,855	$548,490

(1)
These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

(2)	See Note 4, Fair Value Disclosures, for further information on these notes.
At May 31, 2020, the weighted average interest rate on short-term borrowings outstanding is 2.38% per annum.
During the six months ended May 31, 2020, we issued floating rate puttable notes with a principal amount of $6.8 million and our equity-linked notes with a principal amount of $5.2 million matured on March 13, 2020.
One of our subsidiaries has a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the six months ended May 31, 2020, we were in compliance with all debt covenants under the Credit Facility.
The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At May 31, 2020, we were in compliance with debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2020	November 30, 2019
Unsecured long-term debt:
2.375% Euro Medium Term Notes	May 20, 2020	—%	$—	$550,622
6.875% Senior Notes	April 15, 2021	4.40%	765,915	774,738
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,272	4,204
5.125% Senior Notes	January 20, 2023	4.47%	762,084	610,023
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	553,257	548,880
4.850% Senior Notes (1)	January 15, 2027	4.93%	816,371	768,931
6.450% Senior Debentures	June 8, 2027	5.46%	370,258	371,426
4.150% Senior Notes	January 23, 2030	4.26%	989,113	988,662
6.250% Senior Debentures	January 15, 2036	6.03%	511,051	511,260
6.500% Senior Notes	January 20, 2043	6.09%	420,035	420,239
Structured notes (2)	Various	Various	1,245,486	1,215,285
Total unsecured long-term debt			6,437,842	6,764,270
Secured long-term debt:
Revolving Credit Facility			189,410	189,088
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$6,677,252	$7,003,358

(1)
The carrying value of these senior notes includes losses of $47.2 million and $43.8 million in the six months ended May 31, 2020 and 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

(3)
The Total Long-term debt has a fair value of $6,755.8 million and $7,280.4 million at May 31, 2020 and November 30, 2019, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

During the six months ended May 31, 2020, long-term debt decreased $326.1 million. This decrease is primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes and changes in instrument specific credit risk related to our structured notes, partially offset by approximately $191.3 million structured notes issuances, net of retirements, and a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023.
We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At May 31, 2020, we were in compliance with the debt covenants under the Revolving Credit Facility.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2020, we were in compliance with all covenants under the Loan and Security Agreement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 13. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in our Consolidated Statement of Financial Condition at May 31, 2020 was as follows (in thousands, except lease term and discount rate):

Premises and equipment - ROU assets	$500,830

Weighted average:
Remaining lease term (in years)	11.1
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in our Consolidated Statement of Financial Condition at May 31, 2020 (in thousands):

Fiscal Year	Lease Liabilities
Remainder of 2020	$28,312
2021	70,201
2022	68,025
2023	60,882
2024	59,596
2025 and thereafter	388,589
Total undiscounted cash flows	675,605
Less: Difference between undiscounted and discounted cash flows	(104,613)
Operating leases amount in our Consolidated Statement of Financial Condition	570,992
Finance leases amount in our Consolidated Statement of Financial Condition	290
Total amount in our Consolidated Statement of Financial Condition	$571,282

In addition to the table above, at May 31, 2020, we have a lease agreement that we have entered into that was signed but has not yet commenced. We expect this operating lease to commence by the end of 2020 with a lease term of seven years. Lease payments for this lease agreement will be $0.8 million for the period from lease commencement to the end of the lease term.
The following table presents our lease costs (in thousands):

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Operating lease costs (1)	$17,762	$35,389
Variable lease costs (2)	2,499	5,966
Less: Sublease income	(1,500)	(3,000)
Total lease cost, net	$18,761	$38,355

(1)	Includes short-term leases, which are not material.

(2)
Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information was as follows (in thousands):

Six Months Ended May 31, 2020
Cash outflows - lease liabilities	$37,536
Non-cash - ROU assets recorded for new and modified leases	19,463

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues from contracts with customers:
Commissions and other fees (1)	$243,267	$167,698	$422,802	$322,840
Investment banking	387,491	430,087	979,493	715,683
Asset management fees	2,237	4,550	6,641	11,219
Total revenue from contracts with customers	632,995	602,335	1,408,936	1,049,742
Other sources of revenue:
Principal transactions	467,283	248,831	839,185	483,129
Revenues from arrangements with strategic partners	2,339	549	9,655	911
Interest	211,941	418,451	506,609	779,426
Other	(47,275)	44,327	(17,546)	56,157
Total revenues	$1,267,283	$1,314,493	$2,746,839	$2,369,365

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended May 31,						Six Months Ended May 31,
	2020			2019			2020			2019
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$236,683	$—	$236,683	$164,169	$—	$164,169	$412,932	$—	$412,932	$316,243	$—	$316,243
Fixed income (1)	6,584	—	6,584	3,529	—	3,529	9,870	—	9,870	6,597	—	6,597
Investment banking - Advisory	182,081	—	182,081	178,554	—	178,554	525,239	—	525,239	359,036	—	359,036
Investment banking - Underwriting	205,410	—	205,410	251,533	—	251,533	454,254	—	454,254	356,647	—	356,647
Asset management	—	2,237	2,237	—	4,550	4,550	—	6,641	6,641	—	11,219	11,219
Total	$630,758	$2,237	$632,995	$597,785	$4,550	$602,335	$1,402,295	$6,641	$1,408,936	$1,038,523	$11,219	$1,049,742
Primary geographic region:
Americas	$524,627	$566	$525,193	$487,674	$3,500	$491,174	$1,173,696	$1,546	$1,175,242	$811,063	$6,881	$817,944
Europe	68,082	1,671	69,753	91,510	1,050	92,560	147,520	5,095	152,615	191,715	4,338	196,053
Asia	38,049	—	38,049	18,601	—	18,601	81,079	—	81,079	35,745	—	35,745
Total	$630,758	$2,237	$632,995	$597,785	$4,550	$602,335	$1,402,295	$6,641	$1,408,936	$1,038,523	$11,219	$1,049,742

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 19, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2020.
During the three and six months ended May 31, 2020, we recognized $7.4 million and $10.5 million, respectively, compared with $15.3 million and $23.0 million, during the three and six months ended May 31, 2019, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.5 million, and $10.1 million, during the three and six months ended May 31, 2020, respectively, compared with $4.8 million and $9.8 million during the three and six months ended May 31, 2019, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $180.0 million and $209.3 million at May 31, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three and six months ended May 31, 2020 and 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at May 31, 2020 and November 30, 2019 were $23.3 million and $9.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and six months ended May 31, 2020, we recognized revenues of $3.2 million and $4.9 million, respectively, compared with $1.2 million and $4.6 million, respectively, during the three and six months ended May 31, 2019, respectively, that were recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At May 31, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $3.2 million and $4.8 million, respectively, which are recorded in Receivables – Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and six months ended May 31, 2020, we recognized expenses of $1.8 million and $3.7 million, respectively, compared with $1.8 million and $3.4 million for the three and six months ended May 31, 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2020 and 2019.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Components of compensation cost:
Restricted cash awards	$78.7	$66.6	$156.0	$132.8
Restricted stock and RSUs (1)	6.0	6.5	12.5	13.0
Profit sharing plan	1.3	1.3	5.4	5.2
Total compensation cost	$86.0	$74.4	$173.9	$151.0

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at May 31, 2020 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$41.4	2
Restricted cash awards (1)	627.4	3
Total	$668.8

(1)    The remaining unamortized amount is included within Other assets in the Consolidated Statement of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

Note 16. Income Taxes
At May 31, 2020 and November 30, 2019, we had approximately $156.3 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $123.9 million and $99.5 million (net of Federal benefit) at May 31, 2020 and November 30, 2019, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At May 31, 2020 and November 30, 2019, we had interest accrued of approximately $61.5 million and $55.6 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the six months ended May 31, 2020 and the year ended November 30, 2019.
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

For the six months ended May 31, 2020, the provision for income taxes was $108.0 million, equating to an effective tax rate of 26.5%. For the six months ended May 31, 2019, the provision for income taxes was $61.5 million, equating to an effective tax rate of 28.3%.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2020 (in millions):

	Expected Maturity Date (fiscal years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$29.3	$99.0	$—	$—	$7.7	$136.0
Loan commitments (1)	—	275.0	35.0	—	—	310.0
Underwriting commitments	58.0	—	—	—	—	58.0
Forward starting reverse repos (2)	3,300.0	—	—	—	—	3,300.0
Forward starting repos (2)	4,048.1	—	—	—	—	4,048.1
Other unfunded commitments (1)	—	136.4	—	4.9	—	141.3
Total commitments	$7,435.4	$510.4	$35.0	$4.9	$7.7	$7,993.4

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)	At May 31, 2020, all of the forward starting securities purchased under agreements to resell and forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At May 31, 2020, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.3 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at May 31, 2020, we had other outstanding equity commitments to invest up to $27.1 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2020, we had $80.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2020 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2020 (in millions):

	Expected Maturity Date (Fiscal Years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$7,632.6	$3,542.2	$5,003.2	$1,266.4	$48.5	$17,492.9
Written derivative contracts—credit related	1.0	—	1.0	5.4	—	7.4
Total derivative contracts	$7,633.6	$3,542.2	$5,004.2	$1,271.8	$48.5	$17,500.3

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2020, the fair value of derivative contracts meeting the definition of a guarantee is approximately $192.7 million.
Standby Letters of Credit. At May 31, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $36.9 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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
At May 31, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,507,685	$1,430,678

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Investment Banking and Capital Markets:
Net revenues	$1,028.9	$859.3	$2,177.7	$1,517.5
Non-interest expenses	814.3	716.8	1,713.3	1,319.9
Earnings before income taxes	$214.6	$142.5	$464.4	$197.6
Asset Management:
Net revenues	$5.5	$42.6	$27.4	$70.1
Non-interest expenses	47.2	30.0	83.6	50.0
Earnings (loss) before income taxes	$(41.7)	$12.6	$(56.2)	$20.1
Total:
Net revenues	$1,034.4	$901.9	$2,205.1	$1,587.6
Non-interest expenses	861.5	746.8	1,796.9	1,369.9
Earnings before income taxes	$172.9	$155.1	$408.2	$217.7
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2020	November 30, 2019
Investment Banking and Capital Markets	$42,152.5	$40,565.8
Asset Management	2,931.9	2,950.3
Total assets	$45,084.4	$43,516.1

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Americas (1)	$754.3	$749.4	$1,704.4	$1,258.0
Europe (2)	189.6	125.2	348.9	276.7
Asia	90.5	27.3	151.8	52.9
Net revenues	$1,034.4	$901.9	$2,205.1	$1,587.6

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 20. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At May 31, 2020 and November 30, 2019, we had $32.3 million and $34.8 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•
Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.

•
One of our directors had an investment in a hedge fund managed by us of approximately $3.6 million at November 30, 2019. In May 2020, the director fully redeemed his interest in this fund due to the wind down of an asset management platform.

See Note 8, Variable Interest Entities, and Note 17, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Charges to Jefferies for services provided	$10.1	$9.6	$20.5	$26.1
Charges from Jefferies for services received	7.5	0.6	15.4	1.3

•
We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Investment banking	$—	$7.9	$—	$7.9
Commissions and other fees	0.4	0.6	0.7	1.2
Other revenues	—	(0.1)	—	—

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	May 31, 2020	November 30, 2019
Receivable from Jefferies	$0.3	$0.9
Payable to Jefferies	5.5	4.3

•
During the six months ended May 31, 2020, we paid distributions of $12.6 million to Jefferies, based on our results for the three months ended November 30, 2019. At May 31, 2020, we have accrued a distribution payable of $152.1 million, based on our results for the six months ended May 31, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At May 31, 2020, a net current tax payable to Jefferies of $55.3 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. At November 30, 2019, a net current tax receivable from Jefferies of $24.4 million is included in Other assets, in our Consolidated Statements of Financial Condition. In May 2020, we made a payment of $32.0 million to Jefferies, which reduced the cumulative net current tax payable.

•	We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Securities purchased from Jefferies	$13.9	$—	$39.9	$885.6
Securities sold to Jefferies	—	17.9	—	17.9

•
In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $2.1 million and $9.9 million at May 31, 2020 and November 30, 2019, respectively, included in Payables— brokers, dealers and clearing organizations.

•
We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $0.2 million included in Financial instruments owned, at fair value and $0.6 million included in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition at May 31, 2020 and November 30, 2019, respectively. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net gains (losses) on foreign exchange contracts	$1.6	$0.7	$1.0	$0.7

•	Two of our directors had investments totaling $0.4 million at November 30, 2019 in a hedge fund managed by Jefferies. In December 2019, both directors fully redeemed their interests in this fund.

•
We have investments in hedge funds managed by Jefferies of $229.5 million and $223.5 million at May 31, 2020 and November 30, 2019, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net gains from our investments	$2.5	$1.3	$6.3	$2.3

•
In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2019, approximately $0.1 million of debt issued by Jefferies is included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.

•
We have entered into a sublease agreement with an affiliate of Jefferies for office space. For the three and six months ended May 31, 2020, we received payments for rent and other expenses of $0.2 million and $0.4 million, respectively, from this affiliate.

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
During March 2020, the global novel coronavirus (“COVID-19”) pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. In April and May 2020, the unprecedented interventions of the U.S. Federal Reserve Bank, other central banks and various governments drove a sharp rebound in the financial markets and spurred renewed activity in the equity and debt new issue capital markets. As a result, our performance improved considerably in April and May. We experienced strong market volumes and volatility was significantly higher during the quarter ended May 31, 2020 than in the prior year quarter, resulting in increased client activity across our capital markets businesses. Our investment banking net revenues were below normal for the quarter, but our backlog remains solid and our current level of incoming new business is strong.
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. Peg Broadbent, our longstanding, esteemed Chief Financial Officer (“CFO”), tragically died from complications of COVID-19 in March. We lost an incredible individual whom we all cherished and miss dearly. In Peg's memory, our clients, employees and firm came together to contribute $9.25 million to over 85 front line charities aiding those most affected by COVID-19 and in the greatest need. Throughout the quarter ended May 31, 2020, we have announced a number of important initiatives to support our employees, our clients and the broader public during this crisis:

•
We have worked proactively providing our clients with advice, execution and liquidity during the market disruption. In May 2020, Greenwich Associates named us as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had recently conducted of more than 75 buy-side institutions evaluating brokers’ performances in providing clients with liquidity, hedging solutions, market color and insights.

•	We have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19.

•
We are working with a newly established public-private consortium combining the U.S. Department of Health and Human Services (through its Office of the Assistant Secretary for Preparedness and Response) and ApiJect Systems America, a public-benefit corporation, to raise up to $1 billion to build sterile manufacturing facilities worldwide.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	We have adopted enhanced cleaning practices across our offices and have restricted business travel.

•
We implemented our Business Continuity Planning plan and have largely moved to a remote working environment across all functions without any significant disruptions to our business or control processes.

•	We are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.

•	We have honored the full financial commitment to our summer intern class who will have a truncated program.

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2020	2019		2020	2019
Net revenues	$1,034,367	$901,851	14.7%	$2,205,063	$1,587,569	38.9%
Non-interest expenses	861,499	746,713	15.4%	1,796,817	1,369,846	31.2%
Earnings before income taxes	172,868	155,138	11.4%	408,246	217,723	87.5%
Income tax expense	43,972	45,319	(3.0)%	107,985	61,539	75.5%
Net earnings	128,896	109,819	17.4%	300,261	156,184	92.2%
Net earnings (loss) attributable to noncontrolling interests	(1,842)	(101)	N/M	(3,866)	283	N/M
Net earnings attributable to Jefferies Group LLC	130,738	109,920	18.9%	304,127	155,901	95.1%

Effective tax rate	25.4%	29.2%		26.5%	28.3%
N/M — Not Meaningful

Executive Summary
Three Months Ended May 31, 2020
Consolidated Results

•	Net revenues for the three months ended May 31, 2020 were $1,034.4 million, up 14.7% compared with $901.9 million for the three months ended May 31, 2019.

•
Our results in the three months ended May 31, 2020 reflect record results in our combined capital markets businesses, with record fixed income net revenues, strong equities net revenues, and solid performance in investment banking. Our record combined capital markets net revenues were due to assisting our clients and the rest of the market with advice, execution and liquidity, which drove record volumes and allowed us to extend our client franchise in both the equity and fixed income markets.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Business Results

•
Our investment banking net revenues of $316.3 million for the three months ended May 31, 2020 reflect solid performance in mergers, acquisitions and advisory and equity underwriting, lower revenues in debt underwriting and a net loss of $49.7 million from our share of the net earnings of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year quarter, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $25.1 million from our share of the net earnings from our Jefferies Finance joint venture in the prior year quarter. Other investment banking revenues during the three months ended May 31, 2020 also includes a $9.5 million write-down of an investment. Our advisory revenues were $182.1 million, or 2.0% higher than the prior year quarter, and our equity underwriting revenues were 15.1% higher than the prior year quarter. Our results in mergers and acquisitions and equity underwriting were offset by lower revenues in debt underwriting, impacted by less acquisition finance activity and volatile debt markets. Our investment banking net revenues were below normal for the quarter, but our backlog remains solid and our current level of incoming new business is strong.

•
Our equities net revenues increased 15.1% compared to the prior year quarter, primarily due to increased trading volumes and higher levels of volatility in certain of our core equities businesses. We believe we continued to extend our client franchise as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period.

•
Our fixed income net revenues were a record and improved by 184.6% compared to the prior year quarter, primarily due to strong trading volumes across many of our core fixed income businesses, as governments and central banks took intervening actions to stabilize the markets during the quarter.

•
Asset management revenues of $5.5 million for the three months ended May 31, 2020, compared with $42.6 million in the prior year quarter, primarily due to lower investment returns in certain of our investments in separately managed accounts and funds, as a result of the significant impact of COVID-19 on the markets and economy during the current year quarter.

•
Net losses in our other business category in the three months ended May 31, 2020 were $17.7 million, compared with net revenues of $32.2 million in the prior year quarter. Results in the prior year quarter include net revenues of $25.3 million from our share of the net income of Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with negligible net revenues from Berkadia in the current year quarter. The results in the current year quarter also include unrealized net mark-to-market losses related to certain investments, compared with mark-to-market gains in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended May 31, 2020 increased $114.8 million to $861.5 million, compared with $746.7 million for the prior year quarter, primarily due to $93.6 million of increased Compensation and benefits expense, consistent with the higher net revenues in our core operating businesses.

•
Compensation and benefits expense for the three months ended May 31, 2020 was $571.5 million, an increase of $93.6 million, or 19.6%, from the comparable prior year quarter, consistent with higher net revenues in our core operating businesses. Compensation and benefits expense as a percentage of Net revenues was 55.3% for the three months ended May 31, 2020, compared with 53.0%, in the prior year quarter, or 2.3% of net revenues higher, due to the change in the mix of our net revenues, with higher revenues in our core operating businesses and lower net revenues from our Jefferies Finance joint venture and our Other businesses, including our investment in Berkadia.

•
Non-compensation expenses for the three months ended May 31, 2020 increased $21.2 million, or 7.9%, to $290.0 million, compared with $268.8 million for the three months ended May 31, 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to the increase in trading volumes across our equities and fixed income businesses and higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed Chief CFO who tragically died from complications of COVID-19 in March, which was partially offset by lower Business development expenses as business travel and events were curtailed due to COVID-19.

Six Months Ended May 31, 2020
Consolidated Results

•	Net revenues for the six months ended May 31, 2020 were a record of $2,205.1 million, compared with $1,587.6 million for the six months ended May 31, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Our results in the six months ended May 31, 2020 reflect strong performance in investment banking, particularly in the first quarter of the year, and record six months results in equities and fixed income. We believe our record equities and fixed income net revenues were primarily due to extending our client franchise as well as higher trading volumes and increased levels of volatility resulting primarily from the impact of COVID-19 and the policy response on the markets in the second quarter of the current year.

Business Results

•
Our net revenues for the six months ended May 31, 2020 increased 38.9% as compared to the prior six months ended May 31, 2019. These results reflect record six months performance in mergers, acquisitions and advisory, record net revenues in equity underwriting and solid performance in debt underwriting, as well as record net revenues in equities and fixed income.

•
Our investment banking results were strong during the six months ended May 31, 2020, reflecting record six month performance in mergers and acquisitions, record results in equity underwriting, solid performance in debt underwriting and a net loss of $39.3 million in the current year period from our share of the net earnings of our Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $23.9 million from our share of the net earnings from our Jefferies Finance joint venture in the prior year period. Other investment banking results during the six months ended May 31, 2020 also includes a $24.5 million write-down of an investment. Our advisory revenues were a record $525.2 million, an increase of 46.3%, or $166.2 million, compared to the prior six months ended May 31, 2019, while our underwriting revenues for the six months period ended May 31, 2020 were $454.3 million, up $89.6 million, or 24.6%, with broad contribution from our sector teams and regional presence.

•
Our record equities net revenues reflect an increase of 26.8% compared to the prior year period, primarily due to strong results in most of our core equities businesses due to increased trading volumes and higher levels of volatility. We believe we increased our market share in the first quarter of this year and additionally as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period, we continued to extend our client franchise.

•
Our record fixed income net revenues improved by 100.4% compared to the prior year period, primarily due to strong trading volumes, as markets were more active, and the fixed income businesses’ results reflect having successfully managed through the markets’ high level of volatility during the period.

•
Asset management revenues of $27.4 million for the six months ended May 31, 2020 were lower than the $70.0 million recorded in the prior year period, primarily due to lower investment returns in certain of our investments in separately managed accounts and funds, as a result of the significant impact of COVID-19 on the markets during the second quarter of the current year.

•
Net revenues in our other business category in the six months ended May 31, 2020 were $59.8 million, compared with $41.2 million in the prior year period. Results in the current year period include gains of $61.5 million from hedges that were bought and sold in February to offset the anticipated severe drop in the equity markets at the end of the first quarter. Results in the current year period also include net revenues of $21.9 million due to our share of the net income of Berkadia, compared with net revenues of $47.9 million from Berkadia in the prior year period.

Expenses

•
Non-interest expenses for the six months ended May 31, 2020 increased $427.0 million to $1,796.8 million, compared with $1,369.8 million for the prior year period, primarily due to $357.2 million of increased Compensation and benefits expense, consistent with the higher net revenues in our core operating businesses.

•
Compensation and benefits expense for the six months ended May 31, 2020 was $1,206.8 million, an increase of $357.2 million, or 42.0%, from the comparable prior year period, consistent with the 38.9% growth in net revenues. Compensation and benefits expense as a percentage of Net revenues was 54.7% for the six months ended May 31, 2020, compared with 53.5% in the prior year period, or 1.2% of net revenues higher, due to the change in the mix of our net revenues, with higher revenues in our core operating businesses and lower net revenues from our Jefferies Finance joint venture and our Other businesses, including our investment in Berkadia.

•	Non-compensation expenses for the six months ended May 31, 2020 increased $69.7 million, or 13.4%, to $590.0 million, compared with $520.3 million for the six months ended May 31, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Headcount

•
At May 31, 2020, we had 3,850 employees globally, an increase of 194 employees from our headcount of 3,656 at May 31, 2019. Our headcount increased by 136 employees in Asia over this period, primarily as a result of our expansion in equities in Asia. We also had continued additions in our investment banking and asset management businesses, as well as additions in corporate services due to continued business growth.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2020		2019			2020		2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$182,081	17.6%	$178,554	19.8%	2.0%	$525,239	23.8%	$359,036	22.6%	46.3%

Equity underwriting	124,383	12.0	108,022	12.0	15.1%	256,075	11.6	159,359	10.0	60.7%
Debt underwriting	81,027	7.8	151,511	16.8	(46.5)%	198,179	9.0	205,288	12.9	(3.5)%
Total underwriting	205,410	19.8	259,533	28.8	(20.9)%	454,254	20.6	364,647	22.9	24.6%
Other investment banking	(71,234)	(6.9)	9,634	1.0	N/M	(85,763)	(3.9)	1,992	0.1	N/M
Total investment banking	316,257	30.5	447,721	49.6	(29.4)%	893,730	40.5	725,675	45.6	23.2%

Equities	237,131	22.9	206,083	22.9	15.1%	482,772	21.9	380,622	24.0	26.8%
Fixed income	493,144	47.7	173,253	19.2	184.6%	741,326	33.6	370,012	23.4	100.4%
Total capital markets	730,275	70.6	379,336	42.1	92.5%	1,224,098	55.5	750,634	47.4	63.1%

Other	(17,700)	(1.6)	32,218	3.6	N/M	59,833	2.8	41,213	2.6	45.2%

Total Investment Banking and Capital Markets (1) (2)	1,028,832	99.5	859,275	95.3	19.7%	2,177,661	98.8	1,517,522	95.6	43.5%

Asset management fees and revenues	4,576	0.4	5,099	0.6	(10.3)%	16,296	0.7	12,130	0.8	34.3%
Investment return (3) (4)	13,944	1.3	47,526	5.2	(70.7)%	34,783	1.6	79,576	5.0	(56.3)%
Allocated net interest (3) (5)	(12,985)	(1.2)	(10,049)	(1.1)	29.2%	(23,677)	(1.1)	(21,659)	(1.4)	9.3%
Total Asset Management	5,535	0.5	42,576	4.7	(87.0)%	27,402	1.2	70,047	4.4	(60.9)%

Net revenues	$1,034,367	100.0%	$901,851	100.0%	14.7%	$2,205,063	100.0%	$1,587,569	100.0%	38.9%

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)
Includes net interest revenue (expense) of $(0.8) million and $2.1 million for the three and six months ended May 31, 2020, respectively, and $16.4 million and $21.0 million for the three and six months ended May 31, 2019, respectively.

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

(4)
Includes net interest expenses of $7.2 million and $13.6 million for the three and six months ended May 31, 2020, respectively, and $0.6 million and $1.7 million for the three and six months ended May 31, 2019, respectively.

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

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2020	2019		2020	2019

Advisory	$182,081	$178,554	2.0%	$525,239	$359,036	46.3%

Equity underwriting	124,383	108,022	15.1%	256,075	159,359	60.7%
Debt underwriting	81,027	151,511	(46.5)%	198,179	205,288	(3.5)%
Total underwriting	205,410	259,533	(20.9)%	454,254	364,647	24.6%
Other investment banking	(71,234)	9,634	N/M	(85,763)	1,992	N/M
Total investment banking	$316,257	$447,721	(29.4)%	$893,730	$725,675	23.2%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Advisory transactions (1)	35	52	101	96	$23.3	$48.9	$81.0	$101.1
Public and private debt financings	84	159	236	273	43.6	53.7	113.2	81.0
Public and private equity and convertible offerings (2)	50	49	106	70	25.4	17.4	37.2	20.4

(1)
The number of advisory deals completed includes seven and ten restructuring and recapitalization transactions during the three and six months ended May 31, 2020, respectively, and five and nine restructuring and recapitalization transactions during the three and six months ended May 31, 2019, respectively.

(2)
We acted as sole or joint bookrunner on 44 and 100 offerings during the three and six months ended May 31, 2020, respectively, and 47 and 68 offerings during the three and six and May 31, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2020

•
Investment banking revenues for the three months ended May 31, 2020 were $316.3 million, compared with $447.7 million for the three months ended May 31, 2019, reflecting solid performance in mergers, acquisitions and advisory and equity underwriting, offset by lower revenues in debt underwriting and writedowns and reserves from our Jefferies Finance joint venture.

•
Our advisory revenues were $182.1 million, or 2.0% higher than the prior year quarter, and our equity underwriting revenues were 15.1% higher than the prior year quarter. Our results in mergers and acquisitions and equity underwriting were offset by lower revenues in debt underwriting, impacted by less acquisition finance activity and volatile debt markets. From equity and debt underwriting activities, we generated $124.4 million and $81.0 million in revenues, respectively, for the three months ended May 31, 2020, compared with $108.0 million and $151.5 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $71.2 million for the three months ended May 31, 2020, compared with revenues of $9.6 million for the three months ended May 31, 2019. Other investment banking revenues during the three months ended May 31, 2020 include a net loss of $49.7 million from our share of the net earnings of our Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year quarter, primarily due to the impact of COVID-19 on the markets and economy. This compares with net revenues of $25.1 million from our share of the net earnings from our Jefferies Finance joint venture in the prior year quarter. Results in the current year quarter also includes a $9.5 million write-down of a private equity investment. The results in both quarters also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

Six Months Ended May 31, 2020

•
Investment banking revenues for the six months ended May 31, 2020 were $893.7 million for the six months ended May 31, 2020, compared with $725.7 million in the prior year period, reflecting record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting. The prior year period results were also impacted by the severe market downturn in the early part of the prior year period, which heavily muted issuance activity, which was exacerbated by the five-week shutdown of the U.S. Government in late December and January, which further dampened new issue underwriting transactions.

•
Our advisory revenues were a record $525.2 million, up $166.2 million, or 46.3% higher than the prior year period, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the six months ended May 31, 2020 were $454.3 million, an increase of $89.6 million, or 24.6%, from the same period last year, due to record results in equity underwriting and solid performance in debt underwriting, with broad contribution from our sector teams and regional presence. From equity and debt underwriting activities, we generated $256.1 million and $198.2 million in revenues, respectively, for the six months ended May 31, 2020, compared with $159.4 million and $205.3 million in revenues, respectively, in the prior year period.

•
Other investment banking revenues were a loss of $85.8 million for the six months ended May 31, 2020, compared with revenues of $2.0 million for the six months ended May 31, 2019. Other investment banking revenues during the six months ended May 31, 2020 include a net loss of $39.3 million from our share of the net earnings of our Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $23.9 million in the prior year period from our share of the net earnings from our Jefferies Finance joint venture. Other investment banking results during the six months ended May 31, 2020 also includes a $24.5 million write-down of a private equity investment. The results in the six months ended May 31, 2020 and May 31, 2019 also included an aggregate of $39.3 million and $46.5 million, respectively, representing the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Three Months Ended May 31, 2020

•
In May, Greenwich Associates named us as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had recently conducted of more than 75 buy-side institutions evaluating brokers’ performances in providing clients with liquidity, hedging solutions, market color and insights.

•
Total equities net revenues were $237.1 million for the three months ended May 31, 2020, an increase of 15.1%, compared with $206.1 million for the prior year quarter, primarily due to record results in certain of our equities businesses, as a result of increased volumes and client activity, as well as the continued diversification of our business both from a product and geographic perspective. We believe we continued to extend our client franchise as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period.

•
Our results include record net revenues in our International cash equities businesses across both Europe and Asia-Pacific, as well as across every region in our market-leading global electronic trading franchise. We also had record net revenues in our prime brokerage business.

•
Results in our European and Asian cash equities businesses were driven by increased client activity and trading revenue, which is a result of higher market volumes and the expansion we’ve made in advisory and execution capabilities across Asia-Pacific. The record results in our global electronic trading business were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our prime brokerage business also had record quarterly results as the business benefited from the continued growth and expansion of our outsourced trading business. Our equity options business had double-digit growth, driven by improved trading results and higher volatility.

•
Our Americas cash equities business posted lower results driven by trading activity and the COVID-19 related market sell-off, partially offset by higher levels of client activity. Our global convertibles business had lower results driven by trading conditions as a result of the COVID-19 market environment. Results in our Securities Finance business were lower due to reduced trading activity and the overall market environment.

•	The increase in our global equities net revenues was partially offset by higher losses on certain block positions in the current year quarter.
Six Months Ended May 31, 2020

•
Total equities net revenues were a record $482.8 million for the six months ended May 31, 2020, an increase of 26.8%, compared with $380.6 million for the prior year period, primarily due to strong results in most of our equities businesses, as a result of increased market volumes and client activity, higher levels of volatility, and the continued diversification of our business both from a product as well as geographic perspective. We believe we increased our market share in the first quarter of this year and additionally as we were in a position to provide consistent and strong service to our clients throughout this unprecedented period, we continued to extend our client franchise.

•
Our overall results include record net revenues in our International cash equities businesses across both Europe and Asia-Pacific, as well as across every region in our market-leading global electronic trading franchise.

•
Results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market volumes and higher volatility drove an increase in commissions, our results in Asia-Pacific were also driven by our expansion and investment in the region across advisory and execution capabilities. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our equity options business had double-digit growth, driven by higher volatility and improved trading. Our domestic and international convertibles business also had increased growth, driven by strong secondary trading activity, primarily in the U.S., and exceptional strength in the first quarter, globally.

•
The increase and record results in our global equities business was partially offset by lower revenues in our prime services businesses, driven by client activity in prime brokerage and reduced trading activity in our securities finance business due to the impact of COVID-19.

•	The increase and record results in our global equities net revenues was partially offset by higher losses on certain block positions in the current year period.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients; and

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	interest rate derivatives and credit derivatives.
Three Months Ended May 31, 2020

•
Fixed income record net revenues totaled $493.1 million for the three months ended May 31, 2020, an increase of 184.6% from net revenues of $173.3 million for the three months ended May 31, 2019, due to strong trading volumes from the impact of COVID-19 on the markets across many of our fixed income businesses. The following highlights the main components of the results:

◦
Fixed income record net revenues for the three months ended May 31, 2020 were a record in our U.S. and international rates, leveraged credit, Europe and Asia credit, investment grade corporates and emerging markets businesses.

◦
Our U.S. and international rates businesses delivered record net revenues in the current year quarter, primarily due to increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets during the quarter. Our international rates business in the prior year quarter underperformed due to a subdued market environment.

◦
Similarly, our leveraged credit, European and Asian credit and investment grade corporates businesses performed well due to increased client activity, higher levels of volatility and trading opportunities that presented in April and May of the current year quarter as compared with the prior year quarter. Our global emerging markets business similarly benefited in the current year quarter, with government support of the credit markets driving increased trading activity, especially in the latter part of the quarter.

◦
The current year quarter results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in this business due to the impact of COVID-19. Revenues in our U.S. and international securitized markets groups were also lower in the current year quarter due to a decline in demand in the securitization markets for those product classes and trading losses in certain asset classes as credit spreads widened for structured products.

Six Months Ended May 31, 2020

•
Fixed income net revenues totaled a record $741.3 million for the six months ended May 31, 2020, an increase of 100.4% from net revenues of $370.0 million for the six months ended May 31, 2019, primarily due to strong trading volumes, as markets were more active, and the fixed income businesses’ results reflect having successfully managed through the markets’ high level of volatility during the period. The following highlights the main components of the results:

◦
Our U.S. and international rates businesses had record net revenues in the current year period, as there were more trading opportunities in the U.S. treasuries trading market in the first half of the period and increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions due to the impact of COVID-19 in the second half of the period. Our international rates business in the prior year period underperformed as concerns over Brexit and economic challenges in other countries limited trading opportunities in the prior year period.

◦
Similarly, our leveraged credit, European and Asian credit and investment grade corporates businesses performed well due to increased client activity and higher levels of volatility throughout most of the current year period. Our global emerging markets business similarly benefited in the current year period, with more favorable market conditions which drove strong investor demand and an increase in new issuance in certain countries in the first half of the period, while government support of the credit markets drove increased trading activity in the second half of the period.

◦
The current year period results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in this business due to the impact of COVID-19 in the second half of the current year period. Revenues in our U.S. and international securitized markets groups were also lower in the current year period due to a decline in demand in the securitization markets for those product classes and trading losses in certain asset classes as credit spreads widened for structured products.

Other
Other is comprised of revenues from:

•	Berkadia and other investments (other than Jefferies Finance);

•	principal investments in private equity and hedge funds managed by third parties or related parties and are not part of our Leucadia Asset Management platform; and

JEFFERIES GROUP LLC AND SUBSIDIARIES

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).
Three Months Ended May 31, 2020

•
Net revenues from our other business category were a net loss of $17.7 million for the three months ended May 31, 2020, a decrease of $49.9 million compared with net revenues of $32.2 million for the three months ended May 31, 2019.

•
Results in the prior year quarter include net revenues of $25.3 million due to our share of the net income of Berkadia, compared with negligible net revenues in the current year quarter due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

•	The results in the current year quarter also include unrealized net mark-to-market losses related to certain investments compared with mark-to-market gains in the prior year quarter.
Six Months Ended May 31, 2020

•
Net revenues from our other business category totaled $59.8 million for the six months ended May 31, 2020, an increase of $18.6 million compared with net revenues of $41.2 million for the six months ended May 31, 2019.

•
Results in the current year period include gains of $61.5 million from hedges that were bought and sold in February to offset the anticipated severe drop in the equity markets at the end of the first quarter.

•
Results in the current year period also include net revenues of $21.9 million due to our share of the net income of Berkadia, compared with net revenues of $47.9 million in the prior year period, as the second half of the current year period includes the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2020	2019		2020	2019
Asset management fees:
Equities	$1,073	$168	538.7%	$3,947	$2,712	45.5%
Multi-asset	1,164	4,382	(73.4)%	2,694	8,507	(68.3)%
Total asset management fees	2,237	4,550	(50.8)%	6,641	11,219	(40.8)%
Revenue from arrangements with strategic partners (1)	2,339	549	326.0%	9,655	911	959.8%
Total asset management fees and revenues	4,576	5,099	(10.3)%	16,296	12,130	34.3%
Investment return	13,944	47,526	(70.7)%	34,783	79,576	(56.3)%
Allocated net interest	(12,985)	(10,049)	29.2%	(23,677)	(21,659)	9.3%
Total Asset Management	$5,535	$42,576	(87.0)%	$27,402	$70,047	(60.9)%

JEFFERIES GROUP LLC AND SUBSIDIARIES

(1)	These amounts include our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.
Three Months Ended May 31, 2020

•
Asset management net revenues in the three months ended May 31, 2020 were $5.5 million, compared with $42.6 million in the prior year quarter. The decrease was primarily due to lower investment returns in certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy during the current year quarter.

Six Months Ended May 31, 2020

•
Asset management net revenues in the six months ended May 31, 2020 were $27.4 million, compared with $70.0 million in the prior year period. The decrease was due to lower investment returns in certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy during the second half of the current year period, partially offset by higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements. Asset management fees and revenues from arrangements with strategic partners increased from $12.1 million for the prior year period to $16.3 million for the six months ended May 31, 2020.

Assets under Management
Assets under management by predominant asset class were as follows (in millions):

	May 31, 2020	November 30, 2019
Assets under management (1):
Equities	$483	$110
Multi-asset (2)	396	730
Total	$879	$840

(1)
Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. The amounts at May 31, 2020 and November 30, 2019 also include $149 million and $150 million, respectively, of assets under management in a strategy, which represents a net asset value equivalent of an asset management strategy where we earn performance fees. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments or Jefferies Financial Group Inc. (“Jefferies”).

(2)	Subsequent to May 31, 2020, these assets under management are in the process of being liquidated and the funds will be returned to the third-party investors.
Change in assets under management were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Asset under management:
Balance, beginning of period	$924	$1,110	$840	$1,463
Net cash flow in (out)	(19)	(152)	120	(525)
Net market appreciation (depreciation)	(26)	(6)	(81)	14
Balance, end of period	$879	$952	$879	$952
The change in assets under management during the three months ended May 31, 2020 is primarily due to redemptions from certain funds and market depreciation due to the impact of COVID-19 on the markets and economy. The change in assets under management during the six months ended May 31, 2020 is primarily due to new subscriptions and investments from third-parties, partially offset by market depreciation due to the impact of COVID-19 on the markets and economy. The change in assets under management during the three and six months ended May 31, 2019 is primarily due to redemptions from certain funds and separately managed accounts.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Investments
Our asset management business invests directly in hedge funds and separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. Subsequent to May 31, 2020, $78.8 million of the asset management investments included in the table below at May 31, 2020 are in the process of being liquidated due to the wind down of an asset management platform and the liquidation of funds. The following table represents our investments by asset manager (in thousands):

	May 31, 2020	November 30, 2019
Jefferies Group LLC; as manager:
Fund investments (1)	$17,652	$22,695
Separately managed accounts (2)	300,475	344,549
Total	$318,127	$367,244

Jefferies Financial Group Inc.; as manager:
Fund investments	$224,166	$218,109
Separately managed accounts (2)	46,072	43,153
Total	$270,238	$261,262

Third-party as asset manager:
Fund investments (3)	$605,415	$289,930
Separately managed accounts (2)	232,069	266,484
Total	$837,484	$556,414

Total asset management investments (4)	$1,425,849	$1,184,920

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2020 and November 30, 2019, $17.5 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.

(3)	The increase for the six months ended May 31, 2020 was primarily due to an investment in a new fund in the current year period.

(4)
Of the $1,425.8 million total invested in the funds at May 31, 2020, $1,129.8 million was sourced from the proceeds of long-term and permanent capital. At May 31, 2020 and November 30, 2019, we have borrowed $296.0 million and $135.0 million, respectively, under a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A., which is secured by our investment in a fund managed by Jefferies, with a carrying value of $224.2 million and $218.1 million at May 31, 2020 and November 30, 2019, respectively, and our investment in a fund managed by a third-party with a carrying value of $284.7 million at May 31, 2020.

Our asset management investments generated an investment return of $13.9 million and $34.8 million for the three and six months ended May 31, 2020, respectively, and $47.5 million and $79.6 million for the three and six May 31, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2020	2019		2020	2019
Compensation and benefits	$571,547	$477,885	19.6%	$1,206,777	$849,570	42.0%
Non-compensation expenses:
Floor brokerage and clearing fees	77,619	62,474	24.2%	138,199	114,451	20.7%
Technology and communications	95,594	81,645	17.1%	184,778	160,815	14.9%
Occupancy and equipment rental	24,395	29,748	(18.0)%	51,898	58,287	(11.0)%
Business development	8,359	36,349	(77.0)%	38,316	66,904	(42.7)%
Professional services	41,994	38,066	10.3%	86,659	74,993	15.6%
Underwriting costs	12,485	12,823	(2.6)%	30,014	21,398	40.3%
Other	29,506	7,723	282.1%	60,176	23,428	156.9%
Total non-compensation expenses	289,952	268,828	7.9%	590,040	520,276	13.4%
Total non-interest expenses	$861,499	$746,713	15.4%	$1,796,817	$1,369,846	31.2%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

•
Compensation and benefits expense was $571.5 million and $1,206.8 million for the three and six months ended May 31, 2020, respectively, compared with $477.9 million and $849.6 million for the three and six months ended May 31, 2019, respectively, increasing in line with our increase in net revenues. A significant portion of our compensation expense remains highly variable.

•
Compensation and benefits expense as a percentage of Net revenues was 55.3% and 54.7% for the three and six months ended May 31, 2020, respectively, compared with 53.0% and 53.5% for the three and six months ended May 31, 2019, respectively, or 2.3% and 1.2% of net revenues higher, in the three and six month periods, respectively, due to the change in the mix of our net revenues, with higher revenues in our core operating businesses and lower net revenues from our Jefferies Finance joint venture and Other businesses, including our investment in Berkadia.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $84.7 million and $168.5 million for the three and six months ended May 31, 2020, respectively, compared with $73.1 million and $145.8 million for the three and six months ended May 31, 2019, respectively, reflecting our hiring in recent periods.

•
Employee headcount was 3,850 at May 31, 2020 and 3,656 at May 31, 2019. Since May 31, 2019, our headcount increased by 136 employees in Asia over this period, primarily as a result of our expansion in equities in Asia. We also had continued additions in our investment banking and asset management businesses, as well as additions in corporate services due to continued business growth.

•	Refer to Note 15, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
Three Months Ended May 31, 2020

•
Non-compensation expenses were $290.0 million for the three months ended May 31, 2020, an increase of $21.2 million, or 7.9%, compared with $268.8 million in the three months ended May 31, 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses. The increase was also due to higher Technology and communication expenses primarily related to increased market data and connectivity usage and costs associated with the development of various trading systems and costs associated with our move to a largely remote working environment. The increase in Technology and communication expenses also included the acceleration of certain costs related to the wind down of an asset management business. Non-compensation expense also increased due to higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March. The increase in Other expenses also included a write-off of goodwill and intangible assets related to the wind down of the same asset management platform. The increase in non-compensation expenses was partially offset by lower Business development expenses as business travel and hosted events were curtailed due to COVID-19.

•
Non-compensation expenses as a percentage of Net revenues was 28.0% and 29.8% for the three months ended May 31, 2020 and May 31, 2019, respectively, demonstrating the operating leverage inherent in our business.

Six Months Ended May 31, 2020

•
Non-compensation expenses were $590.0 million for the six months ended May 31, 2020, an increase of $69.7 million, or 13.4%, compared with $520.3 million in the six months ended May 31, 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes primarily across our equities businesses, as well as in the fixed income businesses. The increase was also due to higher Technology and communication expenses primarily related to costs associated with the development of various trading systems, increased market data and connectivity usage and costs associated with our move to a largely remote working environment. The increase also included higher Professional services expenses primarily due to an increase in consulting fees and higher Underwriting costs primarily due to an increase in investment banking engagements in the first quarter of the period. Non-compensation expense also increased due to higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March and our donation made to various charities in support of the Australian wildfire relief effort. The increase in Other expenses also included a write-off of goodwill and intangible assets related to the wind down of the same asset management platform. The increase in non-compensation expenses was partially offset by lower Business development expenses as business travel and hosted events were curtailed due to COVID-19.

•
Non-compensation expenses as a percentage of Net revenues was 26.8% and 32.8% for the six months ended May 31, 2020 and May 31, 2019, respectively, demonstrating the operating leverage inherent in our business.

Income Taxes

•
For the three and six months ended May 31, 2020, the provision for income taxes was $44.0 million and $108.0 million, respectively, equating to an effective tax rate of 25.4% and 26.5%, respectively. For the three and six months ended May 31, 2019, the provision for income taxes was $45.3 million and $61.5 million, respectively, equating to an effective tax rate of 29.2% and 28.3%, respectively.

•
The decrease in the effective tax rate for the three and six months ended May 31, 2020, as compared to the prior year periods, is primarily related to benefits for revaluing our U.K. deferred tax asset that were recorded during the current year quarter.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Goodwill
At May 31, 2020, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,637.1 million (3.6% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2019.
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
The carrying values of goodwill by reporting unit at May 31, 2020 are as follows: $562.9 million in Investment Banking, $159.8 million in Equities and Wealth Management, $914.0 million in Fixed Income and $0.4 million in Asset Management. Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for details on the write-off of certain goodwill and intangible assets related to the wind down of an asset management platform.
During the three months ended May 31, 2020, COVID-19 broadly impacted the global operating environment, including a contraction in economic activity and significant volatility in the financial markets. Given the significance of this event and its adverse impact on the global economic outlook and market valuations, particularly in March 2020, we performed an interim test of goodwill for impairment at May 31, 2020. The results of our assessment at May 31, 2020 indicated that all our reporting units had a fair value in excess of their respective carrying amounts based on current projections. Additionally, the interim test indicated that the fair values of our Fixed Income and Equities and Wealth Management reporting units exceeded their carrying values by 15% or more. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are significant components of the valuation, and come with a level of uncertainty regarding trading volumes, capital market transaction levels and the expected growth prospects for certain business lines. The impact of COVID-19 also remains uncertain and increases the subjectivity involved in our forecasts and other assumptions used in evaluating our goodwill for potential impairment. At May 31, 2020, our Investment Banking reporting unit is the most sensitive to the forecast assumptions used in our market approach valuation. Declines from our estimated level of client transaction activity and variability in the timing of such activity assumed in our forecasts, both of which are affected by our economic outlook, could cause a decline in the estimated fair value of our Investment Banking reporting unit, which could result in an impairment of a portion of our goodwill.
Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Liquidity, Financial Condition and Capital Resources
Our Interim CFO and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.
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
During the three months ended May 31, 2020, the global capital markets experienced a higher level of stress due to the COVID-19 pandemic. Higher volumes and price volatility led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. Margin requirements moderated as the quarter progressed, but remain elevated relative to pre-COVID-19 markets. Operational friction has been reduced, as the counterparties have adapted to a work from home environment.
During the second quarter, we increased the frequency and timing of our daily reporting for excess liquidity, cash and capital usage and excess secured funding capacity. We worked closely with the business units and management to closely monitor fails, exchange margin requirements and all changes to secured funding arrangements. During the quarter, our business units generally operated within defined balance sheet and capital limits. These limits and results were reported to senior management on a daily basis during the height of the stress period.
We were in regular dialogue during the quarter with all regulatory bodies and all three rating agencies. On April 14, 2020, Standard and Poor’s (“S&P”) affirmed our rating of BBB, but revised our rating outlook and the rating outlooks of our principal operating broker-dealers from stable to negative. On April 15, 2020, Moody’s Investors Service (“Moody’s”) affirmed our rating of Baa3 and our rating outlook of stable.
In general, the liquidity outflows experienced during the peak of the market stress were well within the assumptions of our liquidity stress model, or Maximum Liquidity Outflow (“MLO”). Due to increased volumes and heightened volatility in March, we experienced outsized margin requirements on some exchanges. Based on that experience, we increased the stress liquidity buffer during the quarter for the affected exchanges on a go forward basis.
Our secured funding model operated efficiently during this stress period. Some counterparties exited secured funding trades and were replaced with new counterparties or with excess capacity from existing lenders. We have tracked all changes in secured funding haircuts by product and have adjusted capital assumptions as needed. During this time, we extended the term of our secured funding arrangements and created additional funding capacity for various product groups. The weighted average maturity of our secured funding at May 31, 2020 increased by approximately 35 days as compared to the weighted average maturity at February 29, 2020. Our U.S. broker-dealer, Jefferies LLC, as a primary dealer, has access to the Federal Reserve’s Primary Dealer Credit Facility (“PDCF”). During the three months ended May 31, 2020, Jefferies LLC accessed the PDCF for up to $50.0 million. The amount drawn under the facility at May 31, 2020 was $8.0 million.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	May 31, 2020	November 30, 2019	% Change
Total assets	$45,084.4	$43,516.1	3.6%
Cash and cash equivalents	5,251.9	5,567.9	(5.7)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	668.9	796.8	(16.1)%
Financial instruments owned	18,124.9	16,363.4	10.8%
Financial instruments sold, not yet purchased	9,645.8	10,532.5	(8.4)%
Total Level 3 assets	412.8	332.2	24.3%

Securities borrowed	$6,457.0	$7,624.6	(15.3)%
Securities purchased under agreements to resell	4,284.1	4,299.6	(0.4)%
Total securities borrowed and securities purchased under agreements to resell	$10,741.1	$11,924.2	(9.9)%

Securities loaned	$1,941.5	$1,525.1	27.3%
Securities sold under agreements to repurchase	8,631.1	7,504.7	15.0%
Total securities loaned and securities sold under agreements to repurchase	$10,572.6	$9,029.8	17.1%
Total assets at May 31, 2020 and November 30, 2019 were $45.1 billion and $43.5 billion, respectively, an increase of 3.6%. During the three and six months ended May 31, 2020, average total assets were approximately 25.3% and 24.1% higher, respectively, than total assets at May 31, 2020.
Our total Financial instruments owned inventory was $18.1 billion at May 31, 2020, an increase of 10.8%, from $16.4 billion at November 30, 2019, respectively. During the six months ended May 31, 2020, our total Financial instruments owned inventory increased primarily due to an increase in sovereign obligations, mortgage-backed and other asset-backed securities, corporate debt securities and investments at fair value, partially offset by decreases in government and federal agency obligations and municipal securities. Financial instruments sold, not yet purchased inventory was $9.6 billion at May 31, 2020, a decrease of 8.4% from $10.5 billion at November 30, 2019, with the decrease primarily driven by decreases in corporate equity securities and sovereign obligations, partially offset by increases in government and federal agency obligations. Our overall net inventory position was $8.5 billion and $5.8 billion at May 31, 2020 and November 30, 2019, respectively, with the increases primarily in corporate equity and corporate debt securities, sovereign obligations and mortgage-backed and other asset-backed securities, partially offset by decreases in government and federal agency obligations. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 2.3% and 1.9% at May 31, 2020 and November 30, 2019, respectively. The increase in our total Level 3 Financial instruments owned at May 31, 2020 as compared to November 30, 2019 is reflective of the reduced pricing transparency experienced for certain financial assets during the quarter given the disruptive market impact of COVID-19.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell decreased by 9.9% from November 30, 2019 to May 31, 2020, primarily due to decreases in our matched book transactions and firm financing of our inventory. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 17.1% from November 30, 2019 to May 31, 2020, primarily due to an increase in firm financing of our inventory, partially offset by a decrease in our matched book transactions. Our average month end balance of total reverse repos and stock borrows during the three and six months ended May 31, 2020 were 47.8% and 58.2% higher, respectively, than the May 31, 2020 balance. Our average month end balance of total repos and stock loans during the three and six months ended May 31, 2020 were 53.0% and 57.5% higher, respectively, than the May 31, 2020 balance.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2020	Year Ended November 30, 2019
Securities Purchased Under Agreements to Resell:
Period end	$4,284	$4,300
Month end average	8,488	7,762
Maximum month end	12,061	11,589
Securities Sold Under Agreements to Repurchase:
Period end	$8,631	$7,505
Month end average	14,631	14,686
Maximum month end	18,979	19,654
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		May 31, 2020	November 30, 2019
Total assets		$45,084,417	$43,516,115

Total equity		$6,429,778	$6,129,747

Total Jefferies Group LLC member’s equity		$6,412,180	$6,125,472
Deduct:	Goodwill and intangible assets	(1,800,327)	(1,814,141)
Tangible Jefferies Group LLC member’s equity		$4,611,853	$4,311,331

Leverage ratio (1)		7.0	7.1
Tangible gross leverage ratio (2)		9.4	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.1 billion at May 31, 2020 exceeded our cash capital requirements.
MLO. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity crisis, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate an MLO that could be experienced in a liquidity crisis. MLO is based on a scenario that includes both a market-wide stress and firm-specific stress, characterized by some or all of the following elements:

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
The following are the critical modeling parameters of the MLO:

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
The calculation of our MLO under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:

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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2020, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix. As a result of the experience and knowledge we gathered during the COVID-19 stress period, beginning in February 2020, we have adjusted certain assumptions in our MLO scenarios.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2020	Average Balance Three Months ended May 31, 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,105,499	$2,236,977	$983,816
Money market investments (2)	4,146,370	2,140,959	4,584,087
Total cash and cash equivalents	5,251,869	4,377,936	5,567,903
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	998,216	940,165	972,624
Other (4)	292,311	384,885	377,296
Total other sources	1,290,527	1,325,050	1,349,920
Total cash and cash equivalents and other liquidity sources	$6,542,396	$5,702,986	$6,917,823
Total cash and cash equivalents and other liquidity sources as % of Total assets	14.5%		15.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	15.1%		16.6%

(1)	Average balances are calculated based on weekly balances.

(2)
At May 31, 2020 and November 30, 2019, $4,134.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $12.4 million and $87.4 million at May 31, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended May 31, 2020 was $2,113.3 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2020, we had the ability to readily obtain repurchase financing for 72.7% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2020 and November 30, 2019 (in thousands):

	May 31, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,399,326	$252,313	$2,403,589	$256,624
Corporate debt securities	2,436,108	44,895	1,893,605	29,412
U.S. government, agency and municipal securities	2,305,139	101,566	2,894,264	151,414
Other sovereign obligations	3,363,870	929,339	2,633,636	969,800
Agency mortgage-backed securities (1)	2,169,220	—	1,757,077	—
Loans and other receivables	508,383	—	655,120	—
Total	$13,182,046	$1,328,113	$12,237,291	$1,407,250

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
Average liquid financial instruments were $17.3 billion and $16.5 billion for the three and six months ended May 31, 2020, respectively, and $15.2 billion and $16.3 billion for the three and twelve months ended November 30, 2019, respectively. Average unencumbered liquid financial instruments were $1.3 billion and $1.4 billion for the three and six months ended May 31, 2020, respectively, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2019, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 71.4% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at May 31, 2020.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes totaled $656.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $642.9 million and $566.6 million for the three and six months ended May 31, 2020, respectively.
Our short-term borrowings include the following facilities:

•
Credit Facility. One of our subsidiaries has a Credit Facility with JPMorgan Chase Bank, N.A. for a committed amount of $296.0 million. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At May 31, 2020, we were in compliance with all debt covenants under the Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At May 31, 2020, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2020, the outstanding notes were $2.1 billion, bear interest at a spread over LIBOR and mature from June 2020 to May 2022.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Total Long-Term Capital
At May 31, 2020 and November 30, 2019, we had total long-term capital of $12.1 billion and $12.3 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.88:1 and 1.01:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at May 31, 2020 and November 30, 2019 was as follows (in thousands):

	May 31, 2020	November 30, 2019
Long-Term Debt (1)	$5,671,927	$6,213,648
Total Equity	6,429,778	6,129,747
Total Long-Term Capital	$12,101,705	$12,343,395

(1)
Long-term debt at May 31, 2020 excludes $765.9 million of our 6.875% Senior Notes, as these notes mature on April 15, 2021, $189.4 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2019 excludes $550.6 million of our 2.375% Euro Medium Term Notes, as these notes matured on May 20, 2020, $189.1 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan.

Long-Term Debt
During the six months ended May 31, 2020, long-term debt decreased $326.1 million primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes and changes in instrument specific credit risk related to our structured notes, partially offset by approximately $191.3 million structured notes issuances, net of retirements, and a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023. At May 31, 2020, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at May 31, 2020 was $1,245.5 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At May 31, 2020, borrowings under the Revolving Credit Facility amounted to $189.4 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at May 31, 2020, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2020, we were in compliance with all covenants under the Loan and Security Agreement.
At May 31, 2020, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 9.5 years.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our long-term debt ratings at May 31, 2020 are as follows:

	Rating	Outlook
Moody’s (1)	Baa3	Stable
S&P (2)	BBB	Negative
Fitch Ratings	BBB	Stable

(1)	On April 15, 2020, Moody’s affirmed our rating of Baa3 and rating outlook of stable.

(2)	On April 14, 2020, S&P affirmed our rating of BBB and revised our rating outlook from stable to negative.
At May 31, 2020, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa2	Stable	Baa2	Stable
S&P (2)	BBB+	Negative	BBB+	Negative

(1)	On April 15, 2020, Moody’s affirmed our rating of Baa2 and rating outlook of stable on Jefferies LLC and Jefferies International Limited.

(2)	On April 14, 2020, S&P affirmed our rating of BBB+ and revised our rating outlook from stable to negative on Jefferies LLC and Jefferies International Limited.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $81.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2019, the $286.7 million increase to total Jefferies Group LLC member’s equity at May 31, 2020 is primarily attributed to net earnings and Other comprehensive income recognized as a result of changes in the fair value of our issued structured notes due to changes in instrument specific credit risk, partially offset by distributions to Jefferies. During the three and six months ended May 31, 2020, we recognized losses due to foreign currency translation adjustments of $37.6 million, the majority of which is due to our £844.1 million investment in our London subsidiaries at May 31, 2020. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES

During the six months ended May 31, 2020, we paid distributions of $12.6 million to Jefferies, based on our results for the three months ended November 30, 2019. At May 31, 2020, we have accrued a distribution payable of $152.1 million, based on our results for the six months ended May 31, 2020.
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
At May 31, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,507,685	$1,430,678
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
The U.K. formally withdrew from the European Union (“EU”) on January 31, 2020 and entered a transition period that is scheduled to expire on December 31, 2020. During the transition period, existing arrangements between the U.K. and EU will remain in place while the U.K. and EU seek to negotiate a free trade agreement that will govern their future trading relationship. We have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized MiFID investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. The new entity started trading in 2019 with EU clients with further clients migrating throughout 2020, and our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2020, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at May 31, 2020. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$765.9	$769.4	$575.4	$4,327.1	$6,437.8
Revolving credit facility (1)	—	189.4	—	—	—	189.4
Secured bank loan (1)	—	50.0	—	—	—	50.0
Interest payment obligations on long-term debt (2)	174.7	284.3	479.4	420.5	1,616.7	2,975.6
Total	$174.7	$1,289.6	$1,248.8	$995.9	$5,943.8	$9,652.8

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at May 31, 2020.

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
Our average daily VaR increased to $9.16 million for the three months ended May 31, 2020 from $7.39 million for the three months ended February 29, 2020. The VaR increase was primarily driven by increased market volatility due to the rapid spread of the global COVID-19 outbreak, partially offset by an increase in the diversification benefit across asset classes and business divisions. Interest rate VaR was higher due to increased market volatility, while equity price VaR was lower as de-risking and hedging more than offset the impact of increased market moves.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at May 31, 2020				VaR at February 29, 2020
		Daily VaR for the Three Months Ended May 31, 2020				Daily VaR for the Three Months Ended February 29, 2020
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$10.34	$9.31	$12.50	$5.96	$5.91	$4.81	$7.01	$3.93
Equity Prices	8.69	5.89	9.30	3.68	6.13	6.79	8.54	4.34
Currency Rates	0.21	0.20	0.39	0.10	0.39	0.29	0.69	0.13
Commodity Prices	1.18	0.64	1.18	0.28	0.66	0.84	1.30	0.49
Diversification Effect (2)	(10.25)	(6.88)	N/A	N/A	(6.44)	(5.34)	N/A	N/A
Firmwide	$10.17	$9.16	$10.81	$6.81	$6.65	$7.39	$10.51	$5.02

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2020, results of the evaluation at the aggregate level demonstrated eight days when the net trading loss exceeded the 95% one day VaR, as the rapid spread of the global COVID-19 outbreak resulted in extreme market volatility across asset classes.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters with the increase in the beginning of the three months ended August 31, 2019 due to an equity block position.
Daily Net Trading Revenue
There were 11 days with trading losses out of a total of 63 trading days in the three months ended May 31, 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2020 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2020 (in thousands):

10% Sensitivity
Investment in funds (1)	$94,507
Private investments	21,680
Corporate debt securities in default	7,201
Trade claims	3,242

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.7 million at May 31, 2020, which is included in other comprehensive income.
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
Current counterparty credit exposures at May 31, 2020 and November 30, 2019 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
AAA Range	$—	$—	$0.6	$1.5	$—	$—	$0.6	$1.5	$4,146.4	$4,584.1	$4,147.0	$4,585.6
AA Range	47.5	45.2	81.2	43.0	4.5	3.7	133.2	91.9	4.2	5.3	137.4	97.2
A Range	0.3	1.1	561.9	531.9	87.3	152.4	649.5	685.4	1,100.4	976.3	1,749.9	1,661.7
BBB Range	250.1	250.2	118.7	140.9	21.0	48.3	389.8	439.4	0.8	1.6	390.6	441.0
BB or Lower	46.5	15.0	6.6	6.6	255.9	154.1	309.0	175.7	0.1	—	309.1	175.7
Unrated	182.8	94.2	—	—	—	6.8	182.8	101.0	—	0.6	182.8	101.6
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$49.7	$50.5	$0.1	$0.3	$64.8	$65.8	$157.8	$100.4	$222.6	$166.2
Europe	0.1	—	325.6	324.1	72.5	101.1	398.2	425.2	126.3	74.1	524.5	499.3
North America	512.1	390.7	393.7	349.3	296.1	263.9	1,201.9	1,003.9	4,967.8	5,393.4	6,169.7	6,397.3
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019	May 31, 2020	November 30, 2019
Asset Managers	$2.5	$—	$—	$1.7	$—	$—	$2.5	$1.7	$4,146.4	$4,584.1	$4,148.9	$4,585.8
Banks, Broker-dealers	250.4	250.7	589.9	526.7	115.3	206.8	955.6	984.2	1,105.5	983.8	2,061.1	1,968.0
Corporates	113.1	81.3	—	—	247.6	154.4	360.7	235.7	—	—	360.7	235.7
Other	161.2	73.7	179.1	195.5	5.8	4.1	346.1	273.3	—	—	346.1	273.3
Total	$527.2	$405.7	$769.0	$723.9	$368.7	$365.3	$1,664.9	$1,494.9	$5,251.9	$5,567.9	$6,916.8	$7,062.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure. The following tables reflect our top exposure at May 31, 2020 and November 30, 2019 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,676.3	$(882.6)	$(303.9)	$—	$—	$0.4	$—	$490.2	$490.2
Netherlands	576.3	(199.6)	1.0	—	4.2	0.1	—	382.0	382.0
United Kingdom	351.0	(179.2)	(36.0)	0.1	76.9	12.0	107.1	224.8	331.9
Germany	352.3	(268.2)	112.0	—	66.8	8.2	13.5	271.1	284.6
Japan	150.6	(127.3)	168.1	—	21.4	—	15.4	212.8	228.2
Canada	155.1	(94.3)	8.6	—	38.6	22.7	1.1	130.7	131.8
Hong Kong	19.3	(15.5)	—	—	0.2	0.1	104.0	4.1	108.1
Switzerland	97.9	(57.5)	—	—	37.2	2.6	4.5	80.2	84.7
China	354.7	(267.9)	(22.3)	—	—	—	—	64.5	64.5
Luxembourg	94.4	(49.3)	—	—	0.7	—	—	45.8	45.8
Total	$3,827.9	$(2,141.4)	$(72.5)	$0.1	$246.0	$46.1	$245.6	$1,906.2	$2,151.8

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2
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
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have restricted business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We implemented our Business Continuity Planning plan and have largely moved to a remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A sustained and continuing market downturn could lead to or exacerbate declines in the number of securities transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.
Revenues from our asset management businesses have been and may continue to be negatively impacted by declining securities prices, as well as widely fluctuating securities prices. Because our asset management businesses hold long and short positions in equity and debt securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from asset management.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of May 31, 2020 and November 30, 2019; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements.

104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 9, 2020	By:	/s/ Teresa S. Gendron
Teresa S. Gendron Interim Chief Financial Officer (duly authorized officer)