Form 10-Q
period 2020-08-31
Jefferies Group LLC
filed 2020-10-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2020	November 30, 2019
ASSETS
Cash and cash equivalents (includes $629 and $1,154 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	$6,749,706	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	986,117	796,797
Financial instruments owned, at fair value (includes securities pledged of $12,793,080 and $12,058,522 at August 31, 2020 and November 30, 2019, respectively; and $3,573 and $339 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	17,555,720	16,363,374
Loans to and investments in related parties	892,987	944,509
Securities borrowed	7,268,413	7,624,642
Securities purchased under agreements to resell (includes $0 and $25,000 at fair value at August 31, 2020 and November 30, 2019, respectively)	5,327,391	4,299,598
Securities received as collateral, at fair value	4,413	9,500
Receivables:
Brokers, dealers and clearing organizations ($13,502 and $0 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	2,748,993	3,007,949
Customers	956,821	1,490,876
Fees, interest and other	350,261	323,067
Premises and equipment	863,522	350,433
Goodwill	1,644,044	1,643,599
Other assets ($150 and $0 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	1,312,060	1,093,868
Total assets	$46,660,448	$43,516,115
LIABILITIES AND EQUITY
Short-term borrowings (includes $21,829 and $20,981 at fair value at August 31, 2020 and November 30, 2019, respectively)	$805,381	$548,490
Financial instruments sold, not yet purchased, at fair value ($2,094 and $0 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	10,994,445	10,532,460
Collateralized financings:
Securities loaned	1,929,737	1,525,140
Securities sold under agreements to repurchase	7,258,972	7,504,670
Other secured financings (includes $3,402 at fair value at August 31, 2020; and $2,788,316 and $2,465,800 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	2,791,718	2,467,819
Obligation to return securities received as collateral, at fair value	4,413	9,500
Payables:
Brokers, dealers and clearing organizations	2,546,494	2,555,178
Customers	3,936,811	3,808,609
Lease liabilities	573,563	—
Accrued expenses and other liabilities (includes $1,493 and $1,546 at August 31, 2020 and November 30, 2019, respectively, related to consolidated VIEs)	2,326,026	1,431,144
Long-term debt (includes $1,522,105 and $1,215,285 at fair value at August 31, 2020 and November 30, 2019, respectively)	6,988,434	7,003,358
Total liabilities	40,155,994	37,386,368
EQUITY
Member’s paid-in capital	6,615,771	6,329,677
Accumulated other comprehensive income (loss):
Currency translation adjustments	(142,080)	(179,378)
Changes in instrument specific credit risk	19,586	(18,889)
Additional minimum pension liability	(5,939)	(6,079)
Available-for-sale securities	552	141
Total accumulated other comprehensive loss	(127,881)	(204,205)
Total Jefferies Group LLC member’s equity	6,487,890	6,125,472
Noncontrolling interests	16,564	4,275
Total equity	6,504,454	6,129,747
Total liabilities and equity	$46,660,448	$43,516,115
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues:
Commissions and other fees	$204,313	$171,003	$627,115	$493,843
Principal transactions	560,665	148,873	1,399,850	632,002
Investment banking	615,837	412,533	1,595,330	1,128,216
Asset management fees and revenues	6,772	4,220	23,068	16,350
Interest	195,960	383,596	702,569	1,163,022
Other	11,526	21,406	(6,020)	77,563
Total revenues	1,595,073	1,141,631	4,341,912	3,510,996
Interest expense	211,629	364,472	753,405	1,146,268
Net revenues	1,383,444	777,159	3,588,507	2,364,728
Non-interest expenses:
Compensation and benefits	725,555	411,936	1,932,332	1,261,506
Non-compensation expenses:
Floor brokerage and clearing fees	66,744	54,247	204,943	168,698
Technology and communications	102,635	86,649	287,413	247,464
Occupancy and equipment rental	27,053	29,300	78,951	87,587
Business development	7,637	36,526	45,953	103,430
Professional services	41,173	42,379	127,832	117,372
Underwriting costs	29,071	14,647	59,085	36,045
Other	20,175	18,400	80,351	41,828
Total non-compensation expenses	294,488	282,148	884,528	802,424
Total non-interest expenses	1,020,043	694,084	2,816,860	2,063,930
Earnings before income taxes	363,401	83,075	771,647	300,798
Income tax expense	95,870	18,250	203,855	79,789
Net earnings	267,531	64,825	567,792	221,009
Net earnings (loss) attributable to noncontrolling interests	(531)	(143)	(4,397)	140
Net earnings attributable to Jefferies Group LLC	$268,062	$64,968	$572,189	$220,869
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net earnings	$267,531	$64,825	$567,792	$221,009
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	74,960	(28,023)	37,438	(34,208)
Changes in instrument specific credit risk (2)	(133,259)	5,889	38,475	26,533
Cash flow hedges (3)	—	—	—	(470)
Unrealized gain (loss) on available-for-sale securities (4)	(22)	198	411	577
Total other comprehensive income (loss), net of tax (5)	(58,321)	(21,936)	76,324	(7,568)
Comprehensive income	209,210	42,889	644,116	213,441
Net earnings (loss) attributable to noncontrolling interests	(531)	(143)	(4,397)	140
Comprehensive income attributable to Jefferies Group LLC	$209,741	$43,032	$648,513	$213,301

(1)
The amounts include income tax expenses of approximately $(25.6) million and $(13.7) million during the three and nine months ended August 31, 2020, respectively, and income tax benefits of $8.9 million and $10.6 million during the three and nine months ended August 31, 2019, respectively.

(2)
The amounts include income tax benefits (expenses) of approximately $45.5 million and $(13.1) million during the three and nine months ended August 31, 2020, respectively, and income tax expenses of approximately $2.0 million and $9.0 million for the three and nine months ended August 31, 2019, respectively. The amounts during the three and nine months ended August 31, 2020 also include net gains (losses) of $0.6 million and $(0.9) million, respectively, net of income tax (expenses) benefits of $(0.2) million and $0.3 million, respectively, related to changes in instrument specific risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings. The amount during the nine months ended August 31, 2019 also includes a net gain of $0.5 million, net of taxes of $0.2 million, related to changes in instrument specific risk, which was reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.

(3)
The amount during the nine months ended August 31, 2019 includes income tax benefits of $0.2 million. Cash flow hedge losses of $0.5 million were reclassified to Other revenues within the Consolidated Statement of Earnings.

(4)	The amounts include income tax expenses of $0.2 million during the nine months ended August 31, 2020, and income tax expense of $0.2 million during the nine months ended August 31, 2019.

(5)	None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Member’s paid-in capital:
Balance, beginning of period	$6,481,740	$6,354,613	$6,329,677	$6,376,662
Net earnings attributable to Jefferies Group LLC	268,062	64,968	572,189	220,869
Distributions to Jefferies Financial Group Inc.	(134,031)	(32,484)	(286,095)	(210,434)
Balance, end of period	$6,615,771	$6,387,097	$6,615,771	$6,387,097
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(69,560)	$(181,801)	$(204,205)	$(196,169)
Currency translation adjustments and other	74,960	(28,023)	37,438	(34,208)
Changes in instrument specific credit risk	(133,259)	5,889	38,475	26,533
Cash flow hedges	—	—	—	(470)
Unrealized gain (loss) on available-for-sale securities	(22)	198	411	577
Balance, end of period	$(127,881)	$(203,737)	$(127,881)	$(203,737)
Total Jefferies Group LLC member’s equity	$6,487,890	$6,183,360	$6,487,890	$6,183,360
Noncontrolling interests:
Balance, beginning of period	$17,598	$6,313	$4,275	$1,911
Net earnings (loss) attributable to noncontrolling interests	(531)	(143)	(4,397)	140
Contributions	1,000	—	18,405	6,600
Distributions	(1,503)	—	(1,719)	(2,481)
Balance, end of period	$16,564	$6,170	$16,564	$6,170
Total equity	$6,504,454	$6,189,530	$6,504,454	$6,189,530

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$567,792	$221,009
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	49,450	24,626
Goodwill impairment	3,000	—
(Income) loss on loans to and investments in related parties	25,524	(71,615)
Distributions received on investments in related parties	35,949	126,504
Other adjustments	218,431	81,362
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(20,955)	(153)
Receivables:
Brokers, dealers and clearing organizations	265,354	268,337
Customers	534,057	330,869
Fees, interest and other	(25,628)	(27,007)
Securities borrowed	382,907	(1,410,295)
Financial instruments owned	(1,115,993)	(102,577)
Securities purchased under agreements to resell	(979,989)	(1,772,192)
Other assets	(235,829)	(74,840)
Payables:
Brokers, dealers and clearing organizations	(16,565)	(169,021)
Customers	128,167	422,840
Securities loaned	387,692	387,016
Financial instruments sold, not yet purchased	366,626	921,282
Securities sold under agreements to repurchase	(260,144)	(346,031)
Accrued expenses and other liabilities	835,964	(323,548)
Net cash provided by (used in) operating activities	1,145,810	(1,513,434)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,338,499)	(26,849)
Capital distributions from investments and repayments of loans from related parties	1,328,392	24,629
Net payments on premises and equipment	(82,651)	(71,392)
Net cash used in investing activities	(92,758)	(73,612)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2020	2019
Cash flows from financing activities:
Proceeds from short-term borrowings	1,563,800	1,418,000
Payments on short-term borrowings	(1,269,851)	(1,221,000)
Proceeds from issuance of long-term debt, net of issuance costs	521,170	908,332
Repayment of long-term debt	(675,909)	(756,614)
Distributions to Jefferies Financial Group Inc.	(164,644)	(208,647)
Net proceeds from other secured financings	323,899	939,953
Net change in bank overdrafts	(37,758)	(9,028)
Proceeds from contributions of noncontrolling interests	18,405	6,600
Payments on distributions to noncontrolling interests	(1,719)	(2,481)
Net cash provided by financing activities	277,393	1,075,115
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19,723	(18,243)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,350,168	(530,174)
Cash, cash equivalents and restricted cash at beginning of period	6,329,712	5,819,027
Cash, cash equivalents and restricted cash at end of period	$7,679,880	$5,288,853

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$834,180	$1,205,380
Income taxes, net	56,906	72,925
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	August 31, 2020	November 30, 2019
Cash and cash equivalents	$6,749,706	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	930,174	761,809
Total cash, cash equivalents and restricted cash	$7,679,880	$6,329,712
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
During the nine months ended August 31, 2020, other than the following, there were no significant changes made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (the “new lease standard”) on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Refer to Note 3, Accounting Developments, and Note 13, Leases, for further information.

Note 3. Accounting Developments
Accounting Standards to be Adopted in Future Periods
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional exceptions for applying U.S. GAAP to  contracts, hedge accounting relationships or other transactions affected by reference rate reform. The optional exceptions can be elected through December 31, 2022. We are currently evaluating the impact of applying the optional exceptions on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $920.3 million and $570.3 million at August 31, 2020 and November 30, 2019, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,446,810	$63,256	$77,830	$—	$2,587,896
Corporate debt securities	—	2,720,581	23,269	—	2,743,850
Collateralized debt obligations and collateralized loan obligations	—	68,287	27,936	—	96,223
U.S. government and federal agency securities	3,164,472	92,036	—	—	3,256,508
Municipal securities	—	358,292	—	—	358,292
Sovereign obligations	1,686,522	877,334	—	—	2,563,856
Residential mortgage-backed securities	—	975,166	28,317	—	1,003,483
Commercial mortgage-backed securities	—	1,091,406	4,663	—	1,096,069
Other asset-backed securities	—	48,734	63,337	—	112,071
Loans and other receivables	—	2,112,437	105,434	—	2,217,871
Derivatives	2,897	2,060,960	52,195	(1,611,815)	504,237
Investments at fair value	—	45,156	49,881	—	95,037
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,300,701	$10,513,645	$432,862	$(1,611,815)	$16,635,393
Securities received as collateral	$4,413	$—	$—	$—	$4,413

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,295,391	$12,533	$4,367	$—	$2,312,291
Corporate debt securities	—	1,448,558	148	—	1,448,706
U.S. government and federal agency securities	2,722,907	—	—	—	2,722,907
Sovereign obligations	1,452,399	1,096,176	—	—	2,548,575
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,432,113	46,594	—	1,478,707
Derivatives	1,031	2,207,254	74,620	(1,799,681)	483,224
Total financial instruments sold, not yet purchased	$6,471,728	$6,196,634	$125,764	$(1,799,681)	$10,994,445
Short-term borrowings	$—	$21,829	$—	$—	$21,829
Other secured financings	$—	$—	$3,402	$—	$3,402
Obligation to return securities received as collateral	$4,413	$—	$—	$—	$4,413
Long-term debt	$—	$891,845	$630,260	$—	$1,522,105

(1)	Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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

•
Equity Warrants: Non-exchange-traded equity warrants are measured primarily using prices observed from recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and can be measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

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

Commercial Mortgage-Backed Securities

•
Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$322,020	$—
Equity Funds (3)	23,586	11,442
Commodity Funds (4)	16,204	—
Multi-asset Funds (5)	558,452	—
Other Funds (6)	65	—
Total	$920,327	$11,442

	November 30, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	27,952	12,108
Commodity Funds (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$570,310	$12,108

(1)	Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.

(2)
This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both August 31, 2020 and November 30, 2019, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

(3)
At August 31, 2020 and November 30, 2019, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to eight years.

(4)	This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.

(5)
This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2020 and November 30, 2019, investments representing approximately 58% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.

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
Other Secured Financings
Other secured financings that are accounted for at fair value are classified within Level 3 of the fair value hierarchy. Fair value is based on estimates of future cash flows incorporating assumptions regarding recovery rates.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2020 (in thousands):

	Three Months Ended August 31, 2020
	Balance at May 31, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2020	For instruments still held at August 31, 2020 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$76,100	$(588)	$699	$—	$—	$—	$1,619	$77,830	$(588)	$—
Corporate debt securities	25,178	(889)	4	(394)	—	—	(630)	23,269	(881)	—
CDOs and CLOs	23,139	3,796	39	(7,539)	(2,075)	—	10,576	27,936	385	—
RMBS	22,339	1,240	—	—	(774)	—	5,512	28,317	1,262	—
CMBS	4,461	202	—	—	—	—	—	4,663	198	—
Other ABS	86,062	(1,585)	3,313	—	(7,442)	—	(17,011)	63,337	(5,101)	—
Loans and other receivables	68,429	8,302	18,492	(13,897)	(355)	—	24,463	105,434	8,633	—
Investments at fair value	63,959	(3,257)	2,182	—	(13,003)	—	—	49,881	(4,406)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,190	$(12)	$—	$—	$—	$—	$189	$4,367	$12	$—
Corporate debt securities	163	(15)	—	—	—	—	—	148	15	—
CMBS	140	—	(140)	35	—	—	—	35	—	—
Loans	10,674	6,636	(23,001)	3,558	—	—	48,727	46,594	(6,591)	—
Net derivatives (2)	45,131	(12,175)	(1,404)	13,089	(648)	—	(21,568)	22,425	12,007	—
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617	—
Long-term debt	497,040	130,463	—	—	—	5,749	(2,992)	630,260	(42,163)	(88,300)

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
Analysis of Level 3 Assets and Liabilities for the three months ended August 31, 2020
During the three months ended August 31, 2020, transfers of assets of $64.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans and other receivables of $31.8 million, CDOs and CLOs of $19.5 million, Other ABS of $5.8 million and RMBS of $5.5 million due to reduced pricing transparency.
During the three months ended August 31, 2020, transfers of assets of $39.9 million from Level 3 to Level 2 are primarily attributed to:

•	Other ABS of $22.9 million, CDOs and CLOs of $8.9 million and Loans and other receivables of $7.4 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended August 31, 2020, transfers of liabilities of $54.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Loans of $50.1 million and Net derivatives of $4.1 million due to reduced pricing and market transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three months ended August 31, 2020, transfers of liabilities of $30.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $25.6 million and structured notes of $3.0 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $7.2 million and net losses on Level 3 liabilities were $124.3 million for the three months ended August 31, 2020. Net gains on Level 3 assets were primarily due to increased market values across Loans and other receivables and CDOs and CLOs, partially offset by decreased market values across Investments at fair value and Other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes, partially offset by decreased market values across derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2020 (in thousands):

	Nine Months Ended August 31, 2020
		Total gains/losses (realized and unrealized) (1)					Net transfers into/ (out of) Level 3		For instruments still held at August 31, 2020, changes in unrealized gains/(losses) included in:
	Balance at November 30, 2019		Purchases	Sales	Settlements	Issuances		Balance at August 31, 2020	Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(3,793)	$3,299	$(13,555)	$—	$—	$33,578	$77,830	$(654)	$—
Corporate debt securities	7,490	(162)	285	(489)	(602)	—	16,747	23,269	(591)	—
CDOs and CLOs	20,081	(8,651)	10,883	(20,935)	(5,675)	—	32,233	27,936	(20,218)	—
RMBS	17,740	(1,347)	7,625	—	(496)	—	4,795	28,317	(1,811)	—
CMBS	6,110	232	—	—	(1,785)	—	106	4,663	807	—
Other ABS	42,563	(3,495)	29,096	(664)	(22,125)	—	17,962	63,337	(13,012)	—
Loans and other receivables	64,240	(7,093)	259,982	(208,958)	(6,979)	—	4,242	105,434	(6,216)	—
Investments at fair value	75,738	(33,753)	21,067	(168)	(13,003)	—	—	49,881	(35,601)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$258	$(567)	$—	$—	$—	$189	$4,367	$98	$—
Corporate debt securities	340	(261)	(325)	394	—	—	—	148	20	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	9,463	2,986	(5,760)	38,531	—	—	1,374	46,594	(3,366)	—
Net derivatives (2)	77,168	(63,367)	(6,732)	26,656	(1,567)	—	(9,733)	22,425	60,257	—
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617	—
Long-term debt	480,069	10,851	—	—	(2,000)	202,046	(60,706)	630,260	(28,153)	17,302

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
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2020
During the nine months ended August 31, 2020, transfers of assets of $132.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•
Corporate equity securities of $36.6 million, CDOs and CLOs of $34.1 million, Other ABS of $23.5 million, Corporate debt securities of $18.6 million and Loans and other receivables of $13.4 million due to reduced pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the nine months ended August 31, 2020, transfers of assets of $22.3 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $9.2 million, Other ABS of $5.6 million and Corporate equity securities of $3.1 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2020, transfers of liabilities of $37.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

•	Net derivatives of $35.2 million due to reduced pricing transparency.
During the nine months ended August 31, 2020, transfers of liabilities of $106.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:

•	Structured notes of $60.7 million and net derivatives of $45.0 million due to greater market and pricing transparency.
Net losses on Level 3 assets were $58.1 million and net gains on Level 3 liabilities were $50.1 million for the nine months ended August 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, CDOs and CLOs, Loans and other receivables and Corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives, partially offset by increased valuations of certain structured notes.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2019 (in thousands):

	Three Months Ended August 31, 2019
	Balance at May 31, 2019	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2019	For instruments still held at August 31, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$59,307	$12,542	$16,508	$(17,502)	$—	$—	$(20,255)	$50,600	$12,062	$—
Corporate debt securities	7,429	(3,072)	1,175	(1,942)	(85)	—	5,783	9,288	(3,047)	—
CDOs and CLOs	16,195	(1,514)	—	—	—	—	6,454	21,135	(1,503)	—
RMBS	17,266	(1,917)	—	(65)	(22)	—	2,667	17,929	(1,435)	—
CMBS	12,530	(2,003)	—	(1,703)	(3,362)	—	—	5,462	(3,143)	—
Other ABS	43,185	(1,689)	13,497	(6,975)	(5,500)	—	(7,920)	34,598	(1,068)	—
Loans and other receivables	98,484	(2,847)	26,921	(33,409)	(1,287)	—	(12,299)	75,563	(2,392)	—
Investments at fair value	103,833	(6,407)	240	(296)	—	—	35,135	132,505	(6,407)	—
Securities purchased under agreements to resell	25,000	—	—	—	—	—	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$221	$401	$(221)	$—	$(190)	$—	$—	$211	$(35)	$—
Corporate debt securities	669	(650)	(34)	—	(369)	—	1,586	1,202	649	—
CMBS	—	—	—	35	—	—	—	35	—	—
Loans	9,428	(520)	(10,281)	5,384	—	—	12,619	16,630	531	—
Net derivatives (2)	47,449	(19,519)	—	6,766	(14)	—	16,081	50,763	18,507	—
Long-term debt	236,562	7,455	—	—	—	114,641	(10,595)	348,063	(8,162)	706

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

•	Investments at fair value of $35.1 million and Loans and other receivables of $23.7 million due to reduced pricing transparency.
During the three months ended August 31, 2019, transfers of assets of $69.4 million from Level 3 to Level 2 are primarily attributed to:

•	Loans and other receivables of $36.0 million and Corporate equity securities of $22.1 million due to greater pricing transparency supporting classification into Level 2.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2019 (in thousands):

	Nine Months Ended August 31, 2019
	Balance at November 30, 2018	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2019	For instruments still held at August 31, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$16,381	$23,172	$(25,431)	$(669)	$—	$(13,893)	$50,600	$14,953	$—
Corporate debt securities	9,484	(4,904)	6,080	(10,544)	(553)	—	9,725	9,288	(5,325)	—
CDOs and CLOs	25,815	(5,892)	48,112	(43,230)	(275)	—	(3,395)	21,135	(5,614)	—
RMBS	19,603	(2,573)	2,166	(2,022)	(171)	—	926	17,929	(2,166)	—
CMBS	10,886	(2,196)	11	(2,023)	(6,638)	—	5,422	5,462	(4,326)	—
Other ABS	53,175	(929)	14,698	(2,494)	(30,623)	—	771	34,598	(961)	—
Loans and other receivables	46,985	3,933	178,069	(166,496)	(8,379)	—	21,451	75,563	682	—
Investments at fair value	113,831	(3,971)	31,583	(296)	—	—	(8,642)	132,505	(3,971)	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$401	$—	$—	$(190)	$—	$—	$211	$(35)	$—
Corporate debt securities	522	(867)	—	—	(524)	—	2,071	1,202	867	—
CMBS	—	—	—	35	—	—	—	35	—	—
Loans	6,376	(1,342)	(8,553)	9,929	—	—	10,220	16,630	1,583	—
Net derivatives (2)	21,614	(48,746)	(2,829)	16,313	1,609	—	62,802	50,763	40,052	—
Long-term debt	200,745	(5,286)	—	—	(11,250)	204,710	(40,856)	348,063	(4,517)	9,804

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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2020 and November 30, 2019
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2020
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$77,442
Non-exchange traded securities		Market approach	Price	$1	-	$213	$84
			EBITDA multiple	$3	-	$4	$3
Corporate debt securities	$23,269	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	22%			—
CDOs and CLOs	$27,936	Discounted cash flows	Constant prepayment rate	2%	-	20%	19%
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	50%	28%
			Discount rate/yield	6%	-	26%	17%
RMBS	$28,317	Discounted cash flows	Cumulative loss rate	2%	-	32%	5%
			Duration (years)	1.0	-	13.0	9.7
			Discount rate/yield	4%	-	14%	5%
CMBS	$4,663	Scenario analysis	Estimated recovery percentage	44%			—
Other ABS	$63,337	Discounted cash flows	Cumulative loss rate	7%	-	72%	18%
			Duration (years)	0.3	-	4.2	1.8
			Discount rate/yield	4%	-	15%	10%
		Market approach	Price	$100			—
Loans and other receivables	$104,212	Market approach	Price	$6	-	$100	$76
		Scenario analysis	Estimated recovery percentage	2%	-	100%	62%
Derivatives	$50,637
Loans total return swaps		Market approach	Price	$97	-	$99	$98
Interest rate swaps		Market approach	Basis points upfront	3	-	20	9
Investments at fair value	$49,881
Private equity securities		Market approach	Price	$6	-	$169	$50
		Scenario analysis	Estimated recovery percentage	33%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,367	Market approach	Transaction level	$1			—
Corporate debt securities	$148	Scenario analysis	Estimated recovery percentage	22%			—
Loans	$46,594	Market approach	Price	$31	-	$97	$70
		Scenario analysis	Estimated recovery percentage	2%			—
Derivatives	$69,615
Equity options		Volatility benchmarking	Volatility	32%	-	46%	39%
Interest rate swaps		Market approach	Basis points upfront	3	-	20	9
Unfunded commitments			Price	$97	-	$99	$98
Other secured financings	$3,402	Scenario analysis	Estimated recovery percentage	60%	-	100%	79%
Long-term debt
Structured notes	$630,260	Market approach	Price	$77	-	$105	$99
			Price	€69	-	€107	€91

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

The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2020 and November 30, 2019, asset exclusions consisted of $3.2 million and $31.9 million, respectively, primarily comprised of certain derivatives, loans and other receivables and corporate equity securities. At August 31, 2020 and November 30, 2019, liability exclusions consisted of $5.0 million and $0.4 million, respectively, primarily comprised of certain derivatives and CMBS.

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

•
Corporate equity securities, corporate debt securities, loans and other receivables, certain derivatives, other ABS, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other ABS, loans and other receivables, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.

•
Loans and other receivables, CMBS, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement.

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
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes, which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowing, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Financial instruments owned:
Loans and other receivables	$1,704	$2,040	$(11,256)	$(5,458)
Financial instruments sold, not yet purchased:
Loans	$367	$—	$(610)	$—
Loan commitments	1,875	(443)	464	(1,200)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$(23)	$—	$(92)	$—
Other changes in fair value (2)	(1,115)	—	(959)	—
Other secured financings
Other changes in fair value (2)	$617	$—	$617	$—
Long-term debt:
Changes in instrument specific credit risk (1)	$(177,801)	$6,922	$49,369	$34,414
Other changes in fair value (2)	(9,943)	(46,003)	(78,567)	(93,311)

(1)	Changes in instrument specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.

(2)	Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables, short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	August 31, 2020	November 30, 2019
Financial instruments owned:
Loans and other receivables (1)	$1,839,249	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	334,504	197,215
Long-term debt and short-term borrowings	74,197	74,408
Other secured financings	923	—

(1)	Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.

(2)
Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $29.0 million and $22.2 million at August 31, 2020 and November 30, 2019, respectively.

The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $162.6 million and $127.0 million at August 31, 2020 and November 30, 2019, respectively, which includes loans and other receivables 90 days or greater past due of $13.3 million and $24.8 million at August 31, 2020 and November 30, 2019, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $55.9 million and $35.0 million at August 31, 2020 and November 30, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 5. Derivative Financial Instruments
Derivative Financial Instruments
Our derivative activities are recorded at fair value in our Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. We enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to: (1) an interest rate swap that has been designated as a fair value hedge of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations.
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
The following tables present the fair value and related number of derivative contracts at August 31, 2020 and November 30, 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2020 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$70,159	1	$—	—
Foreign exchange contracts:
Bilateral OTC	—	—	393	2
Total derivatives designated as accounting hedges	70,159		393

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	781	48,453	73	69,918
Cleared OTC	75,125	3,894	168,467	4,199
Bilateral OTC	689,581	1,480	316,196	621
Foreign exchange contracts:
Exchange-traded	—	—	—	245
Bilateral OTC	416,298	13,561	391,431	13,449
Equity contracts:
Exchange-traded	507,083	906,465	517,384	775,309
Bilateral OTC	351,744	1,939	879,876	1,945
Commodity contracts:
Exchange-traded	—	2,073	—	1,503
Bilateral OTC	—	1	—	—
Credit contracts:
Cleared OTC	3,165	15	5,567	13
Bilateral OTC	2,116	11	3,518	10
Total derivatives not designated as accounting hedges	2,045,893		2,282,512
Total gross derivative assets/ liabilities:
Exchange-traded	507,864		517,457
Cleared OTC	148,449		174,034
Bilateral OTC	1,459,739		1,591,414
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(504,400)		(504,400)
Cleared OTC	(144,200)		(145,706)
Bilateral OTC	(963,215)		(1,149,575)
Net amounts per Consolidated Statements of Financial Condition (4)	$504,237		$483,224

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings on a fair value hedge (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2020	2019	2020	2019
Interest rate swaps	$834	$28,052	$47,303	$69,843
Long-term debt	1,634	(28,519)	(45,539)	(72,288)
Total	$2,468	$(467)	$1,764	$(2,445)
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation adjustments and other, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2020	2019	2020	2019
Foreign exchange contracts	$(393)	$—	$(393)	$—
Total	$(393)	$—	$(393)	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2020	2019	2020	2019
Interest rate contracts	$(35,462)	$(89,864)	$(40,630)	$(193,715)
Foreign exchange contracts	4,973	(3,022)	4,126	(1,604)
Equity contracts	(32,782)	2,236	113,253	(118,354)
Commodity contracts	(2,064)	3,400	(2,845)	4,775
Credit contracts	(179)	2,687	14,205	11,600
Total	$(65,514)	$(84,563)	$88,109	$(297,298)

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$21,437	$44,672	$15,160	$(25,445)	$55,824
Total return swaps	74,923	19,764	2,872	(14,666)	82,893
Foreign currency forwards, swaps and options	63,570	28,993	—	(4,477)	88,086
Interest rate swaps, options and forwards	94,956	204,309	222,482	(45,025)	476,722
Total	$254,886	$297,738	$240,514	$(89,613)	703,525
Cross product counterparty netting					(22,759)
Total OTC derivative assets included in Financial instruments owned					$680,766

(1)	At August 31, 2020, we held net exchange-traded derivative assets and other credit agreements with a fair value of $25.1 million, which are not included in this table.

(2)
OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2020, cash collateral received was $201.6 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$15,474	$370,915	$156,839	$(25,445)	$517,783
Credit default swaps	12	1,108	—	—	1,120
Total return swaps	58,888	103,567	—	(14,666)	147,789
Foreign currency forwards, swaps and options	55,430	11,792	34	(4,477)	62,779
Fixed income forwards	1,404	—	—	—	1,404
Interest rate swaps, options and forwards	42,132	80,469	72,462	(45,025)	150,038
Total	$173,340	$567,851	$229,335	$(89,613)	880,913
Cross product counterparty netting					(22,759)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$858,154

(1)	At August 31, 2020, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $14.5 million, which are not included in this table.

(2)
OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2020, cash collateral pledged was $389.5 million.

(3)	Derivative fair values include counterparty netting within product category.

(4)	Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at August 31, 2020 (in thousands):

Counterparty credit quality (1):
A- or higher	$113,989
BBB- to BBB+	15,949
BB+ or lower	353,564
Unrated	197,264
Total	$680,766

(1)
We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.

Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2.0	$45.9	$—	$47.9
Single name credit default swaps	—	6.2	0.2	6.4

	November 30, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9

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

	August 31, 2020	November 30, 2019
Derivative instrument liabilities with credit-risk-related contingent features	$191.4	$42.9
Collateral posted	(120.6)	(3.1)
Collateral received	64.5	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	135.3	154.0

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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged (in thousands):

	August 31, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,317,023	$176,221	$4,413	$1,497,657
Corporate debt securities	605,527	1,661,854	—	2,267,381
Mortgage-backed and asset-backed securities	—	1,680,052	—	1,680,052
U.S. government and federal agency securities	7,187	12,187,529	—	12,194,716
Municipal securities	—	180,837	—	180,837
Sovereign obligations	—	2,636,878	—	2,636,878
Loans and other receivables	—	1,313,667	—	1,313,667
Total	$1,929,737	$19,837,038	$4,413	$21,771,188

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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	August 31, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$630,163	$—	$553,062	$746,512	$1,929,737
Repurchase agreements	10,606,433	1,695,229	4,243,474	3,291,902	19,837,038
Obligation to return securities received as collateral, at fair value	4,413	—	—	—	4,413
Total	$11,241,009	$1,695,229	$4,796,536	$4,038,414	$21,771,188

	November 30, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557

We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2020 and November 30, 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $29.9 billion and $28.7 billion, respectively. At August 31, 2020 and November 30, 2019, a substantial portion of the securities received by us had been sold or repledged.

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

	August 31, 2020
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,268,413	$—	$7,268,413	$(429,615)	$(1,691,674)	$5,147,124
Reverse repurchase agreements	17,905,457	(12,578,066)	5,327,391	(144,353)	(5,141,297)	41,741
Securities received as collateral, at fair value	4,413	—	4,413	—	—	4,413
Liabilities:
Securities lending arrangements	$1,929,737	$—	$1,929,737	$(429,615)	$(1,467,230)	$32,892
Repurchase agreements	19,837,038	(12,578,066)	7,258,972	(144,353)	(6,622,623)	491,996
Obligation to return securities received as collateral, at fair value	4,413	—	4,413	—	—	4,413

	November 30, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets:
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500
Liabilities:
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500

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

(3)
Amounts include $5,089.0 million of securities borrowing arrangements, for which we have received securities collateral of $4,921.2 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $451.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

(4)
Amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.

Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities deposited with clearing and depository organizations and segregated in accordance with regulatory regulations totaled $986.1 million and $796.8 million at August 31, 2020 and November 30, 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Transferred assets	$983.9	$789.3	$4,794.3	$2,894.4
Proceeds on new securitizations	983.9	789.3	4,794.3	2,966.3
Cash flows received on retained interests	6.3	16.8	18.6	47.2

We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2020 and November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2020		November 30, 2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$928.7	$12.4	$10,671.7	$103.3
U.S. government agency CMBS	439.2	138.3	1,374.8	45.8
CLOs	3,419.9	41.8	3,006.7	58.4
Consumer and other loans	884.0	45.6	1,149.3	71.8

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2020 and November 30, 2019 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2020		November 30, 2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned	—	3.6	—	0.3
Securities purchased under agreements to resell (2)	2,919.8	—	2,467.3	—
Receivable from brokers	—	13.5	—	—
Other assets	—	0.1	—	—
Total assets	$2,919.8	$18.4	$2,467.3	$1.5
Financial instruments sold, not yet purchased	$—	$2.1	$—	$—
Other secured financings (3)	2,918.4	—	2,465.8	—
Other liabilities (4)	1.4	0.4	1.5	0.2
Total liabilities	$2,919.8	$2.5	$2,467.3	$0.2

(1)	Approximately $0.6 million of the cash amount at August 31, 2020 represents cash on deposit with related consolidated entities and is eliminated in consolidation.

(2)	Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.

(3)	Approximately $130.1 million of the other secured financings amount at August 31, 2020 is with related consolidated entities, which is eliminated in consolidation.

(4)
Approximately $0.3 million and $0.2 million of the other liabilities amounts at August 31, 2020 and November 30, 2019, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$66.3	$1.4	$470.4	$6,509.5
Consumer loan and other asset-backed vehicles	308.4	—	435.0	2,300.4
Related party private equity vehicles	18.6	—	29.6	50.7
Other investment vehicles	747.1	—	753.8	13,257.0
Total	$1,140.4	$1.4	$1,688.8	$22,117.6

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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both August 31, 2020 and November 30, 2019, our total equity commitment in the JCP Entities was $133.0 million, of which $122.0 million and $121.7 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $18.6 million and $23.0 million at August 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2020 and November 30, 2019, we had equity commitments to invest $772.9 million and $398.6 million, respectively, in various other investment vehicles, of which $766.3 million and $390.8 million was funded, respectively. The carrying value of our equity investments was $747.1 million and $404.1 million at August 31, 2020 and November 30, 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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
At August 31, 2020 and November 30, 2019, we held $1,808.6 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $130.8 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At August 31, 2020, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas, which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At August 31, 2020, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At August 31, 2020, we had funded $652.4 million of our $750.0 million commitment, leaving $97.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2020. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party. At August 31, 2020, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Interest income	$—	$—	$2.2	$—
Unfunded commitment fees	0.4	0.3	0.8	0.9
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2020	November 30, 2019
Our total equity balance	$591.0	$642.0

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net earnings (loss)	$(23.6)	$(16.3)	$(102.1)	$31.5
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Origination and syndication fee revenues (1)	$42.4	$44.6	$123.9	$135.8
Origination fee expenses (1)	3.8	8.2	12.4	21.8
CLO placement fee revenues (2)	1.3	1.0	1.7	2.3
Underwriting fees (3)	—	2.9	0.3	3.9
Service fees (4)	13.5	12.3	49.4	50.6

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

(2)
We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At August 31, 2020 and November 30, 2019, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $13.2 million and $17.2 million at August 31, 2020 and November 30, 2019, respectively. Payables to Jefferies Finance related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million at both August 31, 2020 and November 30, 2019. At November 30, 2019, a payable to Jefferies Finance of $17.6 million related to its lending transactions is included in Payables to customers in our Consolidated Statements of Financial Condition.
On March 28, 2019, we entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. We repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense within our Consolidated Statements of Earnings for the nine months ended August 31, 2019.
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
The following is a summary of selected financial information for Berkadia (in millions):

	August 31, 2020	November 30, 2019
Our total equity balance	$273.2	$268.9

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net earnings	$41.0	$53.8	$89.7	$160.3

At August 31, 2020 and November 30, 2019, we had commitments to purchase $325.6 million and $360.4 million, respectively, in agency CMBS from Berkadia.
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Distributions	$—	$29.6	$36.6	$47.7

JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $17.0 million and $20.6 million at August 31, 2020 and November 30, 2019, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net gains (losses) from our investments in JCP Fund V	$2.0	$(2.5)	$(3.5)	$(1.9)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At both August 31, 2020 and November 30, 2019, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2020 and November 30, 2019, our unfunded commitment relating to JCP Fund V was $9.1 million and $9.4 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net increase (decrease) in net assets resulting from operations (1)	$6,233	$(19,893)	$(1,397)	$(7,174)	$(1,169)	$(8,412)

(1)	Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2020 and August 31, 2019 is included based on the presented periods.
Epic Gas
On July 14, 2015, Jefferies LLC purchased common shares of Epic Gas. At February 28, 2019, we owned approximately 21.1% of the outstanding common stock of Epic Gas and one of our directors served on the Board of Directors of Epic Gas and owned common shares of Epic Gas. During the three months ended May 31, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings for the nine months ended August 31, 2019. At February 28, 2019, our investment in Epic Gas of $22.1 million was included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition. For the three months ended December 31, 2018, Epic Gas reported net earnings of $0.9 million, which was included in our results of operations for the nine months ended August 31, 2019.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2020	November 30, 2019
Investment Banking and Capital Markets	$1,643,633	$1,640,201
Asset Management	411	3,398
Total goodwill	$1,644,044	$1,643,599
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2020 (in thousands):

Balance at November 30, 2019	$1,643,599
Translation adjustments	3,445
Impairment losses (1)	(3,000)
Balance at August 31, 2020	$1,644,044
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies. In addition, as the fair values determined under the market approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2020.
Our annual goodwill impairment testing at August 1, 2020 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At August 31, 2020, goodwill allocated to these reporting units is $1,643.6 million of total goodwill of $1,644.0 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2020 and November 30, 2019 (dollars in thousands):

	August 31, 2020				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (1)	$126,132	$(26)	$(73,720)	$52,386	9.5
Trade name (1)	129,154	(274)	(27,673)	101,207	27.5
Exchange and clearing organization membership interests and registrations	8,342	(468)	—	7,874	N/A
Total	$263,628	$(768)	$(101,393)	$161,467
(1)    Impairment losses are related to our wind down of an asset management platform.

	November 30, 2019			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,736	$(67,257)	$58,479	9.9
Trade name	128,590	(24,800)	103,790	28.3
Exchange and clearing organization membership interests and registrations	8,273	—	8,273	N/A
Total	$262,599	$(92,057)	$170,542

We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2020. We also deemed it appropriate to consider the impact of the global novel coronavirus pandemic as a triggering event and performed an interim impairment test for our indefinite-lived intangible assets at May 31, 2020. At May 31, 2020 and August 1, 2020, we elected to perform a quantitative assessment of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization. Qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessment at both May 31, 2020 and August 1, 2020, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.3 million for the three and nine months ended August 31, 2020, respectively, and $3.0 million and $9.0 million for the three and nine months ended August 31, 2019, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2020	$3,045
Year ending November 30, 2021	12,181
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2020 and November 30, 2019 include the following and mature in one year or less (in thousands):

	August 31, 2020	November 30, 2019
Bank loans (1)	$776,752	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes (2)	21,829	20,981
Total short-term borrowings	$805,381	$548,490

(1)
These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

(2)	See Note 4, Fair Value Disclosures, for further information on these notes.
At August 31, 2020, the weighted average interest rate on short-term borrowings outstanding is 1.83% per annum.
During the nine months ended August 31, 2020, we issued floating rate puttable notes with a principal amount of $6.8 million and equity-linked notes with a principal amount of $5.0 million and our equity-linked notes with a principal amount of $5.2 million matured on March 13, 2020. Subsequent to quarter-end, on October 7, 2020, our equity-linked notes with a principal amount of $15.1 million matured.
One of our subsidiaries has a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. under which we have borrowed for a committed amount of $246.0 million at August 31, 2020, which is included in bank loans. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. During the nine months ended August 31, 2020, we were in compliance with all debt covenants under the Credit Facility.
One of our subsidiaries has a credit facility agreement with the Royal Bank of Canada (“RBC Credit Facility”) for a committed amount of $200.0 million, which is included in bank loans. Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%. The RBC Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also impose certain restrictions on the borrower’s future indebtedness. At August 31, 2020, we were in compliance with all debt covenants under the RBC Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2020, we were in compliance with debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	August 31, 2020	November 30, 2019
Unsecured long-term debt:
2.375% Euro Medium Term Notes	May 20, 2020	—%	$—	$550,622
6.875% Senior Notes	April 15, 2021	4.40%	761,430	774,738
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,613	4,204
5.125% Senior Notes	January 20, 2023	4.47%	760,999	610,023
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	594,965	548,880
4.850% Senior Notes (1)	January 15, 2027	4.93%	814,873	768,931
6.450% Senior Debentures	June 8, 2027	5.46%	369,662	371,426
4.150% Senior Notes	January 23, 2030	4.26%	989,342	988,662
6.250% Senior Debentures	January 15, 2036	6.03%	510,943	511,260
6.500% Senior Notes	January 20, 2043	6.09%	419,931	420,239
Structured notes (2)	Various	Various	1,522,105	1,215,285
Total unsecured long-term debt			6,748,863	6,764,270
Secured long-term debt:
Revolving Credit Facility			189,571	189,088
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$6,988,434	$7,003,358

(1)
The carrying value of these senior notes includes losses of $45.5 million and $72.3 million in the nine months ended August 31, 2020 and 2019, respectively, associated with an interest rate swap based on its designation as a fair value hedge. See Note 5, Derivative Financial Instruments, for further information.

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

(3)
The Total Long-term debt has a fair value of $7,465.6 million and $7,280.4 million at August 31, 2020 and November 30, 2019, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

The net decrease in long-term debt during the nine months ended August 31, 2020 is primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes, partially offset by approximately $244.4 million structured notes issuances, net of retirements, and a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023. Subsequent to quarter-end, on October 7, 2020, we issued 2.75% Senior Notes with a principal amount of $500.0 million, due 2032.
We have a senior secured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks for an aggregate principal amount of $190.0 million. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Interest is based on an annual

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility. The obligations of certain of our subsidiaries under the Revolving Credit Facility are secured by substantially all its assets. At August 31, 2020, we were in compliance with the debt covenants under the Revolving Credit Facility.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2020, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in our Consolidated Statement of Financial Condition at August 31, 2020 was as follows (in thousands, except lease term and discount rate):

Premises and equipment - ROU assets	$499,856

Weighted average:
Remaining lease term (in years)	11.1
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in our Consolidated Statement of Financial Condition at August 31, 2020 (in thousands):

Fiscal Year	Lease Liabilities
Remainder of 2020	$20,495
2021	69,850
2022	68,063
2023	60,928
2024	59,624
2025 and thereafter	398,951
Total undiscounted cash flows	677,911
Less: Difference between undiscounted and discounted cash flows	(104,595)
Operating leases amount in our Consolidated Statement of Financial Condition	573,316
Finance leases amount in our Consolidated Statement of Financial Condition	247
Total amount in our Consolidated Statement of Financial Condition	$573,563

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our lease costs (in thousands):

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Operating lease costs (1)	$17,866	$53,255
Variable lease costs (2)	3,413	9,379
Less: Sublease income	(1,475)	(4,475)
Total lease cost, net	$19,804	$58,159

(1)	Includes short-term leases, which are not material.

(2)
Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.

Consolidated Statement of Cash Flows supplemental information was as follows (in thousands):

Nine Months Ended August 31, 2020
Cash outflows - lease liabilities	$54,001
Non-cash - ROU assets recorded for new and modified leases	20,756

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues from contracts with customers:
Commissions and other fees	$204,313	$171,003	$627,115	$493,843
Investment banking	615,837	412,533	1,595,330	1,128,216
Asset management fees	1,613	3,340	8,254	14,559
Total revenue from contracts with customers	821,763	586,876	2,230,699	1,636,618
Other sources of revenue:
Principal transactions	560,665	148,873	1,399,850	632,002
Revenues from arrangements with strategic partners	5,159	880	14,814	1,791
Interest	195,960	383,596	702,569	1,163,022
Other	11,526	21,406	(6,020)	77,563
Total revenues	$1,595,073	$1,141,631	$4,341,912	$3,510,996

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended August 31,						Nine Months Ended August 31,
	2020			2019			2020			2019
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Equities (1)	$201,157	$—	$201,157	$167,528	$—	$167,528	$614,089	$—	$614,089	$483,771	$—	$483,771
Fixed income (1)	3,156	—	3,156	3,475	—	3,475	13,026	—	13,026	10,072	—	10,072
Investment banking - Advisory	171,438	—	171,438	213,350	—	213,350	696,677	—	696,677	572,386	—	572,386
Investment banking - Underwriting	444,399	—	444,399	199,183	—	199,183	898,653	—	898,653	555,830	—	555,830
Asset management	—	1,613	1,613	—	3,340	3,340	—	8,254	8,254	—	14,559	14,559
Total	$820,150	$1,613	$821,763	$583,536	$3,340	$586,876	$2,222,445	$8,254	$2,230,699	$1,622,059	$14,559	$1,636,618
Primary geographic region:
Americas	$684,441	$244	$684,685	$476,983	$1,937	$478,920	$1,858,137	$1,790	$1,859,927	$1,288,046	$8,818	$1,296,864
Europe	90,132	1,369	91,501	88,890	1,403	90,293	237,652	6,464	244,116	280,605	5,741	286,346
Asia	45,577	—	45,577	17,663	—	17,663	126,656	—	126,656	53,408	—	53,408
Total	$820,150	$1,613	$821,763	$583,536	$3,340	$586,876	$2,222,445	$8,254	$2,230,699	$1,622,059	$14,559	$1,636,618

(1)	Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 19, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2020.
During the three and nine months ended August 31, 2020, we recognized $15.6 million and $10.8 million, respectively, compared with $9.6 million and $27.2 million, during the three and nine months ended August 31, 2019, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $4.3 million, and $14.4 million, during the three and nine months ended August 31, 2020, respectively, compared with $6.0 million and $15.8 million during the three and nine months ended August 31, 2019, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
We had receivables related to revenues from contracts with customers of $252.9 million and $209.3 million at August 31, 2020 and November 30, 2019, respectively. We had no significant impairments related to these receivables during the three and nine months ended August 31, 2020 and 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at August 31, 2020 and November 30, 2019 were $12.0 million and $9.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2020, we recognized revenues of $15.4 million and $6.3 million, respectively, compared with $9.4 million and $6.3 million, respectively, during the three and nine months ended August 31, 2019, respectively, that were recorded as deferred revenue at the beginning of the periods.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At August 31, 2020 and November 30, 2019, capitalized costs to fulfill a contract were $2.8 million and $4.8 million, respectively, which are recorded in Receivables – Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2020, we recognized expenses of $0.8 million and $3.6 million, respectively, compared with $1.6 million and $3.8 million for the three and nine months ended August 31, 2019, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2020 and 2019.

Note 15. Compensation Plans
Jefferies sponsors our following share-based compensation plans: the Incentive Compensation Plan, the Employee Stock Purchase Plan and the Deferred Compensation Plan. The outstanding and future share-based awards relating to these plans relate to Jefferies common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of market conditions and selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Components of compensation cost:
Restricted cash awards	$67.5	$72.3	$223.5	$205.1
Restricted stock and RSUs (1)	5.5	6.6	18.0	19.6
Profit sharing plan	1.5	1.2	6.9	6.4
Total compensation cost	$74.5	$80.1	$248.4	$231.1

(1)
Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.

Remaining unamortized amounts related to certain compensation plans at August 31, 2020 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$35.4	2
Restricted cash awards (1)	606.2	3
Total	$641.6

(1)    The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

For detailed descriptions on the Company’s compensation plans, see Note 15, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

Note 16. Income Taxes
At August 31, 2020 and November 30, 2019, we had approximately $169.4 million and $125.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $133.9 million and $99.5 million (net of Federal benefit) at August 31, 2020 and November 30, 2019, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At August 31, 2020 and November 30, 2019, we had interest accrued of approximately $63.8 million and $55.6 million, respectively, included in Accrued expenses and other liabilities. No penalties were accrued for the nine months ended August 31, 2020 and the year ended November 30, 2019.
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

For the nine months ended August 31, 2020, the provision for income taxes was $203.9 million, equating to an effective tax rate of 26.4%. For the nine months ended August 31, 2019, the provision for income taxes was $79.8 million, equating to an effective tax rate of 26.5%.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 17. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2020 (in millions):

	Expected Maturity Date (fiscal years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Maximum Payout
Equity commitments (1)	$0.2	$106.7	$1.4	$—	$7.2	$115.5
Loan commitments (1)	—	295.0	35.0	—	—	330.0
Underwriting commitments	64.0	—	—	—	—	64.0
Forward starting reverse repos (2)	6,184.5	—	—	—	—	6,184.5
Forward starting repos (2)	3,870.8	100.0	—	—	—	3,970.8
Other unfunded commitments (1)	—	136.4	—	5.1	—	141.5
Total commitments	$10,119.5	$638.1	$36.4	$5.1	$7.2	$10,806.3

(1)	Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.

(2)
At August 31, 2020, $6,183.8 million within forward starting securities purchased under agreements to resell and $3,670.6 million within forward starting securities sold under agreements to repurchase settled within three business days.

Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At August 31, 2020, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.2 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at August 31, 2020, we had other outstanding equity commitments to invest up to $6.7 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions and to SPE sponsors in connection with the funding of CLO and other asset-backed transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2020, we had $80.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2020 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2020 (in millions):

	Expected Maturity Date (Fiscal Years)
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$6,295.6	$4,149.9	$6,458.1	$1,345.6	$52.0	$18,301.2
Written derivative contracts—credit related	—	—	1.0	5.4	—	6.4
Total derivative contracts	$6,295.6	$4,149.9	$6,459.1	$1,351.0	$52.0	$18,307.6

The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2020, the fair value of derivative contracts meeting the definition of a guarantee is approximately $197.9 million.
Standby Letters of Credit. At August 31, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $20.4 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business, we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly, no liability has been recognized for these arrangements. Additionally, we provide certain indemnifications in connection with third-party clearing and execution arrangements whereby a third party may clear and settle transactions on behalf of our clients.  These indemnifications generally have standard contractual terms and are entered into in the ordinary course of business. Our obligations in respect of such transactions are secured by the assets in our client’s account, as well as any proceeds received from the transactions cleared and settled on behalf of our client. However, we believe that it is unlikely we would have to make any material payments under these arrangements and no material liabilities related to these indemnifications have been recognized.

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
At August 31, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,612,465	$1,531,871

FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited, which is authorized and regulated by the Financial Conduct Authority in the United Kingdom (“U.K.”).
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Investment Banking and Capital Markets:
Net revenues	$1,274.1	$757.4	$3,451.8	$2,274.9
Non-interest expenses	992.7	671.2	2,706.0	1,991.0
Earnings before income taxes	$281.4	$86.2	$745.8	$283.9
Asset Management:
Net revenues	$109.3	$19.8	$136.7	$89.8
Non-interest expenses	27.3	22.9	110.9	72.9
Earnings (loss) before income taxes	$82.0	$(3.1)	$25.8	$16.9
Total:
Net revenues	$1,383.4	$777.2	$3,588.5	$2,364.7
Non-interest expenses	1,020.0	694.1	2,816.9	2,063.9
Earnings before income taxes	$363.4	$83.1	$771.6	$300.8
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2020	November 30, 2019
Investment Banking and Capital Markets	$43,552.0	$40,565.8
Asset Management	3,108.4	2,950.3
Total assets	$46,660.4	$43,516.1

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Americas (1)	$1,102.6	$613.4	$2,807.0	$1,871.3
Europe (2)	209.1	136.9	558.0	413.6
Asia	71.7	26.9	223.5	79.8
Net revenues	$1,383.4	$777.2	$3,588.5	$2,364.7

(1)	Substantially all relates to U.S. results.

(2)	Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 20. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:

•
At August 31, 2020 and November 30, 2019, we had $30.8 million and $34.8 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.

•	In June 2020, we sold an investment in a limited partnership to one of our employees for $0.5 million.

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
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:

•	We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Charges to Jefferies for services provided	$13.8	$9.8	$34.3	$36.1
Charges from Jefferies for services received	4.2	6.4	19.6	7.8

•
We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Investment banking	$—	$2.4	$—	$10.3
Commissions and other fees	0.4	1.1	1.1	2.3

•	Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	August 31, 2020	November 30, 2019
Receivable from Jefferies	$3.2	$0.9
Payable to Jefferies	—	4.3

•
During the nine months ended August 31, 2020, we paid distributions of $164.7 million to Jefferies, based on our results for the nine months ended May 31, 2020. At August 31, 2020, we have accrued a distribution payable of $134.0 million, based on our results for the three months ended August 31, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At August 31, 2020, a net current tax payable to Jefferies of $206.7 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. At November 30, 2019, a net current tax receivable from Jefferies of $24.4 million is included in Other assets, in our Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2020, we made payments of $10.0 million and $42.0 million, respectively, to Jefferies, which reduced the cumulative net current tax payable.

•	We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Securities purchased from Jefferies	$20.2	$—	$60.1	$885.6
Securities sold to Jefferies	0.1	22.9	0.1	40.8

•
In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $2.7 million and $9.9 million at August 31, 2020 and November 30, 2019, respectively, included in Payables— brokers, dealers and clearing organizations.

•
We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $0.1 million included in Financial instruments owned, at fair value and $0.6 million included in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition at August 31, 2020 and November 30, 2019, respectively. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net gains on foreign exchange contracts	$0.6	$1.2	$1.6	$1.9

•	Two of our directors had investments totaling $0.4 million at November 30, 2019 in a hedge fund managed by Jefferies. In December 2019, both directors fully redeemed their interests in this fund.

•
We have investments in hedge funds managed by Jefferies of $237.0 million and $223.5 million at August 31, 2020 and November 30, 2019, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net gains from our investments	$7.7	$1.0	$14.0	$3.3

•
In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At August 31, 2020 and November 30, 2019, approximately $2.5 million and $0.1 million, respectively, of debt issued by Jefferies is included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.

•
We have entered into a sublease agreement with an affiliate of Jefferies for office space. For the three and nine months ended August 31, 2020, we received payments for rent and other expenses of $0.2 million and $0.6 million, respectively, from this affiliate.

•	In June 2020, Jefferies paid us $2.9 million for the transfer of one of its asset management divisions, which included a net related liability to us.
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
During March 2020, the global novel coronavirus (“COVID-19”) pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. Subsequently, with various government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets have experienced a strong rebound and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. We have experienced strong market volumes and increased client activity across our capital markets business with considerably improved performance. Our investment banking backlog remains solid and our current level of incoming new business is strong.
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2020	2019		2020	2019
Net revenues	$1,383,444	$777,159	78.0%	$3,588,507	$2,364,728	51.8%
Non-interest expenses	1,020,043	694,084	47.0%	2,816,860	2,063,930	36.5%
Earnings before income taxes	363,401	83,075	337.4%	771,647	300,798	156.5%
Income tax expense	95,870	18,250	425.3%	203,855	79,789	155.5%
Net earnings	267,531	64,825	312.7%	567,792	221,009	156.9%
Net earnings (loss) attributable to noncontrolling interests	(531)	(143)	271.3%	(4,397)	140	N/M
Net earnings attributable to Jefferies Group LLC	268,062	64,968	312.6%	572,189	220,869	159.1%

Effective tax rate	26.4%	22.0%		26.4%	26.5%
N/M — Not Meaningful

Executive Summary
Three Months Ended August 31, 2020
Consolidated Results

•	Net revenues for the three months ended August 31, 2020 were a record of $1,383.4 million, up 78.0% compared with $777.2 million for the three months ended August 31, 2019.

•
Our results in the three months ended August 31, 2020 reflect record results in our investment banking business, record equities net revenues, strong fixed income net revenues, and record performance in asset management. Our record results reflect our increasing market share as a result of our continual investment in expanding and strengthening our business, which includes our longstanding and significant position in the U.S., our meaningfully strengthened effort in Europe and our growing presence across Asia, as well as a strong trading backdrop as our clients continued to navigate the COVID-19 pandemic.

Business Results

•
Our investment banking net revenues of $588.8 million for the three months ended August 31, 2020 were an increase of 46.0% from the prior year quarter, reflecting record revenues in equity underwriting and solid performance in debt underwriting, partially offset by lower revenues in mergers and acquisitions. Our record results in equity underwriting and our solid performance in debt underwriting was a result of clients taking advantage of both a strong rebound in equity valuations, and in loan and bond prices to raise capital. Our advisory revenues were lower than the prior year quarter due to the impact of the uncertainty created by COVID-19 on initiating and completing merger and acquisition transactions. Our investment banking backlog remains solid across all products.

•
Our investment banking results also include a net loss of $11.8 million from our share of the net earnings of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $8.2 million from our share of the net earnings from our Jefferies Finance joint venture in the prior year quarter, which included $12.5 million in costs from refinancing its debt.

•
Our record equities net revenues increased 65.0% compared to the prior year quarter, primarily due to the continued expansion of our business both from a product and geographic perspective, as well as increased market volumes.

•	Our fixed income net revenues were solid and improved by 126.7% compared to the prior year quarter, driven by continued strong client activity across products and geographies.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Record asset management net revenues of $109.3 million for the three months ended August 31, 2020, were meaningfully higher than the $19.8 million recorded in the prior year quarter, primarily as a result of higher investment returns. Since the prior year quarter, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms.

•
Net revenues in our other business category in the three months ended August 31, 2020 were $30.1 million, compared with net revenues of $12.4 million in the prior year quarter. Results in the current year quarter include net revenues of $18.5 million due to our share of the net income of Berkadia Commercial Mortgage Holding LLC (“Berkadia”) compared with $24.3 million in the prior year quarter. The results in the current year quarter also include unrealized net mark-to-market gains related to certain investments, compared with mark-to-market losses in the prior year quarter.

Expenses

•
Non-interest expenses for the three months ended August 31, 2020 increased $325.9 million to $1,020.0 million, compared with $694.1 million for the prior year quarter, consistent with the higher net revenues in our core operating businesses.

•
Compensation and benefits expense for the three months ended August 31, 2020 was $725.6 million, an increase of $313.7 million, or 76.1%, from the comparable prior year quarter, consistent with higher net revenues. Compensation and benefits expense as a percentage of Net revenues was 52.4% for the three months ended August 31, 2020, compared with 53.0%, in the prior year quarter.

•
Non-compensation expenses for the three months ended August 31, 2020 increased $12.4 million, or 4.4%, to $294.5 million, compared with $282.1 million for the three months ended August 31, 2019. The increase in non-compensation expenses was primarily due to increased Underwriting costs and Floor brokerage and clearing fees on increased volumes, as well as higher Technology and communication expenses, partially offset by lower Business development expenses.

Nine Months Ended August 31, 2020
Consolidated Results

•	Net revenues for the nine months ended August 31, 2020 were a record of $3,588.5 million, compared with $2,364.7 million for the nine months ended August 31, 2019.

•
Our record results in the nine months ended August 31, 2020 reflect record net revenues in all of investment banking, equities, fixed income and asset management for the period. We believe our record equities and fixed income net revenues were primarily due to increasing market share, higher trading volumes and increased levels of volatility resulting primarily from the impact of COVID-19, and the effect of governments’ policy response on the markets in the second and third quarter of the current year.

Business Results

•
Our net revenues for the nine months ended August 31, 2020 increased 51.8% as compared to the prior nine months ended August 31, 2019. These results reflect record nine months performance in mergers and acquisitions, record net revenues in equity underwriting and solid performance in debt underwriting, as well as record net revenues in all of equities, fixed income and asset management.

•
Our investment banking results were strong during the nine months ended August 31, 2020, reflecting record nine month performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting. Our advisory revenues were a record $696.7 million, an increase of 21.7%, or $124.3 million, compared to the prior nine months ended August 31, 2019, while our underwriting revenues for the nine months ended August 31, 2020 were $898.7 million, up $334.8 million, or 59.4%, with broad contribution across sectors.

•
Our investment banking results also include a net loss of $51.1 million from our share of the net earnings of our Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $15.7 million from our share of the net earnings from our Jefferies Finance joint venture in the prior year period, inclusive of $12.5 million in costs from refinancing its debt. Other investment banking results during the nine months ended August 31, 2020 also includes a $28.5 million write-down of an investment.

•
Our record equities net revenues reflect an increase of 39.7% compared to the prior year period, driven by strong results across most businesses. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and strong client activity and continued momentum across our client franchise. We increased our market share globally in the first half of this year and remain positioned to be able to respond to our clients’ dynamic needs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

•
Our record fixed income net revenues improved by 107.9% compared to the prior year period, primarily due to strong trading volumes, as clients continued to navigate through uncertainty, and the businesses having successfully managed through the markets’ high level of volatility during the period.

•
Asset management record net revenues of $136.7 million for the nine months ended August 31, 2020 were higher than the $89.8 million recorded in the prior year period, primarily as a result of higher investment returns. Since the prior year period, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms.

•
Net revenues in our other business category in the nine months ended August 31, 2020 were $90.0 million, compared with $53.6 million in the prior year period. Results in the current year period include gains of $61.5 million from hedges that were bought and sold in the first quarter. Results in the current year period also include net revenues of $40.4 million due to our share of the net income of Berkadia, compared with net revenues of $72.2 million from Berkadia in the prior year period.

Expenses

•
Non-interest expenses for the nine months ended August 31, 2020 increased $753.0 million to $2,816.9 million, compared with $2,063.9 million for the prior year period, consistent with the higher net revenues in our core operating businesses.

•
Compensation and benefits expense for the nine months ended August 31, 2020 was $1,932.3 million, an increase of $670.8 million, or 53.2%, from the comparable prior year period, consistent with the 51.8% growth in net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.8% for the nine months ended August 31, 2020, compared with 53.3% in the prior year period.

•
Non-compensation expenses for the nine months ended August 31, 2020 increased $82.1 million, or 10.2%, to $884.5 million, compared with $802.4 million for the nine months ended August 31, 2019. The increase in non-compensation expenses was primarily due to increased Floor brokerage and clearing fees and Underwriting costs, as well as higher Technology and communication expenses and higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed Chief Financial Officer (“CFO”) who tragically died from complications of COVID-19 in March, which was partially offset by lower Business development expenses as business travel and events were curtailed due to COVID-19.

Headcount

•
At August 31, 2020, we had 3,893 employees globally, an increase of 117 employees from our headcount of 3,776 at August 31, 2019. Our headcount increased primarily as a result of our expansion in equities and research in Asia and Australia. We also had continued additions in corporate services to support business growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.

Revenues by Source
For presentation purposes, the remainder of “Consolidated Results of Operations” is presented on a detailed product and expense basis, rather than on a business segment basis. Net revenues presented for our Investment Banking and Capital Markets businesses include allocations of interest income and interest expense as we assess the profitability of these businesses inclusive of the net interest revenue or expense associated with the respective activities, which is a function of the mix of each business’s associated assets and liabilities and the related funding costs.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2020		2019			2020		2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$171,438	12.4%	$213,350	27.5%	(19.6)%	$696,677	19.4%	$572,386	24.2%	21.7%

Equity underwriting	305,380	22.1	97,494	12.5	213.2%	561,455	15.6	256,853	10.8	118.6%
Debt underwriting	139,019	10.0	101,689	13.1	36.7%	337,198	9.4	306,977	13.0	9.8%
Total underwriting	444,399	32.1	199,183	25.6	123.1%	898,653	25.0	563,830	23.8	59.4%
Other investment banking	(27,013)	(2.0)	(9,108)	(1.2)	196.6%	(112,776)	(3.1)	(7,116)	(0.3)	N/M
Total investment banking	588,824	42.5	403,425	51.9	46.0%	1,482,554	41.3	1,129,100	47.7	31.3%

Equities	318,824	23.0	193,229	24.9	65.0%	801,596	22.3	573,851	24.3	39.7%
Fixed income	336,347	24.3	148,334	19.1	126.7%	1,077,673	30.0	518,346	21.9	107.9%
Total capital markets	655,171	47.3	341,563	44.0	91.8%	1,879,269	52.3	1,092,197	46.2	72.1%

Other	30,120	2.3	12,374	1.6	143.4%	89,953	2.6	53,587	2.3	67.9%

Total Investment Banking and Capital Markets (1) (2)	1,274,115	92.1	757,362	97.5	68.2%	3,451,776	96.2	2,274,884	96.2	51.7%

Asset management fees and revenues	6,772	0.5	4,220	0.5	60.5%	23,068	0.6	16,350	0.7	41.1%
Investment return (3) (4)	115,556	8.4	24,866	3.2	364.7%	150,339	4.2	104,442	4.4	43.9%
Allocated net interest (3) (5)	(12,999)	(1.0)	(9,289)	(1.2)	39.9%	(36,676)	(1.0)	(30,948)	(1.3)	18.5%
Total Asset Management	109,329	7.9	19,797	2.5	452.3%	136,731	3.8	89,844	3.8	52.2%

Net revenues	$1,383,444	100.0%	$777,159	100.0%	78.0%	$3,588,507	100.0%	$2,364,728	100.0%	51.8%

(1)
Includes net interest revenues of $3.3 million and $5.4 million for the three and nine months ended August 31, 2020, respectively, and $30.4 million and $51.4 million for the three and nine months ended August 31, 2019, respectively.

(2)
Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.

(3)
Net revenues attributed to the Investment return in Asset Management have been disaggregated to separately present Investment return and Allocated net interest (see footnote 5 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

(4)
Includes net interest expenses of $6.0 million and $19.6 million for the three and nine months ended August 31, 2020, respectively, and $2.0 million and $3.7 million for the three and nine months ended August 31, 2019, respectively.

(5)	Allocated net interest represents the allocation of our long-term debt interest expense to Asset Management, net of interest income on our Cash and cash equivalents and other sources of liquidity.
Investment Banking Revenues
Investment banking is comprised of revenues from:

•	advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;

•
underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities and equity and equity-linked securities and loan syndication;

•	our share of net earnings from our corporate lending joint venture Jefferies Finance; and

•	securities and loans received or acquired in connection with our investment banking activities.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2020	2019		2020	2019

Advisory	$171,438	$213,350	(19.6)%	$696,677	$572,386	21.7%

Equity underwriting	305,380	97,494	213.2%	561,455	256,853	118.6%
Debt underwriting	139,019	101,689	36.7%	337,198	306,977	9.8%
Total underwriting	444,399	199,183	123.1%	898,653	563,830	59.4%
Other investment banking	(27,013)	(9,108)	196.6%	(112,776)	(7,116)	1,484.8%
Total investment banking	$588,824	$403,425	46.0%	$1,482,554	$1,129,100	31.3%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Advisory transactions (1)	48	51	149	147	$29.3	$110.2	$110.3	$211.3
Public and private debt financings	213	292	449	565	72.2	43.7	185.4	124.7
Public and private equity and convertible offerings (2)	99	45	205	115	34.5	14.2	71.7	34.6

(1)
The number of advisory deals completed includes nine and 19 restructuring and recapitalization transactions during the three and nine months ended August 31, 2020, respectively, and three and 12 restructuring and recapitalization transactions during the three and nine months ended August 31, 2019, respectively.

(2)
We acted as sole or joint bookrunner on 99 and 199 offerings during the three and nine months ended August 31, 2020, respectively, and 44 and 112 offerings during the three and nine and August 31, 2019, respectively.

Three Months Ended August 31, 2020

•
Investment banking revenues were a record for the three months ended August 31, 2020 of $588.8 million, compared with $403.4 million for the three months ended August 31, 2019, reflecting record revenues in equity underwriting and solid performance in debt underwriting, partially offset by lower revenues in mergers and acquisitions.

•
Our underwriting revenues for the three months ended August 31, 2020 were $444.4 million, an increase of 123.1% from $199.2 million in the prior year quarter, due to record results in equity underwriting and solid performance in debt underwriting as clients took advantage of both a strong rebound in equity valuations, and in loan and bond prices to raise capital. Our advisory revenues were $171.4 million, or 19.6% lower than the prior year quarter, primarily due to the impact of the uncertainty created by COVID-19 on initiating and completing merger and acquisition transactions. From equity and debt underwriting activities, we generated $305.4 million and $139.0 million in revenues, respectively, for the three months ended August 31, 2020, compared with $97.5 million and $101.7 million in revenues, respectively, in the prior year quarter.

•
Other investment banking revenues were a loss of $27.0 million for the three months ended August 31, 2020, compared with a loss of $9.1 million for the three months ended August 31, 2019. Other investment banking revenues during the three months ended August 31, 2020 include a net loss of $11.8 million from our share of the net earnings of our Jefferies Finance joint venture, reflecting losses related to reserves recorded on the loan portfolio during the current year quarter, primarily due to the impact of COVID-19 on the markets and economy. This compares with a net loss of $8.2 million from our share of the net results from our Jefferies Finance joint venture in the prior year quarter, which included $12.5 million in costs from refinancing its debt. The results in both quarters also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Nine Months Ended August 31, 2020

•
Investment banking revenues were a record of $1,482.6 million for the nine months ended August 31, 2020, compared with $1,129.1 million in the prior year period, reflecting record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting. The prior year period results were impacted by the significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the period.

•
Our advisory revenues were a record $696.7 million, up $124.3 million, or 21.7% higher than the prior year period, reflecting record performance in our mergers and acquisitions business. Our underwriting revenues for the nine months ended August 31, 2020 were $898.7 million, an increase of $334.8 million, or 59.4%, from the same period last year, due to record results in equity underwriting and solid performance in debt underwriting, with broad contribution across sectors. From equity and debt underwriting activities, we generated $561.5 million and $337.2 million in revenues, respectively, for the nine months ended August 31, 2020, compared with $256.9 million and $307.0 million in revenues, respectively, in the prior year period.

•
Other investment banking revenues were a loss of $112.8 million for the nine months ended August 31, 2020, compared with revenues of $7.1 million for the nine months ended August 31, 2019. Other investment banking revenues during the nine months ended August 31, 2020 include a net loss of $51.1 million from our share of the net earnings of our Jefferies Finance joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year period, primarily due to the impact of COVID-19 on the markets and the economy. This compares with net revenues of $15.7 million in the prior year period from our share of the net earnings from our Jefferies Finance joint venture and $12.5 million in costs from refinancing its debt. Other investment banking results during the nine months ended August 31, 2020 also include a $28.5 million write-down of a private equity investment. The results in both periods also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business.

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
Three Months Ended August 31, 2020

•
Total record equities net revenues were $318.8 million for the three months ended August 31, 2020, an increase of 65.0%, compared with $193.2 million for the prior year quarter, driven by record results in our core equities business. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, as well as increased market volumes. We continued to see expansion across our client franchise as we believe we provided consistent and exceptional advisory and execution capabilities to our clients globally throughout this unprecedented period.

•
Our results include record net revenues in our Asia cash equities businesses, which was driven by our recent expansion and investment across Asian markets, as well as in our domestic and international convertibles businesses, which continue to be market leading and part of our globalization strategy. The majority of our businesses had higher results in the quarter as compared to the prior year period.

•
Results in our global cash equities businesses were driven by increased client activity, which is a result of higher market volumes and the continued globalization of our advisory and execution franchise. The growth in our record global convertibles business was driven by higher trading volumes and volatility, increased primary issuance, and increased client flow. The higher results in our global electronic trading business were driven by increased global market volumes and volatility. Our exchange traded funds business had higher results driven by increased trading revenues and the market environment.

•
Our equity options business had lower revenues as compared to the prior year quarter, driven by a decline in trading results and client activity. Results in our prime services business were lower as a result of the market environment, partially offset by the expansion and momentum of our outsourced trading franchise.

•	The increase in our global equities net revenues also included gains on certain block positions, as compared with losses on certain block positions in the prior year quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Nine Months Ended August 31, 2020

•
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

•
Total equities net revenues were a record $801.6 million for the nine months ended August 31, 2020, an increase of 39.7%, compared with $573.9 million for the prior year period, driven by strong results across most businesses. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and strong client activity and the continued momentum across our client franchise. We increased our market share globally in the first half of this year and remain positioned to be able to respond to our clients’ dynamic needs.

•
Our overall results included record net revenues across each region including the Americas, Europe, and Asia. Our regional businesses are continuing to benefit from our expansion as well as our globalization strategy across advisory and execution capabilities.

•
On a product basis, our overall results included record net revenues in our Europe and Asia-Pacific cash equities businesses and across most of our individual global businesses including electronic trading and convertibles. Our electronic trading and convertibles franchises continued to maintain several market-leading positions, while our cash equities franchise continued to improve market share and competitive positioning across the Americas, Europe, and Asia.

•
Results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market volumes and higher volatility drove an increase in commissions, our results in Asia-Pacific were also driven by our expansion and investment in the region across advisory and execution capabilities. The record growth in our global convertibles business was driven by strong primary and secondary trading activity and higher volatility. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our exchange traded funds business had higher results driven by increased trading revenues and the market environment.

•
The increase and record results in our global equities business was partially offset by lower revenues in our prime services and equity options businesses. Results in our prime services business was driven by the overall market environment, partially offset by the growth of our outsourced trading franchise. Results in our equity options business were driven by lower client volumes and trading results.

Fixed Income Net Revenues
Fixed income is comprised of net revenues from:

•
executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;

•	interest rate derivatives and credit derivatives; and

•	financing services offered to clients.
Three Months Ended August 31, 2020

•
Fixed income net revenues totaled $336.3 million for the three months ended August 31, 2020, an increase of 126.7% from net revenues of $148.3 million for the three months ended August 31, 2019, driven by continued strong client activity across products and geographies.

•
Net revenues for the three months ended August 31, 2020 were higher in our U.S. and international securitized markets groups due to increased demand in the securitization markets for most of these product classes, as compared with the prior year quarter which included trading losses due to declining yields and a flattening and inverted U.S. Treasury yield curve.

•
Strong performance across our credit businesses, including our leveraged credit, European and Asian credit and investment grade corporates businesses reflected healthy global capital markets activity and tightening credit spreads. Our global emerging markets business similarly benefited in the current year quarter, with government support of the credit markets driving increased client trading activity and opportunities.

•	The current year quarter results also included improved revenues in our municipal securities business, which benefited from the return of investors to the municipals market as spreads tightened.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Nine Months Ended August 31, 2020

•
Fixed income net revenues totaled a record $1,077.7 million for the nine months ended August 31, 2020, an increase of 107.9% from net revenues of $518.3 million for the nine months ended August 31, 2019, primarily due to strong trading volumes, as clients continued to navigate through uncertainty, and the businesses having successfully managed through the markets’ high level of volatility during the period.

•
Our U.S. rates business had record net revenues in the current year period, benefiting from increased volatility and bid-offer spreads. Similarly, our international rates business performed strongly in comparable market conditions, but also underperformed in the prior year period, as concerns over Brexit and economic challenges in other European countries limited trading opportunities.

•
Our leveraged credit, European and Asian credit and investment grade corporates businesses generated robust revenues across regions due to increased client activity and higher levels of volatility during the current year period. Similarly, revenues from our global emerging markets business benefited from more favorable market conditions driving strong investor demand, as well as an increase in new issuance.

•
Revenues in our U.S. securitized markets group were higher due to an increase in demand in the securitization markets, as client interest improved for structured products in the latter part of the current year period.

•
The current year period results were partially offset by trading losses in our municipal securities business, which was impacted by the significant sell-off in the second quarter of the current year period before experiencing a return in investor demand in the third quarter of the current year period.

Other
Other is comprised of revenues from:

•	Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);

•	principal investments in private equity and hedge funds managed by third parties or related parties and are not part of our Leucadia Asset Management platform; and

•	investments held as part of employee benefit plans, including deferred compensation plans (for which we incur equal and offsetting compensation expenses).
Three Months Ended August 31, 2020

•
Net revenues from our other business category were $30.1 million for the three months ended August 31, 2020, an increase of $17.7 million compared with net revenues of $12.4 million for the three months ended August 31, 2019.

•	Results in the current year quarter include net revenues of $18.5 million due to our share of the net income of Berkadia compared with $24.3 million in the prior year quarter.

•	The results in the current year quarter also include unrealized net mark-to-market gains related to certain investments, compared with mark-to-market losses in the prior year quarter.
Nine Months Ended August 31, 2020

•
Net revenues from our other business category totaled $90.0 million for the nine months ended August 31, 2020, an increase of $36.4 million compared with net revenues of $53.6 million for the nine months ended August 31, 2019.

•
Results in the current year period include gains of $61.5 million from hedges that were bought and sold in the first quarter as we took a more cautious market risk position due to the onset of the COVID-19 pandemic.

•
Results in the current year period also include net revenues of $40.4 million due to our share of the net income of Berkadia, compared with net revenues of $72.2 million in the prior year period. The lower net revenues in the current year period are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19 in the second quarter of the current year period.

Asset Management
Asset management revenue includes the following:

•	management and performance fees from funds and accounts managed by us;

•	revenue from strategic partners pursuant to agreements which entitle us to portions of our partner’ revenues and/or profits; and

•	investment income from our investments managed by our asset management business and other strategic partners.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2020	2019		2020	2019
Asset management fees:
Equities	$1,215	$633	91.9%	$5,162	$3,344	54.4%
Multi-asset	398	2,707	(85.3)%	3,092	11,215	(72.4)%
Total asset management fees	1,613	3,340	(51.7)%	8,254	14,559	(43.3)%
Revenue from arrangements with strategic partners (1)	5,159	880	486.3%	14,814	1,791	727.1%
Total asset management fees and revenues	6,772	4,220	60.5%	23,068	16,350	41.1%
Investment return	115,556	24,866	364.7%	150,339	104,442	43.9%
Allocated net interest	(12,999)	(9,289)	39.9%	(36,676)	(30,948)	18.5%
Total Asset Management	$109,329	$19,797	452.3%	$136,731	$89,844	52.2%

(1)	These amounts include our share of revenues received by third party asset management companies with which we have revenue and profit share arrangements.
Three Months Ended August 31, 2020

•
Asset management net revenues in the three months ended August 31, 2020 were a record $109.3 million, meaningfully higher than the $19.8 million recorded in the prior year quarter, primarily as a result of higher investment returns. Since the prior year quarter, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms.

Nine Months Ended August 31, 2020

•
Asset management net revenues in the nine months ended August 31, 2020 were a record $136.7 million, compared with $89.8 million in the prior year period, primarily as a result of higher investment returns. Since the prior year period, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms. The current year period also included higher revenues from our share of fees received by third party asset management companies with which we have revenue and profit share arrangements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Assets under Management
Assets under management by predominant asset class were as follows (in millions):

	August 31, 2020	November 30, 2019
Assets under management (1):
Equities	$444	$110
Multi-asset (2)	—	730
Total	$444	$840

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

(2)	During the three months ended August 31, 2020, the assets under management in this asset class were liquidated and the funds were returned to the third-party investors.
Change in assets under management were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Asset under management:
Balance, beginning of period	$879	$952	$840	$1,463
Net cash flow in (out)	(424)	(155)	(304)	(680)
Net market appreciation (depreciation)	(11)	89	(92)	103
Balance, end of period	$444	$886	$444	$886
The change in assets under management during the three months ended August 31, 2020 is primarily due to the liquidation and redemptions from certain funds. The change in assets under management during the nine months ended August 31, 2020 is primarily due to the liquidation and redemptions from certain funds and market depreciation during the period. The change in assets under management during the three and nine months ended August 31, 2019 is primarily due to redemptions from certain funds and separately managed accounts, partially offset by market appreciation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Asset Management Investments
Our asset management business invests directly in hedge funds and separately managed accounts where we or our Parent acts as the asset manager. Additionally, we make investments in and enter into revenue sharing arrangements with third-party asset managers. The following table represents our investments by asset manager (in thousands):

	August 31, 2020	November 30, 2019
Jefferies Group LLC; as manager:
Fund investments (1)	$267	$22,695
Separately managed accounts (2)	224,049	344,549
Total	$224,316	$367,244

Jefferies Financial Group Inc.; as manager:
Fund investments	$231,720	$218,109
Separately managed accounts (2)	—	43,153
Total	$231,720	$261,262

Third-party as asset manager:
Fund investments (3)	$634,107	$289,930
Separately managed accounts (2)	271,689	266,484
Total	$905,796	$556,414

Total asset management investments (4)	$1,361,832	$1,184,920

(1)
Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At August 31, 2020 and November 30, 2019, $0.1 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.

(2)	Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.

(3)	The increase for the nine months ended August 31, 2020 was primarily due to an investment in a new fund in the current year period.

(4)
Of the $1,361.8 million total invested in the funds at August 31, 2020, $915.8 million was sourced from the proceeds of long-term and permanent capital. At August 31, 2020 and November 30, 2019, we have borrowed $446.0 million and $135.0 million, respectively, under credit facility agreements, which are secured by a combination of our investment in a fund managed by Jefferies, with a carrying value of $231.7 million and $218.1 million at August 31, 2020 and November 30, 2019, respectively, and our investment in certain funds managed by third-parties with a carrying value of $623.4 million at August 31, 2020.

Our asset management investments generated an investment return of $115.6 million and $150.3 million for the three and nine months ended August 31, 2020, respectively, and $24.9 million and $104.4 million for the three and nine months ended August 31, 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2020	2019		2020	2019
Compensation and benefits	$725,555	$411,936	76.1%	$1,932,332	$1,261,506	53.2%
Non-compensation expenses:
Floor brokerage and clearing fees	66,744	54,247	23.0%	204,943	168,698	21.5%
Technology and communications	102,635	86,649	18.4%	287,413	247,464	16.1%
Occupancy and equipment rental	27,053	29,300	(7.7)%	78,951	87,587	(9.9)%
Business development	7,637	36,526	(79.1)%	45,953	103,430	(55.6)%
Professional services	41,173	42,379	(2.8)%	127,832	117,372	8.9%
Underwriting costs	29,071	14,647	98.5%	59,085	36,045	63.9%
Other	20,175	18,400	9.6%	80,351	41,828	92.1%
Total non-compensation expenses	294,488	282,148	4.4%	884,528	802,424	10.2%
Total non-interest expenses	$1,020,043	$694,084	47.0%	$2,816,860	$2,063,930	36.5%
Compensation and Benefits

•	Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of share-based and cash compensation awards to employees.

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

•
Compensation and benefits expense was $725.6 million and $1,932.3 million for the three and nine months ended August 31, 2020, respectively, compared with $411.9 million and $1,261.5 million for the three and nine months ended August 31, 2019, respectively, increasing in line with our significant increase in net revenues. A significant portion of our compensation expense remains highly variable.

•
Compensation and benefits expense as a percentage of Net revenues was 52.4% and 53.8% for the three and nine months ended August 31, 2020, respectively, compared with 53.0% and 53.3% for the three and nine months ended August 31, 2019, respectively.

•
Compensation expense related to the amortization of share- and cash-based awards amounted to $73.0 million and $241.5 million for the three and nine months ended August 31, 2020, respectively, compared with $78.9 million and $224.7 million for the three and nine months ended August 31, 2019, respectively.

•
Employee headcount was 3,893 at August 31, 2020 and 3,776 at August 31, 2019. Since August 31, 2019, our headcount increased, primarily as a result of our expansion in equities and research in Asia and Australia. We also had continued additions in corporate services to support business growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.

•	Refer to Note 15, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Non-Compensation Expenses
Three Months Ended August 31, 2020

•
Non-compensation expenses were $294.5 million for the three months ended August 31, 2020, an increase of $12.4 million, or 4.4%, compared with $282.1 million in the three months ended August 31, 2019. The increase in non-compensation expenses was primarily due to higher Underwriting costs primarily due to an increase in the number of transactions and higher Floor brokerage and clearing fees due to an increase in trading volumes across the equities and fixed income businesses, as well as growth in certain asset management funds and resultant trading activity. The increase was also due to higher Technology and communication expenses primarily related to increased market data and connectivity usage and costs associated with the development of various trading systems and continued costs associated with a largely remote working environment. The increase in non-compensation expenses was partially offset by lower Business development expenses as business travel and hosted events were curtailed due to COVID-19.

•
Non-compensation expenses as a percentage of Net revenues was 21.3% and 36.3% for the three months ended August 31, 2020 and August 31, 2019, respectively, demonstrating the operating leverage inherent in our business.

Nine Months Ended August 31, 2020

•
Non-compensation expenses were $884.5 million for the nine months ended August 31, 2020, an increase of $82.1 million, or 10.2%, compared with $802.4 million in the nine months ended August 31, 2019. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes primarily across our equities businesses, as well as in the fixed income businesses, as well as growth in certain asset management funds and resultant trading activity and higher Underwriting costs primarily due to an increase in the number of transactions. The increase was also due to higher Technology and communication expenses primarily related to costs associated with the development of various trading systems, increased market data and connectivity usage and costs associated with our move to a largely remote working environment. Non-compensation expense also increased due to higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March and our donation made to various charities in support of the Australian wildfire relief effort. The increase in Other expenses also included a write-off of goodwill and intangible assets related to the wind down of an asset management platform. The increase in non-compensation expenses was partially offset by lower Business development expenses as business travel and hosted events were curtailed due to COVID-19.

•
Non-compensation expenses as a percentage of Net revenues was 24.6% and 33.9% for the nine months ended August 31, 2020 and August 31, 2019, respectively, demonstrating the operating leverage inherent in our business.

Income Taxes

•
For the three and nine months ended August 31, 2020, the provision for income taxes was $95.9 million and $203.9 million, respectively, equating to an effective tax rate of 26.4% in both periods. For the three and nine months ended August 31, 2019, the provision for income taxes was $18.3 million and $79.8 million, respectively, equating to an effective tax rate of 22.0% and 26.5%, respectively.

•
The increase in the effective tax rate for the three months ended August 31, 2020, as compared to the prior year quarter, is primarily due to a larger net tax benefit recorded during the prior year quarter resulting from the settlement of various state and local exams and expiring statutes of limitation. The effective tax rate for the nine months ended August 31, 2020, as compared to the prior year period, is largely unchanged.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Goodwill
At August 31, 2020, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,644.0 million (3.5% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2020.
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
The carrying values of goodwill by reporting unit at August 31, 2020 are as follows: $565.2 million in Investment Banking, $160.5 million in Equities and Wealth Management, $917.9 million in Fixed Income and $0.4 million in Asset Management. The results of our assessment on August 1, 2020 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels. Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for details on the write-off of certain goodwill and intangible assets related to the wind down of an asset management platform.
Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Liquidity, Financial Condition and Capital Resources
Our CFO and Global Treasurer are responsible for developing and implementing our liquidity, funding and capital management strategies. These policies are determined by the nature and needs of our day to day business operations, business opportunities, regulatory obligations, and liquidity requirements.
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
Our Balance Sheet
A business unit level balance sheet and cash capital analysis are prepared and reviewed with senior management on a weekly basis. As a part of this balance sheet review process, capital is allocated to all assets and gross balance sheet limits are adjusted, as necessary. This process ensures that the allocation of capital and costs of capital are incorporated into business decisions. The goals of this process are to protect the firm’s platform, enable our businesses to remain competitive, maintain the ability to manage capital proactively and hold businesses accountable for both balance sheet and capital usage.
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
The following table provides detail on key balance sheet asset and liability items (dollars in millions):

	August 31, 2020	November 30, 2019	% Change
Total assets	$46,660.4	$43,516.1	7.2%
Cash and cash equivalents	6,749.7	5,567.9	21.2%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	986.1	796.8	23.8%
Financial instruments owned	17,555.7	16,363.4	7.3%
Financial instruments sold, not yet purchased	10,994.4	10,532.5	4.4%
Total Level 3 assets	432.9	332.2	30.3%

Securities borrowed	$7,268.4	$7,624.6	(4.7)%
Securities purchased under agreements to resell	5,327.4	4,299.6	23.9%
Total securities borrowed and securities purchased under agreements to resell	$12,595.8	$11,924.2	5.6%

Securities loaned	$1,929.7	$1,525.1	26.5%
Securities sold under agreements to repurchase	7,259.0	7,504.7	(3.3)%
Total securities loaned and securities sold under agreements to repurchase	$9,188.7	$9,029.8	1.8%
Total assets at August 31, 2020 and November 30, 2019 were $46.7 billion and $43.5 billion, respectively, an increase of 7.2%. During the three and nine months ended August 31, 2020, average total assets were approximately 17.1% and 18.9% higher, respectively, than total assets at August 31, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our total Financial instruments owned inventory was $17.6 billion at August 31, 2020, an increase of 7.3%, from $16.4 billion at November 30, 2019, respectively. During the nine months ended August 31, 2020, our total Financial instruments owned inventory increased primarily due to an increase in government and federal agency obligations, investments at fair value, mortgage-backed and other asset-backed securities and corporate debt securities, partially offset by decreases in municipal securities and loans and other receivables. Financial instruments sold, not yet purchased inventory was $11.0 billion at August 31, 2020, an increase of 4.4% from $10.5 billion at November 30, 2019, with the increase primarily driven by increases in government and federal agency and sovereign obligations, partially offset by a decrease in corporate equity securities. Our overall net inventory position was $6.6 billion and $5.8 billion at August 31, 2020 and November 30, 2019, respectively, with the increase primarily due to an increase in corporate equity and corporate debt securities, investments at fair value and mortgage-backed and other asset-backed securities, partially offset by decreases in sovereign obligations and municipal securities. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 2.5% and 1.9% at August 31, 2020 and November 30, 2019, respectively. The increase in our total Level 3 Financial instruments owned at August 31, 2020 as compared to November 30, 2019 is reflective of the increased pricing subjectivity experienced for certain financial assets during the nine months ended August 31, 2020 given the disruptive market impact of COVID-19.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 5.6% from November 30, 2019 to August 31, 2020, due to increases in our firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions and a decrease in our matched book transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase increased by 1.8% from November 30, 2019 to August 31, 2020, due to an increase in firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions and a decrease in our matched book transactions. Our average month end balance of total reverse repos and stock borrows during the three and nine months ended August 31, 2020 were 30.2% and 33.3% higher, respectively, than the August 31, 2020 balance. Our average month end balance of total repos and stock loans during the three and nine months ended August 31, 2020 were 62.2% and 74.8% higher, respectively, than the August 31, 2020 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2020	Year Ended November 30, 2019
Securities Purchased Under Agreements to Resell:
Period end	$5,327	$4,300
Month end average	8,282	7,762
Maximum month end	12,061	11,589
Securities Sold Under Agreements to Repurchase:
Period end	$7,259	$7,505
Month end average	13,941	14,686
Maximum month end	18,979	19,654
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		August 31, 2020	November 30, 2019
Total assets		$46,660,448	$43,516,115

Total equity		$6,504,454	$6,129,747

Total Jefferies Group LLC member’s equity		$6,487,890	$6,125,472
Deduct:	Goodwill and intangible assets	(1,805,511)	(1,814,141)
Tangible Jefferies Group LLC member’s equity		$4,682,379	$4,311,331

Leverage ratio (1)		7.2	7.1
Tangible gross leverage ratio (2)		9.6	9.7

(1)	Leverage ratio equals total assets divided by total equity.

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
The principal elements of our liquidity management framework are our Contingency Funding Plan, our Cash Capital Policy and our assessment of Maximum Liquidity Outflow (“MLO”).
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
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $12.5 billion at August 31, 2020 exceeded our cash capital requirements.

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2020, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2020	Average Balance Three Months ended August 31, 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,431,834	$2,290,893	$983,816
Money market investments (2)	5,317,872	3,304,669	4,584,087
Total cash and cash equivalents	6,749,706	5,595,562	5,567,903
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,122,768	988,506	972,624
Other (4)	216,088	282,436	377,296
Total other sources	1,338,856	1,270,942	1,349,920
Total cash and cash equivalents and other liquidity sources	$8,088,562	$6,866,504	$6,917,823
Total cash and cash equivalents and other liquidity sources as % of Total assets	17.3%		15.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	18.0%		16.6%

(1)	Average balances are calculated based on weekly balances.

(2)
At August 31, 2020 and November 30, 2019, $4,987.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $330.9 million and $87.4 million at August 31, 2020 and November 30, 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended August 31, 2020 was $3,240.4 million.

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

In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2020, we had the ability to readily obtain repurchase financing for 74.4% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2020 and November 30, 2019 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	August 31, 2020		November 30, 2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,356,376	$215,732	$2,403,589	$256,624
Corporate debt securities	2,075,043	18,327	1,893,605	29,412
U.S. government, agency and municipal securities	3,587,929	140,474	2,894,264	151,414
Other sovereign obligations	2,545,333	998,904	2,633,636	969,800
Agency mortgage-backed securities (1)	1,922,293	—	1,757,077	—
Loans and other receivables	569,620	—	655,120	—
Total	$13,056,594	$1,373,437	$12,237,291	$1,407,250

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
Average liquid financial instruments were $16.1 billion and $16.4 billion for the three and nine months ended August 31, 2020, respectively, and $15.2 billion and $16.3 billion for the three and twelve months ended November 30, 2019, respectively. Average unencumbered liquid financial instruments were $1.3 billion and $1.4 billion for the three and nine months ended August 31, 2020, respectively, and $1.5 billion and $1.6 billion for the three and twelve months ended November 30, 2019, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. Approximately 68.8% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately six months at August 31, 2020.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes totaled $805.4 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $643.5 million and $592.3 million for the three and nine months ended August 31, 2020, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Our short-term borrowings include the following facilities:

•
Credit Facility. One of our subsidiaries has a credit facility agreement (“Credit Facility”) with JPMorgan Chase Bank, N.A. under which we have borrowed $246.0 million at August 31, 2020. Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the Credit Facility. The Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At August 31, 2020, we were in compliance with all debt covenants under the Credit Facility.

•
Royal Bank of Canada (“RBC”) Credit Facility. One of our subsidiaries has a credit facility agreement with the Royal Bank of Canada (“RBC Credit Facility”) for a committed amount of $200.0 million. Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%. The RBC Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also impose certain restrictions on the borrower’s future indebtedness. At August 31, 2020, we were in compliance with all debt covenants under the RBC Credit Facility.

•
Intraday Credit Facility. The Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2020, we were in compliance with all debt covenants under the Intraday Credit Facility.

For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At August 31, 2020, the outstanding notes were $2.8 billion, bear interest at a spread over LIBOR and mature from September 2020 to May 2022.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At August 31, 2020 and November 30, 2019, we had total long-term capital of $12.5 billion and $12.3 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.92:1 and 1.01:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at August 31, 2020 and November 30, 2019 was as follows (in thousands):

	August 31, 2020	November 30, 2019
Long-Term Debt (1)	$5,987,433	$6,213,648
Total Equity	6,504,454	6,129,747
Total Long-Term Capital	$12,491,887	$12,343,395

(1)
Long-term debt at August 31, 2020 excludes $761.4 million of our 6.875% Senior Notes, as these notes mature on April 15, 2021, $189.6 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2019 excludes $550.6 million of our 2.375% Euro Medium Term Notes, as these notes matured on May 20, 2020, $189.1 million of our outstanding borrowings under our Revolving Credit Facility and $50.0 million of our secured bank loan.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Long-Term Debt
During the nine months ended August 31, 2020, long-term debt decreased $14.9 million, primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes, partially offset by approximately $244.4 million structured notes issuances, net of retirements, and a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023. At August 31, 2020, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at August 31, 2020 was $1,522.1 million. Subsequent to quarter-end, on October 7, 2020, we issued 2.75% Senior Notes with a principal amount of $500.0 million, due 2032. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At August 31, 2020, borrowings under the Revolving Credit Facility amounted to $189.6 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at August 31, 2020, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
On September 27, 2019, one of our subsidiaries entered into a Loan and Security Agreement for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At August 31, 2020, we were in compliance with all covenants under the Loan and Security Agreement.
At August 31, 2020, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 9.6 years.
Our long-term debt ratings at August 31, 2020 are as follows:

	Rating	Outlook
Moody’s (1)	Baa3	Stable
S&P (2)	BBB	Negative
Fitch Ratings	BBB	Stable

(1)	On April 15, 2020, Moody’s affirmed our rating of Baa3 and rating outlook of stable.

(2)	On April 14, 2020, S&P affirmed our rating of BBB and revised our rating outlook from stable to negative.
At August 31, 2020, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a broker-dealer in the United Kingdom (“U.K.”)) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa2	Stable	Baa2	Stable
S&P (2)	BBB+	Negative	BBB+	Negative

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $76.0 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2019, the $362.4 million increase to total Jefferies Group LLC member’s equity at August 31, 2020 is primarily attributed to net earnings, partially offset by distributions to Jefferies. During the three and nine months ended August 31, 2020, we recognized gains due to foreign currency translation adjustments, net of tax, of $74.9 million and $37.3 million, respectively, the majority of which is due to our £865.2 million investment in our London subsidiaries at August 31, 2020. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.
During the nine months ended August 31, 2020, we paid distributions of $164.7 million to Jefferies, based on our results for the nine months ended May 31, 2020. At August 31, 2020, we have accrued a distribution payable of $134.0 million, based on our results for the three months ended August 31, 2020.
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
At August 31, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,612,465	$1,531,871
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC-registered swap dealers not subject to regulation by a banking regulator. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. We may also be required in the future to register one or more additional subsidiaries as security-based swap dealers with the SEC. Compliance with these rules is required by October 6, 2021.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
The U.K. formally withdrew from the European Union (“EU”) on January 31, 2020 and entered a transition period that is scheduled to expire on December 31, 2020. During the transition period, existing arrangements between the U.K. and EU will remain in place while the U.K. and EU seek to negotiate a free trade agreement that will govern their future trading relationship. We have taken steps to ensure our ability to provide services to our European clients without interruption. As such, we have established a wholly-owned subsidiary of our U.K. broker-dealer in Germany, which has been approved as an authorized Market in Financial Instruments Directive investment firm by the German regulator and which will enable us to conduct business across all of our European investment banking, fixed income and equity platforms. The new entity started trading in 2019 with EU clients with further clients migrating throughout 2020, and our plans contemplate providing sufficient capital pursuant to the regulatory requirements for the planned operations as well pursuant to requirements of relevant clearing organizations.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2020, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

Contractual Obligations
The table below provides information about our contractual obligations at August 31, 2020. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2020	2021	2022 and 2023	2024 and 2025	2026 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$761.4	$768.6	$617.7	$4,601.1	$6,748.8
Revolving credit facility (1)	—	189.6	—	—	—	189.6
Secured bank loan (1)	—	50.0	—	—	—	50.0
Interest payment obligations on long-term debt (2)	98.2	289.3	491.3	431.7	1,685.0	2,995.5
Total	$98.2	$1,290.3	$1,259.9	$1,049.4	$6,286.1	$9,983.9

(1)	For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Amounts based on applicable interest rates at August 31, 2020.

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
Our average daily VaR increased to $10.46 million for the three months ended August 31, 2020 from $9.16 million for the three months ended May 31, 2020. The increase was primarily driven by continued market volatility early in the current quarter, as well as increased equity exposure as we continue to build out our Asset Management business, partially offset by a decrease in interest rate risk and an increase in the diversification benefit across asset classes and business divisions.
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at August 31, 2020				VaR at May 31, 2020
		Daily VaR for the Three Months Ended August 31, 2020				Daily VaR for the Three Months Ended May 31, 2020
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates	$8.92	$8.65	$11.06	$7.19	$10.34	$9.31	$12.50	$5.96
Equity Prices	9.95	8.16	13.07	4.79	8.69	5.89	9.30	3.68
Currency Rates	0.26	0.21	2.17	0.12	0.21	0.20	0.39	0.10
Commodity Prices	0.37	0.91	1.56	0.24	1.18	0.64	1.18	0.28
Diversification Effect (2)	(5.03)	(7.47)	N/A	N/A	(10.25)	(6.88)	N/A	N/A
Firmwide	$14.47	$10.46	$14.47	$7.62	$10.17	$9.16	$10.81	$6.81

(1)	For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.

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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2020, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The chart below reflects our daily VaR over the last four quarters with the increase in the three months ended August 31, 2020 due to continued market volatility and as certain businesses took advantage of the market rebound.
Daily Net Trading Revenue
There were eight days with trading losses out of a total of 65 trading days in the three months ended August 31, 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2020 (in millions).

Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2020 (in thousands):

10% Sensitivity
Investment in funds (1)	$92,033
Private investments	20,249
Corporate debt securities in default	6,770
Trade claims	4,052

(1)
Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.2 million at August 31, 2020, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES

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
Current counterparty credit exposures at August 31, 2020 and November 30, 2019 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
AAA Range	$—	$—	$0.3	$1.5	$0.1	$—	$0.4	$1.5	$5,317.9	$4,584.1	$5,318.3	$4,585.6
AA Range	45.1	45.2	100.3	43.0	21.5	3.7	166.9	91.9	3.9	5.3	170.8	97.2
A Range	0.2	1.1	466.2	531.9	133.7	152.4	600.1	685.4	1,425.1	976.3	2,025.2	1,661.7
BBB Range	250.0	250.2	122.5	140.9	24.9	48.3	397.4	439.4	1.5	1.6	398.9	441.0
BB or Lower	40.0	15.0	17.8	6.6	239.7	154.1	297.5	175.7	0.1	—	297.6	175.7
Unrated	98.9	94.2	—	—	0.2	6.8	99.1	101.0	1.2	0.6	100.3	101.6
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$51.0	$50.5	$7.1	$0.3	$73.1	$65.8	$226.0	$100.4	$299.1	$166.2
Europe	0.1	—	282.0	324.1	62.5	101.1	344.6	425.2	92.1	74.1	436.7	499.3
North America	419.1	390.7	374.1	349.3	350.5	263.9	1,143.7	1,003.9	6,431.6	5,393.4	7,575.3	6,397.3
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019	August 31, 2020	November 30, 2019
Asset Managers	$0.1	$—	$—	$1.7	$—	$—	$0.1	$1.7	$5,317.9	$4,584.1	$5,318.0	$4,585.8
Banks, Broker-dealers	250.2	250.7	513.4	526.7	182.7	206.8	946.3	984.2	1,431.8	983.8	2,378.1	1,968.0
Corporates	106.6	81.3	—	—	228.2	154.4	334.8	235.7	—	—	334.8	235.7
Other	77.3	73.7	193.7	195.5	9.2	4.1	280.2	273.3	—	—	280.2	273.3
Total	$434.2	$405.7	$707.1	$723.9	$420.1	$365.3	$1,561.4	$1,494.9	$6,749.7	$5,567.9	$8,311.1	$7,062.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at August 31, 2020 and November 30, 2019 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Australia	$35.2	$(19.6)	$1,514.3	$—	$14.3	$—	$13.4	$1,544.2	$1,557.6
Germany	589.6	(507.8)	894.9	—	68.6	11.5	16.4	1,056.8	1,073.2
United Kingdom	361.2	(140.5)	(39.1)	0.1	45.3	11.4	71.9	238.4	310.3
Hong Kong	46.8	(23.1)	—	—	0.2	—	152.0	23.9	175.9
Italy	1,458.4	(1,094.3)	(212.1)	—	—	0.4	—	152.4	152.4
Canada	343.8	(294.9)	(0.5)	—	21.7	78.7	1.7	148.8	150.5
China	498.1	(372.3)	(22.8)	—	—	—	—	103.0	103.0
Switzerland	110.9	(84.1)	1.1	—	28.1	2.5	3.5	58.5	62.0
Portugal	202.0	(141.0)	(0.4)	—	—	—	—	60.6	60.6
France	501.2	(493.9)	(107.2)	—	124.6	23.6	—	48.3	48.3
Total	$4,147.2	$(3,171.5)	$2,028.2	$0.1	$302.8	$128.1	$258.9	$3,434.9	$3,693.8

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Although the onset of the COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities, the markets have not only stabilized but returned to near pre-COVID-19 levels. However, the further spread of the COVID-19 outbreak may materially negatively impact stock and other securities prices and materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of August 31, 2020 and November 30, 2019; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended August 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements.

104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 9, 2020	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)