Form 10-K
period 2020-11-30
Jefferies Group LLC
filed 2021-01-29
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2020.
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2020

JEFFERIES GROUP LLC AND SUBSIDIARIES
PART I

Item 1. Business
Introduction
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated investment banking and securities firm. Our largest subsidiary, Jefferies LLC, was founded in the U.S. in 1962 and our first international operating subsidiary, Jefferies International Limited, was established in the U.K. in 1986. On March 1, 2013, we combined with and became an indirect wholly-owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”). Richard Handler, our Chief Executive Officer and Chairman, is Chief Executive Officer of Jefferies and Brian P. Friedman, our Chairman of the Executive Committee, is President of Jefferies. Messrs. Handler and Friedman are also Directors of Jefferies.
Our global headquarters and executive offices are located at 520 Madison Avenue, New York, New York 10022. We also have regional headquarters in London and Hong Kong. Our primary telephone number is 212-284-2550 and our Internet address is jefferies.com.
The following documents and reports are available on our public website:
•Earnings Releases and Other Public Announcements
•Annual and interim reports on Form 10-K
•Quarterly reports on Form 10-Q
•Current reports on Form 8-K
•Code of Ethics
•Reportable waivers, if any, from our Code of Ethics by our executive officers
•Board of Directors Corporate Governance Guidelines
•Charter of the Corporate Governance and Nominating Committee of the Board of Directors
•Charter of the Compensation Committee of the Board of Directors
•Charter of the Audit Committee of the Board of Directors
•Charters of other Committees of our Board of Directors
•Any amendments to the above-mentioned documents and reports
We expect to use our website as a main form of communication of significant news. We encourage you to visit our website for additional information. In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, Jefferies Group LLC, 520 Madison Avenue, New York, NY 10022, by calling 212-284-2550 or by sending an email to info@jefferies.com.
Business Segments
We report our activities in two business segments: (1) Investment Banking and Capital Markets and (2) Asset Management.
•Investment Banking and Capital Markets includes our investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to our clients across most industry sectors in the Americas, Europe and Asia Pacific. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance.
•Asset Management provides alternate investment management services to investors globally. In addition, through our asset management efforts, we often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest.
Financial information regarding our reportable business segments for the years ended November 30, 2020, 2019 and 2018 is set forth in Note 20, Segment Reporting in our consolidated financial statements included in this Annual Report on Form 10-K in Part II, Item 8.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Over 950 investment banking professionals operate in the Americas, Europe and Asia Pacific, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer; Energy; Financial Services; Healthcare; Industrials; Technology, Media & Telecommunications; Real Estate, Gaming & Lodging; Financial Sponsors and Public Finance. Our product coverage groups include advisory (which comprises both mergers and acquisitions and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our geographic coverage groups include teams based in major cities in the United States, London, Frankfurt, Paris, Milan, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.
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
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity; initial public offerings, including initial public offerings for special acquisition companies; follow-on offerings; block trades and equity-linked convertible securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities for companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities, and liability management solutions.
Corporate Lending
Jefferies Finance LLC (“Jefferies Finance”), our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers and manages proprietary and third-party investments in middle market and broadly syndicated loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume. Its Portfolio and Asset Management business line manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. The Portfolio and Asset Management business is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which each separately focus on investments in cash flow and traditional asset-based revolving credit, collateralized loan obligations which invest in predominately broadly syndicated loans and proprietary and third-party investments in middle market loans held in private funds and separately managed accounts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Equities
Equities Research, Capital Markets
We provide our clients full-service equities research, sales and trading capabilities across global securities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and strategy, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers over 2,500 companies around the world and a further more than 700 companies are covered by eight leading local firms in Asia Pacific with which we maintain alliances.
Equity Finance
Our Equity Finance business provides financing, securities lending and other prime brokerage services. We offer prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, outsourced trading, reporting and administrative services. We finance our clients’ securities positions through margin loans that are collateralized by securities, cash or other acceptable liquid collateral. We earn an interest spread equal to the difference between the amount we pay for funds and the amount we receive from our clients. We also operate a matched book in equity and corporate bond securities, whereby we borrow and lend securities versus cash or liquid collateral and earn a net interest spread. We offer selected prime brokerage clients the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, we directly provide our clients with all customary prime brokerage services.
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
Other
We make principal investments in private equity and hedge funds managed by third-parties as well as, from time to time, take on strategic investment positions.
Berkadia
Berkadia Commercial Mortgage Holding LLC (“Berkadia”) is a 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for Fannie Mae, Freddie Mac and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of

JEFFERIES GROUP LLC AND SUBSIDIARIES
the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans, which are not part of the government agency programs.
In addition, Berkadia originates loans for its own balance sheet. These loans provide interim financing to borrowers who intend to refinance the loan with longer-term loans from an eligible government agency or other third-party. Berkadia also provides services related to the acquisition and disposition of multifamily real estate projects, including brokerage services, asset review, market research, financial analysis and due diligence support and is a servicer of U.S. commercial real estate loans, performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
Asset Management
Under the Leucadia Asset Management (“LAM”) umbrella, we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors globally. The investment products under LAM range from multi-manager products, such as Schonfeld Fundamental Equities, Dymon Asia Capital and Weiss Multi-Strategy, to niche equity long/short strategies, such as Riposte Capital and Kathmandu, to credit strategies, such as Point Bonita Capital and 3|5|2 Capital. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest.
We continue to expand our asset management efforts. During 2020, we established a strategic relationship with Dymon Asia Capital (Asian multi-strategy) and FourSixThree Capital (distressed credit and special situations) and added Riposte Capital (contrarian long/short equity) and 3|5|2 Capital (consumer-focused asset-backed securities) to our LAM platform.
Human Capital
We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, our clients, our employees, the communities in which we live and work, and society in general. Instrumental to all of this is our culture, which derives from our employees.
We have employees located throughout the world. At November 30, 2020, we had 3,922 employees globally with approximately 64%, 24% and 12% of our workforce distributed across the Americas, Europe and Asia Pacific, respectively. Our employees are predominantly in our Investment Banking and Capital Markets segment or the support thereof. During fiscal 2020, our overall employee levels increased by 3%, as we have continued to expand our presence in Asia, particularly in our Equities business, and we have continued to grow certain of our businesses in Europe. During fiscal 2020, there was a slight decline in the overall percentage of our employees in our Asset Management business segment due to the wind down of a wholly-owned asset management platform during the year.
Our ability to develop and retain our clients depends on the reputation, marketing efforts, capabilities and knowledge of our employees and our firm. Our workforce is predominately composed of employees in roles such as investment bankers, salespeople, trading professionals, research professionals and other revenue producing or specialized personnel. In order to compete effectively and continue to provide best in class service to our clients, we must attract, retain and motivate qualified professionals. During 2020, our voluntary turnover rate was approximately 8%. Our overall retention rate is very high in our view. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion, which is summed up in our Corporate Social Responsibility Principle: Respect People. We have implemented a number of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety, training and education, and Employee Resource Groups. We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our Board of Directors has underscored our commitment to diversity by appointing diverse candidates to fill the seats of one-third of our independent directors. We have also made a commitment to building a culture that provides opportunities for all employees regardless of our differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients. Solid internal partnerships with Employee Resource Groups allow Jefferies to develop and retain our wealth of diverse talent and ensure continued growth and success. We encourage you to review the Environmental, Social and Governance Report of our ultimate parent company, Jefferies Financial Group, Inc.(located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including the ESG Report or sections thereof is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating our ability to attract, develop and retain highly skilled and productive employees, see “Part 1. Item 1A. Risk Factors.”

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
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations (“SROs”) that are actively involved in the regulation of financial services businesses (securities businesses in the case of FINRA and commodities/futures businesses in the case of the NFA). In addition, broker-dealers that conduct securities activities involving municipal securities are subject to regulation by the Municipal Securities Rulemaking Board (“MSRB”). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, CFTC, NFA and state securities regulators conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants (“FCMs”) and swap dealers. The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization under the U.S. Commodity Exchange Act for Jefferies LLC’s non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs and swap dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Broker-dealers are subject to SEC, FINRA, MSRB and, state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees (although state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA. Additional legislation, changes in rules promulgated by the SEC, FINRA, CFTC, NFA, other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisors, FCMs, commodity trading advisors, commodity pool operators and swap dealers. The SEC, CFTC, FINRA, NFA, state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations).
SEC Regulation Best Interest (“Reg BI”) requires that a broker-dealer and its associated persons to act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation and both broker-dealers and investment advisors are required to provide disclosures about their standard of conduct and conflicts of interest.
In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. Since our Wealth Management division makes recommendations to retail customers, it is required to comply with the obligations imposed under Reg BI and applicable state laws.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities, and financing customers’ prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC, and could restrict a broker-dealer from expanding business or require the broker-dealer to reduce its business activities. If the broker dealer also carries accounts for other broker dealers which are engaged in proprietary trading, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is required to maintain minimum adjusted net capital of $1.0 million.
SEC registered broker-dealers that will also register with the SEC as security-based swap dealers engaging in principal transactions of security-based swaps (“SBS”) are subject to rules regarding capital, segregation and margin requirements. The SEC rules establish similar standards for an entity registering as a standalone SBS dealer. The CFTC has also approved swap dealer capital rules. Both the SEC rules governing a standalone SBS dealer and the CFTC rules governing swap dealers are expected to come into effect in late 2021. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in SBS or swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC SBS dealer or CFTC swap dealer at each clearing agency with respect to SBS or swap transactions cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC SBS dealer or CFTC swap dealer with respect to non-cleared SBS under new SEC rules and swaps under the CFTC rules.
Jefferies Group has two entities provisionally registered with the CFTC as swap dealers – Jefferies Financial Services Inc. (“JFSI”) and Jefferies Financial Products LLC (“JFP”). Both JFSI and JFP are expected to comply with the SEC and CFTC capital rules for SBS and swap dealers, respectively, in the fourth quarter of 2021.
Under the Exchange Act, state securities regulators are not permitted to impose capital, margin, custody, financial responsibility, making and keeping records, bonding, or financial or operational reporting requirements on registered broker-dealers that differ from, or are in addition to, the requirements in those areas established under the Exchange Act, including the rules and regulations promulgated thereunder.
For additional information see Item 1A. Risk Factors - “New legislation and regulation may significantly affect our business.”
Jefferies Group LLC is not subject to any regulatory capital rules.

See Net Capital within Item 7. Management’s Discussion and Analysis and Note 19, Net Capital Requirements in this Annual Report on Form 10-K for additional discussion of net capital calculations.
Regulation outside the United States. We are an active participant in the international capital markets and provide investment banking services internationally, primarily in Europe and Asia Pacific. As in the U.S., our international subsidiaries are subject to extensive regulations proposed, promulgated and enforced by, among other regulatory bodies, the European Commission and European Supervisory Authorities (including the European Banking Authority and European Securities and Market Authority), U.K. Financial Conduct Authority, German Federal Financial Supervisory Authority (“BaFin”), Investment Industry Regulatory Organization of Canada, Hong Kong Securities and Futures Commission, the Japan Financial Services Agency, the Monetary Authority of Singapore and the Australian Securities and Investments Commission. Every country in which we do business imposes upon us laws, rules and regulations similar to those in the U.S., including with respect to some form of capital adequacy rules, customer protection rules, data protection regulations, anti-money laundering and anti-bribery rules, compliance with other applicable trading and investment banking regulations and similar regulatory reform.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 1A. Risk Factors
Factors Affecting Our Business
The following factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could necessitate unforeseen changes to the ways we operate our businesses or could otherwise result in changes that differ materially from our expectations. In addition to the specific factors mentioned in this report, we may also be affected by other factors that affect businesses generally such as global or regional changes in economic, business or political conditions, acts of war, terrorism, pandemics, climate change and natural disasters.
Market and Liquidity Risks
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate, or realize the value of security positions, thereby leading to increased concentrations. The inability to reduce our positions in specific securities may not only increase the market and credit risks associated with such positions, but also increase capital requirements, which could have an adverse effect on our business, results of operations, financial condition, and liquidity.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management within Part II, Item 7. of this Annual Report on Form 10-K for additional discussion.
We may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (“IBORs”), in particular, London Interbank Offered Rate (“LIBOR”).
Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., European Union (“EU”), Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021 and possibly prior to then. We currently hold IBOR positions with maturities past 2020. In addition, we rely on vendor applications and data providers that support downstream IBOR data. We are reviewing our positions for a strategic conversion to alternative rates for each currency we deal in. Each jurisdiction has proposed an alternative to LIBOR and other IBORs based on a risk free rate (the Secured Overnight Funding Rate for U.S. Dollars, Sterling Overnight Index Average for Sterling markets, Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens). It is possible that the discontinuance of the IBORs will result in disruption in the financial markets, suppressed capital markets activities and liquidity, pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, increased compliance, legal and operational costs, increased capital requirements and business continuity issues.
We continue to monitor and facilitate the transition from IBOR-referencing products to products referencing alternative reference rates. We have also been monitoring the development of the IBOR Fallbacks Protocol of the International Swaps and Derivatives Association, which was published on October 23, 2020, and will enable market participants to incorporate the revisions into their legacy non-cleared derivatives trades with other counterparties as part of IBOR transition.
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
Economic Environment Risks
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
• Reductions in revenue across our operating businesses
• Closure of our offices or the offices of our clients
• De-globalization
• Potential regulatory scrutiny of our ability to adequately supervise our activities in accordance with applicable regulatory requirements
We are taking necessary and recommended precautions to protect the safety and well-being of our employees and customers, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service.
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
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.
Changing financial, economic and political conditions could result in decreased revenues, losses or other adverse consequences.
Because we are a global securities and investment banking firm, global or regional changes in the financial markets or economic and political conditions could adversely affect our business in many ways, including the following:

JEFFERIES GROUP LLC AND SUBSIDIARIES
•A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads
•Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and de-globalization resulting from the current populist political movement has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business
•Adverse changes in the securities markets could lead to a reduction in revenues from asset management fees and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors
•Adverse changes in the financial markets could lead to regulatory restrictions that may limit or halt certain of our business activities
•Limitations on the availability of credit can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads
•New or increased taxes on compensation payments such as bonuses may adversely affect our profits
•Should one of our customers or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our business, funding and liquidity
The United Kingdom’s exit from the EU could adversely affect our business.
The U.K. left the EU on January 31, 2020, with a transition period until December 31, 2020 during which time the U.K. followed EU rules and a U.K.-EU trade agreement was negotiated governing EU and U.K. relations from January 1, 2021 resulting in a Trade and Cooperation Agreement together with a Political Declaration covering a number of areas including financial services. The Trade and Cooperation Agreement does not include substantive provisions for financial services, in particular it does not allow U.K. investment firms to provide services into the EU under the Passporting regime.
The potential impacts related to the delivery of Brexit or the terms of the new economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and could adversely affect our businesses, including our revenues from trading and investment banking activities, particularly in Europe, and our results of operations and financial condition.
We operated substantial parts of our EU businesses from entities based in the U.K. and have taken steps to ensure that we are able to continue to provide services to clients located in the European Economic Area (“EEA”) jurisdiction without interruption. As such, a wholly-owned subsidiary (“Jefferies GmbH”) has been established in Germany which is authorized as a MiFID investment firm by BaFin and client relationships have been migrated so that Jefferies GmbH can service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors from its office in Frankfurt and branch offices in Amsterdam, Madrid, Milan, Paris and Stockholm. Due to considerations such as operating expenses, liquidity, leverage and capital, the modified European operating framework will be more complex, less efficient and more costly than would otherwise have been the case.
Operational Risks
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
We seek to monitor and control our risk exposure. Our risk management processes and procedures are designed to limit our exposure to acceptable levels as we conduct our business. We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. These limits reflect our risk tolerances for business activity. Our framework includes inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk, sensitivities, exposure concentrations, aged inventory, amount of Level 3 assets, counterparty exposure, leverage, cash capital and performance analysis. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management within Part II. Item 7. of this Annual Report on Form 10-K for additional discussion. While we employ various risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application, including risk tolerance determinations, cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As a result, we may incur losses notwithstanding our risk management processes and procedures.
The ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.
Our ability to develop and retain our clients depends on the reputation, judgment, business generation capabilities and skills of our professionals. To compete effectively, we must attract, retain and motivate qualified professionals, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel, in addition to qualified, successful personnel in functional, non-revenue producing roles. Competitive pressures we experience with respect to employees could have an adverse effect on our business, results of operations, financial condition and liquidity.
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
Certain of our financial and other data processing systems rely on access to and the functionality of operating systems maintained by third-parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or, if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

JEFFERIES GROUP LLC AND SUBSIDIARIES
In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third-parties with which we conduct business.
Any cyber attack, cybersecurity incident, or other information security breach of, or vulnerability in, our technology systems, or those of our clients, partners, counterparties, or other third-party service providers we rely on, could have operational impacts, subject us to significant liability and harm our reputation.
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations. Third-parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
Like other financial services firms, we have been the target of attempted cyber attacks and we understand that cybersecurity incidents among financial services firms are on the rise. We are not aware of any material losses relating to cyber attacks or other information security breaches. The techniques used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain reasonable security measures, including a suite of authentication and layered information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they would detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack, cybersecurity incident, or other information security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems and processes.
Notwithstanding the precautions we take, if a cyber attack, cybersecurity incident, or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our reasonable security measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks, cybersecurity incidents, or other information security breaches to our customers, partners, third-party service providers, and counterparties. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our insurance policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Successful cyber attacks, cybersecurity incidents, or other information security breaches at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our reasonable security measures or the financial system in general, which could result in a loss of business.
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack, cybersecurity incident, or other information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack, cybersecurity incident, or other information security breach would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm caused by the cyber attack, cybersecurity incident, or other information security breach or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. All of these factors could further increase the costs and consequences of such a cyber attack or cybersecurity incident. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. If any person, including any of our

JEFFERIES GROUP LLC AND SUBSIDIARIES
associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Depending on the circumstances giving rise to the information security breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Employee misconduct could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.
There is a risk that our employees could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisors may act in a fiduciary capacity, providing financial planning, investment advice, and discretionary asset management. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective against certain misconduct, including conduct which is difficult to detect. The occurrence of significant employee misconduct could have a material adverse financial effect or cause us significant reputational harm and/or legal and regulatory liability, which in turn could seriously harm our business and our prospects.
Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition.
At November 30, 2020, we had an approximately $301.2 million investment in Berkadia. Many factors, most of which are outside of our control, can affect Berkadia's business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.
Legal, Legislation and Regulation Risks
New legislation and regulation may significantly affect our business.
Significant new legislation and regulation affecting the financial services industry is regularly proposed and sometimes adopted. These legislative and regulatory initiatives affect not only us, but also our competitors and certain of our clients. These changes could have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us and otherwise adversely affect our business. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition. In the U.S., such initiatives frequently arise in the aftermath of elections that change the party of the president or the majority party in the House and/or Senate.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations adopted by the CFTC and the SEC have introduced a comprehensive regulatory regime for swaps and SBS and parties that deal in such derivatives (although some rules, including the SEC rules for SBS, have compliance dates that will occur in the future). Two of our subsidiaries are provisionally registered as swap dealers with the CFTC and are members of the NFA. We may also be required in the future to register one or more additional subsidiaries as SBS dealers with the SEC. Certain swaps have been made subject to mandatory clearing and exchange trading and additional swaps and SBS may become subject to such requirements in the future. Pursuant to regulations adopted by the CFTC and bank regulators, swap dealers are required to post and collect variation margin in connection with the trading of uncleared swaps. We have already incurred significant compliance and operational costs as a result of the Dodd-Frank Act swap business conduct and mandatory variation margin rules, and when the compliance dates for all the final rules contemplated by Title VII have been implemented, our swap dealer entities will also be subject to mandatory capital requirements that will likely have an effect on our business. Although there is uncertainty about the full impact of these changes, we expect we will continue to be subject to a complex regulatory framework that will require significant monitoring and compliance expenditures. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
The European Market Infrastructure Regulation (“EMIR”) relating to derivatives entered into force during August 2012 and introduced certain requirements in respect of derivative contracts including: (i) the mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative

JEFFERIES GROUP LLC AND SUBSIDIARIES
contracts, including the mandatory margining of uncleared OTC derivative contracts; and (iii) reporting and record keeping requirements in respect of all derivative contracts. EMIR’s requirements apply to “financial counterparties” such as EU authorized investment firms, credit institutions, insurance companies, undertakings for collective investment in transferable securities and alternative investment funds, and “non-financial counterparties” (being an EU entity which is not a financial counterparty). Members of our group who are EU entities or subsidiaries and, when transacting with in-scope EU counterparties, members of our group who are non-EU regulated entities or subsidiaries may be subject to additional obligations and/or costs that may not otherwise have applied. Amendments to EMIR entered into force during 2019 to make the rules more streamlined and proportionate. From January 1, 2021, following the end of the transition period agreed between the EU and the U.K., EMIR will no longer apply under U.K. law; it will be replaced by “U.K. EMIR,” being EMIR as it forms part of U.K. domestic law by virtue of Section 3 of the European Union (Withdrawal) Act 2018. U.K. EMIR is therefore expected, at least initially, to impose substantially similar requirements on in-scope U.K. counterparties as those imposed on in-scope EU counterparties under EMIR.
The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as “MiFID II”) imposes certain restrictions as to the trading of shares and derivatives including market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The European Commission (“EC”) has been reviewing MiFID II throughout 2020 and is expected to publish a legislative proposal for changes to MiFID II. The extent of the changes that will be proposed under the MiFID II review is not known; however, subject to certain conditions and exceptions we may be unable to trade shares or derivatives with in-scope counterparties other than as provided by MiFID II and we may also be unable to trade shares or derivatives with, or as, in-scope counterparties under the U.K.’s “onshored” version of MiFID II.
The EU capital and liquidity legislation for banks and investment firms implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. These changes will begin to take effect from June 2021.
Increasing regulatory focus on privacy and security issues and expanding laws could impact our businesses and investments and expose us to increased liability.
The General Data Protection Regulation (“GDPR”), which went into effect in the EU in May 2018, imposes obligations including, among other things:
•accountability and transparency requirements, which require companies to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding the processing of their personal data obligations to consider data protection when any new products or services are developed and to limit the amount of personal data processed
•compliance with the data protection rights of data subjects including a right of access to or correction of personal data and a right of erasure of personal data
•the prompt reporting of personal data breaches to the relevant data supervisory authority without undue delay unless the personal data breach is unlikely to result in a risk to the data subject’s rights and freedoms.
The GDPR also includes restrictions on the transfers of personal data from the European Union to jurisdictions that have not been deemed to provide essentially equivalent data protection safeguards through national laws outside of certain legal transfer mechanisms. The GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million. Data subjects also have a right to compensation as a result of infringement of the GDPR for financial or non-financial losses.
Obligations under the GDPR and implementing member state legislation continue to evolve through legislation and regulatory guidance. In addition to other privacy legislation that is in effect in other regions, numerous proposals regarding privacy and data protection are pending before U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Additionally, violations of laws, rules and regulations could subject us to one or more of the following events: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business. The occurrence of any of these events could have a material adverse effect on our business, financial condition and prospects.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We maintain offices in over 30 cities throughout the world. Our principal offices include our global headquarters in New York City, our European headquarters in London and our Asia Pacific headquarters in Hong Kong. In addition, we maintain backup data center facilities with redundant technologies for each of our three main data center hubs in Jersey City, London and Hong Kong. We lease all of our office space, or contract via service arrangement, which management believes is adequate for our business.

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
•the description of our business contained in this report under the caption “Business”;
•the risk factors contained in this report under the caption “Risk Factors”;
•the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;
•the discussion of our risk management policies, procedures and methodologies contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” herein;
•the notes to the consolidated financial statements contained in this report; and
•cautionary statements we make in our public documents, reports and announcements.
Any forward looking statement speaks only as of the date on which that statement is made. We will not update any forward looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see the risk factors contained in this report under the caption “Risk Factors”.
During March 2020, the global novel coronavirus (“COVID-19”) pandemic and initial actions taken in response wreaked havoc on the global economy and all financial markets, and adversely affected our businesses. Subsequently, with various government actions and more clarity from the U.S. Federal Reserve Bank on future interest rate policy, the equity markets have experienced a strong rebound and a supportive trading environment for investors has emerged along with renewed activity in the equity and debt new issue capital markets. We have experienced strong market volumes and increased client activity across our capital markets business with considerably improved performance, and mergers and acquisition activity was significant in the latter part of the year.
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our results of operations for the years ended November 30, 2020 (“2020”) and November 30, 2019 (“2019”) are discussed below. For a discussion of our results of operations for the year ended November 30, 2018 (“2018”) and our 2019 results of operations as compared with our 2018 results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report Form 10-K for the year ended November 30, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on January 29, 2020.

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2020	2019	2018	2020	2019
Net revenues	$5,197,477	$3,112,530	$3,183,376	67.0%	(2.2)%
Non-interest expenses	4,020,023	2,787,861	2,773,709	44.2%	0.5%
Earnings before income taxes	1,177,454	324,669	409,667	262.7%	(20.7)%
Income tax expense	302,748	80,284	250,650	277.1%	(68.0)%
Net earnings	874,706	244,385	159,017	257.9%	53.7%
Net earnings (loss) attributable to noncontrolling interests	(4,597)	(1,644)	256	179.6%	N/M
Net earnings attributable to Jefferies Group LLC	879,303	246,029	158,761	257.4%	55.0%
Effective tax rate	25.7%	24.7%	61.2%
N/M — Not Meaningful
Executive Summary
2020 Compared with 2019
Consolidated Results
•Net revenues for 2020 were a record $5,197.5 million, compared with $3,112.5 million for 2019, an increase of $2,084.9 million, or 67.0%.
•Our record results for 2020 reflect record net revenues in all of our businesses for the year.
•Our investment banking results reflect record performance in investment banking advisory, record net revenues in equity underwriting and solid performance in debt underwriting.
•We believe our record equities and fixed income net revenues were primarily due to increased market share, higher market trading volumes and a strong trading backdrop, given increased levels of volatility that transpired following the onset of COVID-19, and the effect of governments’ policy response on the markets in the second and third quarter of the current year.
Business Results
•Our record investment banking results during 2020, reflect record advisory revenues of $1,053.5 million, an increase of 37.3%, or $286.1 million, compared to 2019, while our record underwriting revenues for 2020 were $1,448.0 million, up $678.7 million, or 88.2%.
•Our investment banking results during 2020 also include a net loss of $37.5 million from our share of the net earnings of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio. This compares with net revenues of $22.3 million from our share of the net earnings of our Jefferies Finance joint venture for 2019.
•Our record equities net revenues reflect an increase of 45.9% compared to 2019, driven by strong results across most businesses as a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and strong client activity and continued momentum across our client franchise.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our record fixed income net revenues reflect an increase of 96.8% compared to 2019, primarily due to strong trading volumes, as clients continued to navigate through uncertainty, and the businesses successfully managed through the markets’ high level of volatility during the year.
•Our record asset management net revenues during 2020 reflect an increase of $131.8 million, or 172.2%, compared to 2019, primarily as a result of higher investment returns. Our results reflect improved performance across most of our historical platforms. Since 2019, we made capital investments in several new separately managed accounts and funds.
•Net revenues in our other business category for 2020 were $121.3 million, compared with $58.5 million in 2019. Results for 2020 include net revenues of $68.9 million due to our share of the net income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with $88.2 million from Berkadia for 2019. Results in 2020 also include gains of $61.5 million from hedges that were bought and sold in the first quarter.
Expenses
•Non-interest expenses for 2020 increased $1,232.2 million, or 44.2%, to $4,020.0 million, compared with $2,787.9 million for 2019, a lower rate of increase than the 67.0% increase in our net revenues. As a result, our pre-tax operating margin increased to 22.7% in 2020 from 10.4% in 2019.
•Compensation and benefits expense for 2020 was $2,792.6 million, inclusive of $179.6 million related to the accelerated amortization of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards. Compensation and benefits expense for 2020 was an increase of $1,108.5 million, or 65.8%, from 2019, consistent with the 67.0% growth in net revenues. Compensation and benefits expense as a percentage of Net revenues was 53.7% for 2020, or 50.3% excluding the impact of the accelerated cash awards, compared with 54.1% for 2019.
•Non-compensation expenses for 2020 increased $123.6 million, or 11.2%, to $1,227.4 million, compared with $1,103.8 million for 2019. The increase in non-compensation expenses was primarily due to increased Floor brokerage and clearing fees due to record net revenues in equities and fixed income resulting from an increase in trading volumes, and higher Underwriting costs due to record investment banking net revenues resulting from an increase in the number of transactions. The increase was also due to higher Technology and communication expenses and higher Other expenses, which was partially offset by significantly lower Business development expenses as business travel and events were substantially curtailed due to COVID-19.
Headcount
•At November 30, 2020, we had 3,922 employees globally, an increase of 107 employees from our headcount of 3,815 at November 30, 2019. Our headcount increased primarily in Europe and Asia Pacific, as a result of continued investment to expand our businesses in equities and fixed income; as well as additions in corporate services to support this business growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2020		2019		2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2020	2019
Advisory	$1,053,500	20.3%	$767,421	24.6%	$820,042	25.8%	37.3%	(6.4)%

Equity underwriting	902,016	17.4	361,972	11.6	454,555	14.3	149.2%	(20.4)%
Debt underwriting	545,978	10.5	407,336	13.1	635,606	19.9	34.0%	(35.9)%
Total underwriting	1,447,994	27.9	769,308	24.7	1,090,161	34.2	88.2%	(29.4)%
Other investment banking	(103,330)	(2.0)	(14,617)	(0.5)	3,638	0.1	606.9%	N/M
Total investment banking	2,398,164	46.2	1,522,112	48.8	1,913,841	60.1	57.6%	(20.5)%

Equities	1,128,910	21.7	773,979	24.9	665,557	20.9	45.9%	16.3%
Fixed income	1,340,792	25.8	681,362	21.9	559,712	17.6	96.8%	21.7%
Total capital markets	2,469,702	47.5	1,455,341	46.8	1,225,269	38.5	69.7%	18.8%

Other	121,272	2.3	58,535	1.9	45,316	1.4	107.2%	29.2%

Total Investment Banking and Capital Markets (1)(2)	4,989,138	96.0	3,035,988	97.5	3,184,426	100.0	64.3%	(4.7)%

Asset management fees and revenues	28,694	0.6	20,285	0.7	21,214	0.7	41.5%	(4.4)%
Investment return (3)(4)	228,129	4.4	96,805	3.1	16,971	0.5	135.7	470.4%
Allocated net interest (3)(5)	(48,484)	(0.9)	(40,548)	(1.3)	(39,235)	(1.2)	19.6%	3.3%
Total Asset Management	208,339	4.0	76,542	2.5	(1,050)	—	172.2%	N/M

Net revenues	$5,197,477	100.0%	$3,112,530	100.0%	$3,183,376	100.0%	67.0%	(2.2)%
N/M — Not Meaningful
(1)     Includes net interest revenues of $12.3 million, $74.0 million and $8.5 million for 2020, 2019 and 2018, respectively.
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
(4)    Includes net interest expenses of $24.5 million, $8.9 million and $8.4 million for 2020, 2019 and 2018, respectively.
(5)    Allocated net interest represents the allocation of our long-term debt interest expense to Asset Management, net of interest income on our Cash and cash equivalents and other sources of liquidity.
Investment Banking Revenues
Investment banking is comprised of revenues from:
•advisory services with respect to mergers and acquisitions and restructurings and recapitalizations;
•underwriting services, which include underwriting and placement services related to corporate debt, municipal bonds, mortgage-backed and asset-backed securities and equity and equity-linked securities and loan syndication;
•our 50% share of net earnings from our corporate lending joint venture, Jefferies Finance; and

JEFFERIES GROUP LLC AND SUBSIDIARIES
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

				% Change from Prior Year
	2020	2019	2018	2020	2019
Advisory	$1,053,500	$767,421	$820,042	37.3%	(6.4)%

Equity underwriting	902,016	361,972	454,555	149.2%	(20.4)%
Debt underwriting	545,978	407,336	635,606	34.0%	(35.9)%
Total underwriting	1,447,994	769,308	1,090,161	88.2%	(29.4)%
Other investment banking	(103,330)	(14,617)	3,638	606.9%	N/M
Total investment banking	$2,398,164	$1,522,112	$1,913,841	57.6%	(20.5)%
N/M — Not Meaningful
The following table sets forth certain statistics in respect of our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2020	2019	2018	2020	2019	2018
Advisory transactions	228	195	195	$217.5	$241.6	$193.9
Public and private debt financings	639	779	969	255.8	190.7	270.1
Public and private equity and convertible offerings	286	166	193	103.5	45.3	43.3
2020 Compared with 2019
•Investment banking revenues were a record $2,398.2 million for 2020, 57.6% higher than 2019. This reflects record performance in mergers and acquisitions, record results in equity underwriting and solid performance in debt underwriting, while the results for 2019 were impacted by the significant industry-wide decline in equity and leverage finance activity across the U.S. and Europe during the year.
•Our 2020 advisory revenues were a record $1,053.5 million, up $286.1 million, or 37.3%, from 2019, reflecting a meaningful acceleration of activity in the second half of 2020. Our underwriting revenues for 2020 were $1,448.0 million, an increase of $678.7 million, or 88.2%, from 2019, due to record results in equity underwriting and solid performance in debt underwriting, as clients took advantage of both a strong rebound in equity valuations, and in loan and bond prices to raise capital after the initial market disruption from COVID-19 subsided. From equity and debt underwriting activities, we generated $902.0 million and $546.0 million in revenues, respectively, for 2020, compared with $362.0 million and $407.3 million in revenues, respectively, for 2019.
•Other investment banking revenues were a loss of $103.3 million for 2020, compared with a loss of $14.6 million for 2019. The results for 2020 include a net loss of $37.5 million from our share of the net earnings of the Jefferies Finance joint venture reflecting unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the current year, primarily due to the impact of COVID-19 on the markets and the economy, compared to net revenues of $22.3 million for 2019, inclusive of $12.5 million in costs from refinancing its debt. The results in both years also include the amortization of costs and allocated interest expense related to our investment in the Jefferies Finance business. In addition, Other investment banking results for 2020 include unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
Equities Net Revenue
Equities is comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;

JEFFERIES GROUP LLC AND SUBSIDIARIES
•financing, securities lending and other prime brokerage services offered to clients; and
•wealth management services.
2020 Compared with 2019
•In May 2020, Greenwich Associates named us as the top firm in helping clients navigate the markets as COVID-19 significantly impacted equity markets in mid-March, causing volatility and increased trading volumes. These results were based on a survey they had recently conducted of more than 75 buy-side institutions evaluating brokers’ performances in providing clients with liquidity, hedging solutions, market color and insights.
•Total equities net revenues were a record $1,128.9 million for 2020, an increase of 45.9% over the $774.0 million for 2019. Our strong performance was a result of the continued expansion of our business both from a product and geographic perspective, increased market volumes and the continued momentum of our client franchise. We increased our market share globally, as we were well-positioned to respond to our clients’ dynamic needs during the year.
•Our overall results included record net revenues across each region, including the Americas, Europe and Asia Pacific. Each of our regional businesses is continuing to benefit from our overall global expansion and network. We believe we provided consistent and exceptional advisory and execution capabilities to our clients globally throughout this unprecedented period.
•On a product basis, our overall results included record net revenues in our global cash equities businesses and across most of our global electronic trading businesses, as well as our domestic and international convertibles businesses. Our electronic trading and convertibles franchises continued to maintain several market-leading positions, while our cash equities franchise continued to improve its market share and competitive positioning. In November 2020, Greenwich Associates ranked our international convertibles business as #1 in Europe and Asia, excluding Japan, with significant market share and continued momentum.
•The record results in our global cash equities businesses were driven by increased client activity, market volumes and improved trading. While global market trading volumes and higher volatility drove an increase in commissions, our results in Asia Pacific were also driven by our expansion and investment in the region in 2019 and 2020 across advisory and execution capabilities. The record results in our global convertibles business was driven by strong primary and secondary trading activity and higher volatility, and also the expansion of the business in London we undertook in late 2018. Our global electronic trading business achieved record results, which were driven by increased global market volumes, volatility, and the continued strength of the global platform. Our exchange traded funds business had higher results driven by increased trading revenues and the better market environment.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.
2020 Compared with 2019
•Fixed income net revenues totaled a record $1,340.8 million for 2020, an increase of 96.8%, compared with net revenues of $681.4 million for 2019, a result of strong client activity both in primary and secondary markets across products and regions, as well as periods of elevated market volatility. Our overall results included record net revenues regionally in each of the Americas, Europe and Asia, as the business successfully managed through the markets’ high volumes and levels of uncertainty during the year.
•Our global rates businesses generated record net revenues for 2020, driven by higher volatility and wider bid-offer spreads, particularly during the second quarter. Our results for 2020 also benefited from low interest rates and a favorable market environment, compared to 2019 when economic challenges and uncertainties, such as Brexit, limited client activity and trading opportunities.
•Record results in our leveraged credit, European and Asian credit and investment grade corporates businesses resulted from robust revenues across regions and products due to increased client activity and higher levels of volatility during 2020. Similarly, record revenues from our global emerging markets business benefited from more favorable market conditions driving strong investor demand, as well as an increase in new issuance.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Revenues in our U.S. securitized markets group were higher due to an increase in demand for new issuance in the securitization markets and as the relative higher yields on securitized products drove investor demand in the second half of 2020.
•The record results were partially offset by lower revenues in our municipal securities business, which was impacted by a significant sell-off in the second quarter of 2020 before stabilizing and recovering over the second half of 2020.
Other
Other is comprised of revenues from:
•Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);
•principal investments in private equity and hedge funds managed by third-parties or related parties and that are not part of our Leucadia Asset Management platform; and
•investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expenses).
2020 Compared with 2019
•Our other net revenues totaled $121.3 million for 2020, an increase of $62.8 million compared with $58.5 million for 2019.
•Results for 2020 include net revenues of $68.9 million due to our share of income from Berkadia, compared with net revenues of $88.2 million for 2019. The lower net revenues for 2020 are due to the impairment of mortgage servicing rights as a result of lower interest rates and a decline in loan originations due to the impact of COVID-19 in the second quarter of 2020, with increased volumes and improved valuations returning in the latter part of the year.
•Results for 2020 also include gains of $61.5 million from hedges that were bought and sold in the first quarter as we took a negative view of the market due to the onset of the COVID-19 pandemic.
Asset Management
Our asset management business is a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies through us and our affiliated asset managers. We provide certain of our affiliated asset managers access to fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as all aspects of business development.
Collectively, we and our affiliated asset managers have net asset values or net asset value equivalent assets under management of approximately $21.0 billion and $16.0 billion at November 30, 2020 and 2019, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account or the par value of collateralized loan obligations. These include the following:
•$6.9 billion (2020) and $3.1 billion (2019) - This includes the assets under management raised by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement. In some instances, due to the timing of payments and crystallization of profits or revenue, the majority of revenue related to these relationships will be realized at their calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from third-parties with strategic affiliates within the results of our Asset Management businesses.
•$10.8 billion (2020) and $9.5 billion (2019) - Asset management activities within Jefferies Finance, our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, which represent the aggregate par value of collateralized loan obligations (“CLOs”) managed by Jefferies Finance, including those consolidated by Jefferies Finance. Because management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets reportable business segment, those activities are excluded from our Asset Management reportable business segment results. Revenues from our investment in Jefferies Finance are accounted for under the equity method and presented in Other revenues on the Consolidated Statement of Earnings.
•$2.6 billion (2020) and $2.6 billion (2019) - Net asset values of investments made by us or by Jefferies in funds or separately managed accounts. At times, we will incubate strategies using our own capital during the institutional build-out phase before opening investments to outside capital. This net asset value includes our seed capital of $1.5 billion (2020) and $1.2 billion (2019) in addition to amounts financed of $1.1 billion (2020) and $1.4 billion (2019), invested in funds and separately managed accounts that are managed by us and third-party asset managers. Revenues related to the net asset values of investments made by us are presented in Investment return within the results of our Asset

JEFFERIES GROUP LLC AND SUBSIDIARIES
Management businesses. We earn asset management fees from the net asset values of investments made by Jefferies, which are presented in Asset management fees and revenues within the results of our Asset Management businesses.
•$0.7 billion (2020) and $0.8 billion (2019) - This includes third-party investments actively managed by our wholly-owned divisions. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within within the results of our Asset Management businesses.
Asset management revenues include the following:
•management and performance fees from funds and accounts managed by us;
•revenues from affiliated asset managers in which we hold interests that entitle us to portions of their revenues and/or profits; and
•investment income from capital invested in and managed by us, Jefferies and our affiliated asset managers.
The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, the benefit of performance fees attributable to performance during the latter eleven months of each of our fiscal years is actually realized and recorded only in the first quarter of our next fiscal year.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

				% Change from Prior Year
	2020	2019	2018	2020	2019
Asset management fees:
Equities	$6,095	$3,623	$1,900	68.2%	90.7%
Multi-asset	3,092	13,596	19,314	(77.3)%	(29.6)%
Total asset management fees	9,187	17,219	21,214	(46.6)%	(18.8)%
Revenue from third-parties with strategic affiliates (1)	19,507	3,066	—	536.2%	N/M
Total asset management fees and revenues	28,694	20,285	21,214	41.5%	(4.4)%
Investment return	228,129	96,805	16,971	135.7%	470.4%
Allocated net interest	(48,484)	(40,548)	(39,235)	19.6%	3.3%
Total Asset Management	$208,339	$76,542	$(1,050)	172.2%	N/M
N/M — Not Meaningful
(1)    The amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements.
2020 Compared with 2019
•Asset management net revenues for 2020 were a record $208.3 million, compared with $76.5 million for 2019, primarily as a result of higher investment returns. Since 2019, we made capital investments in several new separately managed accounts and funds. In addition, our results reflect improved performance across most of our historical platforms. Total asset management revenues for 2020 are also reflective of a 41.5% increase in total asset management fees and revenues, primarily attributed to higher revenues from our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, partially offset by a decline in asset management fees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Assets under Management
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2020	2019
Assets under management (1):
Equities	$481	$110
Multi-asset (2)	173	730
Total	$654	$840
(1)    Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. We may consolidate certain funds and for such consolidated funds, assets under management include the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic affiliates or investments or Jefferies Financial Group Inc.
(2)    During 2020, certain of the assets under management in this asset class were liquidated and the funds were returned to the third-party investors due to the wind down of our quantPORT asset management platform.
Changes in assets under management were as follows (in millions):

	Year Ended November 30,
	2020	2019
Assets under management:
Balance, beginning of period	$840	$1,463
Net cash flow out	(86)	(738)
Net market appreciation (depreciation)	(100)	115
Balance, end of period	$654	$840
The change in assets under management in our wholly-owned managers during 2020 is primarily due to market depreciation during the year and the liquidation and redemptions from certain funds related to the wind down of our quantPORT asset management platform, partially offset by increased investments by third-parties in certain funds and managed accounts. The change in assets under management during 2019 is primarily due to redemptions from certain funds and separately managed accounts, partially offset by market appreciation.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Asset Management Investments
Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we or our Parent act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the earnings or profits of the affiliated manager. Our asset management investments generated an investment return of $228.1 million and $96.8 million for 2020 and 2019, respectively. The following table represents our investments by asset manager (in thousands):

	November 30,
	2020	2019
Jefferies Group LLC; as manager:
Fund investments (1)	$25,292	$22,695
Separately managed accounts (2)	342,443	344,549
Total	$367,735	$367,244

Jefferies Financial Group Inc.; as manager:
Fund investments	$233,601	$218,109
Separately managed accounts (2)	—	43,153
Total	$233,601	$261,262

Strategic affiliates; as asset manager:
Fund investments (3)	$641,185	$289,930
Separately managed accounts (2)	261,273	266,484
Total	$902,458	$556,414

Total asset management investments	$1,503,794	$1,184,920
(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At November 30, 2020 and 2019, $0.1 million and $22.6 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented on our balance sheet within each respective line item.
(3)    The increase for 2020 was primarily due to an investment in a new fund.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2020	2019	2018	2020	2019
Compensation and benefits	$2,792,575	$1,684,054	$1,736,264	65.8%	(3.0)%
Non-compensation expenses:
Floor brokerage and clearing fees	270,132	227,471	189,068	18.8%	20.3%
Underwriting costs	95,636	50,662	64,317	88.8%	(21.2)%
Technology and communications	386,830	335,395	305,655	15.3%	9.7%
Occupancy and equipment rental	107,180	119,472	100,952	(10.3)%	18.3%
Business development	67,603	138,158	163,756	(51.1)%	(15.6)%
Professional services	179,888	162,668	139,885	10.6%	16.3%
Other	120,179	69,981	73,812	71.7%	(5.2)%
Total non-compensation expenses	1,227,448	1,103,807	1,037,445	11.2%	6.4%
Total non-interest expenses	$4,020,023	$2,787,861	$2,773,709	44.2%	0.5%
N/M — Not Meaningful

JEFFERIES GROUP LLC AND SUBSIDIARIES
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation awards and the amortization of certain share-based and cash compensation awards to employees.
•Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense also includes amortization expense associated with these awards to the extent there are respective future service period requirements. In addition, the senior executive awards contain market and performance conditions.
•Compensation and benefits expense was $2,792.6 million for 2020 compared with $1,684.1 million for 2019, increasing in line with our significant increase in net revenues. A significant portion of our compensation expense remains variable.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $499.5 million for 2020 compared with $341.4 million for 2019. During the fourth quarter of 2020, we amended the service requirement provisions of certain cash-based awards that had been granted during previous years. Compensation expense of $179.6 million was recorded as a result of these amendments.
•Compensation and benefits expense as a percentage of Net revenues was 53.7% for 2020, or 50.3% excluding the impact of the accelerated cash awards, and 54.1% for 2019.
•Employee headcount was 3,922 globally at November 30, 2020, an increase of 107 employees from our headcount of 3,815 at November 30, 2019. Our headcount increased primarily in Europe and Asia, as a result of continued investment to expand our businesses in equities and fixed income; as well as additions in corporate services to support this business growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.
•Refer to Note 16, Compensation Plans, included in this Annual Report on Form 10-K, for further details on compensation and benefits.
Non-Compensation Expenses
2020 Compared with 2019
•Non-compensation expenses were $1,227.4 million for 2020, an increase of $123.6 million, or 11.2%, compared with $1,103.8 million for 2019.
•The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to record net revenues in equities and fixed income resulting from an increase in trading volumes and growth in certain asset management funds and resultant trading activity. The increase was also due to higher Underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the number of transactions and higher Technology and communication expenses, primarily related to costs associated with the development of various trading systems, increased market data and higher connectivity usage due to the expansion of certain businesses in Asia.
•Non-compensation expenses also increased due to higher Other expenses, which included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed Chief Financial Officer (“CFO”) who tragically died from complications of COVID-19 in March. Additionally, the increase in Other expenses also included $34.0 million attributed to our donation made to various charities in support of the Australian wildfire relief effort, costs associated with the early retirement of our 6.875% senior notes in November 2020, costs related to provisions for receivable losses and a writeoff of goodwill and intangible assets related to the wind down of our quantPORT asset management platform.
•The increase in non-compensation expenses was partially offset by significantly lower Business development expenses as business travel and hosted events were substantially curtailed due to COVID-19.
•Non-compensation expenses as a percentage of Net revenues was 23.6% and 35.5% for 2020 and 2019, respectively, demonstrating the operating leverage inherent in our business.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Income Taxes
•For 2020, the provision for income taxes was $302.7 million, equating to an effective tax rate of 25.7%, compared with a provision for income taxes of $80.3 million, equating to an effective tax rate of 24.7% for 2019.
•The increase in the effective tax rate during 2020, as compared with 2019, is primarily due to our substantially higher earnings before income taxes minimizing the impact of net tax benefits in 2020.
•Refer to Note 17, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K, for further details on income taxes.
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
Goodwill
At November 30, 2020, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,646.9 million (3.4% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2020.
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
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate fair value of each reporting unit on a controlling basis.
The carrying values of goodwill by reporting unit at November 30, 2020 are as follows: $566.2 million in Investment Banking, $160.8 million in Equities and Wealth Management, $919.5 million in Fixed Income and $0.4 million in Asset Management.
The results of our assessment on August 1, 2020 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels. Refer to Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K, for details on the write-off of certain goodwill and intangible assets related to the wind down of an asset management platform.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	November 30,
	2020	2019	% Change
Total assets	$47,752.0	$43,516.1	9.7%

Cash and cash equivalents	7,111.9	5,567.9	27.7%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	604.3	796.8	(24.2)%

Financial instruments owned	17,686.1	16,363.4	8.1%
Financial instruments sold, not yet purchased	10,017.5	10,532.5	(4.9)%
Total Level 3 assets	379.1	332.2	14.1%

Securities borrowed	$6,934.8	$7,624.6	(9.0)%
Securities purchased under agreements to resell	5,096.8	4,299.6	18.5%
Total securities borrowed and securities purchased under agreements to resell	$12,031.6	$11,924.2	0.9%

Securities loaned	$1,810.7	$1,525.1	18.7%
Securities sold under agreements to repurchase	8,316.3	7,504.7	10.8%
Total securities loaned and securities sold under agreements to repurchase	$10,127.0	$9,029.8	12.2%
Total assets at November 30, 2020 and 2019 were $47.8 billion and $43.5 billion, respectively, an increase of 9.7%. During 2020, average total assets were approximately 16.7% higher than total assets at November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our total Financial instruments owned inventory was $17.7 billion and $16.4 billion at November 30, 2020 and 2019, respectively. During the year ended November 30, 2020, our total Financial instruments owned increased primarily due to increases in government and federal agency obligations, corporate debt securities, investments at fair value and loans and other receivables, partially offset by decreases in municipal securities and sovereign obligations. Financial instruments sold, not yet purchased inventory was $10.0 billion at November 30, 2020, a decrease of 4.9% from $10.5 billion at November 30, 2019, with the decrease primarily driven by decreases in corporate equity and debt securities and sovereign obligations, partially offset by increases in government and federal agency obligations and loans. Our overall net inventory position was $7.7 billion and $5.8 billion at November 30, 2020 and 2019, respectively, with the increase primarily due to an increase in corporate debt and equity securities, sovereign obligations and investments at fair value, partially offset by a decrease in municipal securities. Our Level 3 financial instruments owned as a percentage of total Financial instruments owned increased to 2.1% at November 30, 2020 from 1.9% at November 30, 2019.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 0.9% from November 30, 2019 to November 30, 2020, due to a decrease in the netting benefit for our collateralized financing transactions and increases in firm financing of our inventory, partially offset by a decrease in our matched book transactions. The outstanding balance of our securities loaned and securities sold under agreements to repurchase increased by 12.2% from November 30, 2019 to November 30, 2020, primarily due to an increase in firm financing of our inventory and a decrease in the netting benefit for our collateralized financing transactions, partially offset by a decrease in our matched book transactions. Our average month end balance of total reverse repos and stock borrows during 2020 were 37.6% higher than the November 30, 2020 balance. Our average month end balance of total repos and stock loans during 2020 were 53.9% higher than the November 30, 2020 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2020	2019
Securities Purchased Under Agreements to Resell:
Year end	$5,097	$4,300
Month end average	8,040	7,762
Maximum month end	12,061	11,589
Securities Sold Under Agreements to Repurchase:
Year end	$8,316	$7,505
Month end average	13,501	14,686
Maximum month end	18,979	19,654
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		November 30,
		2020	2019
Total assets		$47,751,997	$43,516,115

Total equity		$6,366,132	$6,129,747

Total Jefferies Group LLC member’s equity		$6,348,743	$6,125,472
Deduct:	Goodwill and intangible assets	(1,805,376)	(1,814,141)
Tangible Jefferies Group LLC member’s equity		$4,543,367	$4,311,331

Leverage ratio (1)		7.5	7.1
Tangible gross leverage ratio (2)		10.1	9.7
(1)Leverage ratio equals total assets divided by total equity.
(2)Tangible gross leverage ratio (a non-GAAP financial measure) equals total assets less goodwill and identifiable intangible assets divided by tangible Jefferies Group LLC member’s equity. The tangible gross leverage ratio is used by rating agencies in assessing our leverage ratio.

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
The principal elements of our liquidity management framework are our Contingency Funding Plan, our Cash Capital Policy and our assessment of Modeled Liquidity Outflow (“MLO”).
Contingency Funding Plan. Our Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a liquidity stress event, including, but not limited to, the following:
•Repayment of all unsecured debt maturing within one year and no incremental unsecured debt issuance;
•Maturity rolloff of outstanding letters of credit with no further issuance and replacement with cash collateral;
•Higher margin requirements than currently exist on assets on securities financing activity, including repurchase agreements;
•Liquidity outflows related to possible credit downgrade;
•Lower availability of secured funding;
•Client cash withdrawals;
•The anticipated funding of outstanding investment and loan commitments; and
•Certain accrued expenses and other liabilities and fixed costs.
Cash Capital Policy. We maintain a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include our equity and the noncurrent portion of long-term borrowings. Uses of cash capital include the following:
•Illiquid assets such as equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and certain investments;
•A portion of securities inventory that is not expected to be financed on a secured basis in a credit stressed environment (i.e., margin requirements); and
•Drawdowns of unfunded commitments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $13.0 billion at November 30, 2020 exceeded our cash capital requirements.
MLO. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity crisis, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate an MLO that could be experienced in a liquidity crisis. MLO is based on a scenario that includes both a market-wide stress and firm-specific stress, characterized by some or all of the following elements:
•Global recession, default by a medium-sized sovereign, low consumer and corporate confidence, and general financial instability.
•Severely challenged market environment with material declines in equity markets and widening of credit spreads.
•Damaging follow-on impacts to financial institutions leading to the failure of a large bank.
•A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.
The following are the critical modeling parameters of the MLO:
•Liquidity needs over a 30-day scenario.
•A two-notch downgrade of our long-term senior unsecured credit ratings.
•No support from government funding facilities.
•A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis.
•No diversification benefit across liquidity risks. We assume that liquidity risks are additive.
The calculation of our MLO under the above stresses and modeling parameters considers the following potential contractual and contingent cash and collateral outflows:
•All upcoming maturities of unsecured long-term debt, commercial paper, promissory notes and other unsecured funding products assuming we will be unable to issue new unsecured debt or rollover any maturing debt.
•Repurchases of our outstanding long-term debt in the ordinary course of business as a market maker.
•A portion of upcoming contractual maturities of secured funding trades due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral and counterparty concentration.
•Collateral postings to counterparties due to adverse changes in the value of our over-the-counter (“OTC”) derivatives and other outflows due to trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments required by a two-notch downgrade in our credit ratings.
•Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded derivatives and any increase in initial margin and guarantee fund requirements by derivative clearing houses.
•Liquidity outflows associated with our prime services business, including withdrawals of customer credit balances, and a reduction in customer short positions.
•Liquidity outflows to clearing banks to ensure timely settlements of cash and securities transactions.
•Draws on our unfunded commitments considering, among other things, the type of commitment and counterparty.
•Other upcoming large cash outflows, such as tax payments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2020, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2020	Average Balance Quarter ended November 30, 2020 (1)	November 30, 2019
Cash and cash equivalents:
Cash in banks	$1,979,058	$2,777,480	$983,816
Money market investments (2)	5,132,871	4,044,718	4,584,087
Total cash and cash equivalents	7,111,929	6,822,198	5,567,903
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,180,410	1,074,927	972,624
Other (4)	312,511	306,911	377,296
Total other sources	1,492,921	1,381,838	1,349,920
Total cash and cash equivalents and other liquidity sources	$8,604,850	$8,204,036	$6,917,823
Total cash and cash equivalents and other liquidity sources as % of Total assets	18.0%		15.9%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	18.7%		16.6%
(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2020 and 2019, $5,118.0 million and $4,496.7 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million and $87.4 million at November 30, 2020 and 2019, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2020 was $4,030.2 million.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2020, we had the ability to readily obtain repurchase financing for 71.0% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2020 and 2019 (in thousands):

	November 30,
	2020		2019
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,191,536	$238,129	$2,403,589	$256,624
Corporate debt securities	2,298,591	50,217	1,893,605	29,412
U.S. government, agency and municipal securities	3,336,361	110,586	2,894,264	151,414
Other sovereign obligations	2,518,928	1,101,272	2,633,636	969,800
Agency mortgage-backed securities (1)	1,652,743	—	1,757,077	—
Loans and other receivables	564,112	—	655,120	—
Total	$12,562,271	$1,500,204	$12,237,291	$1,407,250
(1)Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. These securities include pass-through securities, securities backed by adjustable rate mortgages, collateralized mortgage obligations, commercial mortgage-backed securities and interest- and principal-only securities.
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $21.5 billion and $16.3 billion for 2020 and 2019, respectively. Average unencumbered liquid financial instruments were $1.4 billion and $1.6 billion for 2020 and 2019, respectively.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At November 30, 2020, approximately 60.1% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. During the year ended November 30, 2020, an average of approximately 87.7% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately five months at November 30, 2020.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2020, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities, floating rate puttable notes and equity-linked notes totaled $764.7 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $656.3 million and $555.4 million for 2020 and 2019, respectively.
Our short-term borrowings include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At November 30, 2020, we were in compliance with all covenants under these facilities. Our facilities included within short-term borrowings at November 30, 2020 were as follows (in thousands):

Bank of New York Mellon Master Loan Agreement (1)	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	246,000
Royal Bank of Canada Credit Facility (3)	200,000
Bank of New York Mellon Credit Facility (4)	—
Total	$746,000
(1)Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in this credit facility agreement.
(3)Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)During 2020, Jefferies LLC entered into a revolving credit facility with the Bank of New York Mellon for a committed amount of $100.0 million, maturing on September 13, 2021. Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%. At November 30, 2020, there were no borrowings outstanding under this agreement.
Our short-term borrowings at November 30, 2020 also include floating rate puttable notes of $6.8 million, equity-linked notes of $5.1 million and other bank loans of $6.8 million.
In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At November 30, 2020, we were in compliance with all debt covenants under the Intraday Credit Facility.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2020, the outstanding notes were $2.7 billion, bear interest at a spread over LIBOR and mature from December 2020 to August 2022.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2020 and 2019, we had total long-term capital of $13.0 billion and $12.3 billion resulting in a long-term debt to equity capital ratio of 1.05:1 and 1.01:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at November 30, 2020 and 2019 was as follows (in thousands):

	November 30,
	2020	2019
Long-Term Debt (1)	$6,655,948	$6,213,648
Total Equity	6,366,132	6,129,747
Total Long-Term Capital	$13,022,080	$12,343,395
(1)Long-term debt at November 30, 2020 excludes $189.7 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2019 excludes $550.6 million of our 2.375% Euro Medium Term Notes, as these notes matured on May 20, 2020, $189.1 million of our outstanding borrowings under our Revolving Credit Facility and $50.0 million of our secured bank loan.
Long-Term Debt
During 2020, long-term debt decreased by $107.7 million. This decrease is primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes and the early retirement of our 6.875% Senior Notes, partially offset by a $500.0 million principal amount issuance of 2.75% Senior Notes due 2032, a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023 and approximately $325.5 million of structured notes issuances, net of retirements. At November 30, 2020, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at November 30, 2020 was $1,712.2 million. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2020, borrowings under the Revolving Credit Facility amounted to $189.7 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the year and at November 30, 2020, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations. For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2020, we were in compliance with all covenants under the Loan and Security Agreement.
At November 30, 2020, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 10.8 years.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our long-term debt ratings at November 30, 2020 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Stable
Standard and Poor’s (2)	BBB	Stable
Fitch Ratings	BBB	Stable
(1)    On April 15, 2020, Moody’s affirmed our rating of Baa3 and rating outlook of stable.
(2)    On October 29, 2020, Standard and Poor’s (“S&P”) affirmed our ratings of BBB and revised our rating outlook from negative to stable.
At November 30, 2020, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a U.K. broker-dealer) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable	Baa2	Stable
S&P (2)	BBB+	Stable	BBB+	Stable
(1)    On April 15, 2020, Moody’s affirmed our rating of Baa2 and rating outlooks of stable on Jefferies LLC and Jefferies International Limited.
(2)    On October 29, 2020, S&P affirmed our rating of BBB+ and revised our rating outlook from negative to stable on Jefferies LLC and Jefferies International Limited.
Access to external financing to finance our day to day operations, as well as the cost of that financing, is dependent upon various factors, including our debt ratings. Our current debt ratings are dependent upon many factors, including industry dynamics, operating and economic environment, operating results, operating margins, earnings trend and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deterioration in any of these factors could impact our credit ratings. While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact on our business and trading results in future periods is inherently uncertain and depends on a number of factors, including the magnitude of the downgrade, the behavior of individual clients and future mitigating action taken by us.
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2020, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $102.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2019, the increase to total Jefferies Group LLC member’s equity at November 30, 2020 is primarily attributed to net earnings, partially offset by distributions to Jefferies during 2020. In addition, during 2020, we recognized gains due to foreign currency translation adjustments, net of tax, of $34.5 million, the majority of which is due to our £957.8 million investment in our London subsidiaries at November 30, 2020. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Annual Report on Form 10-K.
During 2020, we paid distributions of $298.7 million to Jefferies, based on our results for the three months ended November 30, 2019 and the nine months ended August 31, 2020. In addition, on November 24, 2020 our Board of Directors approved a distribution of $200.0 million, which was paid on November 30, 2020. At November 30, 2020, we have accrued a distribution payable of $153.6 million, based on our results for the three months ended November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
At November 30, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,161,289	$2,060,537
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the United Kingdom (“U.K.”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. We expect that these provisions will result in modifications to the regulatory capital requirements of some of our entities, and will result in some of our other entities becoming subject to regulatory capital requirements for the first time, including Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. We may also be required in the future to register one or more additional subsidiaries as security-based swap dealers with the SEC. Compliance with these rules is required by October 6, 2021.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Other Developments
The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, our U.K. broker dealer, Jefferies International Limited, is no longer able to provide services to European clients under the passport regime. We have taken steps to ensure our ability to provide services to our European clients without interruption by establishing a wholly-owned subsidiary in Germany (“Jefferies GmbH”), which is authorized and regulated in Germany by the Federal Financial Services Authority (“BaFin”). European clients have been migrated to Jefferies GmbH to conduct business across all of our European investment banking, fixed income and equity platforms. During 2020, our European branches in Amsterdam, Madrid, Milan, Paris and Stockholm were migrated and we increased our local employees, equity capital and established clearing relationships.
Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for IBORs. We have an active transition program that focuses on an orderly transition from IBORs to alternative reference rates, including internal operational readiness and risk management. We are identifying, assessing and monitoring risk associated with the expected discontinuation of IBORs, which includes taking steps to update operational processes and models and evaluation legacy contracts for any changes that may be required.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At November 30, 2020, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 17, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.
For information on our commitments and guarantees, see Note 18, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations
The table below provides information about our contractual obligations at November 30, 2020. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$4.6	$1,358.7	$61.9	$5,230.8	$6,656.0
Revolving credit facility (1)	189.7	—	—	—	—	189.7
Secured bank loan (1)	50.0	—	—	—	—	50.0
Interest payment obligations on long-term debt (2)	295.5	282.7	476.8	457.4	1,587.6	3,100.0
Operating leases (3)	65.4	70.2	123.7	120.1	281.9	661.3
Purchase obligations (4)	275.0	127.0	121.9	46.5	23.2	593.6
Total contractual obligations	$875.6	$484.5	$2,081.1	$685.9	$7,123.5	$11,250.6
(1)For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
(2)Amounts based on applicable interest rates at November 30, 2020.
(3)For additional information on operating leases related to certain premises and equipment agreements, see Note 13, Leases, in our consolidated financial statements included in this Annual Report on From 10-K.
(4)Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2020 reflect the minimum contractual obligations under legally enforceable contracts.
Subsequent to November 30, 2020 and on or before January 31, 2021, we expect to make cash payments of $1,450.9 million related to compensation awards for fiscal 2020. See Note 16, Compensation Plans, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Risk Committees.
•RMC - the principal committee that governs our risk-taking activities. The RMC meets weekly to discuss our risk profile and discuss business or market trends and their potential impact on the business. The Committee approves our limits as a whole, and across risk categories and business lines, reviews limit breaches, and approves risk policies and stress testing methodologies.
•Executive Committee - provides insight, perspective and guidance for the day-to-day operations and strategic direction of their respective businesses and us as a whole.
•Operating Committee - brings together the managers of all control areas and the business line chief operating officers, whereby each department presents issues regarding current and proposed business. This committee provides the key forum for coordination and communication between the control managers entirely focused on our activities as a whole.
•Asset / Liability Committee - seeks to ensure effective management and control of the balance sheet in terms of risk profile, adequacy of capital and liquidity resources, and funding profile and strategy. The committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. This includes recommendations for capital and balance sheet size, as well as the allocation of capital to our businesses.
•Independent Price Verification Committee - establishes our valuation policies and procedures and is responsible for independently validating the fair value of our financial instruments. The committee, which is comprised of stakeholders represented by the CFO, Internal Audit, Risk Management and Controllers, meets monthly to assess and approve the results of our inventory price testing.
•New Business Committee - reviews new business, products and activities and extensions of existing businesses, products and activities that may introduce materially different or greater risks than those of a business’ existing activities. The new business approval process is a key control over new business activity. The objectives are to notify all relevant functions of the intention to introduce a new product, business or activity, to share information between functions and to ensure there is a thorough understanding of the proposal.
•Vendor Risk Committee - oversees our vendor assurance program, reviews the list of critical vendors annually, ensures that our vendor risk management policy is being applied consistently and operated effectively and that the overall level of vendor risk is in line with our approved risk levels.
•Model Governance Committee - approves the model risk policy and sets common standards for managing model risk, and reviews and approves all model validation reports. The committee also reviews model validation findings and monitors the completion of any remedial action.
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
Our risk management policies include the following:
•Market Risk Management Policy;
•Operational Risk Management Policy;
•Credit Risk Management Policy;
•Independent Price Verification Policy;
•Model Risk Management Policy;
•Vendor Risk Management Policy; and
•New Business Approval Policy.

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
Our average daily VaR increased to $10.51 million for 2020 from $8.79 million for 2019. The increase in average VaR and the average interest rate VaR component was primarily due to the increase in market volatility observed throughout 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following table illustrates each separate component of VaR for each component of market risk by interest rate, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at November 30, 2020				VaR at November 30, 2019
		Daily VaR for 2020				Daily VaR for 2019
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates	$7.66	$7.90	$12.50	$3.93	$4.81	$4.47	$6.22	$2.58
Equity Prices	12.54	8.01	14.91	3.68	5.07	7.94	13.17	4.75
Currency Rates	0.16	0.21	2.17	0.03	0.32	0.25	1.41	0.06
Commodity Prices	0.44	0.70	1.56	0.24	0.64	0.89	2.43	0.40
Diversification Effect (2)	(2.04)	(6.31)	N/A	N/A	(6.14)	(4.76)	N/A	N/A
Firmwide	$18.76	$10.51	$22.78	$5.02	$4.70	$8.79	$14.83	$4.70
(1)For the VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the year.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2020, results of the evaluation at the aggregate level demonstrated eleven days when the net trading loss exceeded the 95% one day VaR.
The chart below reflects our daily VaR over the last four quarters, with the increase in August 2020 and the three months ended November 30, 2020 due to market volatility observed throughout 2020 and as certain businesses took advantage of positive market momentum in August and November 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Daily Net Trading Revenue
There were 26 days with trading losses out of a total of 252 trading days in 2020. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2020 (in millions).
Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2020 (in thousands):

10% Sensitivity
Investment in funds (1)	$95,598
Private investments	16,655
Corporate debt securities in default	7,979
Trade claims	3,808
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.2 million at November 30, 2020, which is included in other comprehensive income.
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
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a direct lender and through extending loan commitments, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 9, Investments, in our consolidated financial statements included in this Annual Report on Form 10-K. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 21, Related Party Transactions, in our consolidated financial statements included in this Annual Report on Form 10-K.
•Securities and margin financing transactions, which reflect our credit exposure arising from reverse repurchase agreements, repurchase agreements and securities lending agreements to the extent the fair value of the underlying collateral differs from the contractual agreement amount and from margin provided to customers.
•OTC derivatives, which are reported net by counterparty when a legal right of setoff exists under an enforceable master netting agreement. OTC derivative exposure is based on a contract at fair value, net of cash collateral received or posted under credit support agreements. In addition, credit exposures on forward settling trades are included within our derivative credit exposures.
•Cash and cash equivalents, which includes both interest-bearing and non-interest-bearing deposits at banks.
Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:
•Client on-boarding and approving counterparty credit limits;
•Negotiating, approving and monitoring credit terms in legal and master documentation;
•Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;
•Actively managing daily exposure, exceptions and breaches; and
•Monitoring daily margin call activity and counterparty performance.
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
Current counterparty credit exposures at November 30, 2020 and 2019 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
AAA Range	$—	$—	$1.1	$1.5	$0.1	$—	$1.2	$1.5	$5,132.9	$4,584.1	$5,134.1	$4,585.6
AA Range	45.2	45.2	111.7	43.0	9.8	3.7	166.7	91.9	7.8	5.3	174.5	97.2
A Range	0.2	1.1	542.2	531.9	147.2	152.4	689.6	685.4	1,967.9	976.3	2,657.5	1,661.7
BBB Range	250.5	250.2	110.2	140.9	18.1	48.3	378.8	439.4	2.2	1.6	381.0	441.0
BB or Lower	50.0	15.0	8.3	6.6	201.6	154.1	259.9	175.7	0.1	—	260.0	175.7
Unrated	142.0	94.2	—	—	0.2	6.8	142.2	101.0	1.0	0.6	143.2	101.6
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Asia/Latin America/Other	$15.0	$15.0	$72.6	$50.5	$6.9	$0.3	$94.5	$65.8	$248.4	$100.4	$342.9	$166.2
Europe	0.1	—	313.0	324.1	42.5	101.1	355.6	425.2	96.4	74.1	452.0	499.3
North America	472.8	390.7	387.9	349.3	327.6	263.9	1,188.3	1,003.9	6,767.1	5,393.4	7,955.4	6,397.3
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Asset Managers	$0.2	$—	$—	$1.7	$—	$—	$0.2	$1.7	$5,132.9	$4,584.1	$5,133.1	$4,585.8
Banks, Broker-dealers	250.7	250.7	558.6	526.7	178.8	206.8	988.1	984.2	1,979.0	983.8	2,967.1	1,968.0
Corporates	132.7	81.3	—	—	183.9	154.4	316.6	235.7	—	—	316.6	235.7
Other	104.3	73.7	214.9	195.5	14.3	4.1	333.5	273.3	—	—	333.5	273.3
Total	$487.9	$405.7	$773.5	$723.9	$377.0	$365.3	$1,638.4	$1,494.9	$7,111.9	$5,567.9	$8,750.3	$7,062.8
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at November 30, 2020 and 2019 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0

	November 30, 2019
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Netherlands	$946.0	$(329.7)	$(100.1)	$—	$42.6	$0.5	$—	$559.3	$559.3
United Kingdom	416.1	(199.9)	(124.4)	—	60.7	37.6	54.1	190.1	244.2
Italy	1,262.3	(1,192.4)	105.4	—	—	0.4	—	175.7	175.7
France	423.4	(296.2)	(93.1)	—	94.2	40.9	—	169.2	169.2
Canada	380.4	(362.2)	7.4	—	0.3	81.2	1.9	107.1	109.0
Spain	249.2	(137.3)	(25.7)	—	3.3	—	—	89.5	89.5
Japan	76.0	(171.6)	133.8	—	24.7	—	13.2	62.9	76.1
China	283.3	(236.9)	25.6	—	—	—	—	72.0	72.0
Mexico	112.0	(68.3)	13.0	—	—	—	—	56.7	56.7
Germany	238.2	(321.3)	19.3	—	88.3	14.4	13.6	38.9	52.5
Total	$4,386.9	$(3,315.8)	$(38.8)	$—	$314.1	$175.0	$82.8	$1,521.4	$1,604.2
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
We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third-parties with which we conduct business.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third-parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Reputational Risk
We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards. Our reputation and business activity can be affected by statements and actions of third-parties, even false or misleading statements by them. We actively monitor public comment concerning us and are vigilant in seeking to assure accurate information and perception prevails.

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
Management evaluated our internal control over financial reporting as of November 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2020, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Group LLC and subsidiaries (the "Company") as of November 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended November 30, 2020, and the related notes and the schedules listed in the Index at Items 15(a)(1) and 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30,2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of certain Level 2 and Level 3 Financial Assets and Liabilities — Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
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
We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the unobservable inputs, complexity of models and/or methodologies used by management to estimate fair value. The valuations involve a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for certain Level 2 and Level 3 financial assets and liabilities included the following procedures, among others:
•We tested the operating effectiveness of the Company’s valuation controls, including the:
◦Independent price verification controls.
◦Pricing model controls which are designed to review a model’s theoretical soundness and its appropriateness.

◦With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and estimates and:
◦We developed valuation estimates, using externally sourced inputs and models, and compared to management’s recorded value and investigated differences.
◦We compared management’s assumptions utilized within management’s models to external sources.
•We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to subsequent transactions, when available.

Goodwill — Refer to Note 2 and Note 10 to the financial statements
Critical Audit Matter Description
The carrying value of the Company’s goodwill balance was $1,647 million as of November 30, 2020. During fiscal year 2020, the Company performed its required goodwill impairment assessment as of August 1, which required comparing the fair value of each of its reporting units to its carrying value. The Company’s goodwill impairment assessment did not indicate any goodwill impairment for any of its reporting units.
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of each of its reporting units using a market valuation approach which incorporates estimates and assumptions, including the selection of multiples based on guideline public companies and their weighting, applied control premiums, and projections of profitability, growth and return on equity.
We identified the valuation of the Company’s reporting units for impairment testing as a critical audit matter because of the significant judgment required in determining certain of the inputs used in the valuation of the reporting units, which could have a significant effect on whether an impairment charge is recorded and the magnitude of such a charge. Such judgments include the reporting unit’s projected profitability, growth and return on equity. Auditing the fair value of the reporting units involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the appropriateness of management’s assumptions for each reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s determination of the fair value for each reporting unit, included the following procedures, among others:
•We tested the operating effectiveness of the Company’s controls related to its goodwill impairment assessment, including the controls designed to address key assumptions.
•With the assistance of our fair value specialists, we evaluated the Company’s applied control premium and selection of multiples based on guideline public companies for each reporting unit by:
◦Comparing the market multiple utilized in the Company’s market approach calculation against independently obtained data for comparable entities.
◦Comparing the control premium utilized in the Company’s market approach against the control premiums for recent industry transactions.
•We tested the reasonableness of the Company’s projected profitability, growth and return on equity assumptions for each reporting unit by comparing management’s estimates to (1) historical results for each reporting unit, (2) internal communications to management and the Board of Directors, (3) forecasted information included in Company press releases, and (4) industry reports of the Company.
•We tested the mathematical accuracy of the valuation model.

/s/ Deloitte & Touche LLP

New York, New York
January 28, 2021

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Group LLC and subsidiaries (the “Company”) as of November 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2020, of the Company and our report dated January 28, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

New York, NY
January 28, 2021

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2020	2019
ASSETS
Cash and cash equivalents (includes $468 and $1,154 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	$7,111,929	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	604,321	796,797
Financial instruments owned, at fair value (includes securities pledged of $13,065,585 and $12,058,522 at November 30, 2020 and 2019, respectively; and $5,238 and $339 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	17,686,052	16,363,374
Loans to and investments in related parties	1,000,730	944,509
Securities borrowed	6,934,762	7,624,642
Securities purchased under agreements to resell (includes $0 and $25,000 at fair value at November 30, 2020 and 2019, respectively)	5,096,769	4,299,598
Securities received as collateral, at fair value	7,517	9,500
Receivables:
Brokers, dealers and clearing organizations ($12,919 and $0 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	4,158,823	3,007,949
Customers	1,286,925	1,490,876
Fees, interest and other	397,630	323,067
Premises and equipment	847,127	350,433
Goodwill	1,646,933	1,643,599
Other assets ($131 and $0 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	972,479	1,093,868
Total assets	$47,751,997	$43,516,115
LIABILITIES AND EQUITY
Short-term borrowings (includes $5,067 and $20,981 at fair value at November 30, 2020 and 2019, respectively)	$764,715	$548,490
Financial instruments sold, not yet purchased, at fair value ($2,466 and $0 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	10,017,522	10,532,460
Collateralized financings:
Securities loaned	1,810,748	1,525,140
Securities sold under agreements to repurchase	8,316,269	7,504,670
Other secured financings (includes $1,543 at fair value at November 30, 2020; and $2,769,674 and $2,465,800 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	2,771,217	2,467,819
Obligation to return securities received as collateral, at fair value	7,517	9,500
Payables:
Brokers, dealers and clearing organizations	3,325,753	2,555,178
Customers	4,251,556	3,808,609
Lease liabilities	561,249	—
Accrued expenses and other liabilities (includes $1,202 and $1,546 at November 30, 2020 and 2019, respectively, related to consolidated VIEs)	2,663,639	1,431,144
Long-term debt (includes $1,712,245 and $1,215,285 at fair value at November 30, 2020 and 2019, respectively)	6,895,680	7,003,358
Total liabilities	41,385,865	37,386,368
EQUITY
Member’s paid-in capital	6,569,328	6,329,677
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(141,843)	(179,378)
Changes in instrument specific credit risk	(71,151)	(18,889)
Additional minimum pension liability	(8,104)	(6,079)
Available-for-sale securities	513	141
Total accumulated other comprehensive loss	(220,585)	(204,205)
Total Jefferies Group LLC member’s equity	6,348,743	6,125,472
Noncontrolling interests	17,389	4,275
Total equity	6,366,132	6,129,747
Total liabilities and equity	$47,751,997	$43,516,115
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Revenues:
Commissions and other fees	$823,258	$676,309	$663,465
Principal transactions	1,867,013	769,258	524,296
Investment banking	2,501,494	1,528,729	1,910,203
Asset management fees and revenues	28,694	20,285	21,214
Interest	894,215	1,496,529	1,207,095
Other	37,632	93,422	103,359
Total revenues	6,152,306	4,584,532	4,429,632
Interest expense	954,829	1,472,002	1,246,256
Net revenues	5,197,477	3,112,530	3,183,376
Non-interest expenses:
Compensation and benefits	2,792,575	1,684,054	1,736,264
Non-compensation expenses:
Floor brokerage and clearing fees	270,132	227,471	189,068
Technology and communications	386,830	335,395	305,655
Occupancy and equipment rental	107,180	119,472	100,952
Business development	67,603	138,158	163,756
Professional services	179,888	162,668	139,885
Underwriting costs	95,636	50,662	64,317
Other	120,179	69,981	73,812
Total non-compensation expenses	1,227,448	1,103,807	1,037,445
Total non-interest expenses	4,020,023	2,787,861	2,773,709
Earnings before income taxes	1,177,454	324,669	409,667
Income tax expense	302,748	80,284	250,650
Net earnings	874,706	244,385	159,017
Net earnings (loss) attributable to noncontrolling interests	(4,597)	(1,644)	256
Net earnings attributable to Jefferies Group LLC	$879,303	$246,029	$158,761
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Net earnings	$874,706	$244,385	$159,017
Other comprehensive loss, net of tax:
Currency translation and other adjustments (1)	37,535	6,426	(85,554)
Changes in instrument specific credit risk (2)	(52,262)	(13,161)	22,160
Cash flow hedges (3)	—	(470)	1,406
Minimum pension liability adjustments (4)	(2,025)	(1,318)	4,285
Unrealized gain on available-for-sale securities (5)	372	487	311
Total other comprehensive loss, net of tax (6)	(16,380)	(8,036)	(57,392)
Comprehensive income	858,326	236,349	101,625
Net earnings (loss) attributable to noncontrolling interests	(4,597)	(1,644)	256
Comprehensive income attributable to Jefferies Group LLC	$862,923	$237,993	$101,369
(1)The amounts include income tax benefits (expenses) of approximately $(11.9) million, $(3.2) million and $8.9 million during the years ended November 30, 2020, 2019 and 2018, respectively. The amount during the year ended November 30, 2018 also includes a gain of $20.5 million related to foreign currency gains, which was reclassified to Other revenues within the Consolidated Statements of Earnings.
(2)The amounts include income tax benefits (expenses) of approximately $16.4 million, $4.5 million, and $(15.5) million for the years ended November 30, 2020, 2019 and 2018, respectively. The amounts for the years ended November 30, 2020, 2019 and 2018 includes a net gain (loss) of $(0.4) million, $0.4 million and $0.9 million, respectively, net of tax benefits (expenses) of $0.1 million, $(0.2) million and $(0.3) million, respectively, related to changes in instrument specific risk, which were reclassified to Principal transactions revenues within the Consolidated Statements of Earnings. The amount during the year ended November 30, 2018 also includes $(6.5) million related to the Tax Cuts and Jobs Act (the “Tax Act”), which was reclassified to Member’s paid-in capital.
(3)The amounts include income tax benefits (expenses) of approximately $0.2 million, and $(0.8) million for the years ended November 30, 2019 and 2018, respectively. The cash flow hedge loss of $0.5 million during the year ended November 30, 2019 was reclassified to Other revenues within the Consolidated Statement of Earnings. The amount during the year ended November 30, 2018 also includes $(0.2) million related to the Tax Act, which was reclassified to Member’s paid-in capital.
(4)The amounts include income tax benefits (expenses) of $0.7 million, $0.5 million and $(0.7) million for the years ended November 30, 2020, 2019 and 2018, respectively. The amount during the year ended November 30, 2020 includes pension net gains of $0.5 million, net of tax of $0.2 million, which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings. The amounts during the years ended November 30, 2019 and 2018 includes pension net gains (losses) of $0.1 million and $(0.3) million, respectively, net of negligible tax benefits (expenses), which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings. The amount during the year ended November 30, 2018 also includes $5.3 million related to the transfer of the German Pension Plan, which was reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings and $(0.8) million related to the Tax Act, which was reclassified to Member’s paid-in capital.
(5)The amounts for the years ended November 30, 2020, 2019 and 2018 include income tax expenses of approximately $0.1 million and $0.2 million and $0.1 million, respectively.
(6)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Member’s paid-in capital:
Balance, beginning of period	$6,329,677	$6,376,662	$5,895,601
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	(6,121)
Net earnings attributable to Jefferies Group LLC	879,303	246,029	158,761
Contribution from Jefferies Financial Group Inc.	—	—	600,247
Distribution to Jefferies Financial Group Inc.	(639,652)	(293,014)	(279,381)
Tax Act adjustment	—	—	7,555
Balance, end of period	$6,569,328	$6,329,677	$6,376,662
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(204,205)	$(196,169)	$(136,779)
Contribution from Jefferies Financial Group Inc.	—	—	(1,998)
Currency translation and other adjustments	37,535	6,426	(85,554)
Changes in instrument specific credit risk	(52,262)	(13,161)	22,160
Cash flow hedges	—	(470)	1,406
Pension adjustments	(2,025)	(1,318)	4,285
Unrealized gain on available-for-sale securities	372	487	311
Balance, end of period	$(220,585)	$(204,205)	$(196,169)
Total Jefferies Group LLC member’s equity	$6,348,743	$6,125,472	$6,180,493
Noncontrolling interests:
Balance, beginning of period	$4,275	$1,911	$737
Net earnings (loss) attributable to noncontrolling interests	(4,597)	(1,644)	256
Contributions	19,405	6,600	10
Distributions	(1,694)	(2,592)	(7,408)
Consolidation of asset management entity	—	—	8,316
Balance, end of period	$17,389	$4,275	$1,911
Total equity	$6,366,132	$6,129,747	$6,182,404
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$874,706	$244,385	$159,017
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	51,346	40,942	15,250
Goodwill impairment	3,000	—	—
Deferred income taxes	(17,741)	22,032	126,265
Income on loans to and investments in related parties	(14,329)	(85,169)	(73,662)
Distributions received on investments in related parties	35,949	144,320	62,949
Other adjustments	245,005	61,915	(127,698)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	751	(169)	64,911
Receivables:
Brokers, dealers and clearing organizations	(1,146,197)	211,065	(406,509)
Customers	203,952	526,238	(453,360)
Fees, interest and other	(73,161)	3,340	51,122
Securities borrowed	714,664	(1,103,708)	1,137,134
Financial instruments owned	(1,253,249)	35,908	(1,194,791)
Securities purchased under agreements to resell	(752,171)	(1,523,222)	807,619
Other assets	148,369	(41,844)	31,699
Payables:
Brokers, dealers and clearing organizations	764,213	111,757	252,698
Customers	442,913	631,854	512,760
Securities loaned	270,261	(301,727)	(964,137)
Financial instruments sold, not yet purchased	(604,669)	1,051,600	311,998
Securities sold under agreements to repurchase	799,794	(1,122,982)	36,956
Lease liabilities	(46,482)	—	—
Accrued expenses and other liabilities	1,150,134	(126,684)	(224,157)
Net cash provided by (used in) operating activities	1,797,058	(1,220,149)	126,064
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,569,671)	(32,669)	(1,929,603)
Capital distributions from investments and repayments of loans from related parties	1,491,081	24,629	1,876,164
Net payments on premises and equipment	(101,311)	(116,330)	(71,445)
Purchase of Leucadia Investment Management Limited, net of cash paid	—	—	3,125
Consolidation of asset management entity	—	—	130
Net cash used in investing activities	(179,901)	(124,370)	(121,629)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from short-term borrowings	$1,619,820	$1,732,232	$1,083,416
Payments on short-term borrowings	(1,368,255)	(1,597,773)	(1,137,599)
Proceeds from issuance of long-term debt, net of issuance costs	1,169,722	1,239,891	1,367,243
Repayment of long-term debt	(1,494,696)	(823,875)	(1,035,700)
Distributions to Jefferies Financial Group Inc.	(498,674)	(311,131)	(248,684)
Net proceeds from other secured financings	305,873	1,586,347	159,364
Net change in bank overdrafts	(34,663)	26,568	10,290
Proceeds from contributions of noncontrolling interests	19,405	6,600	10
Payments on distributions to noncontrolling interests	(1,694)	(2,592)	(7,408)
Net cash provided by (used in) financing activities	(283,162)	1,856,267	190,932
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,306	(1,063)	(19,116)
Net increase in cash, cash equivalents and restricted cash	1,352,301	510,685	176,251
Cash, cash equivalents and restricted cash at beginning of period	6,329,712	5,819,027	5,642,776
Cash, cash equivalents and restricted cash at end of period	$7,682,013	$6,329,712	$5,819,027

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$999,576	$1,480,559	$1,287,162
Income taxes, net	115,053	84,119	196,553
Noncash financing activities:
On October 1, 2018, Jefferies transferred to us its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and its capital investments in certain separately managed accounts and funds. The transfer of its interest in Berkadia and a portion of the transfer of its capital investments in certain separately managed accounts and funds were recorded as a capital contribution and increased member’s equity by $598.2 million. Refer to Note 21, Related Party Transactions, for further details.
The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2020	2019
Cash and cash equivalents	$7,111,929	$5,567,903
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	570,084	761,809
Total cash, cash equivalents and restricted cash	$7,682,013	$6,329,712
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
Jefferies Group LLC is a direct wholly-owned subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”). Jefferies does not guarantee any of our outstanding debt securities. Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Jefferies, as well as a Director of Jefferies. Brian P. Friedman, our Chairman of the Executive Committee, is Jefferies’ President and a Director of Jefferies.
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. For further information on our reportable business segments, refer to Note 20, Segment Reporting.
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
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) attributable to noncontrolling interests in our Consolidated Statements of Earnings.
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

Note 2. Summary of Significant Accounting Policies
Revenue Recognition Policies
Commissions and Other Fees. All customer securities transactions are reported in our Consolidated Statements of Financial Condition on a settlement date basis with related income reported on a trade-date basis. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third-parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. These arrangements are accounted for on an accrual basis and, as we are acting as an agent in these arrangements, netted against commission revenues in our Consolidated Statements of Earnings. In addition, we earn asset-based fees associated with the management and supervision of assets, account services and administration related to customer accounts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Investment Banking. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related expenses, including expenses incurred related to restructuring advisory engagements, are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Consolidated Statements of Earnings and any expenses reimbursed by clients are recognized as Investment banking revenues.
Underwriting and placement agent revenues are recognized at a point in time on trade-date. Costs associated with underwriting activities are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within Underwriting costs in the Consolidated Statements of Earnings.
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from third-parties with strategic relationships pursuant to arrangements, which entitle us to portions of our partners’ management company revenues and/or partners’ profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from third-parties with strategic relationships pursuant to arrangements is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
Management and administrative fees are generally recognized over the period that the related service is provided. Performance fee revenue is generally recognized only at the end of the performance period to the extent that the benchmark return has been met.
Interest Revenue and Expense. We recognize contractual interest on Financial instruments owned and Financial instruments sold, not yet purchased, on an accrual basis as a component of interest revenue and expense. Interest flows on derivative trading transactions and dividends are included as part of the fair valuation of these contracts and recognized in Principal transactions revenues in our Consolidated Statements of Earnings rather than as a component of interest revenue or expense. We account for our short- and long-term borrowings on an accrual basis, except for those for which we have elected the fair value option, with related interest recorded as Interest expense. Discounts/premiums arising on our long-term debt are accreted/amortized to Interest expense using the effective yield method over the remaining lives of the underlying debt obligations. We recognize interest revenue related to our securities borrowed and securities purchased under agreements to resell activities and interest expense related to our securities loaned and securities sold under agreements to repurchase activities on an accrual basis. In addition, we recognize interest income as earned on brokerage customer margin balances and interest expense as incurred on credit balances.
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.
Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.
Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
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
Offsetting of Derivative Financial Instruments and Securities Financing Agreements
To manage our exposure to credit risk associated with our derivative activities and securities financing transactions, we may enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements, master securities lending agreements, master repurchase agreements or similar agreements and collateral arrangements with counterparties. A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third-party. Under our ISDA master netting agreements, we typically also execute credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted by or paid to a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex.
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
We seek to reduce the impact of fluctuations in foreign exchange rates on our net investments in certain non-U.S. operations through the use of foreign exchange contracts. The foreign exchange contracts are included as derivative contracts in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Position. For foreign exchange contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For qualifying net investment hedges, all gains or losses on the hedging instruments are included in Currency translation adjustments and other.
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
At November 30, 2020 and 2019, furniture, fixtures and equipment, including amounts under capital leases at November 30, 2019, amounted to $527.9 million and $500.3 million, respectively, and leasehold improvements amounted to $259.7 million and $262.1 million, respectively. Accumulated depreciation and amortization was $427.2 million and $411.9 million at November 30, 2020 and 2019, respectively.
Depreciation and amortization expense amounted to $74.7 million, $67.0 million and $56.2 million for the years ended November 30, 2020, 2019 and 2018, respectively.
Leases
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (the “new lease standard”) on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Consolidation. In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.
Internal-Use Software. In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance amends the definition of a hosting arrangement and requires that the customer in a hosting arrangement that is a service contract capitalize certain implementation costs as if the arrangement was an internal-use software project. We adopted the guidance in the first quarter of fiscal 2021 and elected to apply the guidance prospectively to implementation costs incurred after the adoption date. The adoption did not have an impact on our consolidated financial statements on the adoption date.
Defined Benefit Plans. In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies goodwill impairment testing. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset's entire life, recorded at inception or purchase. We adopted the new credit loss guidance on December 1, 2020 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on December 1, 2020, the new accounting guidance's adoption resulted in a decrease in the provision for credit losses of $3.6 million with a corresponding increase in retained earnings of $2.7 million, net of tax. The decrease was attributable to applying a revised provisioning methodology based on historical loss experience for our investment banking fee receivables.
We have determined expected credit losses to be immaterial upon adoption for our other financial instruments within the scope of the guidance. A significant portion of our financial instruments within the scope of the guidance represent secured financing receivables (reverse repurchase, secured borrowing, and margin loan agreements) that are substantially collateralized. For our secured financing receivables, we have concluded that the impact upon adoption was immaterial because the contractual collateral maintenance provisions require that the counterparty continually adjust the amount of collateralization securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. For the remaining financial instruments within the guidance's scope, the expected credit losses were also determined to be immaterial considering the counterparty's credit quality, an insignificant history of credit losses, or the short-term nature of the credit exposures.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Adopted Accounting Standards
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional exceptions for applying U.S. GAAP to contracts, hedge accounting relationships or other transactions affected by reference rate reform. We adopted the guidance on September 1, 2020 and the adoption had no impact on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $956.0 million and $570.3 million at November 30, 2020 and 2019, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2020
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,331,440	$58,159	$75,797	$—	$2,465,396
Corporate debt securities	—	2,954,201	23,146	—	2,977,347
Collateralized debt obligations and collateralized loan obligations	—	64,155	10,513	—	74,668
U.S. government and federal agency securities	2,840,025	91,653	—	—	2,931,678
Municipal securities	—	453,881	—	—	453,881
Sovereign obligations	1,962,346	591,342	—	—	2,553,688
Residential mortgage-backed securities	—	1,100,849	21,826	—	1,122,675
Commercial mortgage-backed securities	—	736,291	2,003	—	738,294
Other asset-backed securities	—	103,611	79,995	—	183,606
Loans and other receivables	—	2,610,746	77,042	—	2,687,788
Derivatives	1,523	2,000,752	21,678	(1,556,136)	467,817
Investments at fair value	—	6,122	67,108	—	73,230
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,135,334	$10,771,762	$379,108	$(1,556,136)	$16,730,068
Securities received as collateral	$7,517	$—	$—	$—	$7,517

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,046,441	$9,046	$4,434	$—	$2,059,921
Corporate debt securities	—	1,237,631	141	—	1,237,772
U.S. government and federal agency securities	2,609,660	—	—	—	2,609,660
Sovereign obligations	1,050,771	624,740	—	—	1,675,511
Residential mortgage-backed securities	—	477	—	—	477
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	1,776,446	16,635	—	1,793,081
Derivatives	551	2,391,478	47,695	(1,798,659)	641,065
Total financial instruments sold, not yet purchased	$5,707,423	$6,039,818	$68,940	$(1,798,659)	$10,017,522
Short-term borrowings	$—	$5,067	$—	$—	$5,067
Other secured financings	$—	$—	$1,543	$—	$1,543
Obligation to return securities received as collateral	$7,517	$—	$—	$—	$7,517
Long-term debt	$—	$1,036,217	$676,028	$—	$1,712,245
(1)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.

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
(1)Represents counterparty and cash collateral netting across the levels of the fair value hierarchy for positions with the same counterparty.
The following is a description of the valuation basis, including valuation techniques and inputs, used in measuring our financial assets and liabilities that are accounted for at fair value on a recurring basis:
Corporate Equity Securities
•Exchange-Traded Equity Securities: Exchange-traded equity securities are measured based on quoted closing exchange prices, which are generally obtained from external pricing services, and are categorized within Level 1 of the fair value hierarchy, otherwise they are categorized within Level 2 of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Non-Exchange-Traded Equity Securities: Non-exchange-traded equity securities are measured primarily using broker quotations, pricing data from external pricing services and prices observed from recently executed market transactions and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity securities are categorized within Level 3 of the fair value hierarchy and measured using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/Earnings before interest, taxes, depreciation and amortization (“EBITDA”), price/book value), discounted cash flow analyses and transaction prices observed from subsequent financing or capital issuance by the company. When using pricing data of comparable companies, judgment must be applied to adjust the pricing data to account for differences between the measured security and the comparable security (e.g., issuer market capitalization, yield, dividend rate, geographical concentration).
•Equity Warrants: Non-exchange-traded equity warrants are measured primarily from observed prices on recently executed market transactions and broker quotations and are categorized within Level 2 of the fair value hierarchy. Where such information is not available, non-exchange-traded equity warrants are generally categorized within Level 3 of the fair value hierarchy and can be measured using third-party valuation services or the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.
Corporate Debt Securities
•Investment Grade Corporate Bonds: Investment grade corporate bonds are measured primarily using pricing data from external pricing services and broker quotations, where available, prices observed from recently executed market transactions and bond spreads or credit default swap spreads of the issuer adjusted for basis differences between the swap curve and the bond curve. Investment grade corporate bonds measured using these valuation methods are categorized within Level 2 of the fair value hierarchy. If broker quotes, pricing data or spread data is not available, alternative valuation techniques are used including cash flow models incorporating interest rate curves, single name or index credit default swap curves for comparable issuers and recovery rate assumptions. Investment grade corporate bonds measured using alternative valuation techniques are categorized within Level 2 or Level 3 of the fair value hierarchy and are a limited portion of our investment grade corporate bonds.
•High Yield Corporate and Convertible Bonds: A significant portion of our high yield corporate and convertible bonds are categorized within Level 2 of the fair value hierarchy and are measured primarily using broker quotations and pricing data from external pricing services, where available, and prices observed from recently executed market transactions of institutional size. Where pricing data is less observable, valuations are categorized within Level 3 of the fair value hierarchy and are based on pending transactions involving the issuer or comparable issuers, prices implied from an issuer’s subsequent financing or recapitalization, models incorporating financial ratios and projected cash flows of the issuer and market prices for comparable issuers.
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
U.S. Government and Federal Agency Securities
•U.S. Treasury Securities: U.S. Treasury securities are measured based on quoted market prices obtained from external pricing services and categorized within Level 1 of the fair value hierarchy.
•U.S. Agency Debt Securities: Callable and non-callable U.S. agency debt securities are measured primarily based on quoted market prices obtained from external pricing services and are generally categorized within Level 1 or Level 2 of the fair value hierarchy.
Municipal Securities
Municipal securities are measured based on quoted prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size and are generally categorized within Level 2 of the fair value hierarchy.

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
Residential Mortgage-Backed Securities
•Agency Residential Mortgage-Backed Securities (“RMBS”): Agency RMBS include mortgage pass-through securities (fixed and adjustable rate), collateralized mortgage obligations and principal-only and interest-only (including inverse interest-only) securities. Agency RMBS are generally measured using recent transactions, pricing data from external pricing services or expected future cash flow techniques that incorporate prepayment models and other prepayment assumptions to amortize the underlying mortgage loan collateral and are categorized within Level 2 or Level 3 of the fair value hierarchy. We use prices observed from recently executed transactions to develop market-clearing spread and yield assumptions. Valuation inputs with regard to the underlying collateral incorporate factors such as weighted average coupon, loan-to-value, credit scores, geographic location, maximum and average loan size, originator, servicer and weighted average loan age.
•Non-Agency RMBS: The fair value of non-agency RMBS is determined primarily using discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.
Commercial Mortgage-Backed Securities
•Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“GNMA”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. GNMA project loan bonds and FNMA DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
•Non-Agency CMBS: Non-agency CMBS are measured using pricing data obtained from external pricing services, prices observed from recently executed market transactions or based on expected cash flow models that incorporate underlying loan collateral characteristics and performance. Non-Agency CMBS are categorized within Level 2 or Level 3 of the fair value hierarchy depending on the observability of the underlying inputs.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Loans and Other Receivables
•Corporate Loans: Corporate loans categorized within Level 2 of the fair value hierarchy are measured based on market consensus pricing service quotations. Where available, market price quotations from external pricing services are reviewed to ensure they are supported by transaction data. Corporate loans categorized within Level 3 of the fair value hierarchy are measured based on price quotations that are considered to be less transparent, for example, derived using market prices for debt securities of the same creditor and estimates of future cash flows incorporating assumptions regarding creditor default and recovery rates and consideration of the issuer’s capital structure.
•Participation Certificates in Agency Residential Loans: Valuations of participation certificates in agency residential loans are based on observed market prices of recently executed purchases and sales of similar loans and data provider pricing. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions and availability of data provider pricing.
•Project Loans and Participation Certificates in GNMA Project and Construction Loans: Valuations of participation certificates in GNMA project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
•Consumer Loans and Funding Facilities: Consumer and small business whole loans and related funding facilities are valued based on observed market transactions and incorporating valuation inputs including, but not limited to, delinquency and default rates, prepayment rates, borrower characteristics, loan risk grades and loan age. These assets are categorized within Level 2 or Level 3 of the fair value hierarchy.
•Escrow and Claim Receivables: Escrow and claim receivables are categorized within Level 3 of the fair value hierarchy where fair value is estimated based on reference to market prices and implied yields of debt securities of the same or similar issuers. Escrow and claim receivables are categorized within Level 2 of the fair value hierarchy where fair value is based on recent observations in the same receivable.
Derivatives
•Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use unadjusted exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.
•Over-the-Counter (“OTC”) Derivative Contracts: OTC derivative contracts are generally valued using models, whose inputs reflect assumptions that we believe market participants would use in valuing the derivative in a current transaction. Where available, valuation inputs are calibrated from observable market data. For many OTC derivative contracts, the valuation models do not involve material subjectivity as the methodologies do not entail significant judgment and the inputs to valuation models do not involve a high degree of subjectivity as the valuation model inputs are readily observable or can be derived from actively quoted markets. OTC derivative contracts are primarily categorized within Level 2 of the fair value hierarchy given the observability and significance of the inputs to the valuation models. Where significant inputs to the valuation are unobservable, derivative instruments are categorized within Level 3 of the fair value hierarchy.

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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	23,821	11,242
Commodity Fund (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$955,984	$16,242

	November 30, 2019
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$291,593	$—
Equity Funds (3)	27,952	12,108
Commodity Fund (4)	16,025	—
Multi-asset Funds (5)	234,583	—
Other Funds (6)	157	—
Total	$570,310	$12,108
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both November 30, 2020 and 2019, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption in the first 36 months after acquisition. At both November 30, 2020 and 2019, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(3)At November 30, 2020 and 2019, the investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to eight years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2020 and 2019, investments representing approximately 57% and 5%, respectively, of the fair value of investments in this category are redeemable monthly with 30 or 60 days prior written notice.
(6)At November 30, 2020 this category primarily includes an investment in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. These investments are redeemable quarterly with 90 days prior written notice. At both November 30, 2020 and 2019, this category also includes investments in a fund of funds that invests in various private equity funds that are managed by us and have no redemption provisions. Investments in the fund of funds are gradually being liquidated, however, the timing of when the proceeds will be received is uncertain.
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
Short-term Borrowings / Long-term Debt
Short-term borrowings that are accounted for at fair value include equity-linked notes, which are generally categorized within Level 2 of the fair value hierarchy, as the fair value is based on the price of the underlying equity security. Long-term debt includes variable rate, fixed-to-floating rate, equity-linked notes, constant maturity swap, digital and Bermudan structured notes. These are valued using various valuation models that incorporate our own credit spread, market price quotations from external pricing sources referencing the appropriate interest rate curves, volatilities and other inputs as well as prices for transactions in a given note during the period. Long-term debt notes are generally categorized within Level 2 of the fair value hierarchy where market trades have been observed during the period or model pricing is available, otherwise the notes are categorized within Level 3.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2020 (in thousands):

	Balance at November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2020	For instruments still held at November 30, 2020, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(3,961)	$31,778	$(37,706)	$—	$—	$27,385	$75,797	$(652)	$—
Corporate debt securities	7,490	83	1,607	(391)	(602)	—	14,959	23,146	(270)	—
CDOs and CLOs	20,081	(5,703)	10,913	(14,389)	(2,071)	—	1,682	10,513	(15,964)	—
RMBS	17,740	(934)	7,887	(969)	(1,053)	—	(845)	21,826	(599)	—
CMBS	6,110	(827)	393	(1,856)	(1,787)	—	(30)	2,003	(295)	—
Other ABS	42,563	(3,848)	69,701	(1,638)	(43,072)	—	16,289	79,995	(5,945)	—
Loans and other receivables	64,240	(20,487)	73,485	(36,929)	(7,063)	—	3,796	77,042	(18,747)	—
Investments at fair value	75,738	(19,396)	28,132	(167)	(17,199)	—	—	67,108	(21,244)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$456	$(513)	$—	$—	$—	$4	$4,434	$(81)	$—
Corporate debt securities	340	(268)	(325)	394	—	—	—	141	27	—
CMBS	35	—	—	35	—	—	(35)	35	—	—
Loans	9,463	(520)	(6,061)	13,851	—	—	(98)	16,635	360	—
Net derivatives (2)	77,168	(40)	(7,446)	19,376	(2,216)	—	(60,825)	26,017	(1,805)	—
Other secured financings	—	(2,475)	—	—	—	4,018	—	1,543	2,475
Long-term debt	480,069	84,930	—	—	(57,088)	248,718	(80,601)	676,028	(51,567)	(33,363)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2020
During the year ended November 30, 2020, transfers of assets of $88.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $32.5 million, other ABS of $23.0 million, corporate debt securities of $18.0 million and loans and other receivables of $10.9 million due to reduced pricing transparency.
During the year ended November 30, 2020, transfers of assets of $24.7 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $7.1 million, other ABS of $6.8 million, corporate equity securities of $5.1 million and corporate debt securities of $3.0 million due to greater pricing transparency supporting classification into Level 2.
During the year ended November 30, 2020, transfers of liabilities of $1.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans of $1.8 million due to reduced pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the year ended November 30, 2020, transfers of liabilities of $143.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $80.6 million and net derivatives of $60.8 million due to greater market and pricing transparency.
Net losses on Level 3 assets were $55.1 million and net losses on Level 3 liabilities were $82.1 million for the year ended November 30, 2020. Net losses on Level 3 assets were primarily due to decreased market values in loans and other receivables, investments at fair value and CDOs and CLOs. Net losses on Level 3 liabilities were primarily due to increased market valuations of certain structured notes within long-term debt, partially offset by decreased values of other secured financings.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2019 (in thousands):

	Balance at November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2019	For instruments still held at November 30, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$(10,380)	$69,065	$(28,159)	$(18,208)	$—	$(5,057)	$58,301	$(12,821)	$—
Corporate debt securities	9,484	(4,860)	8,900	(13,854)	(379)	—	8,199	7,490	(6,176)	—
CDOs and CLOs	25,815	(2,342)	49,658	(38,147)	(9,083)	—	(5,820)	20,081	(974)	—
RMBS	19,603	(1,669)	1,954	(2,472)	(152)	—	476	17,740	(530)	—
CMBS	10,886	(2,888)	206	(2,346)	(5,317)	—	5,569	6,110	(2,366)	—
Other ABS	53,175	433	104,097	(73,335)	(51,374)	—	9,567	42,563	(98)	—
Loans and other receivables	46,985	(5,505)	57,403	(48,350)	(5,068)	—	18,775	64,240	(3,319)	—
Investments at fair value	113,831	113	240	(38,446)	—	—	—	75,738	2,964	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(2,649)	$(4,322)	$11,458	$—	$—	$—	$4,487	$1,928	$—
Corporate debt securities	522	(381)	(457)	—	(524)	—	1,180	340	383	—
CMBS	—	35	—	—	—	—	—	35	(35)	—
Loans	6,376	(1,382)	(2,573)	6,494	—	—	548	9,463	1,382	—
Net derivatives (2)	21,614	(21,452)	(4,323)	36,144	2,227	—	42,958	77,168	12,098	—
Long-term debt	200,745	(18,662)	—	—	(11,250)	348,275	(39,039)	480,069	29,656	(10,993)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2019
During the year ended November 30, 2019, transfers of assets of $58.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Loans and other receivables of $27.4 million, other ABS of $12.1 million, corporate debt securities of $8.9 million, CMBS of $5.6 million and CDOs and CLOs of $3.0 million due to reduced pricing transparency.
During the year ended November 30, 2019, transfers of assets of $26.7 million from Level 3 to Level 2 are primarily attributed to:
•CDOs and CLOs of $8.8 million, loans and other receivables of $8.6 million, corporate equity securities of $6.0 million and other ABS of $2.6 million due to greater pricing transparency supporting classification into Level 2.
During the year ended November 30, 2019, there were transfers of net derivatives of $57.2 million from Level 2 to Level 3 due to reduced observability of inputs and market data. Transfers of net derivatives from Level 3 to Level 2 were $14.3 million for the year ended November 30, 2019 due to greater observability of inputs and market data.
During the year ended November 30, 2019, there were transfers of structured notes within long-term debt of $22.6 million from Level 2 to Level 3 due to reduced market transparency. Transfers of structured notes within long-term debt from Level 3 to Level 2 were $61.7 million for the year ended November 30, 2019 due to greater market transparency.
Net losses on Level 3 assets were $27.1 million and net gains on Level 3 liabilities were $44.5 million for the year ended November 30, 2019. Net losses on Level 3 assets were primarily due to decreased market values in corporate equity securities, loans and other receivables, corporate debt securities, CMBS and CDOs and CLOs. Net gains on Level 3 liabilities were primarily due to decreased market values across certain derivatives and valuations of certain structured notes within long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2018 (in thousands):

	Balance at November 30, 2017	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2018	For instruments still held at November 30, 2018, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$22,009	$24,023	$31,669	$(22,759)	$(3,977)	$—	$75	$51,040	$22,774	$—
Corporate debt securities	26,036	(439)	10,352	(23,364)	(1,679)	—	(1,422)	9,484	(2,606)	—
CDOs and CLOs	30,004	(14,368)	356,650	(353,330)	(10,247)	—	17,106	25,815	(7,605)	—
RMBS	26,077	(6,970)	3,118	(12,816)	(513)	—	10,707	19,603	521	—
CMBS	12,419	(2,186)	1,436	(471)	(16,624)	—	16,312	10,886	(4,000)	—
Other ABS	61,129	(9,934)	706,846	(677,220)	(27,641)	—	(5)	53,175	(5,283)
Loans and other receivables	47,304	(5,137)	149,228	(130,832)	(15,311)	—	1,733	46,985	(8,457)	—
Investments, at fair value	93,454	2,353	34,648	(17,570)	—	—	946	113,831	1,759	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$48	$—	$—	$—	$—	$—	$(48)	$—	$—	$—
Corporate debt securities	522	—	—	—	—	—	—	522	—	—
CMBS	105	(105)	—	—	—	—	—	—	—	—
Loans	3,486	84	(4,626)	7,432	—	—	—	6,376	(28)	—
Net derivatives (2)	6,746	(3,237)	(17)	14,920	(1,335)	—	4,537	21,614	(646)	—
Long-term debt	—	(30,347)	—	—	—	84,860	146,232	200,745	10,951	19,396
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased —Derivatives.
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2018
During the year ended November 30, 2018, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $17.3 million, CMBS of $16.3 million and RMBS of $15.3 million due to reduced price transparency.
During the year ended November 30, 2018, transfers of assets of $12.3 million from Level 3 to Level 2 are primarily attributed to:
•RMBS of $4.6 million, corporate debt securities of $3.6 million and corporate equity securities of $2.9 million due to greater pricing transparency supporting classification into Level 2.
During the year ended November 30, 2018, there were transfers of structured notes within long-term debt of $146.2 million from Level 2 to Level 3 due to reduced market transparency.
Net losses on Level 3 assets were $12.7 million and net gains on Level 3 liabilities were $33.6 million for the year ended November 30, 2018. Net losses on Level 3 assets were primarily due to decreased market values in CDOs and CLOs, other ABS, RMBS and certain loans and other receivables, partially offset by increased market values in corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes within long-term debt.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2020 and 2019
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2020
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	-	$213	$86
			EBITDA multiple	4.0	-	8.0	5.7
Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$10,513	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	30%	26%
			Discount rate/yield	14%	-	28%	20%
RMBS	$21,826	Discounted cash flows	Cumulative loss rate	2%	-	3%	3%
			Loss severity	35%	-	50%	36%
			Duration (years)	2.0	-	12.9	5.1
			Discount rate/yield	3%	-	12%	4%
Other ABS	$67,816	Discounted cash flows	Cumulative loss rate	1%	-	28%	11%
			Loss severity	50%	-	85%	54%
			Duration (years)	0.2	-	2.1	1.3
			Discount rate/yield	1%	-	16%	9%
		Market approach	Price	$100			—
Loans and other receivables	$76,049	Market approach	Price	$31	-	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	-	100%	52%
Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	4.8
Investments at fair value	$67,108
Private equity securities		Market approach	Price	$1	-	$169	$34
		Scenario analysis	Estimated recovery percentage	17%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,434	Market approach	Price	$1			—
Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$16,635	Market approach	Price	$31	-	$99	$55
Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	-	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	5.4
Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	-	55%	45%
Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	-	€113	€99

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2019
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$29,017
Non-exchange-traded securities		Market approach	Price	$1	-	$140	$55
			Underlying stock price	$3	-	$5	$4
Corporate debt securities	$7,490	Scenario Analysis	Estimated recovery percentage	23%	-	85%	46%
			Volatility	44%			—
			Credit spread	750			—
			Underlying stock price	£0.4			—
CDOs and CLOs	$20,081	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	37%	29%
			Discount rate/yield	12%	-	21%	15%
RMBS	$17,740	Discounted cash flows	Cumulative loss rate	2%			—
			Duration (years)	6.3			—
			Discount rate/yield	3%			—
CMBS	$6,110	Discounted cash flows	Cumulative loss rate	7.3%			—
			Duration (years)	0.2			—
			Discount rate/yield	85%			—
		Scenario analysis	Estimated recovery percentage	44%			—
Other ABS	$42,563	Discounted cash flows	Cumulative loss rate	7%	-	31%	16%
			Duration (years)	0.5	-	3.0	1.5
			Discount rate/yield	7%	-	15%	11%
Loans and other receivables	$62,734	Market approach	Price	$36	-	$100	$90
		Scenario analysis	Estimated recovery percentage	87%	-	104%	99%
Derivatives	$13,826
Interest rate swaps		Market approach	Basis points upfront	0	-	16	6
Unfunded commitments		Market approach	Price	$88			—
Equity options		Volatility benchmarking	Volatility	45%			—
Investments at fair value	$75,736
Private equity securities		Market approach	Price	$8	-	$250	$125
Securities purchased under agreements to resell	$25,000	Market approach	Spread to 6 month LIBOR	500			—
			Duration (years)	1.5			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,487	Market approach	Transaction level	$1			—
Loans	$9,463	Market approach	Price	$50	-	$100	$88
		Scenario analysis	Estimated recovery percentage	1%			—
Derivatives	$92,057
Equity options		Volatility benchmarking	Volatility	21%	-	61%	43%
Interest rate swaps		Market approach	Basis points upfront	0	-	22	13
Cross currency swaps			Basis points upfront	2			—
Unfunded commitments			Price	$88			—
Long-term debt
Structured notes	$480,069	Market approach	Price	$84	-	$108	$96
			Price	€74	-	€103	€91
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2020 and 2019, asset exclusions consisted of $17.3 million and $31.9 million, respectively, primarily comprised of other ABS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020 and 2019, liability exclusions consisted of $0.8 million and $0.4 million, respectively, primarily comprised of certain derivatives, CMBS and corporate debt.

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
•Corporate equity securities, corporate debt securities, other ABS, loans and other receivables, certain derivatives, private equity securities, securities purchased under agreements to resell and structured notes using a market approach valuation technique. A significant increase (decrease) in the transaction level of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, unfunded commitments, corporate debt securities, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the underlying stock price of corporate equity securities would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the yield or duration, in isolation, of securities purchased under agreements to resell would result in a significantly lower (higher) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of cross currency and interest rate swaps.
•Loans and other receivables, CMBS, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument. A significant increase (decrease) in the price of the underlying assets of the financial instrument would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the volatility of the underlying stock price would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the credit spread of the financial instrument would result in a significantly lower (higher) fair value measurement.
•CDOs and CLOs, RMBS, CMBS and other ABS using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
•Derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes which are managed by our investment banking and capital markets businesses and are included in Long-term debt and Short-term borrowings in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables – Brokers, dealers and clearing organizations, Receivables – Customers, Receivables – Fees, interest and other, Payables – Brokers, dealers and clearing organizations and Payables – Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature.
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowings, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2020	2019	2018
Financial instruments owned:
Loans and other receivables	$(25,623)	$(2,072)	$(3,856)
Financial instruments sold, not yet purchased:
Loans	$—	$656	$(46)
Loan commitments	464	(1,089)	(739)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$114	$—
Other changes in fair value (2)	(48)	(863)	—
Other secured financings
Other changes in fair value (2)	2,475	—	—
Long-term debt:
Changes in instrument specific credit risk (1)	$(70,201)	$(20,332)	$38,064
Other changes in fair value (2)	(84,116)	(25,144)	48,748
(1)Changes in instrument specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.
(2)Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of the amount by which contractual principal exceeds fair value for loans and other receivables short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	November 30,
	2020	2019
Financial instruments owned:
Loans and other receivables (1)	$1,662,647	$1,546,516
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	287,889	197,215
Long-term debt and short-term borrowings	(42,819)	74,408
Other secured financings	2,782	—
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $30.0 million and $22.2 million at November 30, 2020 and 2019, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $69.7 million and $127.0 million at November 30, 2020 and 2019, respectively, which includes loans and other receivables 90 days or greater past due of $3.8 million and $24.8 million at November 30, 2020 and 2019, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain intangible assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the years ended November 30, 2020, 2019 and 2018 (in thousands):

	Carrying Value at November 30, 2020	Level 2	Impairment Losses for the Year Ended November 30, 2020
Exchange ownership interests and registrations (1)	$1,974	$1,974	$468
Goodwill (2)	—	—	3,000
Intangible assets (2)	—	—	300

	Carrying Value at November 30, 2019	Level 2	Impairment Losses for the Year Ended November 30, 2019
Exchange ownership interests and registrations (1)	$2,443	$2,443	$291

	Carrying Value at November 30, 2018	Level 2	Impairment Losses for the Year Ended November 30, 2018
Exchange ownership interests and registrations (1)	$2,663	$2,663	$9
(1)Impairment losses for exchange memberships, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses. The fair value of these exchange memberships is based on observed quoted sales prices for each individual membership. (See Note 10, Goodwill and Intangible Assets.) The intangible assets are recognized for the years ended November 30, 2020, 2019 and 2018, primarily in the Investment Banking and Capital Markets reportable business segment.
(2)Impairment losses for Goodwill and Intangible assets were recognized in Other expenses. (See Note 10, Goodwill and Intangible Assets.) The goodwill and intangible assets impairments were recognized for the year ended November 30, 2020 in the Asset Management reportable business segment.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $34.2 million and $35.0 million at November 30, 2020 and 2019, respectively.

Note 5. Derivative Financial Instruments
Derivative Financial Instruments
Our derivative activities are recorded at fair value in our Consolidated Statements of Financial Condition in Financial instruments owned and Financial instruments sold, not yet purchased, net of cash paid or received under credit support agreements and on a net counterparty basis when a legally enforceable right to offset exists under a master netting agreement. We enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities. In addition, we apply hedge accounting to: (1) interest rate swaps that have been designated as fair value hedges of the changes in fair value due to the benchmark interest rate for certain fixed rate senior long-term debt, and (2) forward foreign exchange contracts designated as hedges to offset the change in the value of certain net investments in foreign operations.
See Note 4, Fair Value Disclosures, and Note 18, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
The following tables present the fair value and related number of derivative contracts at November 30, 2020 and 2019 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2020 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$67,381	1	$6,891	1
Foreign exchange contracts:
Bilateral OTC	—	—	3,306	11
Total derivatives designated as accounting hedges	67,381		10,197

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,442	52,620	439	42,611
Cleared OTC	17,379	3,785	114,524	4,307
Bilateral OTC	626,210	1,493	317,534	466
Foreign exchange contracts:
Exchange-traded	—	—	—	180
Bilateral OTC	297,165	15,005	277,628	15,049
Equity contracts:
Exchange-traded	558,304	1,147,486	564,951	971,938
Bilateral OTC	429,304	2,374	1,125,944	2,421
Commodity contracts:
Exchange-traded	64	3,207	—	2,654
Credit contracts:
Cleared OTC	24,696	39	26,298	31
Bilateral OTC	1,008	11	2,209	11
Total derivatives not designated as accounting hedges	1,956,572		2,429,527
Total gross derivative assets/ liabilities:
Exchange-traded	560,810		565,390
Cleared OTC	109,456		147,713
Bilateral OTC	1,353,687		1,726,621
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(546,989)		(546,989)
Cleared OTC	(109,228)		(111,654)
Bilateral OTC	(899,919)		(1,140,016)
Net amounts per Consolidated Statements of Financial Condition (4)	$467,817		$641,065
(1)Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
(3)Amounts netted include both netting by counterparty and for cash collateral paid or received.
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

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
(1)Exchange-traded derivatives include derivatives executed on an organized exchange. Cleared OTC derivatives include derivatives executed bilaterally and subsequently novated to and cleared through central clearing counterparties. Bilateral OTC derivatives include derivatives executed and settled bilaterally without the use of an organized exchange or central clearing counterparty.
(2)Number of exchange-traded contracts may include open futures contracts. The unsettled fair value of these futures contracts is included in Receivables from/Payables to brokers, dealers and clearing organizations in our Consolidated Statements of Financial Condition.
(3)Amounts netted include both netting by counterparty and for cash collateral paid or received.
(4)We have not received or pledged additional collateral under master netting agreements and/or other credit support agreements that is eligible to be offset beyond what has been offset in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Year Ended November 30,
Gains (Losses)	2020	2019	2018
Interest rate swaps	$41,524	$56,385	$(25,539)
Long-term debt	(36,668)	(58,931)	27,363
Total	$4,856	$(2,546)	$1,824
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation adjustments and other, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Year Ended November 30,
Gains (Losses)	2020	2019	2018
Foreign exchange contracts	$(3,306)	$—	$—
Total	$(3,306)	$—	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2020	2019	2018
Interest rate contracts	$(52,331)	$(188,605)	$67,291
Foreign exchange contracts	3,851	(4,016)	(304)
Equity contracts	47,631	(108,961)	(232,873)
Commodity contracts	(189)	(681)	1,112
Credit contracts	15,218	9,147	2,715
Total	$14,180	$(293,116)	$(162,059)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2020 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$32,766	$951	$16,650	$(24,685)	$25,682
Credit default swaps	—	750	11	—	761
Total return swaps	140,394	25,110	1,321	(2,975)	163,850
Foreign currency forwards, swaps and options	62,249	18,460	517	(5,746)	75,480
Interest rate swaps, options and forwards	80,949	168,430	204,467	(40,131)	413,715
Total	$316,358	$213,701	$222,966	$(73,537)	679,488
Cross product counterparty netting					(24,723)
Total OTC derivative assets included in Financial instruments owned					$654,765
(1)At November 30, 2020, we held net exchange-traded derivative assets and other credit agreements with a fair value of $29.8 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2020, cash collateral received was $216.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$23,278	$491,595	$119,988	$(24,685)	$610,176
Credit default swaps	—	596	1,615	—	2,211
Total return swaps	88,130	190,616	22	(2,975)	275,793
Foreign currency forwards, swaps and options	50,949	13,376	—	(5,746)	58,579
Fixed income forwards	213	—	—	—	213
Interest rate swaps, options and forwards	61,558	65,934	68,252	(40,131)	155,613
Total	$224,128	$762,117	$189,877	$(73,537)	1,102,585
Cross product counterparty netting					(24,723)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,077,862
(1)At November 30, 2020, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $22.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2020, cash collateral pledged was $459.3 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2020 (in thousands):

Counterparty credit quality (1):
A- or higher	$164,718
BBB- to BBB+	19,628
BB+ or lower	316,361
Unrated	154,058
Total	$654,765
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

	November 30, 2019
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$3.0	$32.0	$—	$35.0
Single name credit default swaps	3.4	29.0	1.5	33.9
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30,
	2020	2019
Derivative instrument liabilities with credit-risk-related contingent features	$284.6	$42.9
Collateral posted	(129.8)	(3.1)
Collateral received	141.4	114.1
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	296.2	154.0
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged (in thousands):

	November 30, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2019
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,314,395	$129,558	$—	$1,443,953
Corporate debt securities	191,311	1,730,526	—	1,921,837
Mortgage-backed and asset-backed securities	—	1,745,145	—	1,745,145
U.S. government and federal agency securities	19,434	10,863,997	9,500	10,892,931
Municipal securities	—	498,202	—	498,202
Sovereign obligations	—	3,016,563	—	3,016,563
Loans and other receivables	—	772,926	—	772,926
Total	$1,525,140	$18,756,917	$9,500	$20,291,557
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	November 30, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater Than 90 Days	Total
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

	November 30, 2019
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater Than 90 Days	Total
Securities lending arrangements	$694,821	$—	$672,969	$157,350	$1,525,140
Repurchase agreements	6,614,026	1,556,260	8,988,528	1,598,103	18,756,917
Obligation to return securities received as collateral, at fair value	—	—	9,500	—	9,500
Total	$7,308,847	$1,556,260	$9,670,997	$1,755,453	$20,291,557
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2020 and 2019, the approximate fair value of securities received as collateral by us that may be sold or repledged was $25.9 billion and $28.7 billion, respectively. At November 30, 2020 and 2019, a substantial portion of the securities received by us had been sold or repledged.
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

	November 30, 2020
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517
Liabilities
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517

	November 30, 2019
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$7,624,642	$—	$7,624,642	$(361,394)	$(1,479,433)	$5,783,815
Reverse repurchase agreements	15,551,845	(11,252,247)	4,299,598	(291,316)	(3,929,977)	78,305
Securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500
Liabilities
Securities lending arrangements	$1,525,140	$—	$1,525,140	$(361,394)	$(970,799)	$192,947
Repurchase agreements	18,756,917	(11,252,247)	7,504,670	(291,316)	(6,663,807)	549,547
Obligation to return securities received as collateral, at fair value	9,500	—	9,500	—	—	9,500
(1)Under master netting agreements with our counterparties, we have the legal right of offset with a counterparty, which incorporates all of the counterparty’s outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty’s default, but which are not netted in the balance sheet because other netting provisions of U.S. GAAP are not met.
(2)Includes securities received or paid under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty’s rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(3)Amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.
(4)Amounts include $5,683.4 million of securities borrowing arrangements, for which we have received securities collateral of $5,523.6 million, and $439.7 million of repurchase agreements, for which we have pledged securities collateral of $447.5 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $604.3 million and $796.8 million at November 30, 2020 and 2019, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2020	2019	2018
Transferred assets	$6,556.2	$4,780.9	$7,159.3
Proceeds on new securitizations	6,556.2	4,852.2	7,165.3
Cash flows received on retained interests	26.8	48.3	48.5
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2020 and 2019.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2020		2019
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$562.5	$7.8	$10,671.7	$103.3
U.S. government agency CMBS	2,461.2	205.2	1,374.8	45.8
CLOs	3,345.5	39.5	3,006.7	58.4
Consumer and other loans	1,290.6	56.6	1,149.3	71.8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Our variable interests in VIEs include debt and equity interests, commitments, guarantees and certain fees. Our involvement with VIEs arises primarily from:
•Purchases of securities in connection with our trading and secondary market making activities;
•Retained interests held as a result of securitization activities;
•Acting as placement agent and/or underwriter in connection with client-sponsored securitizations;
•Financing of agency and non-agency mortgage-backed and other asset-backed securities;
•Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements and revolving loan and note commitments; and
•Loans to, investments in and fees from various investment vehicles.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2020 and 2019 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2020		2019
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned	—	5.2	—	0.3
Securities purchased under agreements to resell (2)	2,908.9	—	2,467.3	—
Receivable from brokers	—	12.9	—	—
Other assets	—	0.1	—	—
Total assets	$2,908.9	$19.4	$2,467.3	$1.5
Financial instruments sold, not yet purchased	$—	$2.5	$—	$—
Other secured financings (3)	2,907.8	—	2,465.8	—
Other liabilities (4)	1.1	0.4	1.5	0.2
Total liabilities	$2,908.9	$2.9	$2,467.3	$0.2
(1)Approximately $0.7 million of the cash amount at November 30, 2020 represents cash on deposit with related consolidated entities and is eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $138.2 million of the other secured financings amount at November 30, 2020 is with related consolidated entities, which is eliminated in consolidation.
(4)Approximately $0.3 million and $0.2 million of the other liabilities amounts at November 30, 2020 and 2019, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.

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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$60.7	$0.2	$642.7	$6,849.1
Consumer loan and other asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	739.7	—	740.9	12,570.2
Total	$1,071.0	$0.2	$1,790.8	$21,935.0

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2019
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$152.6	$0.6	$505.3	$7,845.0
Consumer loan and other asset-backed vehicles	358.3	—	490.6	2,354.8
Related party private equity vehicles	23.0	—	34.3	71.4
Other investment vehicles	404.1	—	411.9	6,102.7
Total	$938.0	$0.6	$1,442.1	$16,373.9
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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests and sub-investment grade and senior secured U.S. loans. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:
•Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;
•Warehouse funding arrangements in the form of participation interests in corporate loans held by CLOs and commitments to fund such participation interests;
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.
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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2020 and 2019, our total equity commitment in the JCP Entities was $133.0 million, of which $122.0 million and $121.7 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $19.0 million and $23.0 million at November 30, 2020 and 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At November 30, 2020 and 2019, we had equity commitments to invest $749.3 million and $398.6 million, respectively, in various other investment vehicles, of which $748.1 million and $390.8 million was funded, respectively. The carrying value of our equity investments was $739.7 million and $404.1 million at November 30, 2020 and 2019, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.

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
We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (FNMA (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or GNMA (“Ginnie Mae”)) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
At November 30, 2020 and 2019, we held $1,571.6 million and $1,453.5 million of agency mortgage-backed securities, respectively, and $252.0 million and $134.8 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At November 30, 2020, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. In addition, we had an investment in Epic Gas Ltd. (“Epic Gas”), which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At November 30, 2020, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At November 30, 2020, we had funded $652.4 million of our $750.0 million commitment, leaving $97.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2020. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2021 with automatic one year extensions absent a 60 days termination notice by either party. At November 30, 2020, we had funded $50.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2020	2019	2018
Interest income	$2.4	$—	$1.2
Unfunded commitment fees	1.1	1.3	1.2
The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2020	2019
Total assets	$7,199.5	$7,112.4
Total liabilities	5,990.4	5,828.3
Total equity	1,209.1	1,284.1
Our total equity balance	604.6	642.0

	Year Ended November 30,
	2020	2019	2018
Net earnings (loss)	$(74.9)	$44.5	$197.2
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2020	2019	2018
Origination and syndication fee revenues (1)	$198.1	$176.3	$377.7
Origination fee expenses (1)	27.3	27.6	56.6
CLO placement fee revenues (2)	1.7	6.0	3.7
Derivative losses (3)	—	—	(1.6)
Underwriting fees (4)	1.7	3.9	—
Service fees (5)	65.1	60.8	61.7
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
(2)    We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2020 and 2019, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $24.2 million and $17.2 million at November 30, 2020 and 2019, respectively. Payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million at both November 30, 2020 and 2019. At November 30, 2019, a payable to Jefferies Finance of $17.6 million related to its lending transactions is included in Payables to customers in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
On March 28, 2019, we entered into a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. We repaid Jefferies Finance the entire outstanding principal amount of this note on May 15, 2019. Interest paid on the note of $3.8 million is included in Interest expense within our Consolidated Statements of Earnings for the year ended November 20, 2019.
Berkadia
Berkadia is a commercial mortgage banking and servicing joint venture that was formed in 2009 by Jefferies and Berkshire Hathaway Inc. On October 1, 2018, Jefferies transferred its 50% voting equity interest in Berkadia and related arrangements to us. As a result, we are entitled to receive 45% of the profits of Berkadia. Berkadia originates commercial/multifamily real estate loans that are sold to U.S. government agencies or other investors. Berkadia also is an investment sales advisor focused on the multifamily industry. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions.
The following is a summary of selected financial information for Berkadia (in millions):

	November 30,
	2020	2019
Total assets	$4,294.0	$2,809.8
Total liabilities	3,626.3	2,213.2
Total equity	667.7	596.6
Our total equity balance	301.2	268.9

	November 30,		Two Months Ended November 30, 2018
	2020	2019
Net earnings	$153.1	$195.9	$44.4
We received distributions from Berkadia on our equity interest as follows (in millions):

	Year Ended November 30,		Two Months Ended November 30, 2018
	2020	2019
Distributions	$37.1	$65.0	$23.1
At November 30, 2020 and 2019, in the normal course of our securities markets group business, we had commitments to purchase $401.0 million and $360.4 million, respectively, in agency CMBS from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $17.4 million and $20.6 million at November 30, 2020 and 2019, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, herein). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2020	2019	2018
Net gains (losses) from our investments in JCP Fund V	$(3.0)	$(5.7)	$12.1
At both November 30, 2020 and 2019, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2020 and 2019, our unfunded commitment relating to JCP Fund V was $9.1 million and $9.4 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	September 30,
	2020 (1)	2019 (1)
Total assets	$49,404	$63,248
Total liabilities	84	76
Total partners’ capital	49,319	63,172

	Nine Months Ended September 30, 2020 (1)	Three Months Ended December 31, 2019 (1)	Nine Months Ended September 30, 2019 (1)	Three Months Ended December 31, 2018 (1)	Nine Months Ended September 30, 2018 (1)	Three Months Ended December 31, 2017 (1)
Net increase (decrease) in net assets resulting from operations	$(12,456)	$(1,397)	$(19,070)	$(8,412)	$15,252	$19,712
(1)Financial information for JCP Fund V in financial position and results of operations at November 30, 2020 and 2019 and for the years ended November 30, 2020, 2019 and 2018 is included based on the presented periods.
Epic Gas
We had an investment in Epic Gas and during the year ended November 30, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings for the year ended November 30, 2019. Epic Gas reported net gains of $0.9 million and net losses of $20.1 million in the period we held the investment during the year ended November 30, 2019 and for the year ended November 30, 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2020	2019
Investment Banking and Capital Markets (1)	$1,646,523	$1,640,201
Asset Management (1)	410	3,398
Total goodwill	$1,646,933	$1,643,599
(1)Accumulated goodwill impairments related to the Investment Banking and Capital Markets business segment were $51.9 million at both December 1, 2019 and 2018, and goodwill prior to these impairments was $1,692.1 million and $1,690.7 million at December 1, 2019 and 2018, respectively. Accumulated goodwill impairments related to the Asset Management business segment were $2.1 million at both December 1, 2019 and 2018 and goodwill prior to these impairments was $5.5 million at both December 1, 2019 and 2018.
The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30,
	2020	2019
Balance, at beginning of period	$1,643,599	$1,642,170
Currency translation and other adjustments	6,334	1,325
Goodwill acquired during the period (1)	—	104
Impairment losses (2)	$(3,000)	$—
Balance, at end of period	$1,646,933	$1,643,599
(1)Goodwill acquired was in connection with our purchase of an entity in Australia and relates to our Investment Banking and Capital Markets business segment.
(2)Impairment losses are related to our wind down of our quantPORT asset management platform.
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
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our annual goodwill impairment testing at August 1, 2020 did not indicate any goodwill impairment in any of our reporting units. Substantially all of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections. At November 30, 2020, goodwill allocated to these reporting units is $1,646.5 million of total goodwill of $1,646.9 million.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2020 and 2019 (dollars in thousands):

	November 30, 2020				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (1)	$126,106	$(26)	$(75,776)	$50,304	9.4
Trade name (1)	129,114	(274)	(28,585)	100,255	27.3
Exchange and clearing organization membership interests and registrations	8,352	(468)	—	7,884	N/A
Total	$263,572	$(768)	$(104,361)	$158,443
(1)    Impairment losses are related to our wind down of our quantPORT asset management platform.

	November 30, 2019				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,736	$—	$(67,257)	$58,479	9.9
Trade name	128,590	—	(24,800)	103,790	28.3
Exchange and clearing organization membership interests and registrations	8,564	(291)	—	8,273	N/A
Total	$262,890	$(291)	$(92,057)	$170,542
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2020. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $12.2 million, $11.9 million and $12.1 million for the years ended November 30, 2020, 2019 and 2018, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2021	$12,181
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 11. Short-Term Borrowings
Short-term borrowings at November 30, 2020 and 2019 mature in one year or less and include the following (in thousands):

	November 30,
	2020	2019
Bank loans (1)	$752,848	$527,509
Floating rate puttable notes (1)	6,800	—
Equity-linked notes (2)	5,067	20,981
Total short-term borrowings	$764,715	$548,490
(1)    These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 4, Fair Value Disclosures, for further information on these notes.
At November 30, 2020, the weighted average interest rate on short-term borrowings outstanding is 1.87% per annum.
Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At November 30, 2020, we were in compliance with all covenants under these facilities. Our facilities included within bank loans at November 30, 2020 and 2019 were as follows (in thousands):

	November 30,
	2020	2019
Bank of New York Mellon Master Loan Agreement (1)	$300,000	$351,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	246,000	135,000
Royal Bank of Canada Credit Facility (3)	200,000	—
Bank of New York Mellon Credit Facility (4)	—	—
Total	$746,000	$486,000
(1)Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in this credit facility agreement.
(3)Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)During 2020, Jefferies LLC entered into a revolving credit facility with the Bank of New York Mellon for a committed amount of $100.0 million, maturing on September 13, 2021. Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%. At November 30, 2020, there were no borrowings outstanding under this agreement.

In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At November 30, 2020, we were in compliance with all debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

		Effective Interest Rate	November 30,
	Maturity		2020	2019
Unsecured long-term debt
2.375% Euro Medium Term Notes	May 20, 2020	—%	$—	$550,622
6.875% Senior Notes	April 15, 2021	—%	—	774,738
2.250% Euro Medium Term Notes	July 13, 2022	4.08%	4,638	4,204
5.125% Senior Notes	January 20, 2023	4.47%	759,901	610,023
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	595,700	548,880
4.850% Senior Notes (1)	January 15, 2027	4.93%	809,039	768,931
6.450% Senior Debentures	June 8, 2027	5.46%	369,057	371,426
4.150% Senior Notes	January 23, 2030	4.26%	989,574	988,662
2.750% Senior Notes (1)	October 15, 2032	2.85%	485,134	—
6.250% Senior Debentures	January 15, 2036	6.03%	510,834	511,260
6.500% Senior Notes	January 20, 2043	6.09%	419,826	420,239
Structured notes (2)(3)	Various	Various	1,712,245	1,215,285
Total unsecured long-term debt			6,655,948	6,764,270
Secured long-term debt
Revolving Credit Facility			189,732	189,088
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (4)			$6,895,680	$7,003,358
(1)The carrying values of these senior notes include net losses of $36.7 million and $58.9 million during 2020 and 2019, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.
(2)These structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. A weighted average coupon rate is not meaningful, as all of the structured notes are carried at fair value.
(3)Of the $1,712.2 million of structured notes at November 30, 2020, $3.1 million matures in 2024, $25.4 million matures in 2025, and the remaining $1,683.7 million matures in 2026 or thereafter.
(4)The Total Long-term debt has a fair value of $7,575.2 million and $7,280.4 million at November 30, 2020 and 2019, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.
During 2020, long-term debt decreased $107.7 million. This decrease is primarily due to the maturity and repayment of our 2.375% Euro Medium Term Notes and the early retirement of our 6.875% Senior Notes, partially offset by a $500.0 million principal amount issuance of 2.75% Senior Notes due 2032, a $150.0 million principal amount issuance of additional 5.125% Senior Notes due 2023 and approximately $325.5 million of structured notes issuances, net of retirements. At November 30, 2020, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
During 2019, long-term debt increased $457.1 million. This increase is primarily due to structured notes issuances with a total principal amount of approximately $498.9 million, net of retirements. In addition, on July 19, 2019, under our $2.5 billion Euro Medium Term Note Program, we issued 1.000% senior unsecured notes with a principal amount of $553.6 million, due 2024. Proceeds amounted to $551.4 million. The decrease in long-term debt was partially offset by repayments of $680.8 million of our 8.500% senior notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We have a Revolving Credit Facility with a group of commercial banks for an aggregate principal amount of $190.0 million. At November 30, 2020, borrowings under the Revolving Credit Facility amounted to $189.7 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the year and at November 30, 2020, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity, and anticipated funding requirements given our business plan and profitability expectations.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At November 30, 2020, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Finance lease ROU assets and finance lease liabilities are not material. Information related to operating leases in our Consolidated Statement of Financial Condition at November 30, 2020 was as follows (in thousands, except lease term and discount rate):

Premises and equipment - ROU assets	$486,614

Weighted average:
Remaining lease term (in years)	10.9
Discount rate	2.9%

The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in our Consolidated Statement of Financial Condition at November 30, 2020 (in thousands):

Fiscal Year	Lease Liabilities
2021	$65,442
2022	70,200
2023	62,641
2024	61,106
2025	63,158
2026 and thereafter	338,742
Total undiscounted cash flows	661,289
Less: Difference between undiscounted and discounted cash flows	(100,402)
Operating leases amount in our Consolidated Statement of Financial Condition	560,887
Finance leases amount in our Consolidated Statement of Financial Condition	362
Total amount in our Consolidated Statement of Financial Condition	$561,249

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents our lease costs (in thousands):

Year Ended November 30, 2020
Operating lease costs (1)	$71,140
Variable lease costs (2)	13,332
Less: Sublease income	(5,974)
Total lease cost, net	$78,498
(1)     Includes short-term leases, which are not material.
(2)     Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.
Consolidated Statement of Cash Flows supplemental information was as follows (in thousands):

Year Ended November 30, 2020
Cash outflows - lease liabilities	$66,248
Non-cash - ROU assets recorded for new and modified leases	21,389
In addition, the amortization of the ROU assets is included within Other adjustments on the Consolidated Statements of Cash Flows.
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
Rental expense, net of subleases, amounted to $61.2 million and $52.3 million for the years ended November 30, 2019 and 2018, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 14. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Year Ended November 30,
	2020	2019	2018
Revenues from contracts with customers:
Commissions and other fees	$823,258	$676,309	$663,470
Investment banking	2,501,494	1,528,729	1,910,203
Asset management fees	9,187	17,219	21,214
Total revenue from contracts with customers	3,333,939	2,222,257	2,594,887
Other sources of revenue:
Principal transactions	1,867,013	769,258	524,296
Revenues from third-parties with strategic relationships pursuant to arrangements	19,507	3,066	—
Interest	894,215	1,496,529	1,207,095
Other	37,632	93,422	103,354
Total revenues	$6,152,306	$4,584,532	$4,429,632
Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third-parties.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following provides detailed information on the recognition of our revenues from contracts with customers:
Commissions and Other Fees. We earn commission and other fee revenue by executing, settling and clearing transactions for clients primarily in equity, equity-related and futures products. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and we record a receivable between trade-date and payment on settlement date. We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third-parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We act as an agent in the soft dollar arrangements as the customer controls the use of the soft dollars and directs our payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues in our Consolidated Statements of Earnings. We also earn investment research fees for the sales of our proprietary investment research when a contract with a client has been identified. The delivery of investment research services represents a distinct performance obligation that is satisfied over time when the performance obligation is to provide ongoing access to a research platform or research analysts, with fees recognized on a straight-line basis over the period in which the performance obligation is satisfied. The performance obligation is satisfied at a point in time when the performance obligation is to provide individual interactions with research analysts or research events, with fees recognized on the interaction date.
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Year Ended November 30,
	2020			2019			2018
	Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,053,500	$—	$1,053,500	$767,421	$—	$767,421	$820,042	$—	$820,042
Investment banking - Underwriting	1,447,994	—	1,447,994	761,308	—	761,308	1,090,161	—	1,090,161
Equities (1)	807,350	—	807,350	662,804	—	662,804	649,631	—	649,631
Fixed income (1)	15,908	—	15,908	13,505	—	13,505	13,839	—	13,839
Asset management	—	9,187	9,187	—	17,219	17,219	—	21,214	21,214
Total	$3,324,752	$9,187	$3,333,939	$2,205,038	$17,219	$2,222,257	$2,573,673	$21,214	$2,594,887
Primary geographic region:
Americas	$2,742,298	$4,239	$2,746,537	$1,751,568	$10,472	$1,762,040	$2,186,955	$20,871	$2,207,826
Europe	401,853	4,948	406,801	374,411	6,747	381,158	304,027	343	304,370
Asia Pacific	180,601	—	180,601	79,059	—	79,059	82,691	—	82,691
Total	$3,324,752	$9,187	$3,333,939	$2,205,038	$17,219	$2,222,257	$2,573,673	$21,214	$2,594,887
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 20, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2020. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2020.
During the years ended November 30, 2020, 2019 and 2018, we recognized $11.1 million, $27.6 million and $26.6 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $17.6 million, $21.7 million and $18.1 million of revenues primarily associated with distribution services during the years ended November 30, 2020, 2019 and 2018, respectively, a portion of which relates to prior periods.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
We had receivables related to revenues from contracts with customers of $278.5 million and $209.3 million at November 30, 2020 and 2019, respectively. We had no significant impairments related to these receivables during the years ended November 30, 2020 and 2019.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at November 30, 2020 and 2019 was $10.0 million and $9.0 million, respectively, which are recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. During the years ended November 30, 2020, 2019 and 2018, we recognized revenue of $7.9 million, $9.5 million and $5.4 million, respectively, that were recorded as deferred revenue at the beginning of the year.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At November 30, 2020 and 2019, capitalized costs to fulfill a contract were $1.8 million and $4.8 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For the years ended November 30, 2020, 2019 and 2018, we recognized expenses of $5.1 million, $4.0 million and $2.3 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2020, 2019 and 2018.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the year ended November 30, 2020 and we do not anticipate making a contribution to the plan for the year ending November 30, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$63,222	$54,724
Interest cost	1,801	2,303
Actuarial losses	9,874	9,606
Administrative expenses paid	(346)	(467)
Benefits paid	(1,003)	(3,444)
Settlements	(2,477)	—
Other costs	470	500
Projected benefit obligation, end of period	$71,541	$63,222
Change in plan assets:
Fair value of assets, beginning of period	$56,980	$48,176
Benefits paid	(1,003)	(3,444)
Administrative expenses paid	(346)	(467)
Actual return on plan assets	10,007	10,715
Contributions	—	2,000
Settlements	(2,477)	—
Fair value of assets, end of period	$63,161	$56,980
Funded status at end of period	$(8,380)	$(6,242)
The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2020	2019
Consolidated statements of financial condition:
Accrued expenses and other liabilities	$8,380	$6,242
Accumulated other comprehensive income, before taxes:
Net losses	$(10,875)	$(8,159)
The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2020	2019	2018
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$1,801	$2,303	$2,129
Expected return on plan assets	(3,477)	(3,008)	(3,247)
Net amortization	252	122	—
Settlement losses	376	—	365
Other costs	470	500	400
Net periodic pension cost	$(578)	$(83)	$(353)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2020	2019	2018
Amounts recognized in Other comprehensive income:
Net losses arising during the period	$3,344	$1,899	$655
Amortization of net loss	(252)	(122)	—
Settlements during the period	(376)	—	(365)
Total losses recognized in Other comprehensive income	$2,716	$1,777	$290
Net losses/(gains) recognized in net periodic benefit cost and Other comprehensive income	$2,138	$1,694	$(63)
The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	Year Ended November 30,
	2020	2019	2018
Discount rate used to determine benefit obligation	2.00%	2.90%	4.30%
Weighted average assumptions used to determine net pension cost:
Discount rate	2.90%	4.30%	3.60%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%
Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2021	$2,207
2022	3,048
2023	4,176
2024	4,758
2025	4,422
2026 through 2030	24,755
Plan Assets - We have an agreement with an external investment manager to invest and manage the plan’s assets under a strategy using a combination of two portfolios. The investment manager allocates the plan’s assets between a growth portfolio and a liability-driven portfolio according to certain target allocations and tolerance bands that are agreed to by the Administrative Committee of the U.S. Pension Plan. Such target allocations will take into consideration the plan’s funded ratio. The manager will also monitor the strategy and, as the plan’s funded ratio changes over time, will rebalance the strategy, if necessary, to be within the agreed tolerance bands and target allocations. The portfolios are comprised of certain common collective investment trusts that are established and maintained by the investment manager. The common collective trusts are valued at their NAV as a practical expedient for fair value.
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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2020	2019	2018
Components of compensation cost:
Restricted cash awards (1)	$474.3	$314.7	$274.4
Restricted stock and RSUs (2)	25.2	26.7	27.6
Profit sharing plan	7.8	7.2	6.5
Total compensation cost	$507.3	$348.6	$308.5
(1)During the fourth quarter of 2020, we amended certain provisions of a set of cash awards that had been granted as part of compensation at previous year-ends to remove any service requirements for vesting in the awards. Compensation expense of $179.6 million was recorded during the year ended November 30, 2020 as a result of these amendments.
(2)Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation cost related to the discount provided to employees in electing to defer compensation under the Deferred Compensation Plan. This compensation cost was approximately $0.3 million, $0.4 million and $0.3 million for the years ended November 30, 2020, 2019 and 2018, respectively.
Remaining unamortized amounts related to certain compensation plans at November 30, 2020 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$28.2	2
Restricted cash awards	363.5	3
Total	$391.7
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

Note 17. Income Taxes
Total income taxes were allocated as follows (in thousands):

	Year Ended November 30,
	2020	2019	2018
Income tax expense	$302,748	$80,284	$250,650
The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2020	2019	2018
Current:
U.S. Federal	$213,274	$50,970	$106,761
U.S. state and local	35,317	(3,641)	7,485
Foreign	71,898	10,923	10,139
Total current	320,489	58,252	124,385
Deferred:
U.S. Federal	(30,190)	19,973	131,233
U.S. state and local	(96)	5,768	975
Foreign	12,545	(3,709)	(5,943)
Total deferred	(17,741)	22,032	126,265
Total income tax expense	$302,748	$80,284	$250,650

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the U.S. and non-U.S. components of income before income tax expense (in thousands):

	Year Ended November 30,
	2020	2019	2018
U.S.	$888,639	$313,349	$370,600
Non-U.S. (1)	288,815	11,320	39,067
Income before income tax expense	$1,177,454	$324,669	$409,667
(1)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rates of 21.0% for the years ended November 30, 2020 and 2019 and 22.2% for the year ended November 30, 2018 to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$247,265	21.0%	$68,181	21.0%	$90,945	22.2%	(1)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	50,923	4.3	11,638	3.6	20,419	5.0
International operations (including foreign rate differential)	13,168	1.1	4,518	1.4	2,258	0.6
Tax exempt income	(227)	—	(634)	(0.2)	(2,202)	(0.5)
Foreign tax credits, net	(8,654)	(0.7)	(1,664)	(0.5)	(8,006)	(2.0)
Meals and entertainment	1,822	0.2	3,641	1.1	4,528	1.1
Non-deductible executive compensation	8,407	0.7	3,720	1.1	3,011	0.7
Change in unrecognized tax benefits related to prior years	(9,314)	(0.8)	(7,690)	(2.4)	(18,497)	(4.5)
Deferred tax asset remeasurement related to the Tax Act	—	—	—	—	112,733	27.5
Transition tax on foreign earnings related to the Tax Act	—	—	139	0.1	52,417	12.8
Other, net	(642)	(0.1)	(1,565)	(0.5)	(6,956)	(1.7)
Total income tax expense	$302,748	25.7%	$80,284	24.7%	$250,650	61.2%
(1)On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0%, as well as other changes. The statutory U.S. federal corporate tax rate for companies with a fiscal year end of November 30, 2018 is a blended rate of 22.2%, which was reduced to 21.0% in fiscal 2019 and thereafter.
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2020	2019	2018
Balance at beginning of period	$125,607	$125,626	$129,544
Increases based on tax positions related to the current period	40,209	8,142	19,840
Increases based on tax positions related to prior periods	5,275	1,399	5,002
Decreases based on tax positions related to prior periods	(2,444)	(9,560)	(28,760)
Balance at end of period	$168,647	$125,607	$125,626
The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $133.9 million and $99.5 million (net of benefits of taxes) at November 30, 2020 and 2019, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $9.8 million, $6.3 million and $1.0 million for the years ended November 30, 2020, 2019 and 2018, respectively. At November 30, 2020 and 2019, we had interest accrued of approximately $65.4 million and $55.6 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2020 and 2019.
The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2020	2019
Deferred tax assets:
Compensation and benefits	$238,154	$223,357
Operating lease liabilities	140,742	—
Long-term debt	41,934	33,097
Accrued expenses and other	61,247	71,993
Net operating losses	2,534	5,634
Sub-total	484,611	334,081
Valuation allowance	(3,201)	(3,228)
Total deferred tax assets	481,410	330,853
Deferred tax liabilities:
Operating lease right-of-use assets	134,638	—
Amortization of intangibles	67,663	70,373
Partnerships	28,249	49,853
Other	15,167	12,580
Total deferred tax liabilities	245,717	132,806
Net deferred tax asset, included in Other assets	$235,693	$198,047
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $235.7 million at November 30, 2020 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
At November 30, 2020, we had gross net operating loss carryforwards of $2.5 million, primarily related to various European jurisdictions. A deferred tax asset of $1.8 million related to net operating losses in Europe has been partially offset by a valuation allowance of $1.4 million, while $0.6 million of a deferred tax asset related to net operating losses in Asia has been partially offset by a valuation allowance of allowance of $0.3 million. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits in the U.K.
We have a tax sharing agreement between us and Jefferies. Refer to Note 21, Related Party Transactions, herein, for further information.
We are currently under examination by a number of taxing jurisdictions. We do not expect that resolution of these examinations will have a material effect on our consolidated financial position, but could have a material impact on the consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $6.2 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2017
New Jersey	2010
New York State	2001
New York City	2006
United Kingdom	2019
Italy	2012
Hong Kong	2014
India	2010
The new tax on global intangible low-taxed income (“GILTI”), became applicable in fiscal 2019. As a result, we made an accounting policy election in the first quarter of 2019 to treat GILTI as a period cost if and when incurred.

Note 18. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2020 (in millions):

	Expected Maturity Date (fiscal years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$306.7	$1.3	$—	$—	$6.8	$314.8
Loan commitments (1)	249.5	10.0	25.0	1.4	—	285.9
Underwriting commitments	243.3	—	—	—	—	243.3
Forward starting reverse repos (2)	6,048.0	—	—	—	—	6,048.0
Forward starting repos (2)	3,488.7	—	—	—	—	3,488.7
Other unfunded commitments (1)	156.6	25.0	5.2	—	—	186.8
Total commitments	$10,492.8	$36.3	$30.2	$1.4	$6.8	$10,567.5
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At November 30, 2020, $5,919.9 million within forward starting securities purchased under agreements to resell and $3,480.4 million within forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At November 30, 2020, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $11.0 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at November 30, 2020, we had other outstanding equity commitments to invest up to $200.0 million to third-parties with strategic relationships and up to $6.2 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication, acquisition finance and securities transactions, SPE sponsors in connection with the funding of CLO and other asset-backed transactions, and third-parties with strategic relationships. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2020, we had $80.0 million of outstanding loan commitments to clients and $5.9 million to third-parties with strategic relationships.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Loan commitments outstanding at November 30, 2020 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2020 (in millions):

	Expected Maturity Date (Fiscal Years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$12,607.6	$2,475.8	$5,760.8	$390.4	$11.9	$21,246.5
Written derivative contracts—credit related	—	—	6.4	—	—	6.4
Total derivative contracts	$12,607.6	$2,475.8	$5,767.2	$390.4	$11.9	$21,252.9
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2020, the fair value of derivative contracts meeting the definition of a guarantee is approximately $181.3 million.
Standby Letters of Credit. At November 30, 2020, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $20.4 million, all of which expire within approximately one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Other Guarantees. We are members of various exchanges and clearing houses. In the normal course of business we provide guarantees to securities clearing houses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearing houses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted. Our maximum potential liability under these arrangements cannot be quantified; however, the potential for us to be required to make payments under such guarantees is deemed remote. Accordingly, no liability has been recognized for these arrangements. Additionally, we provide certain indemnifications in connection with third-party clearing and execution arrangements whereby a third-party may clear and settle transactions on behalf of our clients. These indemnifications generally have standard contractual terms and are entered into in the ordinary course of business. Our obligations in respect of such transactions are secured by the assets in our client’s account, as well as any proceeds received from the transactions cleared and settled on behalf of our client. However, we believe that it is unlikely we would have to make any material payments under these arrangements and no material liabilities related to these indemnifications have been recognized.

Note 19. Net Capital Requirements
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
At November 30, 2020, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,161,289	$2,060,537
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
At November 30, 2020 and 2019, $5,666.6 million and $4,934.2 million, respectively, of net assets of our consolidated subsidiaries are restricted, as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our reportable business segment information is prepared using the following methodologies:
•Net revenues and non-interest expenses directly associated with each reportable business segment are included in determining earnings (loss) before income taxes.
•Net revenues and non-interest expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, headcount and other factors.
•Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to our reportable business segments, generally based on each reportable business segment’s capital utilization.
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2020	2019	2018
Investment Banking and Capital Markets:
Net revenues	$4,989.2	$3,036.0	$3,184.4
Non-interest expenses	3,869.3	2,688.9	2,719.5
Earnings before income taxes	$1,119.9	$347.1	$464.9
Asset Management:
Net revenues	$208.3	$76.5	$(1.0)
Non-interest expenses	150.7	98.9	54.2
Earnings (loss) before income taxes	$57.6	$(22.4)	$(55.2)
Total:
Net revenues	$5,197.5	$3,112.5	$3,183.4
Non-interest expenses	4,020.0	2,787.8	2,773.7
Earnings before income taxes	$1,177.5	$324.7	$409.7
The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2020	2019
Investment Banking and Capital Markets	$44,488.1	$40,565.8
Asset Management	3,263.9	2,950.3
Total assets	$47,752.0	$43,516.1
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

	Year Ended November 30,
	2020	2019	2018
Americas (1)	$4,060.0	$2,407.6	$2,652.9
Europe (2)	852.0	592.8	434.9
Asia Pacific	285.5	112.1	95.6
Net revenues	$5,197.5	$3,112.5	$3,183.4
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 21. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At November 30, 2020 and 2019, we had $28.9 million and $34.8 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•In June 2020, we sold an investment in a limited partnership to one of our employees for $0.5 million.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors had an investment in a hedge fund managed by us of approximately $0.8 million at November 30, 2020. One of our directors also had an investment in a hedge fund managed by us of approximately $3.6 million at November 30, 2019, which was fully redeemed in May 2020 due to the wind down of an asset management platform.
See Note 8, Variable Interest Entities, and Note 18, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Year Ended November 30,
	2020	2019	2018
Charges to Jefferies for services provided	$47.2	$52.7	$61.2
Charges from Jefferies for services received	32.2	9.5	9.1
•We provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Year Ended November 30,
	2020	2019	2018
Investment banking	$10.5	$10.6	$15.7
Commissions and other fees	1.5	1.2	1.8
Principal transactions	—	—	0.1
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	Year Ended November 30,
	2020	2019
Receivable from Jefferies	$1.3	$0.9
Payable to Jefferies	7.1	4.3
•During the years ended November 30, 2020 and 2019, we paid distributions of $498.7 million and $311.1 million, respectively, to Jefferies. At November 30, 2020 and 2019, we accrued distributions payable in the amount of $153.6 million and $12.6 million, respectively, which are included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended November 30, 2020 and 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At November 30, 2020, a net current tax payable from Jefferies of $111.1 million is included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. At November 30, 2019, a net current tax receivable from Jefferies of $24.4 million is included in Other assets, in our Consolidated Statements of Financial Condition. During the years ended November 30, 2020 and 2019, we made payments to Jefferies of $83.0 million and $71.4 million, respectively.
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Year Ended November 30,
	2020	2019
Securities purchased from Jefferies	$64.8	$917.2
Securities sold to Jefferies (1)	0.1	110.9
(1)During the year ended November 30, 2019, we also transferred to Jefferies a related deferred tax liability of $3.1 million.

•On November 3, 2020, Jefferies sold a wholly-owned subsidiary primarily invested in short-dated receivables that related to an asset management strategy to an investment fund managed by us for approximately $180.7 million.
•At November 30, 2020, we have customer account payables to entities of Jefferies totaling $2.2 million, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•On November 27, 2019, we transferred our investment in CoreCommodity Capital, LLC, an asset manager, along with a related accrued receivable and deferred tax asset, to Jefferies, in return for a total cash payment of $31.0 million.
•On October 1, 2018, Jefferies transferred its 50% interest in Berkadia and capital investments in certain separately managed accounts and funds to us. On November 1, 2018, we purchased LIML, an investment advisory company, from Jefferies. These transfers were accomplished as a capital contribution from Jefferies of approximately $598.2 million and cash payments of $70.5 million to Jefferies during the fourth quarter of 2018. In addition, we paid cash of approximately $5.5 million, representing LIML’s net book value as at October 31, 2018, including goodwill of $0.4 million and intangible assets of $0.2 million. In connection with these transfers, related deferred tax liabilities of approximately $50.9 million were transferred to us, for which Jefferies has indemnified us. These transferred deferred tax liabilities were adjusted by an additional $19.1 million during the fourth quarter of 2019. See Note 9, Investments, for further details on our 50% interest in Berkadia.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $2.7 million and $9.9 million at November 30, 2020 and 2019, respectively, included in Payables—brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
•We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $0.1 million recorded in Financial instruments owned, at fair value, and $0.6 million recorded in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition at November 30, 2020 and 2019, respectively. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Year Ended November 30,
	2020	2019	2018
Net gains (losses) on foreign exchange contracts	$1.6	$(6.1)	$—

•Two of our directors have investments totaling $0.4 million at November 30, 2019 in a hedge fund managed by Jefferies. In December 2019, both directors fully redeemed their interests in this fund.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•We have investments in hedge funds managed by Jefferies of $239.0 million and $223.5 million at November 30, 2020 and 2019, respectively, included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition. Net gains on our investments in these hedge funds, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Year Ended November 30,
	2020	2019	2018
Net gains on our investments	$15.8	$4.7	$5.0
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2020 and 2019, approximately $2.6 million and $0.1 million, respectively, of debt issued by Jefferies is included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition.
•We have entered into a sublease agreement with an affiliate of Jefferies for office space. For the year ended November 30, 2020, we received payments for rent and other expenses of $0.8 million from this affiliate.
•In June 2020, Jefferies paid us $2.9 million for the transfer of one of its asset management divisions, which included a net related liability to us.
HRG Group Inc. (“HRG”). We recognized investment banking revenues of $3.0 million for the year ended November 30, 2018 in connection with the merger of HRG into Spectrum Brands Holdings, Inc., which was partially owned by Jefferies.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 22. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly statements of earnings for the years ended November 30, 2020 and 2019 (in thousands):

	Three Months Ended
	November 30, 2020	August 31, 2020	May 31, 2020	February 28, 2020
Total revenues	$1,810,394	$1,595,073	$1,267,283	$1,479,556
Net revenues	1,608,970	1,383,444	1,034,367	1,170,696
Earnings before income taxes	405,807	363,401	172,868	235,378
Net earnings attributable to Jefferies Group LLC	307,114	268,062	130,738	173,389

	Three Months Ended
	November 30, 2019	August 31, 2019	May 31, 2019	February 28, 2019
Total revenues	$1,073,536	$1,141,631	$1,314,493	$1,054,872
Net revenues	747,802	777,159	901,851	685,718
Earnings before income taxes	23,871	83,075	155,138	62,585
Net earnings attributable to Jefferies Group LLC	25,160	64,968	109,920	45,981

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2020 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 14. Principal Accountant Fees and Services
For the fiscal years ended November 30, 2020 and 2019, the fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited were as follows:

	Year Ended November 30,
	2020	2019
Audit Fees	$7,514,963	$6,344,700
Audit-Related Fees	1,254,925	1,221,753
Tax Fees	181,058	319,622
All Other Fees	6,990	8,803
Total All Fees	$8,957,936	$7,894,878
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2020 and 2019. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2020, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2020 and 2019. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the preparation of our SOC1 report, performing agreed upon procedures related to specific matters at our request, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2020 and 2019 related to tax compliance, tax advice and tax planning.
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

4.6	Other instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
4.7*	Description of Registrant’s Securities
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Exhibit No.	Description

101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting language (iXBRL): (i) the Consolidated Statements of Financial Condition as of November 30, 2020 and 2019; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2020, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

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
Dated: January 28, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 28, 2021
Richard B. Handler

/s/	MATT LARSON	Chief Financial Officer	January 28, 2021
Matt Larson

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2021
Brian P. Friedman

/s/	MARK L. CAGNO	Global Controller	January 28, 2021
Mark L. Cagno

/s/	LINDA L. ADAMANY	Director	January 28, 2021
Linda L. Adamany

/s/	BARRY J. ALPERIN	Director	January 28, 2021
Barry J. Alperin

/s/	ROBERT D. BEYER	Director	January 28, 2021
Robert D. Beyer

/s/	FRANCISCO L. BORGES	Director	January 28, 2021
Francisco L. Borges

/s/	MARYANNE GILMARTIN	Director	January 28, 2021
MaryAnne Gilmartin

/s/	JACOB M. KATZ	Director	January 28, 2021
Jacob M. Katz

/s/	MICHAEL T. O’KANE	Director	January 28, 2021
Michael T. O’Kane

/s/	JOSEPH S. STEINBERG	Director	January 28, 2021
Joseph S. Steinberg

Jefferies Group LLC
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	55
Reports of Independent Registered Public Accounting Firms	56
Consolidated Statements of Financial Condition	59
Consolidated Statements of Earnings	60
Consolidated Statements of Comprehensive Income	61
Consolidated Statements of Changes in Equity	62
Consolidated Statements of Cash Flows	63
Notes to Consolidated Financial Statements	65

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2020 and 2019 and for each of the three fiscal years ended November 30, 2020, 2019 and 2018	S-2 - S-7

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2020	2019
ASSETS
Cash and cash equivalents	$1,281,786	$128,535
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	21,892	38,817
Financial instruments owned, at fair value	69,856	72,736
Loans to and investments in related parties	655,930	643,720
Investment in subsidiaries	6,411,169	5,639,208
Advances to subsidiaries	2,822,937	3,979,139
Subordinated notes receivable	2,443,383	2,442,625
Other assets	354,606	333,798
Total assets	$14,061,559	$13,278,578
LIABILITIES AND EQUITY
Short-term borrowings	$11,867	$20,989
Financial instruments sold, not yet purchased, at fair value	—	2,307
Accrued expenses and other liabilities	1,045,000	365,540
Long-term debt	6,655,949	6,764,270
Total liabilities	7,712,816	7,153,106
EQUITY
Member’s paid-in capital	6,569,328	6,329,677
Accumulated other comprehensive income (loss):
Currency translation adjustments	(141,843)	(179,378)
Changes in instrument specific credit risk	(71,151)	(18,889)
Additional minimum pension liability	(8,104)	(6,079)
Available-for-sale securities	513	141
Total accumulated other comprehensive loss	(220,585)	(204,205)
Total member’s equity	6,348,743	6,125,472
Total liabilities and equity	$14,061,559	$13,278,578
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Revenues:
Principal transactions	$58,148	$13,746	$20,875
Investment banking	17	103	—
Interest	214,833	271,369	262,042
Other	(38,874)	19,346	101,284
Total revenues	234,124	304,564	384,201
Interest expense	285,090	297,927	316,050
Net revenues	(50,966)	6,637	68,151
Non-interest expenses:
Total non-interest expenses	14,854	6,482	5,016
Earnings (loss) before income taxes	(65,820)	155	63,135
Income tax expense (benefit)	(19,480)	(3,316)	104,649
Net earnings (loss) before undistributed earnings of subsidiaries	(46,340)	3,471	(41,514)
Undistributed earnings of subsidiaries	925,643	242,558	200,275
Net earnings	879,303	246,029	158,761
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	37,535	6,426	(85,554)
Change in instrument specific credit risk	(52,262)	(13,161)	22,160
Cash flow hedges	—	(470)	1,406
Minimum pension liability adjustments, net of tax	(2,025)	(1,318)	4,285
Unrealized gain on available-for-sale securities	372	487	311
Total other comprehensive loss, net of tax	(16,380)	(8,036)	(57,392)
Comprehensive income	$862,923	$237,993	$101,369
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$879,303	$246,029	$158,761
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization	(36,708)	(38,812)	(53,296)
Undistributed earnings of subsidiaries	(925,643)	(242,558)	(200,275)
(Income) loss on loans to and investments in related parties	37,790	(21,946)	(98,223)
Distributions received on investments in related parties	—	75,000	40,000
Other adjustments	183,241	60,106	(116,307)
Net change in assets and liabilities:
Financial instruments owned	2,880	26,755	(25,604)
Other assets	(3,741)	154,940	119,293
Financial instruments sold, not yet purchased	(2,307)	1,510	(17,264)
Accrued expenses and other liabilities	526,571	(51,821)	(200,970)
Net cash provided by (used in) operating activities	661,386	209,203	(393,885)
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	1,357,031	(1,035,619)	(473,436)
Loans to and investments in related parties	(50,000)	—	—
Net cash provided by (used in) investing activities	1,307,031	(1,035,619)	(473,436)
Cash flows from financing activities:
Proceeds from short-term borrowings	11,820	20,236	70,482
Payments on short-term borrowings	(20,263)	(55,773)	(140,664)
Proceeds from issuance of long-term debt, net of issuance costs	1,169,722	1,184,891	1,183,954
Repayment of long-term debt	(1,494,696)	(823,875)	(1,035,700)
Distribution to Jefferies Financial Group Inc.	(498,674)	(311,131)	(248,684)
Net cash provided by (used in) financing activities	(832,091)	14,348	(170,612)
Net increase (decrease) in cash and cash equivalents	1,136,326	(812,068)	(1,037,933)
Cash, cash equivalents and restricted cash at beginning of period	167,352	979,420	2,017,353
Cash, cash equivalents and restricted cash at end of period	$1,303,678	$167,352	$979,420

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$272,670	$291,298	$385,410
Income taxes, net	84,098	73,151	186,236
Noncash financing activities:
On October 1, 2018, Jefferies Financial Group Inc. (“Jefferies”) transferred to the Parent Company its 50% interest in Berkadia Commercial Mortgage Holding LLC (“Berkadia”) and its capital investments in certain separately managed accounts and funds. The transfer of its interest in Berkadia and a portion of the transfer of its capital investments in certain separately managed accounts and funds were recorded as a capital contribution and increased member’s equity by $598.2 million. Refer to Note 21, Related Party Transactions, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2020 for further details.

The following presents the Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition (in thousands):

	November 30,
	2020	2019
Cash and cash equivalents	$1,281,786	$128,535
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	21,892	38,817
Total cash, cash equivalents and restricted cash	$1,303,678	$167,352
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020. For purposes of these condensed non-consolidated financial statements, the Company’s wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company is an indirect wholly-owned subsidiary of Jefferies. Jefferies does not guarantee any of our outstanding debt securities.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2020.
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

Note 3. Guarantees
In the normal course of its business, the Parent Company issues guarantees in respect of obligations of certain of its wholly- owned subsidiaries under trading and other financial arrangements, including guarantees to various trading counterparties and banks. The Parent Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value in its Consolidated Statements of Financial Condition.
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
The Parent Company has provided a guarantee in respect of an obligation of an SPE sponsored by one of its subsidiaries, whereby the Parent Company is required to make payments to a certain auction house in the event that the SPE is unable to meet its obligation to the auction house. At November 30, 2020, the maximum amount payable under this guarantee is $3.4 million.
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these guarantees is $687.5 million at November 30, 2020. For further information, refer to Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2020.

Structured Notes. Structured notes of $1,017.5 million at November 30, 2020 were jointly and severally co-issued by our wholly-owned subsidiary Jefferies Group Capital Finance Inc.