Form 10-Q
period 2021-02-28
Jefferies Group LLC
filed 2021-04-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2021	November 30, 2020
ASSETS
Cash and cash equivalents (includes $18 and $468 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	$6,707,482	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	615,115	604,321
Financial instruments owned, at fair value (includes securities pledged of $12,150,880 and $13,065,585 at February 28, 2021 and November 30, 2020, respectively; and $12,630 and $5,238 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	18,570,876	17,686,052
Loans to and investments in related parties	1,017,352	1,000,730
Securities borrowed	7,150,657	6,934,762
Securities purchased under agreements to resell	6,680,284	5,096,769
Securities received as collateral, at fair value	—	7,517
Receivables:
Brokers, dealers and clearing organizations ($31,224 and $12,919 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	4,749,675	4,158,823
Customers	1,863,453	1,286,925
Fees, interest and other	490,915	397,630
Premises and equipment	849,417	847,127
Goodwill	1,650,642	1,646,933
Other assets ($152 and $131 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	1,040,543	972,479
Total assets	$51,386,411	$47,751,997
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $5,067 at fair value at February 28, 2021 and November 30, 2020, respectively)	$882,941	$764,715
Financial instruments sold, not yet purchased, at fair value ($9,445 and $2,466 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	12,361,542	10,017,522
Collateralized financings:
Securities loaned	2,519,077	1,810,748
Securities sold under agreements to repurchase	7,207,636	8,316,269
Other secured financings (includes $2,168 and $1,543 at fair value at February 28, 2021 and November 30, 2020, respectively; and $3,802,057 and $2,769,674 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	3,804,225	2,771,217
Obligation to return securities received as collateral, at fair value	—	7,517
Payables:
Brokers, dealers and clearing organizations	4,098,406	3,325,753
Customers	4,091,069	4,251,556
Lease liabilities	558,429	561,249
Accrued expenses and other liabilities (includes $1,335 and $1,202 at February 28, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	2,385,747	2,663,639
Long-term debt (includes $1,784,157 and $1,712,245 at fair value at February 28, 2021 and November 30, 2020, respectively)	6,921,708	6,895,680
Total liabilities	44,830,780	41,385,865
EQUITY
Member’s paid-in capital	6,819,060	6,569,328
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(131,006)	(141,843)
Changes in instrument specific credit risk	(140,587)	(71,151)
Additional minimum pension liability	(8,002)	(8,104)
Available-for-sale securities	453	513
Total accumulated other comprehensive loss	(279,142)	(220,585)
Total Jefferies Group LLC member’s equity	6,539,918	6,348,743
Noncontrolling interests	15,713	17,389
Total equity	6,555,631	6,366,132
Total liabilities and equity	$51,386,411	$47,751,997
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues:
Commissions and other fees	$236,938	$179,535
Principal transactions	791,219	371,902
Investment banking	1,003,662	592,002
Asset management fees and revenues	37,383	11,720
Interest	219,021	294,668
Other	60,588	29,729
Total revenues	2,348,811	1,479,556
Interest expense	219,445	308,860
Net revenues	2,129,366	1,170,696
Non-interest expenses:
Compensation and benefits	1,119,894	635,230
Non-compensation expenses:
Floor brokerage and clearing fees	76,580	60,580
Technology and communications	104,341	89,184
Occupancy and equipment rental	27,990	27,503
Business development	17,981	29,957
Professional services	44,288	44,665
Underwriting costs	36,136	17,529
Other	30,986	30,670
Total non-compensation expenses	338,302	300,088
Total non-interest expenses	1,458,196	935,318
Earnings before income taxes	671,170	235,378
Income tax expense	177,305	64,013
Net earnings	493,865	171,365
Net loss attributable to noncontrolling interests	(203)	(2,024)
Net earnings attributable to Jefferies Group LLC	$494,068	$173,389
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020
Net earnings	$493,865	$171,365
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	10,939	(8,996)
Changes in instrument specific credit risk (2)	(69,436)	22,996
Unrealized gain (loss) on available-for-sale securities (3)	(60)	237
Total other comprehensive income (loss), net of tax (4)	(58,557)	14,237
Comprehensive income	435,308	185,602
Net loss attributable to noncontrolling interests	(203)	(2,024)
Comprehensive income attributable to Jefferies Group LLC	$435,511	$187,626

(1)The amounts include income tax benefits (expenses) of approximately $(3.2) million and $3.1 million during the three months ended February 28, 2021 and February 29, 2020, respectively.
(2)The amounts include income tax benefits (expenses) of approximately $22.3 million and $(7.9) million during the three months ended February 28, 2021 and February 29, 2020, respectively. The amount during the three months ended February 28, 2021 also includes a net loss of $0.2 million, net of an income tax benefit of $0.1 million, and the amount during the three months ended February 29, 2020 also includes a net loss of $0.3 million, net of an income tax benefit of $0.1 million, related to changes in instrument specific risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)The amount includes income tax expense of $0.1 million during the three months ended February 29, 2020.
(4)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020
Member’s paid-in capital:
Balance, beginning of period	$6,569,328	$6,329,677
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	2,698	—
Net earnings attributable to Jefferies Group LLC	494,068	173,389
Contribution from Jefferies Financial Group Inc.	153,557	—
Distributions to Jefferies Financial Group Inc.	(400,591)	—
Balance, end of period	$6,819,060	$6,503,066
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(220,585)	$(204,205)
Currency translation and other adjustments	10,939	(8,996)
Changes in instrument specific credit risk	(69,436)	22,996
Unrealized gain (loss) on available-for-sale securities	(60)	237
Balance, end of period	$(279,142)	$(189,968)
Total Jefferies Group LLC member’s equity	$6,539,918	$6,313,098
Noncontrolling interests:
Balance, beginning of period	$17,389	$4,275
Net loss attributable to noncontrolling interests	(203)	(2,024)
Contributions	—	17,100
Distributions	(1,473)	—
Balance, end of period	$15,713	$19,351
Total equity	$6,555,631	$6,332,449

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net earnings	$493,865	$171,365
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	20,159	14,557
Income on loans to and investments in related parties	(57,541)	(26,922)
Distributions received on investments in related parties	—	35,949
Other adjustments	(100,094)	80,132
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(84,307)	(296,514)
Receivables:
Brokers, dealers and clearing organizations	(585,369)	(1,368,785)
Customers	(576,526)	(48,064)
Fees, interest and other	(86,402)	(18,295)
Securities borrowed	(211,177)	910,494
Financial instruments owned	(869,326)	(1,555,782)
Securities purchased under agreements to resell	(1,576,329)	(614,635)
Other assets	(48,342)	(246,208)
Payables:
Brokers, dealers and clearing organizations	767,964	1,635,066
Customers	(160,488)	(51,154)
Securities loaned	704,075	371,286
Financial instruments sold, not yet purchased	2,330,574	(638,098)
Securities sold under agreements to repurchase	(1,114,857)	909,654
Lease liabilities	(11,297)	(16,331)
Accrued expenses and other liabilities	(382,976)	(140,411)
Net cash used in operating activities	(1,548,394)	(892,696)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(912,340)	(855,609)
Capital distributions from investments and repayments of loans from related parties	952,882	850,739
Net payments on premises and equipment	(16,897)	(32,071)
Transfer of net assets from Jefferies Financial Group Inc.	(2,173)	—
Net cash provided by (used in) investing activities	21,472	(36,941)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from financing activities:
Proceeds from short-term borrowings	319,000	472,000
Payments on short-term borrowings	(196,090)	(362,000)
Proceeds from issuance of long-term debt, net of issuance costs	58,983	170,770
Repayment of long-term debt	(10,089)	(35,629)
Contributions from Jefferies Financial Group Inc.	153,557	—
Distributions to Jefferies Financial Group Inc.	(307,114)	(12,580)
Net proceeds from (payments on) other secured financings	1,033,008	(300,867)
Net change in bank overdrafts	(4,706)	(34,518)
Proceeds from contributions of noncontrolling interests	—	17,100
Payments on distributions to noncontrolling interests	(1,473)	—
Net cash provided by (used in) financing activities	1,045,076	(85,724)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,886	(2,927)
Net decrease in cash, cash equivalents and restricted cash	(477,960)	(1,018,288)
Cash, cash equivalents and restricted cash at beginning of period	7,682,013	6,329,712
Cash, cash equivalents and restricted cash at end of period	$7,204,053	$5,311,424

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$236,116	$357,925
Income taxes, net	29,953	3,524
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	February 28, 2021	November 30, 2020
Cash and cash equivalents	$6,707,482	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	496,571	570,084
Total cash, cash equivalents and restricted cash	$7,204,053	$7,682,013
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
Jefferies Group LLC is a direct subsidiary of publicly traded Jefferies Financial Group Inc. (“Jefferies”). Jefferies does not guarantee any of our outstanding debt securities. Jefferies Group LLC is a Securities and Exchange Commission (“SEC”) reporting company, filing annual, quarterly and periodic financial reports. Richard Handler, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Jefferies, as well as a Director of Jefferies. Brian P. Friedman, our Chairman of the Executive Committee, is Jefferies’ President and a Director of Jefferies.
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. For further information on our reportable business segments, refer to Note 18, Segment Reporting.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2020. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2020 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.
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
Consolidation
Our policy is to consolidate all entities that we control by ownership of a majority of the outstanding voting stock. In addition, we consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than the holding of equity interest is presented as Noncontrolling interests in our Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net earnings (loss) attributable to noncontrolling interests in our Consolidated Statements of Earnings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.
During the three months ended February 28, 2021, there were no significant changes made to the Company’s significant accounting policies.

Note 3. Accounting Developments
Adopted Accounting Standards
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance provides for estimating credit losses on financial assets measured at amortized cost by introducing an approach based on expected losses over the financial asset's entire life, recorded at inception or purchase. We adopted the new credit loss guidance on December 1, 2020 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on December 1, 2020, the new accounting guidance's adoption resulted in a decrease in the provision for credit losses of $3.6 million with a corresponding increase in retained earnings of $2.7 million, net of tax. The decrease was attributable to applying a revised provisioning methodology based on historical loss experience for our investment banking fee receivables. The impact upon adoption for our secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans) was immaterial because of the contractual collateral maintenance provisions that require that the counterparty continually adjust the amount of collateralization securing the credit exposure on these contracts. For the remaining financial instruments within the guidance's scope, the expected credit losses were also determined to be immaterial considering the counterparty's credit quality, an insignificant history of credit losses, or the short-term nature of the credit exposures. The updated accounting policy for estimating credit losses on financial assets measured at amortized cost as a result of this adoption is outlined below.
Credit Losses on Financial Assets Measured at Amortized Cost
Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of our secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets.
Our receivables from brokers, dealers, and clearing organizations include deposits of cash with exchange clearing organizations to meet margin requirements, amounts due from clearing organizations for daily variation settlements, securities failed-to-deliver or receive, receivables and payables for fees and commissions, and receivables arising from unsettled securities or loans transactions. These receivables generally do not give rise to material credit risk and have a remote probability of default either because of their short-term nature or due to the credit protection framework inherent in the design and operations of brokers, dealers and clearing organizations. As such, generally, no allowance for credit losses is held against these receivables.
For all other financial assets measured at amortized cost, we estimate expected credit losses over the financial assets' life as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1,017.8 million and $956.0 million at February 28, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,687,871	$58,056	$83,278	$—	$2,829,205
Corporate debt securities	—	3,451,794	6,811	—	3,458,605
Collateralized debt obligations and collateralized loan obligations	—	91,654	25,894	—	117,548
U.S. government and federal agency securities	2,485,813	73,550	—	—	2,559,363
Municipal securities	—	292,604	—	—	292,604
Sovereign obligations	1,668,975	799,239	—	—	2,468,214
Residential mortgage-backed securities	—	1,880,823	21,692	—	1,902,515
Commercial mortgage-backed securities	—	37,013	2,671	—	39,684
Other asset-backed securities	—	63,956	60,594	—	124,550
Loans and other receivables	—	3,099,917	79,055	—	3,178,972
Derivatives	3,346	3,091,787	39,397	(2,604,607)	529,923
Investments at fair value	—	6,399	45,472	—	51,871
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,846,005	$12,946,792	$364,864	$(2,604,607)	$17,553,054

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,124,994	$1,075	$4,443	$—	$2,130,512
Corporate debt securities	—	1,824,458	1,571	—	1,826,029
U.S. government and federal agency securities	2,618,198	—	—	—	2,618,198
Sovereign obligations	1,343,920	1,016,688	—	—	2,360,608
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	2,326,306	14,916	—	2,341,222
Derivatives	2,173	3,734,965	344,903	(2,997,103)	1,084,938
Total financial instruments sold, not yet purchased	$6,089,285	$8,903,492	$365,868	$(2,997,103)	$12,361,542
Other secured financings	$—	$—	$2,168	$—	$2,168
Long-term debt	$—	$1,061,042	$723,115	$—	$1,784,157
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
•Non-Agency RMBS: The fair value of non-agency RMBS is determined primarily using pricing data from external pricing services, where available, and discounted cash flow methodologies and securities are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs used. Performance attributes of the underlying mortgage loans are evaluated to estimate pricing inputs, such as prepayment rates, default rates and the severity of credit losses. Attributes of the underlying mortgage loans that affect the pricing inputs include, but are not limited to, weighted average coupon; average and maximum loan size; loan-to-value; credit scores; documentation type; geographic location; weighted average loan age; originator; servicer; historical prepayment, default and loss severity experience of the mortgage loan pool; and delinquency rate. Yield curves used in the discounted cash flow models are based on observed market prices for comparable securities and published interest rate data to estimate market yields. In addition, broker quotes, where available, are also referenced to compare prices primarily on interest-only securities.
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$345,570	$—
Equity Funds (3)	23,856	11,043
Commodity Funds (4)	19,217	—
Multi-asset Funds (5)	580,269	—
Other Funds (6)	48,910	21,750
Total	$1,017,822	$32,793

	November 30, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	23,821	11,242
Commodity Funds (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$955,984	$16,242
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both February 28, 2021 and November 30, 2020, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At both February 28, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to eight years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At both February 28, 2021 and November 30, 2020, investments representing approximately 57% of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
(6)This category primarily includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. These investments are redeemable quarterly with 90 days prior written notice.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2021 (in thousands):

	Three Months Ended February 28, 2021
	Balance at November 30, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2021	For instruments still held at February 28, 2021 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$1,309	$4,805	$(4,647)	$—	$—	$6,014	$83,278	$135	$—
Corporate debt securities	23,146	266	130	(6)	—	—	(16,725)	6,811	297	—
CDOs and CLOs	10,513	3,840	11,427	(8,007)	(5,652)	—	13,773	25,894	3,368	—
RMBS	21,826	1,327	791	(627)	(514)	—	(1,111)	21,692	1,347	—
CMBS	2,003	(29)	1,105	(393)	—	—	(15)	2,671	97	—
Other ABS	79,995	2,361	14,604	(20,909)	(8,449)	—	(7,008)	60,594	1,721	—
Loans and other receivables	77,042	1,642	8,758	(44,427)	(66)	—	36,106	79,055	1,656	—
Investments at fair value	67,108	1,939	—	(23,575)	—	—	—	45,472	1,939	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$9	$—	$—	$—	$—	$—	$4,443	$(22)	$—
Corporate debt securities	141	1,430	—	—	—	—	—	1,571	(1,430)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	16,635	1,559	(6,821)	3,358	—	—	185	14,916	(1,559)	—
Net derivatives (2)	26,017	43,727	—	12,670	(92)	—	223,184	305,506	(43,727)	—
Other secured financings	1,543	—	—	—	—	625	—	2,168	—	—
Long-term debt	676,028	25,357	—	—	—	21,730	—	723,115	15,501	(40,858)
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2021
During the three months ended February 28, 2021, transfers of assets of $75.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $42.9 million, CDOs and CLOs of $14.6 million, Corporate equity securities of $9.9 million and Other ABS of $7.5 million due to reduced pricing transparency.
During the three months ended February 28, 2021, transfers of assets of $44.7 million from Level 3 to Level 2 are primarily attributed to:
•Corporate debt securities of $17.5 million, Other ABS of $14.5 million and Loans and other receivables of $6.8 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 28, 2021, transfers of liabilities of $236.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $236.5 million due to reduced pricing transparency.
During the three months ended February 28, 2021, transfers of liabilities of $13.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $13.3 million due to greater pricing transparency.
Net gains on Level 3 assets were $12.7 million and net losses on Level 3 liabilities were $72.1 million for the three months ended February 28, 2021. Net gains on Level 3 assets were primarily due to increased market values across CDOs and CLOs, Other ABS, Investments at fair value, Loans and other receivables, RMBS and Corporate equity securities. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives and structured notes within long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 29, 2020 (in thousands):

	Three Months Ended February 29, 2020
	Balance at November 30, 2019	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 29, 2020	For instruments still held at February 29, 2020, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(8,195)	$2,792	$(1,934)	$—	$—	$52,679	$103,643	$(8,206)	$—
Corporate debt securities	7,490	1,269	1,478	(503)	(601)	—	15,957	25,090	879	—
CDOs and CLOs	20,081	(2,069)	17,594	(17,833)	—	—	3,179	20,952	(1,823)	—
RMBS	17,740	(280)	—	—	(3)	—	(487)	16,970	(250)	—
CMBS	6,110	(306)	—	—	(1,401)	—	(139)	4,264	571	—
Other ABS	42,563	(4,159)	81,323	(72,032)	(1,974)	—	(3,818)	41,903	(3,797)	—
Loans and other receivables	64,240	(3,781)	12,940	(13,042)	(7,087)	—	1,051	54,321	(5,109)	—
Investments at fair value	75,738	(20,392)	—	(76)	—	—	—	55,270	(20,392)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$291	$(513)	$—	$—	$—	$10	$4,275	$65	$—
Corporate debt securities	340	(189)	(13,832)	14,079	369	—	—	767	(35)	—
CMBS	35	—	—	—	—	—	—	35	—	—
Loans	9,463	1	(9,872)	2,781	—	—	5,486	7,859	(1)	—
Net derivatives (2)	77,168	(17,528)	(278)	5,627	192	—	45,662	110,843	17,460	—
Long-term debt	480,069	(9,016)	—	—	—	128,475	(56,065)	543,463	(5,590)	14,606
(1)Realized and unrealized gains/losses are primarily reported in Principal transactions revenues in our Consolidated Statements of Earnings. Changes in instrument-specific credit risk related to structured notes within long-term debt are included in our Consolidated Statement of Comprehensive Income, net of tax.
(2)Net derivatives represent Financial instruments owned—Derivatives and Financial instruments sold, not yet purchased—Derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 29, 2020
During the three months ended February 29, 2020, transfers of assets of $85.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Corporate equity securities of $55.4 million, Corporate debt securities of $16.5 million and Loans and other receivables of $6.0 million due to reduced pricing transparency.
During the three months ended February 29, 2020, transfers of assets of $16.8 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $6.3 million, Loans and other receivables of $4.9 million and Corporate equity securities of $2.7 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended February 29, 2020, transfers of liabilities of $102.5 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $83.0 million and structured notes within long-term debt of $13.1 million due to reduced market and pricing transparency.
During the three months ended February 29, 2020, transfers of liabilities of $107.4 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $69.1 million and net derivatives of $37.3 million due to greater market transparency.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2021 and November 30, 2020
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2021
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$83,278
Non-exchange traded securities		Market approach	Price	$1	-	$213	$76
			EBITDA multiple	8.0			—
Corporate debt securities	$6,811	Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$24,806	Discounted cash flows	Constant prepayment rate	8%	-	20%	19%
			Constant default rate	2%			—
			Loss severity	25%	-	35%	26%
			Discount rate/yield	4%	-	21%	16%
RMBS	$21,692	Discounted cash flows	Discount rate/yield	3%	-	4%	3%
			Cumulative loss rate	3%			—
			Duration (years)	3.0	-	5.5	4.9
			Loss severity	35%			—
CMBS	$2,671	Discounted cash flows	Loss severity	65%			—
			Discount rate/yield	16%			—
			Cumulative loss rate	10%			—
			Duration (years)	0.2			—
Other ABS	$60,594	Discounted cash flows	Discount rate/yield	3%	-	14%	9%
			Cumulative loss rate	8%	-	19%	13%
			Duration (years)	0.9	-	2.0	1.5
		Market approach	Price	$100			—
Loans and other receivables	$79,055	Market approach	Price	$31	-	$101	$83
		Scenario analysis	Estimated recovery percentage	0%	-	100%	41%
Derivatives	$38,014
Equity options		Volatility benchmarking	Volatility	41%	-	57%	54%
Interest rate swaps		Market approach	Basis points upfront	0.7	-	6.4	3.3
Investments at fair value	$45,472
Private equity securities		Market approach	Price	$6	-	$169	$53
		Scenario analysis	Estimated recovery percentage	17%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,443	Market approach	Price	$1			—
Corporate debt securities	$1,571	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$14,916	Market approach	Price	$31	-	$50	$35
		Scenario analysis	Estimated recovery percentage	5%			—
Derivatives	$344,903
Equity options		Volatility benchmarking	Volatility	29%	-	62%	46%
Interest rate swaps		Market approach	Basis points upfront	0.7	-	6.4	3.5
Other secured financings	$2,168	Scenario analysis	Estimated recovery percentage	19%	-	100%	61%
Long-term debt
Structured notes	$723,115	Market approach	Price	$104			—
			Price	€82	-	€112	€102

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2020
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	-	$213	$86
			EBITDA multiple	4.0	-	8.0	5.7
Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$10,513	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	30%	26%
			Discount rate/yield	14%	-	28%	20%
RMBS	$21,826	Discounted cash flows	Cumulative loss rate	2%	-	3%	3%
			Loss severity	35%	-	50%	36%
			Duration (years)	2.0	-	12.9	5.1
			Discount rate/yield	3%	-	12%	4%
Other ABS	$67,816	Discounted cash flows	Cumulative loss rate	1%	-	28%	11%
			Loss severity	50%	-	85%	54%
			Duration (years)	0.2	-	2.1	1.3
			Discount rate/yield	1%	-	16%	9%
		Market approach	Price	$100			—
Loans and other receivables	$76,046	Market approach	Price	$31	-	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	-	100%	52%
Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	4.8
Investments at fair value	$67,108
Private equity securities		Market approach	Price	$1	-	$169	$34
		Scenario analysis	Estimated recovery percentage	17%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,434	Market approach	Price	$1			—
Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$16,635	Market approach	Price	$31	-	$99	$55
Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	-	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	5.4
Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	-	55%	45%
Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	-	€113	€99
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2021 and November 30, 2020, asset exclusions consisted of $2.5 million and $17.3 million, respectively, primarily comprised of CDOs and CLOS, other ABS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020, liability exclusions consisted of $0.8 million primarily comprised of certain derivatives and CMBS.

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
•Corporate equity securities, corporate debt securities, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate equity and debt securities, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate equity securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowings and Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Financial instruments owned:
Loans and other receivables	$10,696	$1,739
Financial instruments sold, not yet purchased:
Loans	$—	$(610)
Loan commitments	—	(661)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$57
Other changes in fair value (2)	—	12
Long-term debt:
Changes in instrument specific credit risk (1)	$(91,982)	$29,432
Other changes in fair value (2)	80,819	(37,642)
(1)Changes in instrument specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.
(2)Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, short-term borrowings, other secured financings and long-term debt measured at fair value under the fair value option (in thousands):

	February 28, 2021	November 30, 2020
Financial instruments owned:
Loans and other receivables (1)	$5,826,957	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	252,790	287,889
Long-term debt and short-term borrowings	(53,138)	(42,819)
Other secured financings	2,782	2,782
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $30.2 million and $30.0 million at February 28, 2021 and November 30, 2020, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $5.4 million and $69.7 million at February 28, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $4.1 million and $3.8 million at February 28, 2021 and November 30, 2020, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $118.5 million and $34.2 million at February 28, 2021 and November 30, 2020, respectively.

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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 28, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2021 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$45,638	1	$32,653	1
Foreign exchange contracts:
Bilateral OTC	—	—	45,420	18
Total derivatives designated as accounting hedges	45,638		78,073

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,626	46,454	2,305	16,056
Cleared OTC	404,775	4,746	305,691	4,364
Bilateral OTC	489,918	660	450,254	1,491
Foreign exchange contracts:
Exchange-traded	—	—	—	195
Bilateral OTC	470,949	18,733	450,054	18,609
Equity contracts:
Exchange-traded	1,185,344	951,246	1,220,922	845,486
Bilateral OTC	495,951	2,435	1,529,978	2,487
Commodity contracts:
Exchange-traded	304	3,057	—	2,070
Bilateral OTC	—	1	—	—
Credit contracts:
Cleared OTC	34,377	80	36,129	56
Bilateral OTC	4,648	13	8,635	15
Total derivatives not designated as accounting hedges	3,088,892		4,003,968
Total gross derivative assets/ liabilities:
Exchange-traded	1,188,274		1,223,227
Cleared OTC	484,790		374,473
Bilateral OTC	1,461,466		2,484,341
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,137,116)		(1,137,116)
Cleared OTC	(372,819)		(374,358)
Bilateral OTC	(1,094,672)		(1,485,629)
Net amounts per Consolidated Statements of Financial Condition (4)	$529,923		$1,084,938
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
Total gross derivative assets/liabilities:
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2021	February 29, 2020
Interest rate swaps	$(43,791)	$24,465
Long-term debt	46,811	(24,867)
Total	$3,020	$(402)
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2021	February 29, 2020
Foreign exchange contracts	$(41,500)	$—
Total	$(41,500)	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended
Gains (Losses)	February 28, 2021	February 29, 2020
Interest rate contracts	$(42,124)	$(1,089)
Foreign exchange contracts	47,030	(2,900)
Equity contracts	(89,697)	136,888
Commodity contracts	809	(6,072)
Credit contracts	821	1,830
Total	$(83,161)	$128,657
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$29,936	$1,526	$13,544	$(20,365)	$24,641
Credit default swaps	2	759	—	—	761
Total return swaps	130,651	16,711	—	(4,147)	143,215
Foreign currency forwards, swaps and options	85,919	13,318	—	(5,524)	93,713
Interest rate swaps, options and forwards	163,707	138,245	154,279	(29,567)	426,664
Total	$410,215	$170,559	$167,823	$(59,603)	688,994
Cross product counterparty netting					(24,263)
Total OTC derivative assets included in Financial instruments owned					$664,731
(1)At February 28, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $61.4 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 28, 2021, cash collateral received was $196.2 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$19,834	$522,218	$143,586	$(20,365)	$665,273
Credit default swaps	20	3,530	—	—	3,550
Total return swaps	152,604	382,556	1,641	(4,147)	532,654
Foreign currency forwards, swaps and options	114,279	8,811	—	(5,524)	117,566
Fixed income forwards	5,359	—	—	—	5,359
Interest rate swaps, options and forwards	140,177	56,586	114,364	(29,567)	281,560
Total	$432,273	$973,701	$259,591	$(59,603)	1,605,962
Cross product counterparty netting					(24,263)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,581,699
(1)At February 28, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $91.9 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 28, 2021, cash collateral pledged was $588.7 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 28, 2021 (in thousands):

Counterparty credit quality (1):
A- or higher	$162,505
BBB- to BBB+	38,774
BB+ or lower	201,073
Unrated	262,379
Total	$664,731
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 28, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$921.0	$459.0	$—	$1,380.0
Single name credit default swaps	87.2	6.2	0.2	93.6

	November 30, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	February 28, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$464.6	$284.6
Collateral posted	(33.0)	(129.8)
Collateral received	244.1	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	675.7	296.2
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2021
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$2,067,474	$245,823	$2,313,297
Corporate debt securities	372,966	2,113,427	2,486,393
Mortgage-backed and asset-backed securities	—	1,378,273	1,378,273
U.S. government and federal agency securities	20,353	9,417,370	9,437,723
Municipal securities	—	138,344	138,344
Sovereign obligations	58,284	2,584,304	2,642,588
Loans and other receivables	—	981,487	981,487
Total	$2,519,077	$16,859,028	$19,378,105

	November 30, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	February 28, 2021
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,080,237	$—	$482,281	$956,559	$2,519,077
Repurchase agreements	7,711,109	3,146,550	3,313,696	2,687,673	16,859,028
Total	$8,791,346	$3,146,550	$3,795,977	$3,644,232	$19,378,105

	November 30, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $32.8 billion and $25.9 billion, respectively. At February 28, 2021 and November 30, 2020, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 for additional information regarding the offsetting of securities financing agreements.
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

	February 28, 2021
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,150,657	$—	$7,150,657	$(567,061)	$(1,984,216)	$4,599,380
Reverse repurchase agreements	16,331,676	(9,651,392)	6,680,284	(283,889)	(6,328,407)	67,988
Liabilities:
Securities lending arrangements	$2,519,077	$—	$2,519,077	$(567,061)	$(1,908,973)	$43,043
Repurchase agreements	16,859,028	(9,651,392)	7,207,636	(283,889)	(6,408,994)	514,753

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
Liabilities:
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
(3)Amounts include $4,511.4 million of securities borrowing arrangements, for which we have received securities collateral of $4,383.8 million, and $505.0 million of repurchase agreements, for which we have pledged securities collateral of $520.2 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $615.1 million and $604.3 million at February 28, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 4, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Transferred assets	$3,583.5	$2,334.6
Proceeds on new securitizations	3,583.1	2,334.7
Cash flows received on retained interests	6.3	7.0
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2021 and November 30, 2020.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$505.5	$6.8	$562.5	$7.8
U.S. government agency CMBS	2,051.0	102.3	2,461.2	205.2
CLOs	5,712.5	70.2	3,345.5	39.5
Consumer and other loans	1,428.9	77.8	1,290.6	56.6
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
•Warehouse funding arrangements for client-sponsored consumer and mortgage loan vehicles and CLOs through participation agreements, forward sale agreements, reverse repurchase agreements, and revolving loan and note commitments; and
•Loans to, investments in and fees from various investment vehicles.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2021 and November 30, 2020 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned	—	12.6	—	5.2
Securities purchased under agreements to resell (2)	3,934.3	—	2,908.9	—
Receivable from brokers	—	31.2	—	12.9
Other assets	—	0.2	—	0.1
Total assets	$3,934.3	$45.2	$2,908.9	$19.4
Financial instruments sold, not yet purchased	$—	$9.4	$—	$2.5
Other secured financings (3)	3,933.2	—	2,907.8	—
Other liabilities (4)	1.1	0.5	1.1	0.4
Total liabilities	$3,934.3	$9.9	$2,908.9	$2.9
(1)Approximately $1.2 million and $0.7 million of the cash amounts at February 28, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $131.2 million and $138.2 million of the other secured financings amounts at February 28, 2021 and November 30, 2020, respectively, are with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $0.3 million of the other liabilities amounts at both February 28, 2021 and November 30, 2020 represent intercompany payables with related consolidated entities, which are eliminated in consolidation.
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
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$163.4	$5.4	$1,343.5	$9,595.0
Consumer loan and other asset-backed vehicles	266.9	—	363.3	2,580.5
Related party private equity vehicles	18.7	—	29.5	52.3
Other investment vehicles	751.5	—	752.7	11,072.6
Total	$1,200.5	$5.4	$2,489.0	$23,300.4

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
Collateralized Loan Obligations. Assets collateralizing the CLOs include bank loans, participation interests, sub-investment grade and senior secured U.S. loans, and senior secured Euro denominated corporate leveraged loans and bonds. We underwrite securities issued in CLO transactions on behalf of sponsors and provide advisory services to the sponsors. We may also sell corporate loans to the CLOs. Our variable interests in connection with CLOs where we have been involved in providing underwriting and/or advisory services consist of the following:
•Forward sale agreements whereby we commit to sell, at a fixed price, corporate loans and ownership interests in an entity holding such corporate loans to CLOs;
•Warehouse funding arrangements in the form of:
◦Participation interests in corporate loans held by CLOs and commitments to fund such participation interests, and
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements;
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
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 28, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.1 million and $122.0 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $18.7 million and $19.0 million at February 28, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Other Investment Vehicles. At February 28, 2021 and November 30, 2020, we had equity commitments to invest $634.2 million and $749.3 million, respectively, in various other investment vehicles, of which $633.0 million and $748.1 million was funded, respectively. The carrying value of our equity investments was $751.5 million and $739.7 million at February 28, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At February 28, 2021 and November 30, 2020, we held $1,642.6 million and $1,571.6 million of agency mortgage-backed securities, respectively, and $193.8 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At February 28, 2021, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. Our investments in Jefferies Finance and Berkadia have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and arranges primarily senior secured loans to corporate borrowers, as well as manages loan funds and CLOs. Loans are originated primarily through the investment banking efforts of Jefferies LLC. Jefferies Finance may also underwrite and arrange other debt products such as second lien term, bridge and mezzanine loans, as well as related equity co-investments. In addition, Jefferies Finance is a registered investment advisor under the Investment Advisers Act of 1940 and, through two of its wholly-owned subsidiaries, Apex Credit Partners LLC and JFIN Asset Management LLC, acts as an investment advisor for various loan funds and CLOs managing direct lending and broadly syndicated loan products.
At February 28, 2021, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At February 28, 2021, we had funded $652.4 million of our $750.0 million commitment, leaving $97.6 million unfunded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2021. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party. At February 28, 2021, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Interest income	$0.3	$0.8
Unfunded commitment fees	0.3	0.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2021	November 30, 2020
Our total equity balance	$635.2	$604.6

	Three Months Ended
	February 28, 2021	February 29, 2020
Net earnings	$61.3	$20.7
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Origination and syndication fee revenues (1)	$70.3	$37.7
Origination fee expenses (1)	12.3	5.6
CLO placement fee revenues (2)	2.4	0.4
Underwriting fees (3)	0.5	0.3
Service fees (4)	31.5	25.2
(1)We engage in the origination and syndication of loans underwritten by Jefferies Finance. In connection with such services, we earned fees, which are recognized in Investment banking revenues in our Consolidated Statements of Earnings. In addition, we paid fees to Jefferies Finance in respect of certain loans originated by Jefferies Finance, which are recognized as Business development expenses in our Consolidated Statements of Earnings.
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 28, 2021 and November 30, 2020, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
(3)We acted as underwriter in connection with term loans issued by Jefferies Finance.
(4)Under a service agreement, we charge Jefferies Finance for services provided.

In connection with non-U.S. dollar loans originated by Jefferies Finance to borrowers who are investment banking clients of ours, we have entered into an agreement to indemnify Jefferies Finance with respect to any foreign currency exposure.
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $12.4 million and $24.2 million at February 28, 2021 and November 30, 2020, respectively. Payables to Jefferies Finance related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million at both February 28, 2021 and November 30, 2020.

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
The following is a summary of selected financial information for Berkadia (in millions):

	February 28, 2021	November 30, 2020
Our total equity balance	$330.8	$301.2

	Three Months Ended
	February 28, 2021	February 29, 2020
Net earnings	$66.7	$48.7
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Distributions	$0.3	$36.2
At February 28, 2021 and November 30, 2020, we had commitments to purchase $580.1 million and $401.0 million, respectively, in agency CMBS from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $17.0 million and $17.4 million at February 28, 2021 and November 30, 2020, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Net gains (losses) from our investments in JCP Fund V	$(0.5)	$1.5
At both February 28, 2021 and November 30, 2020, we were committed to invest equity of up to $85.0 million in JCP Fund V. At February 28, 2021 and November 30, 2020, our unfunded commitment relating to JCP Fund V was $8.9 million and $9.1 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at February 28, 2021of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2020	2019
Net decrease in net assets resulting from operations (1)	$(1,024)	$(1,397)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2021 and February 29, 2020 is included based on the presented periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	February 28, 2021	November 30, 2020
Investment Banking and Capital Markets	$1,650,213	$1,646,523
Asset Management	429	410
Total goodwill	$1,650,642	$1,646,933
The following table is a summary of the changes to goodwill for the three months ended February 28, 2021 (in thousands):

Balance at November 30, 2020	$1,646,933
Currency translation and other adjustments	3,709
Balance at February 28, 2021	$1,650,642
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2021 and November 30, 2020 (dollars in thousands):

	February 28, 2021			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,608	$(78,216)	$48,392	9.3
Trade name	129,604	(29,680)	99,924	27.0
Exchange and clearing organization membership interests and registrations	7,923	—	7,923	N/A
Total	$264,135	$(107,896)	$156,239

	November 30, 2020			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,080	$(75,776)	$50,304	9.4
Trade name	128,840	(28,585)	100,255	27.3
Exchange and clearing organization membership interests and registrations	7,884	—	7,884	N/A
Total	$262,804	$(104,361)	$158,443
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 28, 2021 and February 29, 2020. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2021	$9,136
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 11. Short-Term Borrowings
Short-term borrowings at February 28, 2021 and November 30, 2020 mature in one year or less and include the following (in thousands):

	February 28, 2021	November 30, 2020
Bank loans (1)	$876,141	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$882,941	$764,715
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)See Note 4, Fair Value Disclosures, for further information on these notes.
At February 28, 2021, the weighted average interest rate on short-term borrowings outstanding is 1.82% per annum.
Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At February 28, 2021, we were in compliance with all covenants under these facilities. Our facilities included within bank loans at February 28, 2021 and November 30, 2020 were as follows (in thousands):

	February 28, 2021	November 30, 2020
Bank of New York Mellon Master Loan Agreement (1)	$300,000	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	274,000	246,000
Royal Bank of Canada Credit Facility (3)	200,000	200,000
Bank of New York Mellon Credit Facility (4)	100,000	—
Total	$874,000	$746,000
(1)Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in this credit facility agreement.
(3)Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%.
In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At February 28, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 28, 2021	November 30, 2020
Unsecured long-term debt:
2.250% Euro Medium Term Notes	July 13, 2022	—%	$—	$4,638
5.125% Senior Notes	January 20, 2023	4.47%	758,792	759,901
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	602,401	595,700
4.850% Senior Notes (1)	January 15, 2027	4.93%	790,942	809,039
6.450% Senior Debentures	June 8, 2027	5.46%	368,445	369,057
4.150% Senior Notes	January 23, 2030	4.26%	989,807	989,574
2.750% Senior Notes (1)	October 15, 2032	2.85%	456,828	485,134
6.250% Senior Debentures	January 15, 2036	6.03%	510,724	510,834
6.500% Senior Notes	January 20, 2043	6.09%	419,719	419,826
Structured notes (2)	Various	Various	1,784,157	1,712,245
Total unsecured long-term debt			6,681,815	6,655,948
Secured long-term debt
Revolving Credit Facility			189,893	189,732
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$6,921,708	$6,895,680
(1)The carrying values of these senior notes includes a net gain of $46.8 million and a net loss of $24.9 million in the three months ended February 28, 2021 and February 29, 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)The Total Long-term debt has a fair value of $7,589.0 million and $7,575.2 million at February 28, 2021 and November 30, 2020, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.
During the three months ended February 28, 2021, long-term debt increased $26.0 million, primarily due to approximately $54.1 million of structured notes issuances, net of retirements, and changes in instrument specific credit risk on structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At February 28, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We have a Revolving Credit Facility with a group of commercial banks. At February 28, 2021, borrowings under the Revolving Credit Facility amounted to $189.9 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at February 28, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 28, 2021, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenues from contracts with customers:
Commissions and other fees	$236,938	$179,535
Investment banking	1,003,662	592,002
Asset management fees	6,913	4,404
Total revenue from contracts with customers	1,247,513	775,941
Other sources of revenue:
Principal transactions	791,219	371,902
Revenue from strategic affiliates	30,470	7,316
Interest	219,021	294,668
Other	60,588	29,729
Total revenues	$2,348,811	$1,479,556
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended
	February 28, 2021			February 29, 2020
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$311,439	$—	$311,439	$343,158	$—	$343,158
Investment banking - Underwriting	692,223	—	692,223	248,844	—	248,844
Equities (1)	233,539	—	233,539	176,249	—	176,249
Fixed income (1)	3,399	—	3,399	3,286	—	3,286
Asset management	—	6,913	6,913	—	4,404	4,404
Total	$1,240,600	$6,913	$1,247,513	$771,537	$4,404	$775,941
Primary geographic region:
Americas	$1,026,916	$6,584	$1,033,500	$649,069	$980	$650,049
Europe	163,737	329	164,066	79,438	3,424	82,862
Asia Pacific	49,947	—	49,947	43,030	—	43,030
Total	$1,240,600	$6,913	$1,247,513	$771,537	$4,404	$775,941
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2021.
During the three months ended February 28, 2021 and February 29, 2020, we recognized $8.2 million and $6.4 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $2.9 million, and $5.6 million, during the three months ended February 28, 2021 and February 29, 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 28, 2021 and November 30, 2020 were $11.5 million and $10.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three months ended February 28, 2021 and February 29, 2020, we recognized revenues of $3.4 million and $2.6 million, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $303.0 million and $278.5 million at February 28, 2021 and November 30, 2020, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses for the three months ended February 28, 2021 and February 29, 2020 is as follows:

	Three Months Ended
	February 28, 2021	February 29, 2020
Beginning balance	$19,788	$6,817
Adjustment for change in accounting principle for current expected credit losses	(3,594)	—
Bad debt expense, net of reversals	626	1,340
Charge-offs	(425)	(207)
Recoveries collected	(2,384)	(301)
Ending balance (1)	$14,011	$7,649
(1)The allowance for doubtful accounts balances are substantially all related to mergers and acquisitions and restructuring fee receivables, which include recoverable expense receivables.
Contract Costs
We capitalize costs to fulfill contracts associated with investment banking advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
At February 28, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.3 million and $1.8 million, respectively, which are recorded in Receivables – Fees, interest and other in our Consolidated Statements of Financial Condition. For the three months ended February 28, 2021 and February 29, 2020, we recognized expenses of $1.2 million and $1.9 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2021 and February 29, 2020.

Note 14. Compensation Plans
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 28, 2021, Jefferies also granted to certain of our senior executives nonqualified stock options pursuant to the Incentive Compensation Plan and granted stock appreciation rights. The total initial fair value of the share-based awards was recognized immediately as compensation expense at the time the award was granted as the awards have no future service requirements. The stock appreciation rights will be settled on a cash basis or, at the sole discretion of the Compensation Committee of the Board of Directors of Jefferies, may be converted irrevocably to a share-settled awards and are considered to be liability-classified share-based awards. Subsequent changes in the fair value of the outstanding stock appreciation rights are recognized currently on an ongoing basis in Compensation and benefits expense.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Components of compensation cost:
Restricted cash awards (1)	$49.1	$77.3
Stock options and stock appreciation rights	39.4	—
Restricted stock and RSUs (2)	4.2	6.5
Profit sharing plan	4.0	4.1
Total compensation cost	$96.7	$87.9
(1)The decrease is primarily a result of the accelerated amortization recognized in the year ended November 30, 2020 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.
(2)Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at February 28, 2021 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$25.0	2
Restricted cash awards (1)	423.0	3
Total	$448.0
(1)    The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.
For detailed descriptions on the Company’s compensation plans, see Note 16, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

Note 15. Income Taxes
At February 28, 2021 and November 30, 2020, we had approximately $190.7 million and $168.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $151.3 million and $133.9 million (net of Federal benefit) at February 28, 2021 and November 30, 2020, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At February 28, 2021 and November 30, 2020, we had interest accrued of approximately $68.2 million and $65.4 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the three months ended February 28, 2021 and the year ended November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2017
New Jersey	2010
New York State	2001
New York City	2006
United Kingdom	2019
Italy	2012
Hong Kong	2015
India	2010
For the three months ended February 28, 2021, the provision for income taxes was $177.3 million, equating to an effective tax rate of 26.4%. For the three months ended February 29, 2020, the provision for income taxes was $64.0 million, equating to an effective tax rate of 27.2%.

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2021 (in millions):

	Expected Maturity Date (fiscal years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$208.9	$99.0	$—	$—	$23.5	$331.4
Loan commitments (1)	49.5	260.0	25.0	1.4	—	335.9
Underwriting commitments	224.0	—	—	—	—	224.0
Forward starting reverse repos (2)	5,703.8	193.7	4.2	—	—	5,901.7
Forward starting repos (2)	3,627.2	—	4.2	—	—	3,631.4
Other unfunded commitments (1)	135.3	25.0	136.1	—	—	296.4
Total commitments	$9,948.7	$577.7	$169.5	$1.4	$23.5	$10,720.8
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At February 28, 2021, $5,894.4 million within forward starting securities purchased under agreements to resell and $3,631.4 million within forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At February 28, 2021, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.8 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at February 28, 2021, we had other outstanding equity commitments to invest up to $200.0 million to strategic affiliates and up to $22.9 million to various other investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2021, we had $80.0 million of outstanding loan commitments to clients and $5.9 million to strategic affiliates.
Loan commitments outstanding at February 28, 2021 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$11,232.2	$2,940.1	$8,807.2	$394.1	$12.1	$23,385.7
Written derivative contracts—credit related	—	—	6.4	87.2	—	93.6
Total derivative contracts	$11,232.2	$2,940.1	$8,813.6	$481.3	$12.1	$23,479.3
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $305.3 million.
Standby Letters of Credit. At February 28, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $20.4 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At February 28, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,019,268	$1,902,913
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
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Investment Banking and Capital Markets:
Net revenues	$1,959.5	$1,148.8
Non-interest expenses	1,416.2	898.9
Earnings before income taxes	$543.3	$249.9
Asset Management:
Net revenues	$169.9	$21.9
Non-interest expenses	42.0	36.4
Earnings (loss) before income taxes	$127.9	$(14.5)
Total:
Net revenues	$2,129.4	$1,170.7
Non-interest expenses	1,458.2	935.3
Earnings before income taxes	$671.2	$235.4
The following table summarizes our total assets by reportable business segment (in millions):

	February 28, 2021	November 30, 2020
Investment Banking and Capital Markets	$48,694.6	$44,488.1
Asset Management	2,691.8	3,263.9
Total assets	$51,386.4	$47,752.0
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

	Three Months Ended
	February 28, 2021	February 29, 2020
Americas (1)	$1,750.6	$950.1
Europe (2)	298.8	159.3
Asia Pacific	80.0	61.3
Net revenues	$2,129.4	$1,170.7
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 19. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 28, 2021 and November 30, 2020, we had $27.7 million and $28.9 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
•One of our directors had an investment in a hedge fund managed by us of approximately $0.8 million at November 30, 2020. This investment was fully redeemed in February 2021.
See Note 8, Variable Interest Entities, and Note 16, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Charges to Jefferies for services provided	$15.6	$10.4
Charges from Jefferies for services received	9.9	8.0
•We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Investment banking	$13.6	$—
Commissions and other fees	0.3	0.3
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	February 28, 2021	November 30, 2020
Receivable from Jefferies	$4.0	$1.3
Payable to Jefferies	3.2	7.1
•During the three months ended February 28, 2021, we paid distributions of $153.6 million to Jefferies, based on our results for the three months ended November 30, 2020. In addition, during the three months ended February 28, 2021, we received a contribution of $153.6 million from Jefferies and paid an additional distribution of $153.6 million to Jefferies. At February 28, 2021, we have accrued a distribution payable of $247.0 million, based on our results for the three months ended February 28, 2021.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At February 28, 2021 and November 30, 2020, we had net current tax payables to Jefferies of $244.2 million and $111.1 million, respectively, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. Subsequent to quarter-end, in March 2021, we made payments totaling $175.0 million to Jefferies, which reduced the cumulative net current tax payable.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended
	February 28, 2021	February 29, 2020
Securities purchased from Jefferies	$9.1	$26.1
Securities sold to Jefferies	0.5	—
•At February 28, 2021 and November 30, 2020, we have customer account payables to entities of Jefferies totaling $1.1 million and $2.2 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.1 million and $2.7 million at February 28, 2021 and November 30, 2020, respectively, included in Payables— brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
•We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. In connection with these contracts, we had $0.1 million recorded in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition at November 30, 2020. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Net gains (losses) on foreign exchange contracts	$0.1	$(0.6)
•We had investments in a hedge fund managed by Jefferies of $239.0 million at November 30, 2020, included in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. In January 2021, Jefferies transferred one of its asset management divisions, the investment manager of this fund, to us, in return for a payment of $2.2 million. Net gains on our investments in this hedge fund for the three months ended February 29, 2020, were $3.8 million, which were included in Principal transactions revenues in our Consolidated Statement of Earnings.
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At February 28, 2021 and November 30, 2020, approximately $0.2 million and $2.6 million, respectively, of debt issued by Jefferies is included in Financial instruments owned, at fair value, and at February 28, 2021, $0.1 million is included in Financial instruments sold, not yet purchased, at fair value, in our Consolidated Statements of Financial Condition.
•For the three months ended February 28, 2021, we recorded asset management expenses of $0.5 million, which are included in Floor brokerage and clearing fees in our Consolidated Statement of Earnings, relating to an investment in a separately managed account, which is managed by a strategic affiliate.
•We have entered into a sublease agreement with an affiliate of Jefferies for office space. For both the three months ended February 28, 2021 and February 29, 2020, we received payments from this affiliate for rent and other expenses of $0.2 million.
For information on transactions with our equity method investees, see Note 9, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2020 and filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021;
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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2020.

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended		% Change
	February 28, 2021	February 29, 2020
Net revenues	$2,129,366	$1,170,696	81.9%
Non-interest expenses	1,458,196	935,318	55.9%
Earnings before income taxes	671,170	235,378	185.1%
Income tax expense	177,305	64,013	177.0%
Net earnings	493,865	171,365	188.2%
Net loss attributable to noncontrolling interests	(203)	(2,024)	(90.0)%
Net earnings attributable to Jefferies Group LLC	494,068	173,389	184.9%

Effective tax rate	26.4%	27.2%

JEFFERIES GROUP LLC AND SUBSIDIARIES
Executive Summary
Three Months Ended February 28, 2021
Consolidated Results
•Net revenues for the three months ended February 28, 2021 were an all-time quarterly record of $2.13 billion, up 81.9% compared with $1.17 billion for the three months ended February 29, 2020, which was then an all-time quarterly record.
•Our first quarter results reflect record net revenues in investment banking, equities and asset management, as well as solid results in fixed income.
•Our investment banking results reflect our increased market share, including record net revenues in equity underwriting, and solid performance in investment banking advisory and debt underwriting.
•Our record equity and solid fixed income net revenues were primarily due to higher market volumes, a favorable trading backdrop and increased market share, as the momentum in market share gains we experienced in 2020 continued.
Business Results
•Our investment banking net revenues of $1.03 billion for the three months ended February 28, 2021 were an increase of 79.0% from the prior year comparable quarter, reflecting record underwriting revenues of $692.2 million, up $443.4 million, or 178.2%, over the prior year comparable quarter, while our advisory revenues remained strong at $311.4 million.
•Our investment banking results also include net revenues of $30.6 million from our share of the net earnings of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with net revenues of $10.4 million in the prior year comparable quarter, reflecting an increase in loan arrangement volumes, as well as a reduction in loan loss reserves.
•Our equities net revenues increased 116.2% compared to the prior year comparable quarter, driven by all-time record results in almost all our businesses and across each of our core regions. Our equities business benefited significantly from the trading environment and the continued expansion of our businesses both from a product and geographic perspective.
•Our fixed income net revenues were up 46.4% compared to the prior year comparable quarter, driven by continued strong client activity across most products and regions.
•Our asset management net revenues of $169.9 million for the three months ended February 28, 2021, were significantly higher than the $21.9 million recorded in the prior year comparable quarter, driven by meaningfully higher investment returns across most platforms and a substantial increase in asset management fees and revenues. Results in the current year quarter include $37.4 million in management and performance fees and similar revenues earned directly or through our strategic affiliates in the current year quarter, as compared with $11.7 million in the prior year comparable quarter. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
•Net revenues in our other business category in the three months ended February 28, 2021 were $31.6 million, compared with net revenues of $77.5 million in the prior year comparable quarter. The results in the prior year comparable quarter included gains of $61.5 million from macro hedges that were bought and sold in the prior year comparable quarter at the onset of the coronavirus (“COVID-19”) pandemic. Results in the current year quarter include higher net revenues of $30.0 million from our share of the net income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with $21.9 million in the prior year comparable quarter.
Expenses
•Non-interest expenses for the three months ended February 28, 2021 increased $522.9 million, or 55.9%, to $1.46 billion, compared with $935.3 million for the prior year comparable quarter. This 55.9% increase, which is primarily due to higher compensation and benefits expense, is meaningfully lower than our 81.9% increase in net revenues, demonstrating the operating leverage inherent in our business model. As a result, our pre-tax operating margin increased to 31.5% in the current year quarter from 20.1% in the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Compensation and benefits expense for the three months ended February 28, 2021 was $1.12 billion, an increase of $484.7 million, or 76.3%, from the prior year comparable quarter, modestly below the 81.9% growth in our net revenues. Compensation and benefits expense as a percentage of Net revenues was 52.6% for the three months ended February 28, 2021, compared with 54.3%, in the prior year comparable quarter.
•Non-compensation expenses for the three months ended February 28, 2021 increased $38.2 million to $338.3 million, compared with $300.1 million for the prior year comparable quarter. This 12.7% increase is again meaningfully lower than our 81.9% increase in net revenues, as a meaningful portion of our non-compensation expenses are fixed in nature. The modest absolute increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes and higher Underwriting costs due to an increase in the volume of investment banking transactions. These increases correspond with our record equities net revenues, strong fixed income net revenues and record investment banking net revenues. The increase was also due to higher Technology and communication expenses, partially offset by meaningfully lower Business development expenses as business travel and events remained substantially curtailed due to COVID-19.
Headcount
•At February 28, 2021, we had 3,984 employees globally, an increase of 162 employees from our headcount of 3,822 at February 29, 2020. Our headcount increased primarily in the Americas and Europe as a result of continued investment to support and drive the growth of our investment banking and equities businesses, as well as additions in corporate services to support our growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended
	February 28, 2021		February 29, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$311,439	14.6%	$343,158	29.3%	(9.2)%

Equity underwriting	494,806	23.2	131,692	11.2	275.7%
Debt underwriting	197,417	9.3	117,152	10.0	68.5%
Total underwriting	692,223	32.5	248,844	21.2	178.2%
Other investment banking	29,825	1.4	(14,529)	(1.2)	N/M
Total investment banking	1,033,487	48.5	577,473	49.3	79.0%

Equities	531,016	24.9	245,641	21.0	116.2%
Fixed income	363,359	17.1	248,182	21.2	46.4%
Total capital markets	894,375	42.0	493,823	42.2	81.1%

Other	31,647	1.5	77,533	6.6	(59.2)%

Total Investment Banking and Capital Markets (1) (2)	1,959,509	92.0	1,148,829	98.1	70.6%

Asset management fees and revenues	37,383	1.8	11,720	1.0	219.0%
Investment return (3) (4)	142,873	6.7	20,839	1.8	585.6%
Allocated net interest (3) (5)	(10,399)	(0.5)	(10,692)	(0.9)	(2.7)%
Total Asset Management	169,857	8.0	21,867	1.9	676.8%

Net revenues	$2,129,366	100.0%	$1,170,696	100.0%	81.9%

JEFFERIES GROUP LLC AND SUBSIDIARIES
N/M — Not Meaningful
(1)Includes net interest revenues of $12.2 million and $2.9 million for the three months ended February 28, 2021 and February 29, 2020, respectively.
(2)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(3)Net revenues attributed to the Investment return in Asset Management have been disaggregated to separately present Investment return and Allocated net interest (see footnote 5 below). This disaggregation is intended to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.
(4)Includes direct net interest expenses of $2.3 million and $6.4 million for the three months ended February 28, 2021 and February 29, 2020, respectively.
(5)Allocated net interest represents the allocation of our long-term debt interest expense to Asset Management, net of interest income on our Cash and cash equivalents and other sources of liquidity.
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
•our 50% share of net earnings from our corporate lending joint venture, Jefferies Finance; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended		% Change
	February 28, 2021	February 29, 2020

Advisory	$311,439	$343,158	(9.2)%

Equity underwriting	494,806	131,692	275.7%
Debt underwriting	197,417	117,152	68.5%
Total underwriting	692,223	248,844	178.2%
Other investment banking	29,825	(14,529)	N/M
Total investment banking	$1,033,487	$577,473	79.0%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended		Three Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Advisory transactions	65	66	$82.2	$57.7
Public and private debt financings	163	152	76.7	69.6
Public and private equity and convertible offerings	116	56	43.8	11.8
Three Months Ended February 28, 2021
•Investment banking revenues for the three months ended February 28, 2021 were a record of $1.03 billion, compared with $577.5 million for the three months ended February 29, 2020, reflecting record revenues in equity underwriting and solid performance in debt underwriting and slightly lower revenues in mergers and acquisitions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our underwriting revenues for the three months ended February 28, 2021 were a record $692.2 million, an increase of 178.2% from $248.8 million in the prior year comparable quarter, with record quarterly net revenues in equity underwriting of $494.8 million and solid net revenues of $197.4 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets. In addition, our equity underwriting results in the current year quarter include revenues of $129.2 million generated from our underwriting activities on 22 Special Purpose Acquisition Companies (“SPACs”) offerings and other SPAC-related transactions. Our advisory revenues were $311.4 million, a decrease of $31.8 million, or 9.2%, from the prior year comparable quarter.
•Other investment banking revenues were $29.8 million for the three months ended February 28, 2021, compared with a loss of $14.5 million for the three months ended February 29, 2020. Other investment banking revenues during the three months ended February 28, 2021 include net revenues of $30.6 million from our share of the net earnings of our Jefferies Finance joint venture, compared with net revenues of $10.4 million in the prior year comparable quarter. This is reflective of an increase in committed loan arrangement volumes during the current year quarter. Additionally, the results during the three months ended February 29, 2020, included a higher level of reserves recorded on the loan portfolio and unrealized losses related to the write-down of certain equity investments due to the impact of COVID-19 on the markets and the economy, as compared with minimal portfolio reserves and mark-to-market activity on equity investments in the current year quarter. The prior year comparable quarter also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.
Equities Net Revenues
Equities is comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital intelligence and outsourced trading; and
•wealth management services.
Three Months Ended February 28, 2021
•Total equities net revenues were $531.0 million for the three months ended February 28, 2021, an increase of 116.2%, compared with $245.6 million for the prior year comparable quarter, driven by all-time record results in predominately all our equities businesses and across each of our core regions. Our equities franchise benefited significantly from the favorable trading environment and SPAC-related activity in the U.S.
•In the last several months, we received recognition from leading third-party market surveys - Our international convertibles franchise was ranked 1st in both European and Asian, excluding Japan, convertibles by Greenwich Associates. Bloomberg ranked our electronic trading platform as 2nd in the U.S. Hedgeweek named us as the Best U.S. Prime Broker and we doubled the number of analysts ranked in the Japanese Institutional Investor survey.
•Our global cash equities business had record net revenues, primarily driven by meaningfully higher trading revenue, with strong client activity and market volumes. Our electronic trading businesses in Europe and Asia achieved record results, while our U.S. electronic trading business delivered strong results, all driven by increased global market volumes and new client activity. Record results in our global convertibles franchise were driven by increased client activity and higher trading revenues on the back of a significant increase in new issuance in this market. Our prime services franchise, consisting of prime brokerage and securities finance, recorded record results driven by increased client balances and customer trading activity, and the addition of new clients in our outsourced trading business. Our equity derivatives business had record quarterly results driven by a higher volatility trading environment and an increase in client activity.
Fixed Income Net Revenues
Fixed income is comprised of net revenues from:
•executing transactions for clients and making markets in securitized products, investment grade, high-yield, distressed, emerging markets, municipal and sovereign securities and bank loans, as well as foreign exchange execution on behalf of clients;

JEFFERIES GROUP LLC AND SUBSIDIARIES
•interest rate derivatives and credit derivatives; and
•financing services offered to clients.
Three Months Ended February 28, 2021
•Fixed income net revenues totaled $363.4 million for the three months ended February 28, 2021, an increase of 46.4% from net revenues of $248.2 million for the three months ended February 29, 2020, driven by continued strong client activity across most products and geographies, and our ongoing investments to grow our business, particularly in Europe.
•Net revenues in the current year quarter were higher in our U.S. and international securitized markets groups due to increased demand in the securitization markets for most of these product classes, as compared with the prior year comparable quarter, as the relative higher yields on securitized products drove investor demand in the current year quarter. Our revenues also benefited from our expansion in European collateralized loan obligations (“CLOs”) origination and trading.
•Strong results across our global credit franchise resulted from robust revenues across regions and products due to increased client activity and higher levels of volatility in the current year quarter, as well as continued tightening of already record low credit spreads throughout most of the quarter and a strong issuance calendar. We have also made strategic hires in our European credit franchise which contributed to our revenue growth.
•The record results were partially offset by lower revenues in our U.S. rates business due to a decline in trading opportunities, which was impacted by volatile Treasury yields during the current year quarter.
Other
Other is comprised of revenues from:
•Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);
•principal investments in private equity and hedge funds managed by third-parties or related parties and are not part of our Leucadia Asset Management platform; and
•investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expense).
Three Months Ended February 28, 2021
•Our other net revenues totaled $31.6 million for the three months ended February 28, 2021, a decrease of $45.9 million compared with net revenues of $77.5 million for the three months ended February 29, 2020.
•The results in the prior year comparable quarter included gains of $61.5 million from macro hedges that were bought and sold in the prior year comparable quarter at the onset of the COVID-19 pandemic.
•Results in the current year quarter include net revenues of $30.0 million due to our share of the net income of Berkadia compared with $21.9 million in the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Asset management revenue includes the following:
•management and performance fees from funds and accounts managed by us;
•revenue from affiliated asset managers in which we hold interests that entitle us to portions of their revenues and/or profits; and
•investment income from capital invested in and managed by us, Jefferies and our affiliated asset managers.
The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees and similar revenues are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, performance fees and similar revenues are generally realized and recognized in the first quarter of our fiscal year.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended		% Change
	February 28, 2021	February 29, 2020
Asset management fees:
Equities	$4,999	$2,874	73.9%
Multi-asset	1,914	1,530	25.1%
Total asset management fees	6,913	4,404	57.0%
Revenue from strategic affiliates (1)	30,470	7,316	316.5%
Total asset management fees and revenues	37,383	11,720	219.0%
Investment return	142,873	20,839	585.6%
Allocated net interest	(10,399)	(10,692)	(2.7)%
Total Asset Management	$169,857	$21,867	676.8%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements.
Three Months Ended February 28, 2021
•Asset management net revenues in the three months ended February 28, 2021 were a record $169.9 million, significantly higher than the $21.9 million recorded in the prior year comparable quarter, driven by meaningfully higher investment returns across most platforms and a substantial increase in asset management fees and revenues. Results in the current year quarter include $37.4 million in management and performance fees and similar revenues earned directly or through our strategic affiliates in the current year quarter, as compared with $11.7 million in the prior year comparable quarter. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Assets under Management
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	February 28, 2021	November 30, 2020
Assets under management (1):
Equities	$418	$481
Multi-asset	355	173
Total	$773	$654
(1)Assets under management include third-party net assets actively managed by us, including hedge funds and certain managed accounts. We may consolidate certain funds and for such consolidated funds, assets under management includes the pro-rata portion of third-party net assets in consolidated funds based on the percentage ownership of third-party investors in the consolidated fund. The above amounts do not include assets under management at non-consolidated strategic partners or investments or Jefferies Financial Group Inc. (“Jefferies”).
Change in assets under management were as follows (in millions):

	Three Months Ended
	February 28, 2021	February 29, 2020
Asset under management:
Balance, beginning of period	$654	$840
Net cash flows in	97	139
Net market appreciation (depreciation)	22	(55)
Balance, end of period	$773	$924
The increase in assets under management in our wholly-owned managers during the three months ended February 28, 2021 is primarily due to the transfer of third-party net assets from Jefferies to us, as well as market appreciation. The increase in assets under management during the three months ended February 29, 2020 is primarily due to new subscriptions and investments from third-parties, partially offset by market depreciation.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Asset Management Investments
In connection with building our business and growing the revenues we participate in via our affiliated managers, our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we or our Parent act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the earnings or profits of the affiliated manager. Our asset management investments generated an investment return of $142.9 million and $20.8 million for the three months ended February 28, 2021 and February 29, 2020, respectively. The following table represents our investments by asset manager (in thousands):

	February 28, 2021	November 30, 2020
Jefferies Group LLC; as manager:
Fund investments (1)(2)	$312,051	$25,292
Separately managed accounts (3)	271,943	342,443
Total	$583,994	$367,735

Jefferies Financial Group Inc.; as manager:
Fund investments (2)	$—	$233,601
Total	$—	$233,601

Strategic affiliates; as asset manager:
Fund investments	$665,463	$641,185
Separately managed accounts (3)	239,961	261,273
Total	$905,424	$902,458

Total asset management investments	$1,489,418	$1,503,794
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 28, 2021 and November 30, 2020, $20.3 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)In the three months ended February 28, 2021, certain fund investments that Jefferies Financial Group Inc. had acted as the manager for were transferred to us as the manager.
(3)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
We and our affiliated asset managers (including our Jefferies Finance joint venture) have aggregate net asset values or net asset value equivalent assets under management of approximately $22.4 billion and $21.0 billion at February 28, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account or the par value of collateralized loan obligations. These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.4 billion (February 28, 2021) and $2.6 billion (November 30, 2020). We incubate certain strategies using our own capital during the institutional buildout phase before opening investments to outside capital. The net asset values include our seed capital of $1.5 billion (February 28, 2021) and $1.5 billion (November 30, 2020) plus amounts financed of $0.9 billion (February 28, 2021) and $1.1 billion (November 30, 2020). Revenues related to the investments made by us are presented in Investment return within the results of our Asset Management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $7.6 billion (February 28, 2021) and $6.9 billion (November 30, 2020). In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the majority of revenue related to these relationships will be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our Asset Management businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Third-party investments actively managed by our wholly-owned divisions were $0.8 billion (February 28, 2021) and $0.7 billion (November 30, 2020). We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our Asset Management businesses.
•Asset management activities within Jefferies Finance, our joint venture with Massachusetts Mutual Life Insurance Company, were $11.6 billion (February 28, 2021) and $10.8 billion (November 30, 2020), which represent the aggregate par value of CLOs managed by Jefferies Finance, including those consolidated by Jefferies Finance. Although our asset management business provides advice and support, including marketing and sales, to Jefferies Finance, our management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets reportable business segment. Those activities are therefore excluded from our Asset Management reportable business segment results. Revenues from our investment in Jefferies Finance are accounted for under the equity method and presented in Other revenues on the Consolidated Statement of Earnings.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended		% Change
	February 28, 2021	February 29, 2020
Compensation and benefits	$1,119,894	$635,230	76.3%
Non-compensation expenses:
Floor brokerage and clearing fees	76,580	60,580	26.4%
Technology and communications	104,341	89,184	17.0%
Occupancy and equipment rental	27,990	27,503	1.8%
Business development	17,981	29,957	(40.0)%
Professional services	44,288	44,665	(0.8)%
Underwriting costs	36,136	17,529	106.1%
Other	30,986	30,670	1.0%
Total non-compensation expenses	338,302	300,088	12.7%
Total non-interest expenses	$1,458,196	$935,318	55.9%
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.
•Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent vesting is contingent on future service. In addition, the senior executive awards contain market and performance conditions and the awards are amortized over their service periods.
•Compensation and benefits expense was $1.12 billion for the three months ended February 28, 2021, compared with $635.2 million for the three months ended February 29, 2020, increasing in line with the significant increase in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 52.6% for the three months ended February 28, 2021, compared with 54.3% for the three months ended February 29, 2020.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $42.1 million for the three months ended February 28, 2021, compared with $83.8 million for the three months ended February 29, 2020. The decrease is primarily a result of the accelerated amortization recognized in the year ended November 30, 2020 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Employee headcount was 3,984 at February 28, 2021, an increase of 162 employees from our headcount of 3,822 at February 29, 2020. Our headcount increased primarily in the Americas and Europe as a result of continued investment to support and drive the growth of our investment banking and equities businesses, as well as additions in corporate services to support our growth. The increase was partially offset by reductions in our asset management business due to the wind down of an asset management platform.
•Refer to Note 14, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses
Three Months Ended February 28, 2021
•Non-compensation expenses were $338.3 million for the three months ended February 28, 2021, an increase of $38.2 million, or 12.7%, compared with $300.1 million in the three months ended February 29, 2020.
•The modest absolute increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to record net revenues in equities and strong net revenues in fixed income resulting from an increase in trading volumes and growth in certain asset management funds and resultant trading activity. The increase was also due to higher Underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions and higher Technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs.
•Non-compensation expenses in the current year quarter also included our charitable donations of $7.7 million to approximately 130 charities around our planet that promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The prior year comparable quarter included our $2.4 million donation made to various charities in support of the Australian wildfire relief effort.
•The increase in non-compensation expenses was partially offset by meaningfully lower Business development expenses as business travel and events remained substantially curtailed due to COVID-19.
•Non-compensation expenses as a percentage of Net revenues was 15.9% and 25.6% for the three months ended February 28, 2021 and February 29, 2020, respectively, demonstrating the operating leverage inherent in our business.
Income Taxes
•For the three months ended February 28, 2021, the provision for income taxes was $177.3 million, equating to an effective tax rate of 26.4%. For the three months ended February 29, 2020, the provision for income taxes was $64.0 million, equating to an effective tax rate of 27.2%.
•The decrease in the effective tax rate for the three months ended February 28, 2021, as compared to the prior year comparable quarter, is primarily due to our substantially higher earnings before income taxes minimizing the impact of nondeductible expenses.
•Refer to Note 15, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.
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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.
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
Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 and Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
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
Goodwill
At February 28, 2021, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,650.6 million (3.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2020.
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
The carrying values of goodwill by reporting unit at February 28, 2021 are as follows: $567.5 million in Investment Banking, $161.2 million in Equities and Wealth Management, $921.5 million in Fixed Income and $0.4 million in Asset Management.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	February 28, 2021	November 30, 2020	% Change
Total assets	$51,386.4	$47,752.0	7.6%

Cash and cash equivalents	6,707.5	7,111.9	(5.7)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	615.1	604.3	1.8%

Financial instruments owned	18,570.9	17,686.1	5.0%
Financial instruments sold, not yet purchased	12,361.5	10,017.5	23.4%
Total Level 3 assets	364.9	379.1	(3.7)%

Securities borrowed	$7,150.7	$6,934.8	3.1%
Securities purchased under agreements to resell	6,680.3	5,096.8	31.1%
Total securities borrowed and securities purchased under agreements to resell	$13,831.0	$12,031.6	15.0%

Securities loaned	$2,519.1	$1,810.7	39.1%
Securities sold under agreements to repurchase	7,207.6	8,316.3	(13.3)%
Total securities loaned and securities sold under agreements to repurchase	$9,726.7	$10,127.0	(4.0)%
Total assets at February 28, 2021 and November 30, 2020 were $51.4 billion and $47.8 billion, respectively, an increase of 7.6%. During the three months ended February 28, 2021, average total assets were approximately 12.8% higher than total assets at February 28, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our total Financial instruments owned inventory was $18.6 billion at February 28, 2021, an increase of 5.0%, from $17.7 billion at November 30, 2020. During the three months ended February 28, 2021, our total Financial instruments owned inventory increased primarily due to an increase in loans and other receivables and corporate debt and equity securities, partially offset by decreases in government and federal agency obligations and municipal securities. Financial instruments sold, not yet purchased inventory was $12.4 billion at February 28, 2021, an increase of 23.4% from $10.0 billion at November 30, 2020, with the increase primarily driven by increases in sovereign obligations, corporate debt securities, loans and derivative contracts. Our overall net inventory position was $6.2 billion and $7.7 billion at February 28, 2021 and November 30, 2020, respectively, with the decrease primarily due to decreases in sovereign obligations, derivative contracts and government and federal agency securities, partially offset by an increase in corporate equity securities. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 2.0% and 2.1% at February 28, 2021 and November 30, 2020, respectively.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 15.0% from November 30, 2020 to February 28, 2021, due to increases in our matched book transactions and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 4.0% from November 30, 2020 to February 28, 2021, due to decrease in the firm financing of our inventory and an increase in the netting benefit for our collateralized financing transactions, partially offset by an increase in our matched book transactions. Our average month end balance of total reverse repos and stock borrows during the three months ended February 28, 2021 was 33.4% higher than the February 28, 2021 balance. Our average month end balance of total repos and stock loans during the three months ended February 28, 2021 was 61.3% higher than the February 28, 2021 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2021	Year Ended November 30, 2020
Securities Purchased Under Agreements to Resell:
Period end	$6,680	$5,097
Month end average	9,219	8,040
Maximum month end	12,321	12,061
Securities Sold Under Agreements to Repurchase:
Period end	$7,208	$8,316
Month end average	12,975	13,501
Maximum month end	19,207	18,979
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		February 28, 2021	November 30, 2020
Total assets		$51,386,411	$47,751,997

Total equity		$6,555,631	$6,366,132

Total Jefferies Group LLC member’s equity		$6,539,918	$6,348,743
Deduct:	Goodwill and intangible assets	(1,806,881)	(1,805,376)
Tangible Jefferies Group LLC member’s equity		$4,733,037	$4,543,367

Leverage ratio (1)		7.8	7.5
Tangible gross leverage ratio (2)		10.5	10.1
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding crisis, we seek to maintain surplus cash capital, which is reflected in the leverage ratios we maintain. Our total long-term capital of $13.2 billion at February 28, 2021 exceeded our cash capital requirements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2021, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2021	Average Balance Three Months ended February 28, 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,621,608	$2,960,754	$1,979,058
Money market investments (2)	5,085,874	3,402,188	5,132,871
Total cash and cash equivalents	6,707,482	6,362,942	7,111,929
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	990,510	1,174,837	1,180,410
Other (4)	416,377	430,080	312,511
Total other sources	1,406,887	1,604,917	1,492,921
Total cash and cash equivalents and other liquidity sources	$8,114,369	$7,967,859	$8,604,850
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.8%		18.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.4%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2021 and November 30, 2020, $5,071.0 million and $5,118.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million and $14.9 million at February 28, 2021 and November 30, 2020, respectively, are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended February 28, 2021 was $3,394.7 million.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2021, we had the ability to readily obtain repurchase financing for 67.0% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2021 and November 30, 2020 (in thousands):

	February 28, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,552,964	$386,688	$2,191,536	$238,129
Corporate debt securities	2,432,402	51,691	2,298,591	50,217
U.S. government, agency and municipal securities	2,787,053	58,802	3,336,361	110,586
Other sovereign obligations	2,415,981	952,038	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,718,972	—	1,652,743	—
Loans and other receivables	541,807	—	564,112	—
Total	$12,449,179	$1,449,219	$12,562,271	$1,500,204
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
Average liquid financial instruments were $23.0 billion for the three months ended February 28, 2021, and $16.3 billion and $21.5 billion for the three and twelve months ended November 30, 2020, respectively. Average unencumbered liquid financial instruments were $1.6 billion for the three months ended February 28, 2021, and $1.4 billion for both the three and twelve months ended November 30, 2020.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At February 28, 2021, approximately 62.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the three months ended February 28, 2021, an average of approximately 74.0% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at February 28, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes totaled $882.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $884.4 million for the three months ended February 28, 2021.
Our short-term borrowings include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At February 28, 2021, we were in compliance with all covenants under these facilities. Our facilities included within short-term borrowings at February 28, 2021 were as follows (in thousands):

Bank of New York Mellon Master Loan Agreement (1)	$300,000
JPMorgan Chase Bank, N.A. Credit Facility (2)	274,000
Royal Bank of Canada Credit Facility (3)	200,000
Bank of New York Mellon Credit Facility (4)	100,000
Total	$874,000
(1)Interest is generally based at spreads over the Federal Funds Rate as defined in this master loan agreement.
(2)Interest is based on an annual alternative base rate or an adjusted London Interbank Offered Rate (“LIBOR”), as defined in this credit facility agreement.
(3)Interest is based on a rate per annum equal to LIBOR plus an applicable margin of 2.05%.
(4)Interest is based on a rate per annum equal to the Federal Funds Rate plus 2%.
Our short-term borrowings at February 28, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $2.1 million.
In addition, the Bank of New York Mellon has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At February 28, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 28, 2021, the outstanding notes were $3.8 billion, bear interest at a spread over LIBOR and mature from March 2021 to January 2023.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Total Long-Term Capital
At February 28, 2021 and November 30, 2020, we had total long-term capital of $13.2 billion and $13.0 billion, respectively, resulting in a long-term debt to equity capital ratio of 1.02:1 and 1.05:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 28, 2021 and November 30, 2020 was as follows (in thousands):

	February 28, 2021	November 30, 2020
Long-Term Debt (1)	$6,681,815	$6,655,948
Total Equity	6,555,631	6,366,132
Total Long-Term Capital	$13,237,446	$13,022,080
(1)Long-term debt at February 28, 2021 excludes $189.9 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”) and $50.0 million of our secured bank loan. Long-term debt at November 30, 2020 excludes $189.7 million of our outstanding borrowings under our Revolving Credit Facility and $50.0 million of our secured bank loan.
Long-Term Debt
During the three months ended February 28, 2021, long-term debt increased $26.0 million, primarily due to approximately $54.1 million of structured notes issuances, net of retirements, and changes in instrument specific credit risk on structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At February 28, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at February 28, 2021 was $1,784.2 million.
We have a Revolving Credit Facility with a group of commercial banks. At February 28, 2021, borrowings under the Revolving Credit Facility amounted to $189.9 million. Interest is based on an annual alternative base rate or an adjusted LIBOR, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at February 28, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At February 28, 2021, we were in compliance with all covenants under the Loan and Security Agreement.
At February 28, 2021, our long-term debt, excluding the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 10.6 years.
For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our long-term debt ratings at March 15, 2021 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Positive
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable
(1)On March 15, 2021, Moody’s Investor Service (“Moody’s) affirmed our rating of Baa3 and revised our rating outlook from stable to positive.
At March 15, 2021, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a broker-dealer in the United Kingdom (“U.K.”)) are as follows:

	Jefferies LLC		Jefferies International Limited
	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa2	Positive	Baa2	Positive
Standard and Poor’s	BBB+	Stable	BBB+	Stable
(1)On March 15, 2021, Moody’s affirmed our ratings of Baa2 and revised our rating outlooks from stable to positive on Jefferies LLC and Jefferies International Limited.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $126.9 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2020, the $191.2 million increase to Total Jefferies Group LLC member’s equity at February 28, 2021 is primarily attributed to net earnings, partially offset by net distributions to Jefferies and changes in instrument specific credit risk on structured notes. During the three months ended February 28, 2021, we recognized gains due to foreign currency translation adjustments, net of tax, of $10.8 million the majority of which is due to our £940.5 million investment in our London subsidiaries at February 28, 2021. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
During the three months ended February 28, 2021, we paid distributions of $153.6 million to Jefferies, based on our results for the three months ended November 30, 2020. In addition, during the three months ended February 28, 2021 we received a contribution of $153.6 million from Jefferies and paid an additional distribution of $153.6 million to Jefferies. At February 28, 2021, we have accrued a distribution payable of $247.0 million, based on our results for the three months ended February 28, 2021.
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
At February 28, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,019,268	$1,902,913
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Developments
The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, our U.K. broker dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. We have taken steps to ensure our ability to provide services to our European clients without interruption by establishing a wholly-owned subsidiary in Germany (“Jefferies GmbH”), which is authorized and regulated in Germany by the Federal Financial Services Authority (“BaFin”). At January 1, 2021, all of our European clients have been migrated to Jefferies GmbH to conduct business across all of our European investment banking, fixed income and equity platforms. There were no client disruptions or settlement issues experienced after this migration.
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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 and Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 28, 2021, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Contractual Obligations
The table below provides information about our contractual obligations at February 28, 2021. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$10.6	$1,364.3	$70.6	$5,236.3	$6,681.8
Revolving credit facility (1)	189.9	—	—	—	—	189.9
Secured bank loan (1)	50.0	—	—	—	—	50.0
Interest payment obligations on long-term debt (2)	278.5	284.3	482.2	460.6	1,587.8	3,093.4
Total	$518.4	$294.9	$1,846.5	$531.2	$6,824.1	$10,015.1
(1)For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Amounts based on applicable interest rates at February 28, 2021.

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
For a discussion of liquidity and capital risk management, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.
Governance and Risk Management Structure and Risk Policy Framework
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2020.
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
There was a modest increase in our average daily VaR to $16.02 million for the three months ended February 28, 2021 from $14.92 million for the three months ended November 30, 2020. The increase was primarily driven by a lower diversification effect.
The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at February 28, 2021				VaR at November 30, 2020
		Daily VaR for the Three Months Ended February 28, 2021				Daily VaR for the Three Months Ended November 30, 2020
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$10.35	$8.58	$11.15	$5.83	$7.66	$8.71	$11.57	$6.09
Equity Prices	11.36	10.90	15.71	6.17	12.54	11.14	14.91	7.21
Currency Rates	0.31	0.19	0.31	0.11	0.16	0.13	0.41	0.03
Commodity Prices	0.72	0.42	0.75	0.16	0.44	0.39	0.56	0.28
Diversification Effect (2)	(6.61)	(4.07)	N/A	N/A	(2.04)	(5.45)	N/A	N/A
Firmwide	$16.13	$16.02	$22.91	$6.94	$18.76	$14.92	$22.78	$8.75
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2021, results of the evaluation at the aggregate level demonstrated one day when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below reflects our daily VaR over the last four quarters. The increases from August 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period of the pandemic. The recent lower trend from January to the end of February was driven by exposure reductions.
Daily Net Trading Revenue
There were nine days with trading losses out of a total of 60 trading days in the three months ended February 28, 2021. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2021 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$101,782
Private investments	15,012
Corporate debt securities in default	9,867
Trade claims	5,704
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at February 28, 2021, which is included in other comprehensive income.
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
Current counterparty credit exposures at February 28, 2021 and November 30, 2020 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
AAA Range	$—	$—	$0.7	$1.1	$—	$0.1	$0.7	$1.2	$5,085.9	$5,132.9	$5,086.6	$5,134.1
AA Range	45.1	45.2	97.7	111.7	40.5	9.8	183.3	166.7	4.6	7.8	187.9	174.5
A Range	0.4	0.2	487.1	542.2	294.0	147.2	781.5	689.6	1,601.2	1,967.9	2,382.7	2,657.5
BBB Range	250.1	250.5	122.7	110.2	13.3	18.1	386.1	378.8	14.4	2.2	400.5	381.0
BB or Lower	50.0	50.0	8.8	8.3	163.1	201.6	221.9	259.9	0.1	0.1	222.0	260.0
Unrated	161.0	142.0	—	—	0.3	0.2	161.3	142.2	1.3	1.0	162.6	143.2
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$54.0	$72.6	$21.1	$6.9	$90.1	$94.5	$242.2	$248.4	$332.3	$342.9
Europe	0.2	0.1	298.4	313.0	40.9	42.5	339.5	355.6	111.2	96.4	450.7	452.0
North America	491.4	472.8	364.6	387.9	449.2	327.6	1,305.2	1,188.3	6,354.1	6,767.1	7,659.3	7,955.4
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020	February 28, 2021	November 30, 2020
Asset Managers	$0.1	$0.2	$—	$—	$6.3	$—	$6.4	$0.2	$5,085.9	$5,132.9	$5,092.3	$5,133.1
Banks, Broker-dealers	250.5	250.7	521.4	558.6	332.5	178.8	1,104.4	988.1	1,621.6	1,979.0	2,726.0	2,967.1
Corporates	132.7	132.7	—	—	150.6	183.9	283.3	316.6	—	—	283.3	316.6
Other	123.3	104.3	195.6	214.9	21.8	14.3	340.7	333.5	—	—	340.7	333.5
Total	$506.6	$487.9	$717.0	$773.5	$511.2	$377.0	$1,734.8	$1,638.4	$6,707.5	$7,111.9	$8,442.3	$8,750.3
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at February 28, 2021 and November 30, 2020 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$498.8	$(225.1)	$(9.8)	$0.2	$44.4	$16.1	$75.2	$324.6	$399.8
France	417.0	(389.5)	144.6	—	134.0	14.8	—	320.9	320.9
Canada	367.8	(307.6)	(1.1)	—	14.9	231.6	2.0	305.6	307.6
Italy	1,324.1	(1,092.3)	34.9	—	12.1	0.1	1.4	278.9	280.3
Hong Kong	23.1	(9.1)	—	—	3.0	—	180.0	17.0	197.0
Japan	270.0	(245.0)	103.2	—	20.4	0.3	19.4	148.9	168.3
China	670.3	(431.2)	(117.3)	—	—	—	—	121.8	121.8
Germany	673.0	(386.2)	(258.1)	—	50.6	8.1	32.1	87.4	119.5
Switzerland	100.6	(63.3)	4.8	—	38.6	1.6	1.4	82.3	83.7
Israel	75.2	(16.7)	(2.1)	15.0	0.1	7.9	—	79.4	79.4
Total	$4,419.9	$(3,166.0)	$(100.9)	$15.2	$318.1	$280.5	$311.5	$1,766.8	$2,078.3

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0
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
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have restricted business travel, and have monitored the health and welfare of our employees and worked actively with many individuals diagnosed with COVID-19. We continue to execute our Business Continuity Planning plan and maintain a largely remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.
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
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020 filed with the SEC on January 29, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

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

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of February 28, 2021 and November 30, 2020; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2021 and February 29, 2020; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2021 and February 29, 2020; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2021 and February 29, 2020; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2021 and February 29, 2020 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 8, 2021	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)