Form 10-Q
period 2021-05-31
Jefferies Group LLC
filed 2021-07-09
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2021	November 30, 2020
ASSETS
Cash and cash equivalents (includes $34 and $468 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	$6,220,892	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	901,381	604,321
Financial instruments owned, at fair value (includes securities pledged of $13,000,756 and $13,065,585 at May 31, 2021 and November 30, 2020, respectively; and $0 and $5,238 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	19,411,677	17,686,052
Loans to and investments in related parties	1,102,091	1,000,730
Securities borrowed	6,720,683	6,934,762
Securities purchased under agreements to resell	6,917,225	5,096,769
Securities received as collateral, at fair value	—	7,517
Receivables:
Brokers, dealers and clearing organizations ($22,529 and $12,919 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	4,730,467	4,158,823
Customers	2,121,816	1,286,925
Fees, interest and other	458,032	397,630
Premises and equipment	858,531	847,127
Goodwill	1,651,725	1,646,933
Other assets ($195 and $131 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	1,076,553	972,479
Total assets	$52,171,073	$47,751,997
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $5,067 at fair value at May 31, 2021 and November 30, 2020, respectively)	$475,834	$764,715
Financial instruments sold, not yet purchased, at fair value ($0 and $2,466 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	11,957,633	10,017,522
Collateralized financings:
Securities loaned	2,277,423	1,810,748
Securities sold under agreements to repurchase	7,079,322	8,316,269
Other secured financings (includes $2,493 and $1,543 at fair value at May 31, 2021 and November 30, 2020, respectively; and $3,533,845 and $2,769,674 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	3,536,338	2,771,217
Obligation to return securities received as collateral, at fair value	—	7,517
Payables:
Brokers, dealers and clearing organizations	5,350,380	3,325,753
Customers (includes $267 and $0 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	4,190,813	4,251,556
Lease liabilities	550,234	561,249
Accrued expenses and other liabilities (includes $1,475 and $1,202 at May 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	2,673,452	2,663,639
Long-term debt (includes $1,819,975 and $1,712,245 at fair value at May 31, 2021 and November 30, 2020, respectively)	7,392,296	6,895,680
Total liabilities	45,483,725	41,385,865
EQUITY
Member’s paid-in capital	6,978,468	6,569,328
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(127,612)	(141,843)
Changes in instrument specific credit risk	(162,172)	(71,151)
Additional minimum pension liability	(7,914)	(8,104)
Available-for-sale securities	426	513
Total accumulated other comprehensive loss	(297,272)	(220,585)
Total Jefferies Group LLC member’s equity	6,681,196	6,348,743
Noncontrolling interests	6,152	17,389
Total equity	6,687,348	6,366,132
Total liabilities and equity	$52,171,073	$47,751,997
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues:
Commissions and other fees	$222,643	$243,267	$459,581	$422,802
Principal transactions	325,059	467,283	1,116,278	839,185
Investment banking	1,000,700	387,491	2,004,362	979,493
Asset management fees and revenues	14,567	4,576	51,950	16,296
Interest	206,958	211,941	425,979	506,609
Other	66,769	(47,275)	127,357	(17,546)
Total revenues	1,836,696	1,267,283	4,185,507	2,746,839
Interest expense	219,278	232,916	438,723	541,776
Net revenues	1,617,418	1,034,367	3,746,784	2,205,063
Non-interest expenses:
Compensation and benefits	789,836	571,547	1,909,730	1,206,777
Non-compensation expenses:
Floor brokerage and clearing fees	76,617	77,619	153,197	138,199
Technology and communications	107,962	95,594	212,303	184,778
Occupancy and equipment rental	32,839	24,395	60,829	51,898
Business development	27,023	8,359	45,004	38,316
Professional services	59,780	41,994	104,068	86,659
Underwriting costs	33,031	12,485	69,167	30,014
Other	61,031	29,506	92,017	60,176
Total non-compensation expenses	398,283	289,952	736,585	590,040
Total non-interest expenses	1,188,119	861,499	2,646,315	1,796,817
Earnings before income taxes	429,299	172,868	1,100,469	408,246
Income tax expense	110,846	43,972	288,151	107,985
Net earnings	318,453	128,896	812,318	300,261
Net loss attributable to noncontrolling interests	(363)	(1,842)	(566)	(3,866)
Net earnings attributable to Jefferies Group LLC	$318,816	$130,738	$812,884	$304,127
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net earnings	$318,453	$128,896	$812,318	$300,261
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	3,482	(28,526)	14,421	(37,522)
Changes in instrument specific credit risk (2)	(21,585)	148,738	(91,021)	171,734
Unrealized gains (losses) on available-for-sale securities	(27)	196	(87)	433
Total other comprehensive income (loss), net of tax (3)	(18,130)	120,408	(76,687)	134,645
Comprehensive income	300,323	249,304	735,631	434,906
Net losses attributable to noncontrolling interests	(363)	(1,842)	(566)	(3,866)
Comprehensive income attributable to Jefferies Group LLC	$300,686	$251,146	$736,197	$438,772

(1)The amounts include income tax expenses of approximately $1.3 million and $4.5 million during the three and six months ended May 31, 2021, respectively, and income tax benefits of $8.8 million and $11.9 million during the three and six months ended May 31, 2020, respectively.
(2)The amounts include income tax benefits of approximately $7.1 million and $29.4 million during the three and six months ended May 31, 2021, respectively, and income tax expenses of $50.7 million and $58.6 million during the three and six months ended May 31, 2020, respectively. The amounts during the three and six months ended May 31, 2021 also includes net losses of $2.7 million and $2.9 million, respectively, net of income tax benefits of $0.8 million and $0.9 million, respectively, related to changes in instrument specific credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings. The amounts during the three and six months ended May 31, 2020 includes net losses of $1.7 million and $2.0 million, respectively, net of income tax benefits of $0.4 million and $0.5 million, respectively, related to changes in instrument specific credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Member’s paid-in capital:
Balance, beginning of period	$6,819,060	$6,503,066	$6,569,328	$6,329,677
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	2,698	—
Net earnings attributable to Jefferies Group LLC	318,816	130,738	812,884	304,127
Contribution from Jefferies Financial Group Inc.	—	—	153,557	—
Distributions to Jefferies Financial Group Inc.	(159,408)	(152,064)	(559,999)	(152,064)
Balance, end of period	$6,978,468	$6,481,740	$6,978,468	$6,481,740
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(279,142)	$(189,968)	$(220,585)	$(204,205)
Currency translation and other adjustments	3,482	(28,526)	14,421	(37,522)
Changes in instrument specific credit risk	(21,585)	148,738	(91,021)	171,734
Unrealized gains (losses) on available-for-sale securities	(27)	196	(87)	433
Balance, end of period	$(297,272)	$(69,560)	$(297,272)	$(69,560)
Total Jefferies Group LLC member’s equity	$6,681,196	$6,412,180	$6,681,196	$6,412,180
Noncontrolling interests:
Balance, beginning of period	$15,713	$19,351	$17,389	$4,275
Net losses attributable to noncontrolling interests	(363)	(1,842)	(566)	(3,866)
Contributions	2,595	305	2,595	17,405
Distributions	(11,793)	(216)	(13,266)	(216)
Balance, end of period	$6,152	$17,598	$6,152	$17,598
Total equity	$6,687,348	$6,429,778	$6,687,348	$6,429,778

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$812,318	$300,261
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	38,288	31,056
Goodwill impairment	400	3,000
Bad debt expense	39,785	3,703
(Income) loss on loans to and investments in related parties	(121,418)	26,186
Distributions received on investments in related parties	—	35,949
Other adjustments	(76,260)	152,364
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	(23,788)	(61,212)
Receivables:
Brokers, dealers and clearing organizations	(605,719)	(1,224,951)
Customers	(834,887)	413,489
Fees, interest and other	(50,368)	(13,663)
Securities borrowed	219,788	1,142,449
Financial instruments owned	(1,706,903)	(1,862,147)
Securities purchased under agreements to resell	(1,811,829)	(14,988)
Other assets	(82,185)	(238,505)
Payables:
Brokers, dealers and clearing organizations	2,018,934	471,213
Customers	(60,744)	(153,116)
Securities loaned	461,500	438,246
Financial instruments sold, not yet purchased	1,923,703	(809,925)
Securities sold under agreements to repurchase	(1,244,181)	1,159,948
Lease liabilities	(24,242)	(27,757)
Accrued expenses and other liabilities	(25,350)	294,139
Net cash provided by (used in) operating activities	(1,153,158)	65,739
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(1,984,863)	(1,334,785)
Capital distributions from investments and repayments of loans from related parties	2,004,357	1,307,239
Net payments on premises and equipment	(40,858)	(66,953)
Transfer of net assets from Jefferies Financial Group Inc.	(2,173)	—
Net cash used in investing activities	(23,537)	(94,499)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2021	2020
Cash flows from financing activities:
Proceeds from short-term borrowings	567,000	1,226,800
Payments on short-term borrowings	(905,090)	(1,114,871)
Proceeds from issuance of long-term debt, net of issuance costs	535,569	440,951
Repayment of long-term debt	(46,350)	(647,489)
Contributions from Jefferies Financial Group Inc.	153,557	—
Distributions to Jefferies Financial Group Inc.	(554,148)	(12,580)
Net proceeds from (payments on) other secured financings	765,121	(369,685)
Net change in bank overdrafts	49,187	(3,126)
Proceeds from contributions of noncontrolling interests	2,595	17,405
Payments on distributions to noncontrolling interests	(13,266)	(216)
Net cash provided by (used in) financing activities	554,175	(462,811)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,755	(13,547)
Net decrease in cash, cash equivalents and restricted cash	(617,765)	(505,118)
Cash, cash equivalents and restricted cash at beginning of period	7,682,013	6,329,712
Cash, cash equivalents and restricted cash at end of period	$7,064,248	$5,824,594

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$406,539	$543,337
Income taxes, net	330,002	37,449
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2021	November 30, 2020
Cash and cash equivalents	$6,220,892	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	843,356	570,084
Total cash, cash equivalents and restricted cash	$7,064,248	$7,682,013
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated investment banking and securities firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC, Jefferies International Limited, Jefferies GmbH, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc., Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.
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
During the six months ended May 31, 2021, there were no significant changes made to the Company’s significant accounting policies.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Credit Losses on Financial Assets Measured at Amortized Cost
Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of our secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets. During the three and six months ended May 31, 2021, we incurred bad debt expense of $39.0 million related to our prime brokerage business.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $900.2 million and $956.0 million at May 31, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,816,012	$125,957	$71,724	$—	$3,013,693
Corporate debt securities	—	3,735,133	7,985	—	3,743,118
Collateralized debt obligations and collateralized loan obligations	—	186,271	26,466	—	212,737
U.S. government and federal agency securities	3,505,313	167,456	—	—	3,672,769
Municipal securities	—	363,812	—	—	363,812
Sovereign obligations	1,203,666	1,110,548	—	—	2,314,214
Residential mortgage-backed securities	—	811,879	6,033	—	817,912
Commercial mortgage-backed securities	—	572,370	1,176	—	573,546
Other asset-backed securities	—	393,495	70,555	—	464,050
Loans and other receivables	—	2,768,540	119,550	—	2,888,090
Derivatives	2,793	2,888,792	55,394	(2,546,358)	400,621
Investments at fair value	—	6,518	40,385	—	46,903
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,527,784	$13,130,771	$399,268	$(2,546,358)	$18,511,465

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,313,048	$3,660	$4,462	$—	$2,321,170
Corporate debt securities	—	2,053,152	927	—	2,054,079
U.S. government and federal agency securities	2,155,547	—	—	—	2,155,547
Sovereign obligations	1,062,934	1,149,771	—	—	2,212,705
Commercial mortgage-backed securities	—	—	35	—	35
Loans	—	2,325,115	20,389	—	2,345,504
Derivatives	1,049	3,601,531	282,452	(3,016,439)	868,593
Total financial instruments sold, not yet purchased	$5,532,578	$9,133,229	$308,265	$(3,016,439)	$11,957,633
Other secured financings	$—	$—	$2,493	$—	$2,493
Long-term debt	$—	$1,024,877	$795,098	$—	$1,819,975
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$363,945	$—
Equity Funds (3)	28,376	11,043
Commodity Funds (4)	23,311	—
Multi-asset Funds (5)	406,405	—
Other Funds (6)	78,175	21,750
Total	$900,212	$32,793

	November 30, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	23,821	11,242
Commodity Funds (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$955,984	$16,242
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At both May 31, 2021 and November 30, 2020, approximately 94% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At both May 31, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in the energy, technology, internet service and telecommunication service industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to seven years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2021 and November 30, 2020, investments representing approximately 80% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
(6)This category includes investments in fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. This category also includes investments in a fund that invests in distressed and special situations long and short credit strategies across sectors and asset types. Investments in this category are redeemable quarterly with 90 days prior written notice.
Other Secured Financings
Other secured financings that are accounted for at fair value are classified within Level 3 of the fair value hierarchy. Fair value is based on estimates of future cash flows incorporating assumptions regarding recovery rates.
Securities Received as Collateral / Obligations to Return Securities Received as Collateral
In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within the corresponding leveling guidance above and is specific for each asset type. These financial instruments are typically categorized within Level 1 of the fair value hierarchy.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2021 (in thousands):

	Three Months Ended May 31, 2021
	Balance at February 28, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2021	For instruments still held at May 31, 2021 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$83,278	$12,057	$448	$(24,561)	$—	$—	$502	$71,724	$(911)	$—
Corporate debt securities	6,811	1,292	4,116	(5,870)	(132)	—	1,768	7,985	963	—
CDOs and CLOs	25,894	6,557	4,287	(29,324)	(1,072)	—	20,124	26,466	2,888	—
RMBS	21,692	205	—	—	(612)	—	(15,252)	6,033	(36)	—
CMBS	2,671	201	—	—	(1,696)	—	—	1,176	(824)	—
Other ABS	60,594	3,575	12,835	(1,099)	(14,408)	—	9,058	70,555	819	—
Loans and other receivables	79,055	1,981	26,948	(8,070)	(156)	—	19,792	119,550	(127)	—
Investments at fair value	45,472	(4,037)	133	—	(1,183)	—	—	40,385	(4,037)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,443	$42	$(23)	$—	$—	$—	$—	$4,462	$(40)	$—
Corporate debt securities	1,571	(22)	(665)	27	—	—	16	927	(38)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	14,916	(7)	(637)	6,330	44	—	(257)	20,389	(167)	—
Net derivatives (2)	305,506	(8,965)	(36)	33,715	593	—	(103,755)	227,058	8,372	—
Other secured financings	2,168	—	—	—	—	325	—	2,493	—	—
Long-term debt	723,115	15,986	—	—	—	28,565	27,432	795,098	3,057	(19,043)
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2021
During the three months ended May 31, 2021, transfers of assets of $57.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $20.9 million, CDOs and CLOs of $20.1 million and Other ABS of $13.5 million due to reduced pricing transparency.
During the three months ended May 31, 2021, transfers of assets of $21.8 million from Level 3 to Level 2 are primarily attributed to:
•RMBS of $15.3 million and Other ABS of $4.4 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended May 31, 2021, transfers of liabilities of $78.1 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $50.5 million and structured notes within Long-term debt of $27.4 million due to reduced pricing and market transparency.
During the three months ended May 31, 2021, transfers of liabilities of $154.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $154.2 million due to greater pricing transparency.
Net gains on Level 3 assets were $21.8 million and net losses on Level 3 liabilities were $7.0 million for the three months ended May 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs and Other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt, partially offset by decreases in certain derivatives.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2021 (in thousands):

	Six Months Ended May 31, 2021
	Balance at November 30, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2021	For instruments still held at May 31, 2021 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$14,329	$8,288	$(37,297)	$—	$—	$10,607	$71,724	$(653)	$—
Corporate debt securities	23,146	2,466	4,370	(5,960)	(132)	—	(15,905)	7,985	1,492	—
CDOs and CLOs	10,513	9,695	16,510	(27,251)	(1,142)	—	18,141	26,466	6,808	—
RMBS	21,826	33	799	(784)	(1,126)	—	(14,715)	6,033	88	—
CMBS	2,003	158	1,119	(393)	(1,696)	—	(15)	1,176	(740)	—
Other ABS	79,995	6,373	34,476	(27,647)	(26,465)	—	3,823	70,555	1,158	—
Loans and other receivables	77,042	4,312	37,431	(50,556)	(273)	—	51,594	119,550	878	—
Investments at fair value	67,108	(2,098)	133	(23,575)	(1,183)	—	—	40,385	(3,989)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$64	$(23)	$—	$—	$—	$(13)	$4,462	$(62)	$—
Corporate debt securities	141	1,349	(563)	—	—	—	—	927	(414)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	16,635	1,441	(6,872)	8,817	—	—	368	20,389	(884)	—
Net derivatives (2)	26,017	16,813	(82)	66,304	506	—	117,500	227,058	(17,358)	—
Other secured financings	1,543	—	—	—	—	950	—	2,493	—	—
Long-term debt	676,028	41,064	—	—	—	50,295	27,711	795,098	20,565	(61,629)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2021
During the six months ended May 31, 2021, transfers of assets of $99.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $58.3 million, CDOs and CLOs of $18.2 million, Corporate equity securities of $11.0 million and Other ABS of $10.5 million due to reduced pricing transparency.
During the six months ended May 31, 2021, transfers of assets of $46.1 million from Level 3 to Level 2 are primarily attributed to:
•Corporate debt securities of $17.5 million, RMBS of $14.7 million, Other ABS of $6.7 million and Loans and other receivables of $6.7 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2021, transfers of liabilities of $162.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $134.8 million and structured notes within Long-term debt of $27.7 million due to reduced pricing and market transparency.
During the six months ended May 31, 2021, transfers of liabilities of $17.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $17.3 million due to greater pricing transparency.
Net gains on Level 3 assets were $35.3 million and net losses on Level 3 liabilities were $60.7 million for the six months ended May 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs, Other ABS, Loans and other receivables and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt and certain derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2020 (in thousands):

	Three Months Ended May 31, 2020
	Balance at February 29, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2020	For instruments still held at May 31, 2020, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$103,643	$(5,319)	$36	$(68)	$—	$—	$(22,192)	$76,100	$(5,220)	$—
Corporate debt securities	25,090	(1,480)	328	(365)	(1)	—	1,606	25,178	(1,464)	—
CDOs and CLOs	20,952	(12,879)	—	(8,471)	(1,673)	—	25,210	23,139	(16,031)	—
RMBS	16,970	(1,773)	1,380	—	(7)	—	5,769	22,339	(1,733)	—
CMBS	4,264	53	—	—	—	—	144	4,461	53	—
Other ABS	41,903	(2,380)	11,038	—	(8,490)	—	43,991	86,062	(5,087)	—
Loans and other receivables	54,321	(4,891)	45,984	(46,939)	(128)	—	20,082	68,429	(4,847)	—
Investments at fair value	55,270	(10,805)	400	(91)	—	—	19,185	63,959	(10,805)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,275	$(60)	$—	$—	$—	$—	$(25)	$4,190	$60	$—
Corporate debt securities	767	(23)	(20)	—	—	—	(561)	163	—	—
CMBS	35	—	—	105	—	—	—	140	—	—
Loans	7,859	1,015	(2,785)	3,290	—	—	1,295	10,674	(1,015)	—
Net derivatives (2)	110,843	(32,744)	(10,810)	33,196	(603)	—	(54,751)	45,131	32,259	—
Long-term debt	543,463	(92,480)	—	—	—	66,916	(20,859)	497,040	664	91,816
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
•Other ABS of $44.5 million, CDOs and CLOs of $29.6 million, Loans and other receivables of $20.7 million and Investment at fair value of $19.2 million due to reduced pricing transparency.
During the three months ended May 31, 2020, transfers of assets of $33.7 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $26.2 million and CDOs and CLOs of $4.4 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended May 31, 2020, transfers of liabilities of $23.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $11.4 million and structured notes within Long-term debt of $11.1 million due to reduced market and pricing transparency.
During the three months ended May 31, 2020, transfers of liabilities of $98.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $66.1 million and structured notes within Long-term debt of $31.9 million due to greater market transparency.
Net losses on Level 3 assets were $39.5 million and net gains on Level 3 liabilities were $124.3 million for the three months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across CDOs and CLOs, Investments at fair value, Corporate equity securities and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes within Long-term debt and market values across certain derivatives.

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
•Corporate equity securities of $37.0 million, Loans and other receivables of $33.5 million, Other ABS of $31.1 million, CDOs and CLOs of $22.9 million and Corporate debt securities of $18.3 million due to reduced pricing transparency.
During the six months ended May 31, 2020, transfers of assets of $14.6 million from Level 3 to Level 2 are primarily attributed to:
•Corporate equity securities of $7.3 million and Loans and other receivables of $4.0 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2020, transfers of liabilities of $37.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $26.2 million and Loans and other receivables of $10.8 million due to reduced pricing transparency.
During the six months ended May 31, 2020, transfers of liabilities of $98.5 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $57.3 million and net derivatives of $40.2 million due to greater pricing transparency.
Net losses on Level 3 assets were $69.8 million and net gains on Level 3 liabilities were $144.7 million for the six months ended May 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, CDOs and CLOs, Corporate equity securities and Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of certain structured notes within Long-term debt and market values across certain derivatives.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2021 and November 30, 2020
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2021
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$71,724
Non-exchange traded securities		Market approach	Price	$1	-	$213	$89
			Transaction level	$1			—
			EBITDA multiple	7.4			—
Corporate debt securities	$7,985	Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$26,466	Discounted cash flows	Constant prepayment rate	2%	-	20%	19%
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	55%	27%
			Discount rate/yield	6%	-	37%	19%
		Market approach	Transaction level	$100			—
RMBS	$6,033	Discounted cash flows	Discount rate/yield	3%			—
			Cumulative loss rate	2%			—
			Duration (years)	2.4			—
Other ABS	$70,555	Discounted cash flows	Discount rate/yield	3%	-	13%	10%
			Cumulative loss rate	8%	-	79%	16%
			Duration (years)	0.7	-	2.3	1.5
		Market approach	Price	$100			—
Loans and other receivables	$119,550	Market approach	Price	$31	-	$101	$72
			Transaction level	$98			—
		Scenario analysis	Estimated recovery percentage	0%	-	100%	52%
Derivatives	$54,085
Equity options		Volatility benchmarking	Volatility	41%	-	88%	54%
Interest rate swaps		Market approach	Basis points upfront	1.0	-	10.7	5.0
Investments at fair value	$40,385
Private equity securities		Market approach	Price	$5	-	$169	$58
		Scenario analysis	Estimated recovery percentage	11%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,462
Non-exchange traded securities		Market approach	Price	$1			—
Corporate debt securities	$927	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$20,389	Market approach	Price	$31	-	$92	$46
		Scenario analysis	Estimated recovery percentage	5%	-	87%	37%
Derivatives	$282,452
Equity options		Volatility benchmarking	Volatility	26%	-	61%	45%
Loans total return swaps		Market approach	Price	$0.2			—
Interest rate swaps		Market approach	Basis points upfront	1.0	-	19.5	7.5
Other secured financings	$2,493	Scenario analysis	Estimated recovery percentage	19%	-	100%	66%
Long-term debt
Structured notes	$795,098	Market approach	Price	$88	-	$110	$103
			Price	€82	-	€111	€102

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

November 30, 2020
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	-	$213	$86
			EBITDA multiple	4.0	-	8.0	5.7
Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$10,513	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	30%	26%
			Discount rate/yield	14%	-	28%	20%
RMBS	$21,826	Discounted cash flows	Cumulative loss rate	2%	-	3%	3%
			Loss severity	35%	-	50%	36%
			Duration (years)	2.0	-	12.9	5.1
			Discount rate/yield	3%	-	12%	4%
Other ABS	$67,816	Discounted cash flows	Cumulative loss rate	1%	-	28%	11%
			Loss severity	50%	-	85%	54%
			Duration (years)	0.2	-	2.1	1.3
			Discount rate/yield	1%	-	16%	9%
		Market approach	Price	$100			—
Loans and other receivables	$76,046	Market approach	Price	$31	-	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	-	100%	52%
Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	4.8
Investments at fair value	$67,108
Private equity securities		Market approach	Price	$1	-	$169	$34
		Scenario analysis	Estimated recovery percentage	17%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,434
Non-exchange-traded securities		Market approach	Price	$1			—
Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$16,635	Market approach	Price	$31	-	$99	$55
Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	-	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	5.4
Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	-	55%	45%
Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	-	€113	€99
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2021 and November 30, 2020, asset exclusions consisted of $2.5 million and $17.3 million, respectively, primarily comprised of other ABS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2020, liability exclusions consisted of $0.8 million primarily comprised of certain derivatives and CMBS.

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
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities and corporate debt securities, other ABS, loans and other receivables, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the transaction level of non-exchange-traded securities, CDOs and CLOs and loans and other receivables would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, corporate debt securities, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
•CDOs and CLOs, RMBS and other ABS using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowings and Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Financial instruments owned:
Loans and other receivables	$15,520	$(13,926)	$23,259	$(10,830)
Financial instruments sold, not yet purchased:
Loans	$(363)	$127	$(363)	$127
Loan commitments	—	1,750	—	1,089
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$35	$—	$91
Other changes in fair value (2)	—	(644)	—	(881)
Long-term debt:
Changes in instrument specific credit risk (1)	$(32,247)	$197,737	$(122,898)	$227,169
Other changes in fair value (2)	6,846	(30,982)	86,113	(68,624)
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
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, short-term borrowings, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	May 31, 2021	November 30, 2020
Financial instruments owned:
Loans and other receivables (1)	$5,809,031	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	135,054	287,889
Long-term debt and short-term borrowings	(75,025)	(42,819)
Other secured financings	2,782	2,782
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $36.5 million and $30.0 million at May 31, 2021 and November 30, 2020, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $67.4 million and $69.7 million at May 31, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $26.2 million and $3.8 million at May 31, 2021 and November 30, 2020, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $58.0 million and $34.2 million at May 31, 2021 and November 30, 2020, respectively.

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
The following tables present the fair value and related number of derivative contracts at May 31, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2021 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$46,580	1	$38,941	1
Foreign exchange contracts:
Bilateral OTC	—	—	45,157	11
Total derivatives designated as accounting hedges	46,580		84,098

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,232	27,499	829	54,731
Cleared OTC	6,335	4,288	29,428	4,217
Bilateral OTC	469,243	1,424	340,671	992
Foreign exchange contracts:
Bilateral OTC	686,254	16,056	666,153	15,946
Equity contracts:
Exchange-traded	1,397,909	1,190,684	1,452,191	1,118,612
Bilateral OTC	327,272	2,703	1,293,010	2,554
Commodity contracts:
Exchange-traded	259	2,455	40	2,253
Bilateral OTC	—	1	—	—
Credit contracts:
Cleared OTC	7,664	21	12,556	42
Bilateral OTC	3,231	13	6,056	12
Total derivatives not designated as accounting hedges	2,900,399		3,800,934
Total gross derivative assets/ liabilities:
Exchange-traded	1,400,400		1,453,060
Cleared OTC	60,579		80,925
Bilateral OTC	1,486,000		2,351,047
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,391,808)		(1,391,808)
Cleared OTC	(60,157)		(64,519)
Bilateral OTC	(1,094,393)		(1,560,112)
Net amounts per Consolidated Statements of Financial Condition (4)	$400,621		$868,593
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2021	2020	2021	2020
Interest rate swaps	$(1,671)	$22,004	$(45,462)	$46,469
Long-term debt	5,215	(22,306)	52,026	(47,173)
Total	$3,544	$(302)	$6,564	$(704)
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2021	2020	2021	2020
Foreign exchange contracts	$(21,906)	$—	$(63,406)	$—
Total	$(21,906)	$—	$(63,406)	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2021	2020	2021	2020
Interest rate contracts	$21,364	$(4,079)	$(20,760)	$(5,168)
Foreign exchange contracts	24,243	2,053	71,273	(847)
Equity contracts	(3,315)	9,147	(93,012)	146,035
Commodity contracts	1,754	5,291	2,563	(781)
Credit contracts	(2,864)	12,554	(2,043)	14,384
Total	$41,182	$24,966	$(41,979)	$153,623
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$51,619	$2,347	$17,573	$(18,453)	$53,086
Credit default swaps	—	666	3,369	(1)	4,034
Total return swaps	83,513	14,032	—	(3,120)	94,425
Foreign currency forwards, swaps and options	97,410	4,454	—	(1,262)	100,602
Fixed income forwards	17,702	—	—	—	17,702
Interest rate swaps, options and forwards	53,624	124,028	145,490	(39,642)	283,500
Total	$303,868	$145,527	$166,432	$(62,478)	553,349
Cross product counterparty netting					(12,172)
Total OTC derivative assets included in Financial instruments owned					$541,177
(1)At May 31, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $18.3 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2021, cash collateral received was $158.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$14,879	$523,306	$161,290	$(18,453)	$681,022
Credit default swaps	17	2,607	7,101	(1)	9,724
Total return swaps	123,588	308,799	1,243	(3,120)	430,510
Foreign currency forwards, swaps and options	127,194	2,222	—	(1,262)	128,154
Fixed income forwards	19,941	—	—	—	19,941
Interest rate swaps, options and forwards	29,813	53,418	132,556	(39,642)	176,145
Total	$315,432	$890,352	$302,190	$(62,478)	1,445,496
Cross product counterparty netting					(12,172)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,433,324
(1)At May 31, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $64.2 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2021, cash collateral pledged was $628.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2021 (in thousands):

Counterparty credit quality (1):
A- or higher	$127,260
BBB- to BBB+	33,398
BB+ or lower	192,047
Unrated	188,472
Total	$541,177
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$163.2	$70.0	$—	$233.2
Single name credit default swaps	81.8	6.2	0.2	88.2

	November 30, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	May 31, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$508.2	$284.6
Collateral posted	(209.9)	(129.8)
Collateral received	155.7	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	454.0	296.2
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2021
	Securities Lending Arrangements	Repurchase Agreements	Total
Collateral Pledged:
Corporate equity securities	$1,845,840	$157,948	$2,003,788
Corporate debt securities	401,275	2,370,242	2,771,517
Mortgage-backed and asset-backed securities	—	1,293,794	1,293,794
U.S. government and federal agency securities	18,562	10,035,319	10,053,881
Municipal securities	—	289,739	289,739
Sovereign obligations	11,746	2,180,790	2,192,536
Loans and other receivables	—	955,107	955,107
Total	$2,277,423	$17,282,939	$19,560,362

	November 30, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received As Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	May 31, 2021
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$861,554	$—	$598,203	$817,666	$2,277,423
Repurchase agreements	8,251,453	2,894,885	2,811,683	3,324,918	17,282,939
Total	$9,113,007	$2,894,885	$3,409,886	$4,142,584	$19,560,362

	November 30, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $33.0 billion and $25.9 billion, respectively. At May 31, 2021 and November 30, 2020, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2021
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,720,683	$—	$6,720,683	$(493,650)	$(2,083,503)	$4,143,530
Reverse repurchase agreements	17,120,842	(10,203,617)	6,917,225	(618,350)	(6,259,927)	38,948
Liabilities:
Securities lending arrangements	$2,277,423	$—	$2,277,423	$(493,650)	$(1,718,328)	$65,445
Repurchase agreements	17,282,939	(10,203,617)	7,079,322	(618,350)	(5,933,921)	527,051

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
(3)Amounts include $4,032.0 million of securities borrowing arrangements, for which we have received securities collateral of $3,904.7 million, and $520.0 million of repurchase agreements, for which we have pledged securities collateral of $533.6 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $901.4 million and $604.3 million at May 31, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Transferred assets	$3,146.5	$1,475.8	$6,730.0	$3,810.4
Proceeds on new securitizations	3,146.5	1,475.7	6,729.6	3,810.4
Cash flows received on retained interests	5.1	7.2	11.1	11.7
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2021 and November 30, 2020.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$447.8	$6.2	$562.5	$7.8
U.S. government agency CMBS	2,224.0	114.5	2,461.2	205.2
CLOs	3,702.0	91.9	3,345.5	39.5
Consumer and other loans	1,693.3	95.1	1,290.6	56.6
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2021 and November 30, 2020 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned (2)	—	0.2	—	5.2
Securities purchased under agreements to resell (3)	3,535.2	—	2,908.9	—
Receivable from brokers	—	22.5	—	12.9
Other assets	—	0.2	—	0.1
Total assets	$3,535.2	$24.1	$2,908.9	$19.4
Financial instruments sold, not yet purchased	$—	$—	$—	$2.5
Other secured financings (4)	3,533.8	—	2,907.8	—
Payables to customers	—	0.3	—	—
Other liabilities (5)	1.4	0.5	1.1	0.4
Total liabilities	$3,535.2	$0.8	$2,908.9	$2.9
(1)Approximately $1.2 million and $0.7 million of the cash amounts at May 31, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Approximately $0.2 million of financial instruments owned at May 31, 2021, are with related consolidated entities, which are eliminated in consolidation.
(3)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(4)Approximately $138.2 million of the other secured financings at November 30, 2020, are with related consolidated entities, which are eliminated in consolidation.
(5)Approximately $0.3 million of the other liabilities amounts at both May 31, 2021 and November 30, 2020 represent intercompany payables with related consolidated entities, which are eliminated in consolidation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$145.3	$2.4	$1,089.7	$6,684.9
Asset-backed vehicles	265.6	—	421.2	2,584.6
Related party private equity vehicles	23.7	—	34.6	67.2
Other investment vehicles	796.3	—	797.5	11,490.3
Total	$1,230.9	$2.4	$2,343.0	$20,827.0

	November 30, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	739.7	—	740.9	12,570.2
Total	$1,071.0	$0.2	$1,790.8	$21,935.0
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.1 million and $122.0 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $23.7 million and $19.0 million at May 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2021 and November 30, 2020, we had equity commitments to invest $662.3 million and $749.3 million, respectively, in various other investment vehicles, of which $661.1 million and $748.1 million was funded, respectively. The carrying value of our equity investments was $796.3 million and $739.7 million at May 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At May 31, 2021 and November 30, 2020, we held $1,418.2 million and $1,571.6 million of agency mortgage-backed securities, respectively, and $239.2 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At May 31, 2021, we had investments in Jefferies Finance LLC (“Jefferies Finance”) and Berkadia. Our investments in Jefferies Finance and Berkadia have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. The Leveraged Finance Arrangement business line participates in transactions typically ranging from $250.0 million to $1.5 billion for borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. The Portfolio & Asset Management business line, collectively referred to as Jefferies Credit Partners, is a private credit platform that manages more than $10.0 billion of proprietary and third party capital invested across commingled funds, separately managed accounts and CLOs.
At May 31, 2021, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. At May 31, 2021, we had funded $676.8 million of our $750.0 million commitment, leaving $73.2 million unfunded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2021. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party. At May 31, 2021, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Interest income	$1.1	$1.4	$1.4	$2.2
Unfunded commitment fees	0.2	0.1	0.5	0.4
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2021	November 30, 2020
Our total equity balance	$676.8	$604.6

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net earnings (loss)	$83.3	$(99.2)	$144.6	$(78.5)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Origination and syndication fee revenues (1)	$145.4	$43.8	$215.7	$81.5
Origination fee expenses (1)	20.5	3.0	32.8	8.6
CLO placement fee revenues (2)	1.3	—	3.7	0.4
Underwriting fees (3)	—	—	0.5	0.3
Service fees (4)	14.0	10.7	45.5	35.9
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2021 and November 30, 2020, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $31.6 million and $24.2 million at May 31, 2021 and November 30, 2020, respectively. At May 31, 2021, Payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, was $1.8 million. At November 30, 2020, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, was $13.7 million.
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
The following is a summary of selected financial information for Berkadia (in millions):

	May 31, 2021	November 30, 2020
Our total equity balance	$361.3	$301.2

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net earnings	$68.1	$—	$134.8	$48.7
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Distributions	$0.2	$0.4	$0.5	$36.6
At May 31, 2021 and November 30, 2020, we had commitments to purchase $544.1 million and $401.0 million, respectively, of agency CMBS from Berkadia.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $22.1 million and $17.4 million at May 31, 2021 and November 30, 2020, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net gains (losses) from our investments in JCP Fund V	$5.0	$(7.0)	$4.5	$(5.5)
At both May 31, 2021 and November 30, 2020, we were committed to invest equity of up to $85.0 million in JCP Fund V. At May 31, 2021 and November 30, 2020, our unfunded commitment relating to JCP Fund V was $8.9 million and $9.1 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at May 31, 2021 of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Net increase (decrease) in net assets resulting from operations (1)	$14,315	$(1,024)	$(19,893)	$(1,397)
(1)Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2021 and 2020 is included based on the presented periods.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	May 31, 2021	November 30, 2020
Investment Banking and Capital Markets	$1,651,725	$1,646,523
Asset Management	—	410
Total goodwill	$1,651,725	$1,646,933
The following table is a summary of the changes to goodwill for the six months ended May 31, 2021 (in thousands):

Balance at November 30, 2020	$1,646,933
Currency translation and other adjustments	5,192
Impairment losses	(400)
Balance at May 31, 2021	$1,651,725

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2021 and November 30, 2020 (dollars in thousands):

	May 31, 2021			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,839	$(80,462)	$46,377	9.2
Trade name	129,929	(30,682)	99,247	26.8
Exchange and clearing organization membership interests and registrations	7,928	—	7,928	N/A
Total	$264,696	$(111,144)	$153,552

	November 30, 2020			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,080	$(75,776)	$50,304	9.4
Trade name	128,840	(28,585)	100,255	27.3
Exchange and clearing organization membership interests and registrations	7,884	—	7,884	N/A
Total	$262,804	$(104,361)	$158,443
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $6.0 million for the three and six months ended May 31, 2021, respectively, and $3.3 million and $6.3 million for the three and six months ended May 31, 2020, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2021	$6,091
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258

Note 11. Short-Term Borrowings
Short-term borrowings at May 31, 2021 and November 30, 2020 mature in one year or less and include the following (in thousands):

	May 31, 2021	November 30, 2020
Bank loans (1)	$469,034	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$475,834	$764,715
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)See Note 4, Fair Value Disclosures, for further information on these notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At May 31, 2021, the weighted average interest rate on short-term borrowings outstanding is 1.49% per annum.
Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At May 31, 2021, we were in compliance with all covenants under these facilities. Our facilities are with a bank and are included within bank loans at May 31, 2021 and November 30, 2020 were $413.0 million and $746.0 million, respectively. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.
In addition, a bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At May 31, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2021	November 30, 2020
Unsecured long-term debt:
2.250% Euro Medium Term Notes	July 13, 2022	—%	$—	$4,638
5.125% Senior Notes	January 20, 2023	4.47%	757,670	759,901
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	609,952	595,700
4.850% Senior Notes (1)	January 15, 2027	4.93%	788,749	809,039
6.450% Senior Debentures	June 8, 2027	5.46%	367,824	369,057
4.150% Senior Notes	January 23, 2030	4.26%	990,044	989,574
2.750% Senior Notes (1)	October 15, 2032	2.85%	454,096	485,134
6.250% Senior Debentures	January 15, 2036	6.03%	510,611	510,834
6.500% Senior Notes	January 20, 2043	6.09%	419,611	419,826
Structured notes (2)	Various	Various	1,819,975	1,712,245
Total unsecured long-term debt			6,718,532	6,655,948
Secured long-term debt
Revolving Credit Facility			248,764	189,732
Secured Credit Facility			375,000	—
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$7,392,296	$6,895,680
(1)The carrying values of these senior notes includes a net gain of $52.0 million and a net loss of $47.2 million in the six months ended May 31, 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)The Total Long-term debt has a fair value of $8,046.1 million and $7,575.2 million at May 31, 2021 and November 30, 2020, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2021, long-term debt increased $496.6 million, primarily due to an increase of $375.0 million from our borrowings under our Secured Credit Facility (“Secured Credit Facility”), approximately $59.5 million of structured notes issuances, net of retirements, a $59.0 million net increase due to our secured Revolving Credit Facility (“Revolving Credit Facility”) and changes in instrument specific credit risk on our structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At May 31, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At May 31, 2021, borrowings under the Revolving Credit Facility amounted to $248.8 million. Interest is based on an adjusted London Interbank Offered Rate (“LIBOR”), as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at May 31, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at May 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At May 31, 2021, we were in compliance with all debt covenants under the Secured Credit Facility.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2021, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues from contracts with customers:
Commissions and other fees	$222,643	$243,267	$459,581	$422,802
Investment banking	1,000,700	387,491	2,004,362	979,493
Asset management fees	2,315	2,237	9,228	6,641
Total revenue from contracts with customers	1,225,658	632,995	2,473,171	1,408,936
Other sources of revenue:
Principal transactions	325,059	467,283	1,116,278	839,185
Revenue from strategic affiliates	12,252	2,339	42,722	9,655
Interest	206,958	211,941	425,979	506,609
Other	66,769	(47,275)	127,357	(17,546)
Total revenues	$1,836,696	$1,267,283	$4,185,507	$2,746,839

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended May 31,						Six Months Ended May 31,
	2021			2020			2021			2020
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$390,508	$—	$390,508	$182,081	$—	$182,081	$701,947	$—	$701,947	$525,239	$—	$525,239
Investment banking - Underwriting	610,192	—	610,192	205,410	—	205,410	1,302,415	—	1,302,415	454,254	—	454,254
Equities (1)	219,855	—	219,855	236,683	—	236,683	453,394	—	453,394	412,932	—	412,932
Fixed income (1)	2,788	—	2,788	6,584	—	6,584	6,187	—	6,187	9,870	—	9,870
Asset management	—	2,315	2,315	—	2,237	2,237	—	9,228	9,228	—	6,641	6,641
Total	$1,223,343	$2,315	$1,225,658	$630,758	$2,237	$632,995	$2,463,943	$9,228	$2,473,171	$1,402,295	$6,641	$1,408,936
Primary geographic region:
Americas	$962,556	$2,011	$964,567	$524,627	$566	$525,193	$1,989,472	$8,595	$1,998,067	$1,173,696	$1,546	$1,175,242
Europe	196,891	304	197,195	68,082	1,671	69,753	360,628	633	361,261	147,520	5,095	152,615
Asia Pacific	63,896	—	63,896	38,049	—	38,049	113,843	—	113,843	81,079	—	81,079
Total	$1,223,343	$2,315	$1,225,658	$630,758	$2,237	$632,995	$2,463,943	$9,228	$2,473,171	$1,402,295	$6,641	$1,408,936
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three and six months ended May 31, 2021, we recognized $20.9 million and $41.4 million, respectively, compared with $7.4 million and $10.5 million, during the three and six months ended May 31, 2020, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $5.6 million, and $8.5 million, during the three and six months ended May 31, 2021, respectively, compared with $4.5 million and $10.1 million, during the three and six months ended May 31, 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at May 31, 2021 and November 30, 2020 were $12.2 million and $10.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and six months ended May 31, 2021, we recognized revenues of $3.1 million and $5.0 million, respectively, compared with $3.2 million and $4.9 million, during the three and six months ended May 31, 2020, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $258.1 million and $278.5 million at May 31, 2021 and November 30, 2020, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses for the three and six months ended May 31, 2021 and 2020 is as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Beginning balance	$14,011	$7,649	$19,788	$6,817
Adjustment for change in accounting principle for current expected credit losses	—	—	(3,594)	—
Bad debt expense, net of reversals	396	3,074	1,022	4,414
Charge-offs	(47)	(1,514)	(472)	(1,721)
Recoveries collected	(1,704)	(395)	(4,088)	(696)
Ending balance (1)	$12,656	$8,814	$12,656	$8,814
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
At May 31, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.2 million and $1.8 million, respectively, which are recorded in Receivables–Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and six months ended May 31, 2021, we recognized expenses of $0.8 million and $1.8 million, respectively, compared with $1.8 million and $3.7 million for the three and six months ended May 31, 2020, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2021 and 2020.

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
During the six months ended May 31, 2021, Jefferies also granted to certain of our senior executives nonqualified stock options pursuant to the Incentive Compensation Plan that had been granted to these executives during the three months ended February 28, 2021 and were converted to nonqualified stock awards at the discretion of the Compensation Committee of the Board of Directors.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Components of compensation cost:
Restricted cash awards (1)	$52.9	$78.7	$102.0	$156.0
Stock options and Stock appreciation rights	1.9	—	41.3	—
Restricted stock and RSUs (2)	4.4	6.0	8.6	12.5
Profit sharing plan	1.3	1.3	5.3	5.4
Total compensation cost	$60.5	$86.0	$157.2	$173.9
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
Remaining unamortized amounts related to certain compensation plans at May 31, 2021 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$27.9	2
Restricted cash awards (1)	401.5	3
Total	$429.4
(1)    The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.
For detailed descriptions on the Company’s compensation plans, see Note 16, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

Note 15. Income Taxes
At May 31, 2021 and November 30, 2020, we had $200.5 million and $168.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $159.1 million and $133.9 million (net of Federal benefit) at May 31, 2021 and November 30, 2020, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At May 31, 2021 and November 30, 2020, we had interest accrued of approximately $71.7 million and $65.4 million, respectively, included in Accrued expenses and other liabilities. No material penalties were accrued for the six months ended May 31, 2021 and the year ended November 30, 2020.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2017
New Jersey	2010
New York State	2001
New York City	2006
United Kingdom	2019
Germany	2017
Italy	2012
Hong Kong	2015
India	2010
For the six months ended May 31, 2021, the provision for income taxes was $288.2 million, equating to an effective tax rate of 26.2%. For the six months ended May 31, 2020, the provision for income taxes was $108.0 million, equating to an effective tax rate of 26.5%.

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2021 (in millions):

	Expected Maturity Date (fiscal years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$8.9	$74.5	$—	$—	$33.7	$117.1
Loan commitments (1)	—	260.0	34.0	61.0	—	355.0
Underwriting commitments	231.8	—	—	—	—	231.8
Forward starting reverse repos (2)	6,715.3	—	—	—	—	6,715.3
Forward starting repos (2)	5,212.3	—	—	—	—	5,212.3
Other unfunded commitments (1)	155.6	63.2	336.4	—	—	555.2
Total commitments	$12,323.9	$397.7	$370.4	$61.0	$33.7	$13,186.7
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At May 31, 2021, $6,714.8 million within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At May 31, 2021, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.8 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at May 31, 2021, we had other outstanding equity commitments to invest up to $33.1 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2021, we had $104.0 million of outstanding loan commitments to clients and $1.0 million to strategic affiliates.
Loan commitments outstanding at May 31, 2021 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$10,052.6	$5,851.3	$9,272.7	$398.3	$12.2	$25,587.1
Written derivative contracts—credit related	—	—	6.4	81.8	—	88.2
Total derivative contracts	$10,052.6	$5,851.3	$9,279.1	$480.1	$12.2	$25,675.3
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $173.7 million.
Standby Letters of Credit. At May 31, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $7.0 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At May 31, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,518,186	$1,394,465
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
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Investment Banking and Capital Markets:
Net revenues	$1,572.9	$1,028.9	$3,532.4	$2,177.7
Non-interest expenses	1,146.4	814.3	2,562.6	1,713.3
Earnings before income taxes	$426.5	$214.6	$969.8	$464.4
Asset Management:
Net revenues	$44.5	$5.5	$214.4	$27.4
Non-interest expenses	41.7	47.2	83.7	83.6
Earnings (loss) before income taxes	$2.8	$(41.7)	$130.7	$(56.2)
Total:
Net revenues	$1,617.4	$1,034.4	$3,746.8	$2,205.1
Non-interest expenses	1,188.1	861.5	2,646.3	1,796.9
Earnings before income taxes	$429.3	$172.9	$1,100.5	$408.2
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2021	November 30, 2020
Investment Banking and Capital Markets	$49,436.3	$44,488.1
Asset Management	2,734.8	3,263.9
Total assets	$52,171.1	$47,752.0
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

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Americas (1)	$1,255.3	$754.3	$3,005.9	$1,704.4
Europe (2)	289.4	189.6	588.2	348.9
Asia Pacific	72.7	90.5	152.7	151.8
Net revenues	$1,617.4	$1,034.4	$3,746.8	$2,205.1
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 19. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At May 31, 2021 and November 30, 2020, we had $26.4 million and $28.9 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
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
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Charges to Jefferies for services provided	$8.3	$10.1	$23.9	$20.5
Charges from Jefferies for services received	8.5	7.5	18.4	15.4
•We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Investment banking	$10.5	$—	$24.1	$—
Commissions and other fees	0.2	0.4	0.5	0.7
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	May 31, 2021	November 30, 2020
Receivable from Jefferies	$0.7	$1.3
Payable to Jefferies	3.7	7.1
•During the six months ended May 31, 2021, we paid distributions of $554.2 million to Jefferies. In addition, during the six months ended May 31, 2021, we received a contribution of $153.6 million from Jefferies. At May 31, 2021, we have accrued a distribution payable of $159.4 million, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended May 31, 2021.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At May 31, 2021 and November 30, 2020, we had net current tax payables to Jefferies of $75.0 million and $111.1 million, respectively, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. In six months ended May 31, 2021, we made payments totaling $275.0 million to Jefferies, which reduced the cumulative net current tax payable.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Securities purchased from Jefferies	$8.0	$13.9	$17.1	$39.9
Securities sold to Jefferies	—	—	0.5	—
•At May 31, 2021 and November 30, 2020, we have customer account payables to entities of Jefferies totaling $0.4 million and $2.2 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.6 million and $2.7 million at May 31, 2021 and November 30, 2020, respectively, included in Payables— brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
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

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net gains on foreign exchange contracts	$—	$1.6	$0.1	$1.0
•We had investments in a hedge fund managed by Jefferies of $239.0 million at November 30, 2020, included in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. In January 2021, Jefferies transferred one of its asset management divisions, the investment manager of this fund, to us, in return for a payment of $2.2 million. Net gains on our investments in this hedge fund for the three and six months ended May 31, 2020, were $2.5 million and $6.3 million, respectively, which were included in Principal transactions revenues in our Consolidated Statement of Earnings.
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2020, approximately $2.6 million, of debt issued by Jefferies is included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.
•For the three and six months ended May 31, 2021, we recorded fees related to our asset management business of $(0.2) million and $0.3 million, respectively, which are included in Floor brokerage and clearing fees in our Consolidated Statement of Earnings, relating to an investment in a separately managed account, which is managed by a strategic affiliate.
•We have entered into a sublease agreement with an affiliate of Jefferies for office space. Payments received from this affiliate for rent and other expenses are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Payments received	$0.2	$0.2	$0.4	$0.4
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

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2021	2020		2021	2020
Net revenues	$1,617,418	$1,034,367	56.4%	$3,746,784	$2,205,063	69.9%
Non-interest expenses	1,188,119	861,499	37.9%	2,646,315	1,796,817	47.3%
Earnings before income taxes	429,299	172,868	148.3%	1,100,469	408,246	169.6%
Income tax expense	110,846	43,972	152.1%	288,151	107,985	166.8%
Net earnings	318,453	128,896	147.1%	812,318	300,261	170.5%
Net loss attributable to noncontrolling interests	(363)	(1,842)	(80.3)%	(566)	(3,866)	(85.4)%
Net earnings attributable to Jefferies Group LLC	318,816	130,738	143.9%	812,884	304,127	167.3%

Effective tax rate	25.8%	25.4%		26.2%	26.5%

JEFFERIES GROUP LLC AND SUBSIDIARIES
Executive Summary
Three Months Ended May 31, 2021 - Record Investment Banking Revenues and a Strong Performance in Capital Markets Led to Our Second Highest Ever Quarterly Net Revenues and the Highest Ever for a Second Quarter
Consolidated Results
•Net revenues for the three months ended May 31, 2021 were $1.62 billion, up 56.4% compared with $1.03 billion for the three months ended May 31, 2020.
•Earnings before income taxes of $429.3 million were up 148.3% over the prior year comparable quarter and further demonstrating the operating leverage inherent in our business model.
•Net earnings attributable to Jefferies Group LLC of $318.8 million were up 143.9% over the prior year comparable quarter.
•Our second quarter results reflect record quarterly net revenues in investment banking, as well as solid results in equities, fixed income and asset management.
•Our investment banking results reflect our increased market share, including record net revenues in investment banking advisory and debt underwriting, and solid performance in equity underwriting.
•Our combined capital markets results reflected strong net revenues in equities and fixed income against a backdrop of reduced secondary trading activity and lower trading market volumes.
Business Results
•Our record investment banking net revenues of $1.03 billion for the three months ended May 31, 2021 were an increase of 226.8% from the prior year comparable quarter, reflecting record advisory revenues of $390.5 million, as the mergers and acquisitions markets remained strong due to the record low interest rate environment and the surge in the stock market, and strong underwriting revenues of $610.2 million, up $404.8 million, or 197.1%, over the prior year comparable quarter, as companies continued to take advantage of the record low interest rate environment to access the debt capital markets and clients took advantage of the strong equity environment to raise equity capital in almost all sectors.
•Our investment banking results include record net revenues of $41.7 million from our share of the net earnings of our Jefferies Finance LLC (“Jefferies Finance”) joint venture, compared with a net loss of $49.7 million in the prior year comparable quarter. Strong results in the current year quarter reflect high loan arrangement volumes due to continued strength in the leveraged finance markets. Results in the prior year comparable quarter reflect unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of the global novel coronavirus (“COVID-19”) pandemic on the markets and the economy.
•Our equities net revenues of $242.9 million increased 2.5% compared to the prior year comparable quarter, as our global franchise continues to grow and increase market share. Our European and Asian businesses continued to expand. In addition, compared to the prior year comparable quarter, our results include lower losses on certain block positions and lower revenues due to reduced volatility levels and our current year quarter results also include mark-to-market losses from SPAC-related activity.
•Our fixed income net revenues of $257.2 million were down 47.8% compared to the prior year comparable quarter, which had extremely strong trading volumes and active market activity for many asset classes due to the onset of COVID-19. The current year quarter trading volumes and client activity across products and regions declined, as market volumes and opportunities decreased due to increasing inflation expectations, treasury yield volatility and tightening spreads.
•Our asset management net revenues of $44.5 million were significantly higher than the $5.5 million recorded in the prior year comparable quarter, driven by meaningfully higher investment returns across most platforms and an increase in asset management fees and revenues. Results in the prior year comparable quarter were impacted by lower investment returns from certain of our investments in separately managed accounts and funds, as a result of the significant impact of COVID-19 on the markets and economy. Results in the current year quarter include $14.6 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates in the current year quarter, as compared with $4.6 million in the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Net revenues in our other business category in the three months ended May 31, 2021 were $39.1 million, compared with net losses of $17.7 million in the prior year comparable quarter. Results in the current year quarter include net revenues of $30.7 million from our share of the net income of Berkadia Commercial Mortgage Holding LLC (“Berkadia”) due to higher mortgage origination, compared with negligible net revenues from Berkadia in the prior year comparable quarter. Results in the prior year comparable quarter are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.
Expenses
•Non-interest expenses of $1.19 billion for the three months ended May 31, 2021 increased $326.6 million, or 37.9%, compared with $861.5 million for the prior year comparable quarter. The increase, which is primarily due to higher compensation and benefits expense, is meaningfully lower than our 56.4% increase in net revenues, demonstrating the operating leverage inherent in our business model. As a result, our pre-tax operating margin increased to 26.5% in the current year quarter from 16.7% in the prior year comparable quarter.
•Compensation and benefits expense for the three months ended May 31, 2021 was $789.8 million, an increase of $218.3 million, or 38.2%, from the prior year comparable quarter, while net revenues increased 56.4%, demonstrating the operating leverage inherent in our business model. Compensation and benefits expense as a percentage of Net revenues was 48.8% for the three months ended May 31, 2021, significantly below the ratio of 55.3%, in the prior year comparable quarter.
•Non-compensation expenses for the three months ended May 31, 2021 increased $108.3 million to $398.3 million, compared with $290.0 million for the prior year comparable quarter. This 37.4% increase is again meaningfully lower than our 56.4% increase in net revenues. The increase in non-compensation expenses primarily relates to higher Underwriting costs associated with our record investment banking and equity net revenues. The increase was also due to higher Technology and communication expenses as we continue to invest in our operating platform. In addition, the increase in Other expenses is primarily due to an increase in bad debt expense mostly related to our prime brokerage business. Results in the prior year comparable quarter included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed Chief Financial Officer (“CFO”) who tragically died from complications of COVID-19 in March 2020.
Six Months Ended May 31, 2021 - Record Six Months Net Revenues and Net Income
Consolidated Results
•Net revenues for the six months ended May 31, 2021 were an all-time six months record of $3.75 billion, up 69.9% compared with $2.21 billion for the six months ended May 31, 2020, which was then an all-time six months record.
•Earnings before income taxes of $1.10 billion for the six months ended May 31, 2021 were a record for the six months period, up 169.6% over the prior year comparable period.
•Net earnings attributable to Jefferies Group LLC of $812.9 million for the six months ended May 31, 2021 were a record for the six months period, up 167.3% over the prior year comparable period.
•Our results for the six months ended May 31, 2021 reflect record six months net revenues in investment banking, equities and asset management, as well as solid results in fixed income.
•Our investment banking results reflect our increased market share, including record six months net revenues in investment banking advisory and equity and debt underwriting.
•Our record equities net revenues reflect higher trading market volumes throughout most of the current year period and our increased market share in almost all our businesses and across each of our core regions.
•Our lower results in fixed income were primarily due to reduced trading volumes, as the strong trading volumes and active markets seen in 2020 did not continue in the current year period.
Business Results
•Our investment banking net revenues of $2.07 billion for the six months ended May 31, 2021 were an increase of 131.3% from the prior year comparable period, reflecting record underwriting revenues of $1.30 billion, up $848.2 million, or 186.7%, over the prior year comparable period and record advisory revenues of $701.9 million, up $176.7, or 33.6% over the prior year comparable period.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our investment banking results include net revenues of $72.3 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $39.3 million in the prior year comparable period. Strong results in the current year period reflect high loan arrangement volumes in the leveraged finance markets as borrowers took advantage of the low interest rate environment, as well as a reduction in loan loss reserves. Results in the prior year comparable period reflect unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of COVID-19 pandemic on the markets and the economy. Other investment banking revenues during the prior year comparable period also include unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
•Our equities net revenues increased 60.3% compared to the prior year comparable period, driven by all-time record results in almost all our businesses and across each of our core regions, primarily in the first quarter of the current year period. Our equities business continues to gain market share and benefited significantly from the continued expansion of our businesses both from a product and geographic perspective and the favorable trading environment and increased SPAC-related activity in the U.S., in the first quarter of the current year.
•Our fixed income net revenues were down 16.3% compared to the prior year comparable period, which was an all-time record period. While our net revenues decreased from that of the prior year comparable period, fixed income results produced the second best six month fixed income net revenues period on record. The prior year comparable period significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility during the period, as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets.
•Our asset management net revenues of $214.3 million for the six months ended May 31, 2021, were significantly higher than the $27.4 million recorded in the prior year comparable period, driven by meaningfully higher investment returns across most platforms and a substantial increase in asset management fees and revenues. Results in the prior year comparable period were impacted by lower investment returns from certain of our investments in separately managed accounts and funds, as a result of the significant impact of COVID-19 on the markets and economy. Results in the current year period include $52.0 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates in the current year period, as compared with $16.3 million in the prior year comparable period. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
•Net revenues in our other business category in the six months ended May 31, 2021 were $70.8 million, compared with net revenues of $59.8 million in the prior year comparable period. Results in the current year period include higher net revenues of $60.7 million from our share of the net income of Berkadia, compared with $21.9 million in the prior year comparable period. The results in the prior year comparable period also included gains of $61.5 million from macro hedges that were bought and sold in the prior year period at the onset of COVID-19.
Expenses
•Non-interest expenses for the six months ended May 31, 2021 increased $849.5 million, or 47.3%, to $2.65 billion, compared with $1.80 billion for the prior year comparable period. This 47.3% increase, which is primarily due to higher compensation and benefits expense, is meaningfully lower than our 69.9% increase in net revenues, demonstrating the operating leverage inherent in our business model. As a result, our pre-tax operating margin increased to 29.4% in the current year from 18.5% in the prior year period.
•Compensation and benefits expense for the six months ended May 31, 2021 was $1.91 billion, an increase of $703.0 million, or 58.3%, from the prior year comparable period, below the 69.9% growth in our net revenues. Compensation and benefits expense as a percentage of Net revenues was 51.0% for the six months ended May 31, 2021, compared with 54.7%, in the prior year comparable period.
•Non-compensation expenses for the six months ended May 31, 2021 increased $146.6 million, or 24.8% to $736.6 million, compared with $590.0 million for the prior year comparable period. This 24.8% increase is meaningfully lower than our 69.9% increase in net revenues. The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to an increase in trading volumes and higher Underwriting costs due to an increase in the volume of investment banking transactions. These increases correspond with our record equities net revenues and record investment banking net revenues. The increase was also due to higher Technology and communication expenses, higher Professional services expenses and higher Other expenses, with the increase in Other expenses primarily due to an increase in bad debt expense mostly related to our prime brokerage business. Results in the prior year comparable period included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Headcount
•At May 31, 2021, we had 4,121 employees globally, an increase of 271 employees from our headcount of 3,850 at May 31, 2020. Our headcount increased across the regions as a result of continued investment to support and drive the growth of our investment banking business, as well as additions in technology and other corporate services staff to support our growth. The increase was partially offset by a reduction in our asset management business due to the wind down of an asset management platform.

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
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2021		2020			2021		2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$390,508	24.1%	$182,081	17.6%	114.5%	$701,947	18.7%	$525,239	23.8%	33.6%

Equity underwriting	324,462	20.1	124,383	12.0	160.9%	819,268	21.9	256,075	11.6	219.9%
Debt underwriting	285,730	17.7	81,027	7.8	252.6%	483,147	12.9	198,179	9.0	143.8%
Total underwriting	610,192	37.8	205,410	19.8	197.1%	1,302,415	34.8	454,254	20.6	186.7%
Other investment banking	32,971	2.0	(71,234)	(6.9)	N/M	62,796	1.7	(85,763)	(3.9)	N/M
Total investment banking	1,033,671	63.9	316,257	30.5	226.8%	2,067,158	55.2	893,730	40.5	131.3%

Equities	242,949	15.0	237,131	22.9	2.5%	773,965	20.7	482,772	21.9	60.3%
Fixed income	257,197	15.9	493,144	47.7	(47.8)%	620,556	16.6	741,326	33.6	(16.3)%
Total capital markets	500,146	30.9	730,275	70.6	(31.5)%	1,394,521	37.3	1,224,098	55.5	13.9%

Other	39,147	2.5	(17,700)	(1.6)	N/M	70,794	1.8	59,833	2.8	18.3%

Total Investment Banking and Capital Markets (1)	1,572,964	97.3	1,028,832	99.5	52.9%	3,532,473	94.3	2,177,661	98.8	62.2%

Asset management fees and revenues	14,567	0.9	4,576	0.4	218.3%	51,950	1.4	16,296	0.7	218.8%
Investment return (2)	41,326	2.6	13,944	1.3	196.4%	184,199	4.9	34,783	1.6	429.6%
Allocated net interest (2)	(11,439)	(0.8)	(12,985)	(1.2)	(11.9)%	(21,838)	(0.6)	(23,677)	(1.1)	(7.8)%
Total Asset Management	44,454	2.7	5,535	0.5	703.1%	214,311	5.7	27,402	1.2	682.1%

Net revenues	$1,617,418	100.0%	$1,034,367	100.0%	56.4%	$3,746,784	100.0%	$2,205,063	100.0%	69.9%
N/M — Not Meaningful
(1)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(2)Allocated net interest represents the allocation of our long-term debt interest expense to Asset Management, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

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
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2021	2020		2021	2020

Advisory	$390,508	$182,081	114.5%	$701,947	$525,239	33.6%

Equity underwriting	324,462	124,383	160.9%	819,268	256,075	219.9%
Debt underwriting	285,730	81,027	252.6%	483,147	198,179	143.8%
Total underwriting	610,192	205,410	197.1%	1,302,415	454,254	186.7%
Other investment banking	32,971	(71,234)	N/M	62,796	(85,763)	N/M
Total investment banking	$1,033,671	$316,257	226.8%	$2,067,158	$893,730	131.3%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Advisory transactions	64	35	129	101	$71.1	$23.3	$153.3	$81.0
Public and private equity and convertible offerings	104	50	220	106	37.9	25.4	81.7	37.2
Public and private debt financings	201	84	364	236	105.9	43.6	182.6	113.2
Three Months Ended May 31, 2021
•Investment banking revenues for the three months ended May 31, 2021 were a record of $1.03 billion, compared with $316.3 million for the three months ended May 31, 2020, reflecting record revenues in investment banking advisory and debt underwriting and solid performance in equity underwriting, as the global economy continues to improve and market conditions stabilize. Our investment in our investment banking franchise and our strategy to lead with our investment banking platform has delivered increased market share as is reflected in global rankings.
•Our advisory revenues were a record $390.5 million, up $208.4 million, or 114.5%, compared to the prior year comparable quarter, reflecting record performance in our mergers and acquisitions business as a result of the increased number of transactions and higher average transaction deal values, as the mergers and acquisitions markets held strong due to the record low interest rate environment.
•Our underwriting revenues for the three months ended May 31, 2021 were a record $610.2 million, an increase of 197.1% from $205.4 million in the prior year comparable quarter, with record net revenues of $285.7 million in debt underwriting and strong quarterly net revenues in equity underwriting of $324.5 million, as companies continued to take advantage of the record low interest rate environment to access the debt capital markets and clients took advantage of the strong equity environment to raise equity capital in almost all sectors. In addition, our equity underwriting results in the current year quarter were driven by growth in initial public offerings, including our underwriting activities on 14 Special Purpose Acquisition Companies (“SPACs”) offerings and other SPAC-related transactions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Other investment banking revenues were $33.0 million for the three months ended May 31, 2021, compared with a net loss of $71.2 million for the three months ended May 31, 2020. Other investment banking revenues during the three months ended May 31, 2021 include record net revenues of $41.7 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $49.7 million in the prior year comparable quarter. Strong results in the current year quarter reflect higher loan arrangement volumes due to continued strength in the leveraged finance markets as borrowers took advantage of the low interest rate environment and strong volumes in the mergers and acquisition markets. Results in the prior year comparable quarter reflect unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of COVID-19 on the markets and the economy. The prior year comparable quarter also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.
•At May 31, 2021, our backlog of potential net revenues from future transactions was at a record level. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Six Months Ended May 31, 2021
•Investment banking revenues for the six months ended May 31, 2021 were a record of $2.07 billion, compared with $893.7 million for the six months ended May 31, 2020, reflecting record six months revenues in equity and debt underwriting and in mergers and acquisitions.
•Our advisory revenues were a six months record of $701.9 million, up $176.7 million, or 33.6% higher than the prior year comparable period, primarily due to a significant increase in the number of deals and higher average transaction deal values, across most sectors, as the mergers and acquisitions markets held strong with high levels of activity due to the record low interest rate environment and the surge in the stock market.
•Our underwriting revenues for the six months ended May 31, 2021 were a six months record of $1.30 billion, an increase of 186.7% from $454.3 million in the prior year comparable period, with record six months net revenues in equity underwriting of $819.3 million and record six months net revenues of $483.1 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity. In addition, our equity underwriting results in the current year include revenues of $191.9 million generated from our underwriting activities on 36 SPACs offerings and other SPAC-related transactions.
•Other investment banking revenues were $62.8 million for the six months ended May 31, 2021, compared with a net loss of $85.8 million for the six months ended May 31, 2020. Other investment banking revenues during the six months ended May 31, 2021 include net revenues of $72.3 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $39.3 million in the prior year comparable period. Strong results in the current year period reflect high loan arrangement volumes due to continued strength in the leveraged finance markets as borrowers took advantage of the low interest rate environment, as well as a reduction in loan loss reserves. The results during the prior year comparable period included a higher level of reserves recorded on the loan portfolio and unrealized losses related to the write-down of certain equity investments due to the impact of COVID-19 on the markets and the economy. Results in the current year period also include revenues from mark-to-market activity on SPAC and SPAC-related transactions. The prior year comparable period also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.
Equities Net Revenues
Equities is comprised of net revenues from:
•services provided to our clients from which we earn commissions or spread revenue by executing, settling and clearing transactions for clients;
•advisory services offered to clients;
•financing, securities lending and other prime brokerage services offered to clients, including capital introductions and outsourced trading; and
•wealth management services.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Three Months Ended May 31, 2021
•Total equities net revenues of $242.9 million for the three months ended May 31, 2021, a record for a second quarter and an increase of 2.5%, compared with $237.1 million for the prior year comparable quarter, as our equities franchise continues to gain market share and perform well in a market environment with a broad decline in market volumes and lower levels of client activity across several segments of the market.
•Our global cash equities business declined in the U.S., as a result of lower client activity and changes in market dynamics, while our international franchise in Europe and across Asia Pacific continued to grow, driven by ongoing momentum, market share gains and increased client activity. Our electronic trading businesses in Europe and Asia Pacific had continued growth and momentum, while our U.S. electronic trading business had lower revenues, as our results in the prior year comparable quarter reflected record revenues driven by significantly higher global market volatility. Results in our prime services franchise, consisting of prime brokerage, outsourced trading and securities finance, were higher driven by increased client balances and improved trading in our securities finance franchise, as well as continued growth in outsourced trading for hedge fund clients, partially offset by decreased client activity in other areas as well as muted money market revenue as a result of low short-term interest rates. Our equity derivatives business had higher quarterly results driven by an increase in client activity and improved trading results due to a strengthening of our human capital. Our global convertibles franchise had increased revenues both in the U.S. and internationally, driven by improved trading results and market conditions.
•The increase in our global equities net revenues is also reflective of losses on certain block positions in the prior year quarter that were not repeated in the current year quarter and our current year quarter results also include mark-to-market losses from SPAC-related activity.
Six Months Ended May 31, 2021
•Total equities net revenues were $774.0 million for the six months ended May 31, 2021, an increase of 60.3%, compared with $482.8 million for the prior year comparable period, driven by all-time six months record results in predominately all our equities businesses and across each of our core regions in the current year period. Our equities franchise continues to gain market share and benefited significantly from the favorable trading environment and SPAC-related activity in the U.S., particularly in the first quarter of the current year.
•In the current year, we received recognition from leading third-party market surveys - Our international convertibles franchise was ranked 1st in both European and Asian, excluding Japan, convertibles by Greenwich Associates. Bloomberg ranked our electronic trading platform as 2nd in the U.S. Hedgeweek named us as the Best U.S. Prime Broker and we doubled the number of analysts ranked in the Japanese Institutional Investor survey.
•Our cash equities business had record results globally and across each region in the U.S., Europe and Asia Pacific. Overall, our cash equities results were driven by significant client activity, meaningful trading revenue and SPAC-related activity. Record results in our electronic trading business were driven by higher commissions and growth in our European and Asia Pacific businesses. Overall, our international electronic trading franchise continued to benefit from our globalization and expansion strategy. Our prime services franchise, consisting of prime brokerage, outsourced trading and securities finance, had record results driven by higher balances and increased client activity, improved trading in our securities finance business, and continued growth and momentum in our outsourced trading franchise. Our global convertibles franchise had record results driven by strong trading activity and continued market-leading competitive positioning. Results in our equity derivatives business were significantly higher at record levels, driven by improved trading results and higher commission levels.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Three Months Ended May 31, 2021
•Fixed income net revenues totaled $257.2 million for the three months ended May 31, 2021, a decrease of 47.8% from net revenues of $493.1 million for the three months ended May 31, 2020, 2020, driven by reduced trading volumes and client activity across most products and regions, as the momentum we experienced in 2020 and the first quarter of 2021 dissipated due to increasing inflation expectations, treasury yield volatility and tightening spreads. The prior year comparable quarter, which was an all-time record quarter for our fixed income businesses, benefited significantly from increased trading opportunities as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets.
•Net revenues in the current year quarter were higher in our U.S. securitized markets group due to strong demand in the securitization markets, as compared with the prior year comparable quarter. Revenues also improved as a result of ongoing investments in our European securitized markets business. In addition, the current year quarter results benefited from trading gains in our municipal securities business compared to the equivalent prior year comparable quarter when markets experienced a significant sell-off due to the impact of COVID-19.
•Our results include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, compared with the prior year comparable quarter, which experienced record trading volumes as the effect of COVID-19 and the associated government support impacted the markets. Lower results across our global credit franchise and emerging markets business were driven by a decline in revenues across most regions and products due to reduced client activity and lower levels of volatility in the current year quarter, as these businesses benefited significantly from the government support of the credit markets in the prior year comparable quarter.
Six Months Ended May 31, 2021
•Fixed income net revenues totaled $620.6 million for the six months ended May 31, 2021, a decrease of 16.3% from net revenues of $741.3 million for the six months ended May 31, 2020, driven by reduced trading volumes across most products and regions in the second quarter of the current year period. While the six month period revenues decreased from that of the comparable six month period, fixed income results produced the second best six month fixed income revenue period on record with the six month period ended May 31, 2020 representing an all-time record six month results. The prior year comparable period significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility during the period, as a result of the U.S. Federal Reserve Bank and other government interventions to support the markets.
•Net revenues in the current year period were higher in our U.S. and international securitized markets groups on increased demand for most of these product classes, as compared with the prior year comparable period. Our revenues also benefited from ongoing investments across our European credit franchise. In addition, current year period results benefited from trading gains in our municipal securities business compared to the comparable prior year period when markets experienced a significant sell-off due to the impact of COVID-19.
•Our results include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, which were impacted by lower levels of volatility during the current year period, as the prior year comparable period benefited from significant government interventions. Lower results across our Asian credit, investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, resulted from a decline in revenues across most regions and products due to reduced client activity and lower levels of volatility in the current year period, as these businesses benefited significantly from the government support of the credit markets in the prior year comparable period.
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
Three Months Ended May 31, 2021
•Our other net revenues totaled $39.1 million for the three months ended May 31, 2021, an increase of $56.8 million compared with net losses of $17.7 million for the three months ended May 31, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Results in the current year quarter include net revenues of $30.7 million due to our share of the net income of Berkadia due to higher mortgage origination, compared with negligible net revenues from Berkadia in the prior year comparable quarter. Results in the prior year comparable quarter are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.
•The results in the current year quarter also include unrealized net mark-to-market gains related to certain investments, compared with mark-to-market losses in the prior year comparable quarter.
Six Months Ended May 31, 2021
•Our other net revenues totaled $70.8 million for the six months ended May 31, 2021, an increase of $11.0 million compared with net revenues of $59.8 million for the six months ended May 31, 2020.
•The results in the prior year period included gains of $61.5 million from macro hedges that were bought and sold in the prior year comparable period at the onset of the COVID-19 pandemic.
•Results in the current year period include net revenues of $60.7 million due to our share of the net income of Berkadia compared with $21.9 million in the prior year comparable period. The lower results in the prior year comparable period are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.
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
The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. Performance fees and similar revenues are generally recognized once a year, typically in December, when they become fixed and determinable and are not probable of being significantly reversed. As a result, performance fees and similar revenues are generally realized and recognized in the first quarter of our fiscal year creating a timing lag between investment returns generated in a calendar year with the associated performance fees recognized in our following fiscal year.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2021	2020		2021	2020
Asset management fees:
Equities	$624	$1,073	(41.8)%	$5,623	$3,947	42.5%
Multi-asset	1,691	1,164	45.3%	3,605	2,694	33.8%
Total asset management fees	2,315	2,237	3.5%	9,228	6,641	39.0%
Revenue from strategic affiliates (1)	12,252	2,339	423.8%	42,722	9,655	342.5%
Total asset management fees and revenues	14,567	4,576	218.3%	51,950	16,296	218.8%
Investment return	41,326	13,944	196.4%	184,199	34,783	429.6%
Allocated net interest	(11,439)	(12,985)	(11.9)%	(21,838)	(23,677)	(7.8)%
Total Asset Management	$44,454	$5,535	703.1%	$214,311	$27,402	682.1%
(1)These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements.
Three Months Ended May 31, 2021
•Asset management net revenues in the three months ended May 31, 2021 were $44.5 million, significantly higher than the $5.5 million recorded in the prior year comparable quarter, driven by investments in new platforms, higher investment returns across many platforms and an increase in asset management fees and revenues. The results in the prior year comparable quarter were impacted by lower investment returns from certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy. Results in the current year quarter include $14.6 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates, as compared with $4.6 million in the prior year comparable quarter.
Six Months Ended May 31, 2021
•Asset management net revenues in the six months ended May 31, 2021 were a six months record of $214.3 million, significantly higher than the $27.4 million recorded in the prior year period, driven by meaningfully higher investment returns across most platforms, investments in new platforms and a substantial increase in asset management fees and revenues. The results in the prior year comparable period were impacted by lower investment returns from certain of our investments in separately managed accounts and funds due to the impact of COVID-19 on the markets and economy. Results in the current year period include $52.0 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates, as compared with $16.3 million in the prior year comparable period. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
Assets under Management
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	May 31, 2021	November 30, 2020
Assets under management (1):
Equities	$326	$481
Multi-asset	442	173
Total	$768	$654
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Change in assets under management were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Asset under management:
Balance, beginning of period	$773	$924	$654	$840
Net cash flows in (out)	4	(19)	101	120
Net market appreciation (depreciation)	(9)	(26)	13	(81)
Balance, end of period	$768	$879	$768	$879
The change in assets under management during the three months ended May 31, 2021 is primarily due to redemptions from certain funds that are in the process of being liquidated and net market depreciation, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the six months ended May 31, 2021 is primarily due to the transfer of third-party net assets from Jefferies to us, new subscriptions and investments from third-parties and net market appreciation, partially offset by redemptions from certain funds that are in the process of being liquidated. The change in assets under management during the three months ended May 31, 2020 is primarily due to redemptions from certain funds and market depreciation due to the impact of COVID-19 on the markets and economy. The change in assets under management during the six months ended May 31, 2020 is primarily due to new subscriptions and investments from third-parties, partially offset by market depreciation due to the impact of COVID-19 on the markets and economy.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.
Asset Management Investments
In connection with building our business and growing the revenues we participate in via our affiliated managers, our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we or our Parent act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. Included in the table below at May 31, 2021 are $21.2 million of asset management investments that are in the process of being liquidated due to the wind down of a fund and a separately managed account. Our asset management investments generated an investment return of $41.3 million and $184.2 million for the three and six months ended May 31, 2021, respectively, and $13.9 million and $34.8 million for the three and six months ended May 31, 2020, respectively. The following table represents our investments by asset manager (in thousands):

	May 31, 2021	November 30, 2020
Jefferies Group LLC; as manager:
Fund investments (1)(2)	$145,803	$25,292
Separately managed accounts (3)	299,924	342,443
Total	$445,727	$367,735

Jefferies Financial Group Inc.; as manager:
Fund investments (2)	$—	$233,601
Total	$—	$233,601

Strategic affiliates; as asset manager:
Fund investments	$703,961	$641,185
Separately managed accounts (3)	298,239	261,273
Total	$1,002,200	$902,458

Total asset management investments	$1,447,927	$1,503,794
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2021 and November 30, 2020, $20.1 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)In the six months ended May 31, 2021, certain fund investments, for which Jefferies Financial Group Inc. had acted as the manager, were transferred to us as the manager.

JEFFERIES GROUP LLC AND SUBSIDIARIES
(3)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
We and our affiliated asset managers (including our Jefferies Finance joint venture) have aggregate net asset values or net asset value equivalent assets under management of approximately $22.5 billion and $21.0 billion at May 31, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund, the net capital invested in a separately managed account or the par value of collateralized loan obligations. These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.4 billion at May 31, 2021 and $2.6 billion at November 30, 2020. We invest in certain strategies using our own capital often before opening investments to outside capital. The net asset values include our capital of $1.4 billion at May 31, 2021 and $1.5 billion at November 30, 2020 plus amounts financed of $1.0 billion at May 31, 2021 and $1.1 billion at November 30, 2020. Revenues related to the investments made by us are presented in Investment return within the results of our Asset Management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $8.7 billion at May 31, 2021 and $6.9 billion at November 30, 2020. In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the revenue related to these relationships will be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our Asset Management businesses.
•Third-party investments actively managed by our wholly-owned managers were $0.8 billion at May 31, 2021 and $0.7 billion at November 30, 2020. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our Asset Management businesses.
•Asset management activities within Jefferies Finance were $10.6 billion at May 31, 2021 and $10.8 billion at November 30, 2020, which represent the aggregate par value of CLOs managed by Jefferies Finance, including those consolidated by Jefferies Finance. Although our asset management business provides advice and support, including marketing and sales, to Jefferies Finance, our management evaluates segment performance based on the inclusion of our share of the net earnings of our Jefferies Finance joint venture in our Investment Banking and Capital Markets reportable business segment. Those activities are therefore excluded from our Asset Management reportable business segment results. Revenues from our investment in Jefferies Finance are accounted for under the equity method and presented in Other revenues on the Consolidated Statement of Earnings.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2021	2020		2021	2020
Compensation and benefits	$789,836	$571,547	38.2%	$1,909,730	$1,206,777	58.3%
Non-compensation expenses:
Floor brokerage and clearing fees	76,617	77,619	(1.3)%	153,197	138,199	10.9%
Technology and communications	107,962	95,594	12.9%	212,303	184,778	14.9%
Occupancy and equipment rental	32,839	24,395	34.6%	60,829	51,898	17.2%
Business development	27,023	8,359	223.3%	45,004	38,316	17.5%
Professional services	59,780	41,994	42.4%	104,068	86,659	20.1%
Underwriting costs	33,031	12,485	164.6%	69,167	30,014	130.4%
Other	61,031	29,506	106.8%	92,017	60,176	52.9%
Total non-compensation expenses	398,283	289,952	37.4%	736,585	590,040	24.8%
Total non-interest expenses	$1,188,119	$861,499	37.9%	$2,646,315	$1,796,817	47.3%
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
•Compensation and benefits expense was $789.8 million and $1.91 billion for the three and six months ended May 31, 2021, respectively, compared with $571.5 million and $1.21 billion for the three and six months ended May 31, 2020, respectively, increasing in line with the significant increase in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 48.8% and 51.0% for the three and six months ended May 31, 2021, respectively, compared with 55.3% and 54.7% for the three and six months ended May 31, 2020, respectively.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $53.7 million and $95.8 million for the three and six months ended May 31, 2021, respectively, compared with $84.7 million and $168.5 million for the three and six months ended May 31, 2020, respectively. The decrease is primarily a result of the accelerated amortization recognized in the year ended November 30, 2020 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.
•Employee headcount was 4,121 at May 31, 2021, an increase of 271 employees from our headcount of 3,850 at May 31, 2020. Our headcount increased across the regions as a result of continued investment to support and drive the growth of our investment banking business, as well as additions in technology and other corporate services staff to support our growth. The increase was partially offset by a reduction in our asset management business due to the wind down of an asset management platform.
•Refer to Note 14, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses
Three Months Ended May 31, 2021
•Non-compensation expenses were $398.3 million for the three months ended May 31, 2021, an increase of $108.3 million, or 37.4%, compared with $290.0 million in the three months ended May 31, 2020.
•The increase in non-compensation expenses was primarily due to higher Underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions and higher Technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs associated with business growth. Technology and communication expenses in the prior year comparable quarter also included the acceleration of certain costs related to the wind down of an asset management business. The increase also included higher Business development expenses as a result of higher costs associated with the increase in investment banking activity and higher Professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses.
•The increase is also due to higher Other expenses, primarily due to an increase in bad debt expense mostly related to our prime brokerage business. Results in the prior year comparable quarter included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020 and a write-off of goodwill and intangible assets related to the wind down of an asset management platform.
•Non-compensation expenses as a percentage of Net revenues was 24.6% and 28.0% for the three months ended May 31, 2021 and May 31, 2020, respectively, demonstrating the operating leverage inherent in our business.
Six Months Ended May 31, 2021
•Non-compensation expenses were $736.6 million for the six months ended May 31, 2021, an increase of $146.6 million, or 24.8%, compared with $590.0 million in the six months ended May 31, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•The increase in non-compensation expenses was primarily due to higher Floor brokerage and clearing fees due to record net revenues in equities and strong net revenues in fixed income resulting from an increase in trading volumes and growth in certain asset management funds and resultant trading activity. The increase was also due to higher Underwriting costs, primarily due to record investment banking net revenues resulting from an increase in the volume of investment banking transactions. The increase also included higher Technology and communication expenses, primarily related to costs associated with the development of various trading systems and increased market data costs due to business growth and higher Professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses.
•Results in the current year period also included higher Other expenses, with the increase in Other expenses primarily due to an increase in bad debt expense mostly related to our prime brokerage business. Non-compensation expenses in the current year also included our charitable donations of $7.7 million to approximately 130 charities around our planet that promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The prior year comparable period included our charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020, our $2.4 million donation made to various charities in support of the Australian wildfire relief effort and a write-off of goodwill and intangible assets related to the wind down of an asset management platform.
•Non-compensation expenses as a percentage of Net revenues was 19.7% and 26.8% for the six months ended May 31, 2021 and May 31, 2020, respectively, demonstrating the operating leverage inherent in our business.
Income Taxes
•For the three and six months ended May 31, 2021, the provision for income taxes was $110.8 million and $288.2 million, respectively, equating to an effective tax rate of 25.8% and 26.2%, respectively. For the three and six months ended May 31, 2020, the provision for income taxes was $44.0 million and $108.0 million, respectively, equating to an effective tax rate of 25.4% and 26.5%, respectively.
•The change in the effective tax rate for the three months ended May 31, 2021, as compared to the prior year comparable quarter, and the change in the effective tax rate for the six months ended May 31, 2021, as compared to the prior year comparable period, are largely unchanged.
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
Goodwill
At May 31, 2021, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,651.7 million (3.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2020.

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
The carrying values of goodwill by reporting unit at May 31, 2021 are as follows: $568.0 million in Investment Banking, $161.3 million in Equities and Wealth Management, $922.4 million in Fixed Income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following table provides detail on selected balance sheet items (dollars in millions):

	May 31, 2021	November 30, 2020	% Change
Total assets	$52,171.1	$47,752.0	9.3%

Cash and cash equivalents	6,220.9	7,111.9	(12.5)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	901.4	604.3	49.2%

Financial instruments owned	19,411.7	17,686.1	9.8%
Financial instruments sold, not yet purchased	11,957.6	10,017.5	19.4%
Total Level 3 assets	399.3	379.1	5.3%

Securities borrowed	$6,720.7	$6,934.8	(3.1)%
Securities purchased under agreements to resell	6,917.2	5,096.8	35.7%
Total securities borrowed and securities purchased under agreements to resell	$13,637.9	$12,031.6	13.4%

Securities loaned	$2,277.4	$1,810.7	25.8%
Securities sold under agreements to repurchase	7,079.3	8,316.3	(14.9)%
Total securities loaned and securities sold under agreements to repurchase	$9,356.7	$10,127.0	(7.6)%
Total assets at May 31, 2021 and November 30, 2020 were $52.2 billion and $47.8 billion, respectively, an increase of 9.3%. During the three and six months ended May 31, 2021, average total assets were approximately 14.7% and 14.6% higher, respectively, than total assets at May 31, 2021.
Our total Financial instruments owned inventory was $19.4 billion at May 31, 2021, an increase of 9.8%, from $17.7 billion at November 30, 2020. During the six months ended May 31, 2021, our total Financial instruments owned inventory increased primarily due to an increase in corporate debt and equity securities, government and federal agency securities and loans and other receivables, partially offset by a decrease in sovereign obligations. Financial instruments sold, not yet purchased inventory was $12.0 billion at May 31, 2021, an increase of 19.4% from $10.0 billion at November 30, 2020, with the increase primarily driven by increases in corporate debt and equity securities, loans, sovereign obligations and derivative contracts, partially offset by a decrease in government and federal agency securities. Our overall net inventory position was $7.5 billion and $7.7 billion at May 31, 2021 and November 30, 2020, respectively, with the decrease primarily due to decreases in sovereign obligations, loans and derivative contracts, partially offset by increases in government and federal agency securities and corporate equity securities. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 2.1% at both May 31, 2021 and November 30, 2020.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities borrowed and securities purchased under agreements to resell increased by 13.4% from November 30, 2020 to May 31, 2021, due to increases in our matched book transactions and firm financing of our inventory, partially offset by an increase in the netting benefit for our collateralized financing transactions. The outstanding balance of our securities loaned and securities sold under agreement to repurchase decreased by 7.6% from November 30, 2020 to May 31, 2021, due to a decrease in the firm financing of our inventory and an increase in the netting benefit for our collateralized financing transactions, partially offset by an increase in our matched book transactions. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2021 were 38.0% and 36.6% higher, respectively, than the May 31, 2021 balance. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2021 were 51.5% and 59.6% higher, respectively, than the May 31, 2021 balance.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2021	Year Ended November 30, 2020
Securities Purchased Under Agreements to Resell:
Period end	$6,917	$5,097
Month end average	9,190	8,040
Maximum month end	12,321	12,061
Securities Sold Under Agreements to Repurchase:
Period end	$7,079	$8,316
Month end average	12,142	13,501
Maximum month end	19,207	18,979
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
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

	May 31, 2021	November 30, 2020
Total assets	$52,171,073	$47,751,997

Total equity	$6,687,348	$6,366,132

Total Jefferies Group LLC member’s equity	$6,681,196	$6,348,743
Deduct: Goodwill and intangible assets	(1,805,277)	(1,805,376)
Tangible Jefferies Group LLC member’s equity	$4,875,919	$4,543,367

Leverage ratio (1)	7.8	7.5
Tangible gross leverage ratio (2)	10.3	10.1
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
Contingency Funding Plan. Our Contingency Funding Plan is based on a model of a potential liquidity contraction over a one year time period. This incorporates potential cash outflows during a market or our idiosyncratic liquidity stress event, including, but not limited to, the following:
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
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $13.4 billion at May 31, 2021 exceeded our cash capital requirements.
MLO. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment. During a liquidity stress, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change. As a result of our policy to ensure we have sufficient funds to cover what we estimate may be needed in a liquidity stress, we hold more cash and unencumbered securities and have greater long-term debt balances than our businesses would otherwise require. As part of this estimation process, we calculate an MLO that could be experienced in a liquidity stress. MLO is based on a scenario that includes both a market-wide stress and firm-specific stress, characterized by some or all of the following elements:
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
•A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a stress.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2021, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2021	Average Balance Three Months ended May 31, 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$2,108,019	$3,136,547	$1,979,058
Money market investments (2)	4,112,874	2,971,160	5,132,871
Total cash and cash equivalents	6,220,893	6,107,707	7,111,929
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,650,901	1,204,579	1,180,410
Other (4)	387,422	411,235	312,511
Total other sources	2,038,323	1,615,814	1,492,921
Total cash and cash equivalents and other liquidity sources	$8,259,216	$7,723,521	$8,604,850
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.8%		18.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.4%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2021 and November 30, 2020, $4,098.0 million and $5,118.0 million, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both May 31, 2021 and November 30, 2020 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended May 31, 2021 was $2,955.0 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2021, we had the ability to readily obtain repurchase financing for 70.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2021 and November 30, 2020 (in thousands):

	May 31, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,839,654	$444,428	$2,191,536	$238,129
Corporate debt securities	2,579,263	40,672	2,298,591	50,217
U.S. government, agency and municipal securities	4,000,885	400,906	3,336,361	110,586
Other sovereign obligations	2,236,240	1,263,841	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,952,468	—	1,652,743	—
Loans and other receivables	142,948	—	564,112	—
Total	$13,751,458	$2,149,847	$12,562,271	$1,500,204
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
Average liquid financial instruments were $15.9 billion and $16.9 billion for the three and six months ended May 31, 2021, respectively, and $16.3 billion and $21.5 billion for the three and twelve months ended November 30, 2020, respectively. Average unencumbered liquid financial instruments were $1.7 billion for both the three and six months ended May 31, 2021 and $1.4 billion for both the three and twelve months ended November 30, 2020.
In addition to being able to be readily financed at reasonable haircut levels, we estimate that each of the individual securities within each asset class above could be sold into the market and converted into cash within three business days under normal market conditions, assuming that the entire portfolio of a given asset class was not simultaneously liquidated. There are no restrictions on the unencumbered liquid securities, nor have they been pledged as collateral.
Sources of Funding and Capital Resources
Our assets are funded by equity capital, senior debt, securities loaned, securities sold under agreements to repurchase, customer free credit balances, bank loans and other payables.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At May 31, 2021, approximately 64.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the six months ended May 31, 2021, an average of approximately 72.0% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately nine months at May 31, 2021.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes totaled $475.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $825.2 million and $854.5 million for the three and six months ended May 31, 2021, respectively.
Our short-term borrowings include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At May 31, 2021, we were in compliance with all covenants under these facilities. Our facilities are with a bank and are included within short-term borrowings at May 31, 2021 were $413.0 million. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.
Our short-term borrowings at May 31, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $56.0 million.
In addition, a bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12%. Interest is charged based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At May 31, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2021, the outstanding notes were $3.5 billion, bear interest at a spread over London Interbank Offered Rate (“LIBOR”) and mature from June 2021 to April 2023.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Total Long-Term Capital
At May 31, 2021 and November 30, 2020, we had total long-term capital of $13.4 billion and $13.0 billion, respectively, resulting in a long-term debt to equity capital ratio of 1:1 and 1.05:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at May 31, 2021 and November 30, 2020 was as follows (in thousands):

	May 31, 2021	November 30, 2020
Unsecured Long-Term Debt (1)	$6,718,532	$6,655,948
Total Equity	6,687,348	6,366,132
Total Long-Term Capital	$13,405,880	$13,022,080
(1)The amount at May 31, 2021 excludes $248.8 million of our outstanding borrowings under our senior secured revolving credit facility (“Revolving Credit Facility”), $375.0 million of outstanding borrowings under our secured credit facility (“Secured Credit Facility”) and $50.0 million of our secured bank loan. The amount at November 30, 2020 excludes $189.7 million of our outstanding borrowings under our previous revolving credit facility, which matured in six months ended May 31, 2021, and $50.0 million of our secured bank loan.
Long-Term Debt
During the six months ended May 31, 2021, long-term debt increased $496.6 million to $7,392.3 million at May 31, 2021 as presented in our Consolidated Statements of Financial Condition, primarily due to an increase of $375.0 million from our borrowings under our Secured Credit Facility, approximately $59.5 million of structured notes issuances, net of retirements, a $59.0 million net increase due to our Revolving Credit Facility and changes in instrument specific credit risk on our structured notes, partially offset by losses associated with interest rate swaps based on their designation as fair value hedges. At May 31, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at May 31, 2021 was $1,820.0 million.
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At May 31, 2021, borrowings under the Revolving Credit Facility amounted to $248.8 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at May 31, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at May 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require the borrower to maintain specified leverage amounts and impose certain restrictions on the borrower’s future indebtedness. At May 31, 2021, we were in compliance with all debt covenants under the Secured Credit Facility.
One of our subsidiaries has a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matures on September 27, 2021 and is collateralized by certain trading securities. Interest on the Secured Bank Loan is 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restrict lien or encumbrance upon any of the pledged collateral. At May 31, 2021, we were in compliance with all covenants under the Loan and Security Agreement.
At May 31, 2021, our unsecured long-term debt, which excludes the Revolving Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 10.4 years.
For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our long-term debt ratings at May 31, 2021 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Positive
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable
(1)On March 15, 2021, Moody’s Investor Service (“Moody’s) affirmed our rating of Baa3 and revised our rating outlook from stable to positive.
At May 31, 2021, the long-term ratings on our principal operating broker-dealers, Jefferies LLC and Jefferies International Limited (a broker-dealer in the United Kingdom (“U.K.”)) are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $120.1 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2020, the $332.5 million increase to Total Jefferies Group LLC member’s equity at May 31, 2021 is primarily attributed to net earnings, partially offset by net distributions to Jefferies and changes in instrument specific credit risk on structured notes. During the three and six months ended May 31, 2021, we recognized gains due to foreign currency translation adjustments, net of tax, of $3.4 million and $14.2 million, respectively, the majority of which is due to our £959.4 million investment in our London subsidiaries at May 31, 2021. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, if any, are included in Other comprehensive income. For further information on foreign currency translations, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
During the six months ended May 31, 2021, we paid distributions of $400.6 million to Jefferies, based on our results for the six months ended February 28, 2021. In addition, during the six months ended May 31, 2021, we received a contribution of $153.6 million from Jefferies and paid an additional distribution of $153.6 million to Jefferies. At May 31, 2021, we have accrued a distribution payable of $159.4 million, based on our results for the three months ended May 31, 2021.
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
At May 31, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,518,186	$1,394,465
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC-registered swap dealers not subject to regulation by a banking regulator. These provisions will result in certain of our entities becoming subject to regulatory capital requirements for the first time, namely Jefferies Financial Services, Inc., which registered as a swap dealer with the CFTC during January 2013 and Jefferies Financial Products LLC, which registered during August 2014. Compliance with these rules is required by October 6, 2021.
The regulatory capital requirements referred to above may restrict our ability to withdraw capital from our regulated subsidiaries.
Other Developments
The U.K. left the European Union on January 31, 2020 and the current transition period ended on December 31, 2020. On January 1, 2021, our U.K. broker dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. We have taken steps to ensure our ability to provide services to our European clients without interruption by establishing a wholly-owned subsidiary in Germany (“Jefferies GmbH”), which is authorized and regulated in Germany by the Federal Financial Services Authority (“BaFin”). As of January 1, 2021, all of our European clients were migrated to Jefferies GmbH to conduct business across all of our European investment banking, fixed income and equity platforms. There were no client disruptions or settlement issues experienced after this migration.
Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for IBORs. We have an active transition program that focuses on an orderly transition from IBORs to alternative reference rates, including internal operational readiness and risk management. We are identifying, assessing and monitoring risk associated with the expected discontinuation of IBORs, which includes taking steps to update operational processes and models and evaluating legacy contracts for any changes that may be required.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2021, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
The table below provides information about our contractual obligations at May 31, 2021. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$11.5	$1,372.7	$59.7	$5,274.6	$6,718.5
Revolving credit facility (1)	—	—	248.8	—	—	248.8
Secured bank loan (1)	50.0	—	—	—	—	50.0
Interest payment obligations on long-term debt (2)	155.0	289.9	487.3	459.9	1,602.5	2,994.6
Total	$205.0	$301.4	$2,108.8	$519.6	$6,877.1	$10,011.9
(1)For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Amounts based on applicable interest rates at May 31, 2021.

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
Market risk is present in our market making, proprietary trading, underwriting and investing activities, including our investments in Asset Management separately managed accounts, and is principally managed by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities or derivatives. Due to imperfections in correlations, gains and losses can occur even for positions that are economically hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of our trading businesses.

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
There was a modest decrease in our average firmwide daily VaR to $15.77 million for the three months ended May 31, 2021 from $16.02 million for the three months ended February 28, 2021. The decrease was primarily driven by lower interest rate and credit spread VaR as the volatile period in 2020 driven by the impact of COVID-19 continued to drop from the one year look-back period. This decrease was partially offset by higher equity price VaR driven by longer beta positioning in our Asset Management business during the three months ended May 31, 2021.
The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at May 31, 2021				VaR at February 28, 2021
		Daily VaR for the Three Months Ended May 31, 2021				Daily VaR for the Three Months Ended February 28, 2021
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$4.06	$5.08	$10.77	$3.21	$10.35	$8.58	$11.15	$5.83
Equity Prices	15.53	14.83	18.98	10.57	11.36	10.90	15.71	6.17
Currency Rates	0.06	0.14	0.31	0.06	0.31	0.19	0.31	0.11
Commodity Prices	0.43	0.55	0.77	0.37	0.72	0.42	0.75	0.16
Diversification Effect (2)	(3.60)	(4.83)	N/A	N/A	(6.61)	(4.07)	N/A	N/A
Firmwide	$16.48	$15.77	$20.30	$12.37	$16.13	$16.02	$22.91	$6.94
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2021, results of the evaluation at the aggregate level demonstrated three days when the net trading loss exceeded the 95% one day VaR due to our asset management and equity businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below reflects our daily VaR over the last four quarters. The increases from August 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions. Equity exposure increased at various points in the current year quarter, which was offset as the highly volatile period in 2020 driven by the impact of COVID-19 dropped out of the one year look-back period.
Daily Net Trading Revenue
There were 20 days with trading losses out of a total of 64 trading days in the three months ended May 31, 2021. The loss days during the three months ended May 31, 2021 were primarily driven by SPAC-related activity, certain block positions and certain funds in our Asset Management business. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2021 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$90,021
Private investments	14,249
Corporate debt securities in default	11,955
Trade claims	5,180
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.7 million at May 31, 2021, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Current counterparty credit exposures at May 31, 2021 and November 30, 2020 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
AAA Range	$—	$—	$—	$1.1	$—	$0.1	$—	$1.2	$4,112.9	$5,132.9	$4,112.9	$5,134.1
AA Range	60.0	45.2	104.5	111.7	32.9	9.8	197.4	166.7	14.4	7.8	211.8	174.5
A Range	0.4	0.2	621.5	542.2	178.0	147.2	799.9	689.6	2,092.1	1,967.9	2,892.0	2,657.5
BBB Range	279.6	250.5	129.1	110.2	16.0	18.1	424.7	378.8	1.4	2.2	426.1	381.0
BB or Lower	50.0	50.0	7.2	8.3	134.3	201.6	191.5	259.9	0.1	0.1	191.6	260.0
Unrated	141.0	142.0	—	—	—	0.2	141.0	142.2	—	1.0	141.0	143.2
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$93.5	$72.6	$8.6	$6.9	$117.1	$94.5	$266.6	$248.4	$383.7	$342.9
Europe	0.2	0.1	324.4	313.0	33.7	42.5	358.3	355.6	245.2	96.4	603.5	452.0
North America	515.8	472.8	444.4	387.9	318.9	327.6	1,279.1	1,188.3	5,709.1	6,767.1	6,988.2	7,955.4
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020	May 31, 2021	November 30, 2020
Asset Managers	$—	$0.2	$—	$—	$—	$—	$—	$0.2	$4,112.9	$5,132.9	$4,112.9	$5,133.1
Banks, Broker-dealers	280.0	250.7	656.5	558.6	226.7	178.8	1,163.2	988.1	2,108.0	1,979.0	3,271.2	2,967.1
Corporates	150.0	132.7	—	—	128.7	183.9	278.7	316.6	—	—	278.7	316.6
As Agent Banks	—	—	184.1	190.0	—	—	184.1	190.0	—	—	184.1	190.0
Other	101.0	104.3	21.7	24.9	5.8	14.3	128.5	143.5	—	—	128.5	143.5
Total	$531.0	$487.9	$862.3	$773.5	$361.2	$377.0	$1,754.5	$1,638.4	$6,220.9	$7,111.9	$7,975.4	$8,750.3
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at May 31, 2021 and November 30, 2020 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$484.1	$(246.1)	$(86.0)	$0.2	$68.4	$2.1	$194.5	$222.7	$417.2
Germany	493.3	(321.1)	122.0	—	61.0	13.5	42.5	368.7	411.2
Canada	148.7	(94.5)	1.1	—	48.0	142.5	6.8	245.8	252.6
Hong Kong	37.8	(16.3)	—	—	1.1	—	173.0	22.6	195.6
China	522.0	(339.9)	(27.2)	—	—	—	—	154.9	154.9
Ireland	140.6	(6.3)	(0.3)	—	—	—	—	134.0	134.0
Switzerland	135.1	(58.6)	2.3	—	33.0	7.6	1.8	119.4	121.2
Austria	171.3	(56.4)	—	—	—	—	—	114.9	114.9
Netherlands	393.9	(337.5)	—	—	4.1	0.3	0.1	60.8	60.9
Italy	1,009.6	(813.0)	(137.5)	—	—	0.1	0.7	59.2	59.9
Total	$3,536.4	$(2,289.7)	$(125.6)	$0.2	$215.6	$166.1	$419.4	$1,503.0	$1,922.4

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0
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
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We have adopted enhanced cleaning practices across our offices, have established protocols for office access, travel, meetings and entertainment to ensure the safety of our people and clients, and continue to work actively with our employees to navigate the changing environment. Our Business Continuity Plan is operating effectively across a largely remote working environment across all functions without any significant disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of May 31, 2021 and November 30, 2020; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 9, 2021	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)