Form 10-Q
period 2021-08-31
Jefferies Group LLC
filed 2021-10-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
4.850% Senior Notes Due 2027	JEF/27A	New York Stock Exchange
5.125% Senior Notes Due 2023	JEF/23	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF/32A	New York Stock Exchange
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format as permitted by Instruction H(2).

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
August 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	August 31, 2021	November 30, 2020
ASSETS
Cash and cash equivalents (includes $34 and $468 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	$7,186,392	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	514,519	604,321
Financial instruments owned, at fair value (includes securities pledged of $12,447,226 and $13,065,585 at August 31, 2021 and November 30, 2020, respectively; and $37,581 and $5,238 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	19,184,037	17,686,052
Loans to and investments in related parties	1,138,850	1,000,730
Securities borrowed	6,212,491	6,934,762
Securities purchased under agreements to resell	8,011,550	5,096,769
Securities received as collateral, at fair value	9,853	7,517
Receivables:
Brokers, dealers and clearing organizations ($13,129 and $12,919 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	3,861,596	4,158,823
Customers	1,871,203	1,286,925
Fees, interest and other	489,874	397,630
Premises and equipment	863,618	847,127
Goodwill	1,648,704	1,646,933
Other assets ($0 and $131 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	1,054,129	972,479
Total assets	$52,046,816	$47,751,997
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $5,067 at fair value at August 31, 2021 and November 30, 2020, respectively)	$307,297	$764,715
Financial instruments sold, not yet purchased, at fair value ($58 and $2,466 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	12,734,067	10,017,522
Collateralized financings:
Securities loaned	1,764,488	1,810,748
Securities sold under agreements to repurchase	7,571,813	8,316,269
Other secured financings (includes $2,493 and $1,543 at fair value at August 31, 2021 and November 30, 2020, respectively; and $3,548,240 and $2,769,674 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	3,550,733	2,771,217
Obligation to return securities received as collateral, at fair value	9,853	7,517
Payables:
Brokers, dealers and clearing organizations	4,036,206	3,325,753
Customers (includes $267 and $0 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	4,292,273	4,251,556
Lease liabilities	535,110	561,249
Accrued expenses and other liabilities (includes $1,798 and $1,202 at August 31, 2021 and November 30, 2020, respectively, related to consolidated VIEs)	2,990,109	2,663,639
Long-term debt (includes $1,790,645 and $1,712,245 at fair value at August 31, 2021 and November 30, 2020, respectively)	7,354,345	6,895,680
Total liabilities	45,146,294	41,385,865
EQUITY
Member’s paid-in capital	7,188,343	6,569,328
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(136,651)	(141,843)
Changes in instrument specific credit risk	(147,673)	(71,151)
Additional minimum pension liability	(7,812)	(8,104)
Available-for-sale securities	377	513
Total accumulated other comprehensive loss	(291,759)	(220,585)
Total Jefferies Group LLC member’s equity	6,896,584	6,348,743
Noncontrolling interests	3,938	17,389
Total equity	6,900,522	6,366,132
Total liabilities and equity	$52,046,816	$47,751,997

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues:
Commissions and other fees	$214,393	$204,313	$673,974	$627,115
Principal transactions	225,797	560,665	1,342,075	1,399,850
Investment banking	1,180,676	615,837	3,185,038	1,595,330
Asset management fees and revenues	10,309	6,772	62,259	23,068
Interest	194,670	195,960	620,649	702,569
Other	28,902	11,526	156,259	(6,020)
Total revenues	1,854,747	1,595,073	6,040,254	4,341,912
Interest expense	204,717	211,629	643,440	753,405
Net revenues	1,650,030	1,383,444	5,396,814	3,588,507
Non-interest expenses:
Compensation and benefits	767,564	725,555	2,677,294	1,932,332
Non-compensation expenses:
Floor brokerage and clearing fees	69,129	66,744	222,326	204,943
Technology and communications	106,793	102,635	319,096	287,413
Occupancy and equipment rental	28,590	27,053	89,419	78,951
Business development	24,276	7,637	69,280	45,953
Professional services	55,011	41,173	159,079	127,832
Underwriting costs	21,474	29,071	90,641	59,085
Other	17,472	20,175	109,489	80,351
Total non-compensation expenses	322,745	294,488	1,059,330	884,528
Total non-interest expenses	1,090,309	1,020,043	3,736,624	2,816,860
Earnings before income taxes	559,721	363,401	1,660,190	771,647
Income tax expense	140,567	95,870	428,718	203,855
Net earnings	419,154	267,531	1,231,472	567,792
Net losses attributable to noncontrolling interests	(597)	(531)	(1,163)	(4,397)
Net earnings attributable to Jefferies Group LLC	$419,751	$268,062	$1,232,635	$572,189
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net earnings	$419,154	$267,531	$1,231,472	$567,792
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(8,937)	74,960	5,484	37,438
Changes in instrument specific credit risk (2)	14,499	(133,259)	(76,522)	38,475
Unrealized gains (losses) on available-for-sale securities	(49)	(22)	(136)	411
Total other comprehensive income (loss), net of tax (3)	5,513	(58,321)	(71,174)	76,324
Comprehensive income	424,667	209,210	1,160,298	644,116
Net losses attributable to noncontrolling interests	(597)	(531)	(1,163)	(4,397)
Comprehensive income attributable to Jefferies Group LLC	$425,264	$209,741	$1,161,461	$648,513

(1)The amounts include income tax benefits (expenses) of approximately $2.9 million and $(1.6) million during the three and nine months ended August 31, 2021, respectively, and income tax (expenses) of approximately $(25.6) million and $(13.7) million during the three and nine months ended August 31, 2020, respectively.
(2)The amounts include income tax benefits (expenses) of approximately $(4.6) million and $24.8 million during the three and nine months ended August 31, 2021, respectively, and income tax benefits (expenses) of $45.5 million and $(13.1) million during the three and nine months ended August 31, 2020, respectively. The amounts during the three and nine months ended August 31, 2021 also include net gains (losses) of $1.0 million and $(1.9) million, respectively, net of income tax benefits (expenses) of $(0.3) million and $0.6 million, respectively, related to changes in instrument specific credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings. The amounts during the three and nine months ended August 31, 2020 include net gains (losses) of $0.6 million and $(0.9) million, respectively, net of income tax benefits (expenses) of $(0.2) million and $0.3 million, respectively, related to changes in instrument specific credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statements of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Member’s paid-in capital:
Balance, beginning of period	$6,978,468	$6,481,740	$6,569,328	$6,329,677
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	2,698	—
Net earnings attributable to Jefferies Group LLC	419,751	268,062	1,232,635	572,189
Contribution from Jefferies Financial Group Inc.	—	—	153,557	—
Distributions to Jefferies Financial Group Inc.	(209,876)	(134,031)	(769,875)	(286,095)
Balance, end of period	$7,188,343	$6,615,771	$7,188,343	$6,615,771
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(297,272)	$(69,560)	$(220,585)	$(204,205)
Currency translation and other adjustments	(8,937)	74,960	5,484	37,438
Changes in instrument specific credit risk	14,499	(133,259)	(76,522)	38,475
Unrealized gains (losses) on available-for-sale securities	(49)	(22)	(136)	411
Balance, end of period	$(291,759)	$(127,881)	$(291,759)	$(127,881)
Total Jefferies Group LLC member’s equity	$6,896,584	$6,487,890	$6,896,584	$6,487,890
Noncontrolling interests:
Balance, beginning of period	$6,152	$17,598	$17,389	$4,275
Net losses attributable to noncontrolling interests	(597)	(531)	(1,163)	(4,397)
Contributions	—	1,000	2,595	18,405
Distributions	(1,617)	(1,503)	(14,883)	(1,719)
Balance, end of period	$3,938	$16,564	$3,938	$16,564
Total equity	$6,900,522	$6,504,454	$6,900,522	$6,504,454

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$1,231,472	$567,792
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	58,417	49,450
Goodwill impairment	400	3,000
Bad debt expense	39,410	9,401
(Income) loss on loans to and investments in related parties	(145,552)	25,524
Distributions received on investments in related parties	—	35,949
Other adjustments	(69,122)	256,872
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	34,237	(20,955)
Receivables:
Brokers, dealers and clearing organizations	259,989	265,354
Customers	(584,407)	534,057
Fees, interest and other	(81,036)	(35,029)
Securities borrowed	724,187	382,907
Financial instruments owned	(1,490,030)	(1,115,993)
Securities purchased under agreements to resell	(2,911,738)	(979,989)
Other assets	(68,847)	(235,829)
Payables:
Brokers, dealers and clearing organizations	707,376	(16,565)
Customers	40,718	128,167
Securities loaned	(48,397)	387,692
Financial instruments sold, not yet purchased	2,710,110	366,626
Securities sold under agreements to repurchase	(748,003)	(260,144)
Lease liabilities	(42,148)	(38,441)
Accrued expenses and other liabilities	247,726	835,964
Net cash provided by (used in) operating activities	(135,238)	1,145,810
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,250,509)	(1,338,499)
Capital distributions from investments and repayments of loans from related parties	2,257,245	1,328,392
Net payments on premises and equipment	(81,419)	(82,651)
Transfer of net assets from Jefferies Financial Group Inc.	(2,173)	—
Net cash used in investing activities	(76,856)	(92,758)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended August 31,
	2021	2020
Cash flows from financing activities:
Proceeds from short-term borrowings	646,000	1,563,800
Payments on short-term borrowings	(1,097,090)	(1,269,851)
Proceeds from issuance of long-term debt, net of issuance costs	582,190	521,170
Repayment of long-term debt	(102,690)	(675,909)
Contributions from Jefferies Financial Group Inc.	153,557	—
Distributions to Jefferies Financial Group Inc.	(713,557)	(164,644)
Net proceeds from other secured financings	779,516	323,899
Net change in bank overdrafts	(6,350)	(37,758)
Proceeds from contributions of noncontrolling interests	2,595	18,405
Payments on distributions to noncontrolling interests	(14,883)	(1,719)
Net cash provided by financing activities	229,288	277,393
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,704	19,723
Net increase in cash, cash equivalents and restricted cash	18,898	1,350,168
Cash, cash equivalents and restricted cash at beginning of period	7,682,013	6,329,712
Cash, cash equivalents and restricted cash at end of period	$7,700,911	$7,679,880

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$695,642	$834,180
Income taxes, net	489,842	56,906
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	August 31, 2021	November 30, 2020
Cash and cash equivalents	$7,186,392	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	514,519	570,084
Total cash, cash equivalents and restricted cash	$7,700,911	$7,682,013
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
During the nine months ended August 31, 2021, there were no significant changes made to the Company’s significant accounting policies.

Note 3. Accounting Developments
Adopted Accounting Standards
Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. We adopted the guidance in the first quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Credit Losses on Financial Assets Measured at Amortized Cost
Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of our secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets. During the nine months ended August 31, 2021, we incurred bad debt expense of $39.0 million related to a specific default in our prime brokerage business.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.01 billion and $956.0 million at August 31, 2021 and November 30, 2020, respectively, by level within the fair value hierarchy (in thousands):

	August 31, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,749,263	$172,383	$85,068	$—	$3,006,714
Corporate debt securities	—	3,251,502	8,156	—	3,259,658
Collateralized debt obligations and collateralized loan obligations	—	240,315	52,466	—	292,781
U.S. government and federal agency securities	4,506,638	109,919	—	—	4,616,557
Municipal securities	—	431,909	—	—	431,909
Sovereign obligations	1,211,554	963,804	—	—	2,175,358
Residential mortgage-backed securities	—	391,189	1,436	—	392,625
Commercial mortgage-backed securities	—	388,073	2,680	—	390,753
Other asset-backed securities	—	246,507	77,433	—	323,940
Loans and other receivables	—	2,725,398	90,335	—	2,815,733
Derivatives	3,028	2,373,375	22,284	(1,981,578)	417,109
Investments at fair value	—	6,313	40,181	—	46,494
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,470,483	$11,300,687	$380,039	$(1,981,578)	$18,169,631
Securities received as collateral	$9,853	$—	$—	$—	$9,853

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,014,034	$12,131	$4,387	$—	$2,030,552
Corporate debt securities	—	1,890,158	528	—	1,890,686
U.S. government and federal agency securities	3,713,613	—	—	—	3,713,613
Sovereign obligations	1,165,251	805,760	—	—	1,971,011
Commercial mortgage-backed securities	—	—	140	—	140
Loans	—	2,185,793	25,212	—	2,211,005
Derivatives	1,995	3,068,768	189,346	(2,343,049)	917,060
Total financial instruments sold, not yet purchased	$6,894,893	$7,962,610	$219,613	$(2,343,049)	$12,734,067
Other secured financings	$—	$—	$2,493	$—	$2,493
Obligation to return securities received as collateral	$9,853	$—	$—	$—	$9,853
Long-term debt	$—	$1,005,033	$785,612	$—	$1,790,645
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	August 31, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$462,600	$—
Equity Funds (3)	33,616	10,593
Commodity Funds (4)	23,540	—
Multi-asset Funds (5)	398,962	—
Other Funds (6)	95,688	6,090
Total	$1,014,406	$16,683

	November 30, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	23,821	11,242
Commodity Funds (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$955,984	$16,242
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At August 31, 2021 and November 30, 2020, approximately 72% and 94%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At August 31, 2021 approximately 22% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. At both August 31, 2021 and November 30, 2020, approximately 6% of the fair value of investments in this category are redeemable quarterly with 60 days prior written notice.

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
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At August 31, 2021 and November 30, 2020, investments representing approximately 79% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice.
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
Securities Received as Collateral / Obligations to Return Securities Received as Collateral
In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within the corresponding leveling guidance above. These financial instruments are typically categorized within Level 1 of the fair value hierarchy.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2021 (in thousands):

	Three Months Ended August 31, 2021
	Balance at May 31, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2021	For instruments still held at August 31, 2021 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$71,724	$14,302	$208	$(1,488)	$(16)	$—	$338	$85,068	$15,390	$—
Corporate debt securities	7,985	405	14,898	(17,317)	(20)	—	2,205	8,156	192	—
CDOs and CLOs	26,466	2,539	50,199	(33,234)	(1,518)	—	8,014	52,466	(730)	—
RMBS	6,033	(42)	—	(417)	(61)	—	(4,077)	1,436	(14)	—
CMBS	1,176	(103)	1,607	—	—	—	—	2,680	1,530	—
Other ABS	70,555	30	18,611	(274)	(14,426)	—	2,937	77,433	(3,145)	—
Loans and other receivables	119,550	(463)	14,796	(29,557)	(5,873)	—	(8,118)	90,335	817	—
Investments at fair value	40,385	151	16	—	(371)	—	—	40,181	151	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,462	$(75)	$—	$—	$—	$—	$—	$4,387	$75	$—
Corporate debt securities	927	(7)	—	—	—	—	(392)	528	7	—
CMBS	35	—	—	105	—	—	—	140	—	—
Loans	20,389	(8)	(3,118)	1,710	—	—	6,239	25,212	6	—
Net derivatives (2)	227,058	20,869	(1,868)	—	665	—	(79,662)	167,062	(22,433)	—
Other secured financings	2,493	—	—	—	—	—	—	2,493	—	—
Long-term debt	795,098	(17,106)	—	—	—	22,330	(14,710)	785,612	13,204	3,902
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended August 31, 2021
During the three months ended August 31, 2021, transfers of assets of $37.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Other ABS of $13.7 million, Loans and other receivables of $13.4 million, CDOs and CLOs of $8.0 million and Corporate debt securities of $2.5 million due to reduced pricing transparency.
During the three months ended August 31, 2021, transfers of assets of $36.6 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $21.5 million, Other ABS of $10.7 million and RMBS of $4.1 million due to greater pricing transparency supporting classification into Level 2.
During the three months ended August 31, 2021, transfers of liabilities of $51.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $32.9 million, Loans of $9.7 million and structured notes within Long-term debt of $9.2 million due to reduced pricing and market transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended August 31, 2021, transfers of liabilities of $140.3 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $112.5 million and structured notes within Long-term debt of $23.9 million due to greater pricing transparency.
Net gains on Level 3 assets were $16.8 million and net losses on Level 3 liabilities were $3.7 million for the three months ended August 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and CDOs and CLOs. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives, partially offset by decreases in structured notes within Long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2021 (in thousands):

	Nine Months Ended August 31, 2021
	Balance at November 30, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2021	For instruments still held at August 31, 2021 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$29,430	$7,900	$(37,794)	$(16)	$—	$9,751	$85,068	$14,231	$—
Corporate debt securities	23,146	1,600	1,513	(3,721)	(128)	—	(14,254)	8,156	331	—
CDOs and CLOs	10,513	6,745	58,868	(29,277)	(1,916)	—	7,533	52,466	(4,716)	—
RMBS	21,826	(195)	157	(784)	(291)	—	(19,277)	1,436	(123)	—
CMBS	2,003	134	2,590	(393)	(1,639)	—	(15)	2,680	741	—
Other ABS	79,995	4,770	38,785	(26,642)	(25,966)	—	6,491	77,433	(6,955)	—
Loans and other receivables	77,042	10,062	51,933	(55,693)	(5,509)	—	12,500	90,335	1,714	—
Investments at fair value	67,108	(1,942)	144	(23,575)	(1,554)	—	—	40,181	(3,832)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$(12)	$(22)	$—	$—	$—	$(13)	$4,387	$13	$—
Corporate debt securities	141	375	—	12	—	—	—	528	(375)	—
CMBS	35	—	(35)	140	—	—	—	140	—	—
Loans	16,635	1,308	(7,182)	14,083	—	—	368	25,212	(4,094)	—
Net derivatives (2)	26,017	33,173	(1,548)	49,871	768	—	58,781	167,062	(33,007)	—
Other secured financings	1,543	—	—	—	—	950	—	2,493	—	—
Long-term debt	676,028	25,323	—	—	—	58,000	26,261	785,612	31,992	(57,315)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Nine Months Ended August 31, 2021
During the nine months ended August 31, 2021, transfers of assets of $50.9 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $17.4 million, Other ABS of $12.5 million, Corporate equity securities of $10.2 million and CDOs and CLOs of $7.6 million due to reduced pricing transparency.
During the nine months ended August 31, 2021, transfers of assets of $48.2 million from Level 3 to Level 2 are primarily attributed to:
•RMBS of $19.3 million, Corporate debt securities of $17.5 million, Other ABS of $6.0 million and Loans and other receivables of $4.9 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2021, transfers of liabilities of $100.0 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $73.4 million and structured notes within Long-term debt of $26.3 million due to reduced pricing and market transparency.
During the nine months ended August 31, 2021, transfers of liabilities of $14.6 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $14.6 million due to greater pricing transparency.
Net gains on Level 3 assets were $50.6 million and net losses on Level 3 liabilities were $60.2 million for the nine months ended August 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs, Loans and other receivables and Other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of certain derivatives and structured notes within Long-term debt.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2020 (in thousands):

	Three Months Ended August 31, 2020
	Balance at May 31, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at August 31, 2020	For instruments still held at August 31, 2020, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$76,100	$(588)	$699	$—	$—	$—	$1,619	$77,830	$(588)	$—
Corporate debt securities	25,178	(889)	4	(394)	—	—	(630)	23,269	(881)	—
CDOs and CLOs	23,139	3,796	39	(7,539)	(2,075)	—	10,576	27,936	385	—
RMBS	22,339	1,240	—	—	(774)	—	5,512	28,317	1,262	—
CMBS	4,461	202	—	—	—	—	—	4,663	198	—
Other ABS	86,062	(1,585)	3,313	—	(7,442)	—	(17,011)	63,337	(5,101)	—
Loans and other receivables	68,429	8,302	18,492	(13,897)	(355)	—	24,463	105,434	8,633	—
Investments at fair value	63,959	(3,257)	2,182	—	(13,003)	—	—	49,881	(4,406)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,190	$(12)	$—	$—	$—	$—	$189	$4,367	$12	$—
Corporate debt securities	163	(15)	—	—	—	—	—	148	15	—
CMBS	140	—	(140)	35	—	—	—	35	—	—
Loans	10,674	6,636	(23,001)	3,558	—	—	48,727	46,594	(6,591)	—
Net derivatives (2)	45,131	(12,175)	(1,404)	13,089	(648)	—	(21,568)	22,425	12,007	—
Other secured financings	—	(617)	—	—	—	4,019	—	3,402	617	—
Long-term debt	497,040	130,463	—	—	—	5,749	(2,992)	630,260	(42,163)	(88,300)
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
•Loans and other receivables of $31.8 million, CDOs and CLOs of $19.5 million, Other ABS of $5.8 million and RMBS of $5.5 million due to reduced pricing transparency.
During the three months ended August 31, 2020, transfers of assets of $39.9 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $22.9 million, CDOs and CLOs of $8.9 million and Loans and other receivables of $7.4 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended August 31, 2020, transfers of liabilities of $54.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans of $50.1 million and Net derivatives of $4.1 million due to reduced pricing transparency.
During the three months ended August 31, 2020, transfers of liabilities of $30.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $25.6 million and structured notes within Long-term debt of $3.0 million due to greater pricing and market transparency.
Net gains on Level 3 assets were $7.2 million and net losses on Level 3 liabilities were $124.3 million for the three months ended August 31, 2020. Net gains on Level 3 assets were primarily due to increased market values across Loans and other receivables and CDOs and CLOs, partially offset by decreased market values across Investments at fair value and Other ABS. Net losses on Level 3 liabilities were primarily due to increased valuations of certain structured notes within Long-term debt, partially offset by decreased market values across certain derivatives.
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
•Corporate equity securities of $36.6 million, CDOs and CLOs of $34.1 million, Other ABS of $23.5 million, Corporate debt securities of $18.6 million and Loans and other receivables of $13.4 million due to reduced pricing transparency.
During the nine months ended August 31, 2020, transfers of assets of $22.3 million from Level 3 to Level 2 are primarily attributed to:
•Loans and other receivables of $9.2 million, Other ABS of $5.6 million and Corporate equity securities of $3.1 million due to greater pricing transparency supporting classification into Level 2.
During the nine months ended August 31, 2020, transfers of liabilities of $37.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $35.2 million due to reduced pricing transparency.
During the nine months ended August 31, 2020, transfers of liabilities of $106.2 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $60.7 million and net derivatives of $45.0 million due to greater market and pricing transparency.
Net losses on Level 3 assets were $58.1 million and net gains on Level 3 liabilities were $50.1 million for the nine months ended August 31, 2020. Net losses on Level 3 assets were primarily due to decreased market values across Investments at fair value, CDOs and CLOs, Loans and other receivables and Corporate equity securities. Net gains on Level 3 liabilities were primarily due to decreased market values across derivatives, partially offset by increased valuations of certain structured notes within Long-term debt.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at August 31, 2021 and November 30, 2020
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

August 31, 2021
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$84,680
Non-exchange traded securities		Market approach	Price	$1	-	$366	$189
			EBITDA multiple	3.7			—
Corporate debt securities	$8,156	Market approach	Price	$13	-	$73	$46
		Scenario analysis	Estimated recovery percentage	20%			—
CDOs and CLOs	$52,466	Discounted cash flows	Constant prepayment rate	2%	-	20%	19%
			Constant default rate	1%	-	2%	2%
			Loss severity	25%	-	60%	28%
			Discount rate/yield	7%	-	30%	15%
		Market approach	Price	$100	-	$104	$101
			Transaction level	€100			—
CMBS	$2,680	Scenario analysis	Estimated recovery percentage	81%			—
Other ABS	$77,433	Discounted cash flows	Discount rate/yield	2%	-	15%	8%
			Cumulative loss rate	7%	-	80%	15%
			Duration (years)	0.7	-	2.4	1.4
		Market approach	Price	$60	-	$100	$90
Loans and other receivables	$89,112	Market approach	Price	$10	-	$100	$69
		Scenario analysis	Estimated recovery percentage	8%	-	100%	48%
Derivatives	$20,905
Equity options		Volatility benchmarking	Volatility	36%	-	41%	40%
Interest rate swaps		Market approach	Basis points upfront	0.8	-	11.2	4.3
Investments at fair value	$40,181
Private equity securities		Market approach	Price	$1	-	$169	$51
		Scenario analysis	Estimated recovery percentage	9%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,387
Non-exchange traded securities		Market approach	Price	$1			—
Corporate debt securities	$528	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$25,212	Market approach	Price	$31	-	$92	$62
		Scenario analysis	Estimated recovery percentage	50%			—
Derivatives	$189,346
Equity options		Volatility benchmarking	Volatility	26%	-	56%	43%
Interest rate swaps		Market approach	Basis points upfront	0.1	-	22.1	9.3
Other secured financings	$2,493	Scenario analysis	Estimated recovery percentage	19%	-	100%	59%
Long-term debt
Structured notes	$785,612	Market approach	Price	$82	-	$115	$103
			Price	€80	-	€112	€85

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At August 31, 2021 and November 30, 2020, asset exclusions consisted of $4.4 million and $17.3 million, respectively, primarily comprised of other ABS, RMBS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At August 31, 2021 and November 30, 2020, liability exclusions consisted of $0.1 million and $0.8 million, respectively, primarily comprised of certain derivatives and CMBS.

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
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the transaction level of CDOs and CLOs would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, corporate debt securities, CMBS, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowings and Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Financial instruments owned:
Loans and other receivables	$(7,273)	$1,704	$17,600	$(11,256)
Financial instruments sold, not yet purchased:
Loans	$(574)	$367	$945	$(610)
Loan commitments	—	1,875	—	464
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$(23)	$—	$(92)
Other changes in fair value (2)	—	(1,115)	—	(959)
Other secured financings
Other changes in fair value (2)	$—	$617	$—	$617
Long-term debt:
Changes in instrument specific credit risk (1)	$20,478	$(177,801)	$(103,751)	$49,369
Other changes in fair value (2)	(26,093)	(9,943)	61,695	(78,567)
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
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, short-term borrowings, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	August 31, 2021	November 30, 2020
Financial instruments owned:
Loans and other receivables (1)	$5,788,620	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	123,430	287,889
Long-term debt and short-term borrowings	(73,789)	(42,819)
Other secured financings	2,782	2,782
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $31.8 million and $30.0 million at August 31, 2021 and November 30, 2020, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $61.6 million and $69.7 million at August 31, 2021 and November 30, 2020, respectively, which includes loans and other receivables 90 days or greater past due of $16.4 million and $3.8 million at August 31, 2021 and November 30, 2020, respectively.
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $0 and $34.2 million at August 31, 2021 and November 30, 2020, respectively.

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
The following tables present the fair value and related number of derivative contracts at August 31, 2021 and November 30, 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2021 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$44,100	1	$22,880	1
Foreign exchange contracts:
Bilateral OTC	11,180	5	—	—
Total derivatives designated as accounting hedges	55,280		22,880

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	2,484	39,884	1,587	44,836
Cleared OTC	50,449	4,101	82,597	4,407
Bilateral OTC	453,216	1,568	316,259	854
Foreign exchange contracts:
Exchange-traded	—	30	—	—
Bilateral OTC	662,479	16,373	668,138	16,294
Equity contracts:
Exchange-traded	742,689	1,259,059	789,866	1,212,193
Bilateral OTC	390,703	3,100	1,319,868	2,219
Commodity contracts:
Exchange-traded	553	2,077	370	1,679
Bilateral OTC	—	1	—	—
Credit contracts:
Cleared OTC	28,410	27	45,253	51
Bilateral OTC	12,424	19	13,291	16
Total derivatives not designated as accounting hedges	2,343,407		3,237,229
Total gross derivative assets/ liabilities:
Exchange-traded	745,726		791,823
Cleared OTC	122,959		150,730
Bilateral OTC	1,530,002		2,317,556
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(742,450)		(742,450)
Cleared OTC	(122,587)		(141,384)
Bilateral OTC	(1,116,541)		(1,459,215)
Net amounts per Consolidated Statements of Financial Condition (4)	$417,109		$917,060
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2021	2020	2021	2020
Interest rate swaps	$17,665	$834	$(27,797)	$47,303
Long-term debt	(13,396)	1,634	38,630	(45,539)
Total	$4,269	$2,468	$10,833	$1,764
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2021	2020	2021	2020
Foreign exchange contracts	$39,778	$(393)	$(23,628)	$(393)
Total	$39,778	$(393)	$(23,628)	$(393)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Gains (Losses)	2021	2020	2021	2020
Interest rate contracts	$(152)	$(35,462)	$(20,912)	$(40,630)
Foreign exchange contracts	(38,633)	4,973	32,640	4,126
Equity contracts	(198,979)	(32,782)	(291,991)	113,253
Commodity contracts	1,508	(2,064)	4,071	(2,845)
Credit contracts	(4,927)	(179)	(6,970)	14,205
Total	$(241,183)	$(65,514)	$(283,162)	$88,109
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at August 31, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$61,205	$36	$20,728	$(25,243)	$56,726
Credit default swaps	—	1,028	389	—	1,417
Total return swaps	78,860	60,206	789	(7,489)	132,366
Foreign currency forwards, swaps and options	72,545	7,643	—	(8,809)	71,379
Fixed income forwards	26,952	—	—	—	26,952
Interest rate swaps, options and forwards	39,919	104,882	152,622	(33,967)	263,456
Total	$279,481	$173,795	$174,528	$(75,508)	552,296
Cross product counterparty netting					(29,713)
Total OTC derivative assets included in Financial instruments owned					$522,583
(1)At August 31, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $16.2 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At August 31, 2021, cash collateral received was $121.7 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$8,209	$670,980	$136,499	$(25,243)	$790,445
Credit default swaps	12	19,268	—	—	19,280
Total return swaps	61,866	270,869	—	(7,489)	325,246
Foreign currency forwards, swaps and options	67,044	7,113	—	(8,809)	65,348
Fixed income forwards	29,254	—	—	—	29,254
Interest rate swaps, options and forwards	25,013	46,642	112,617	(33,967)	150,305
Total	$191,398	$1,014,872	$249,116	$(75,508)	1,379,878
Cross product counterparty netting					(29,713)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,350,165
(1)At August 31, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $50.0 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At August 31, 2021, cash collateral pledged was $483.1 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at August 31, 2021 (in thousands):

Counterparty credit quality (1):
A- or higher	$130,680
BBB- to BBB+	13,552
BB+ or lower	165,863
Unrated	212,488
Total	$522,583
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	August 31, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$265.0	$287.1	$—	$552.1
Single name credit default swaps	12.6	6.2	0.2	19.0

	November 30, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4

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

	August 31, 2021	November 30, 2020
Derivative instrument liabilities with credit-risk-related contingent features	$440.4	$284.6
Collateral posted	(216.2)	(129.8)
Collateral received	121.7	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	346.0	296.2
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	August 31, 2021
	Securities Lending Arrangements	Repurchase Agreements	Obligation To Return Securities Received As Collateral, at fair value	Total
Collateral Pledged:
Corporate equity securities	$1,428,901	$207,370	$9,853	$1,646,124
Corporate debt securities	262,099	2,019,062	—	2,281,161
Mortgage-backed and asset-backed securities	—	1,035,695	—	1,035,695
U.S. government and federal agency securities	17,261	8,399,520	—	8,416,781
Municipal securities	—	170,540	—	170,540
Sovereign obligations	56,227	2,211,634	—	2,267,861
Loans and other receivables	—	1,607,536	—	1,607,536
Total	$1,764,488	$15,651,357	$9,853	$17,425,698

	November 30, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received As Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	August 31, 2021
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$693,448	$—	$446,696	$624,344	$1,764,488
Repurchase agreements	6,731,201	2,113,096	2,346,442	4,460,618	15,651,357
Obligation to return securities received as collateral, at fair value	9,853	—	—	—	9,853
Total	$7,434,502	$2,113,096	$2,793,138	$5,084,962	$17,425,698

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
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At August 31, 2021 and November 30, 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.60 billion and $25.85 billion, respectively. At August 31, 2021 and November 30, 2020, a substantial portion of the securities received by us had been sold or repledged.
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

	August 31, 2021
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,212,491	$—	$6,212,491	$(263,043)	$(1,925,452)	$4,023,996
Reverse repurchase agreements	16,091,094	(8,079,544)	8,011,550	(310,547)	(7,669,325)	31,678
Securities received as collateral, at fair value	9,853	—	9,853	—	(9,853)	—
Liabilities:
Securities lending arrangements	$1,764,488	$—	$1,764,488	$(263,043)	$(1,489,230)	$12,215
Repurchase agreements	15,651,357	(8,079,544)	7,571,813	(310,547)	(6,835,756)	425,510
Obligation to return securities received as collateral, at fair value	9,853	—	9,853	—	(9,853)	—

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
(3)Amounts include $3,928.8 million of securities borrowing arrangements, for which we have received securities collateral of $3,790.6 million, and $420.0 million of repurchase agreements, for which we have pledged securities collateral of $432.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4,757.8 million of securities borrowing arrangements, for which we have received securities collateral of $4,617.0 million, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $514.5 million and $604.3 million at August 31, 2021 and November 30, 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Transferred assets	$2,608.1	$983.9	$9,338.1	$4,794.3
Proceeds on new securitizations	2,609.8	983.9	9,339.4	4,794.3
Cash flows received on retained interests	4.5	6.3	14.3	18.6
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at August 31, 2021 and November 30, 2020.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	August 31, 2021		November 30, 2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$382.5	$5.6	$562.5	$7.8
U.S. government agency CMBS	2,755.1	100.3	2,461.2	205.2
CLOs	3,826.5	58.7	3,345.5	39.5
Consumer and other loans	2,250.3	125.7	1,290.6	56.6
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at August 31, 2021 and November 30, 2020 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	August 31, 2021		November 30, 2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$—	$1.2	$—	$1.2
Financial instruments owned	—	37.6	—	5.2
Securities purchased under agreements to resell (2)	3,549.9	—	2,908.9	—
Receivable from brokers	—	13.1	—	12.9
Other assets	—	—	—	0.1
Total assets	$3,549.9	$51.9	$2,908.9	$19.4
Financial instruments sold, not yet purchased	$—	$0.1	$—	$2.5
Other secured financings (3)	3,548.2	—	2,907.8	—
Payables to customers	—	0.3	—	—
Other liabilities (4)	1.7	51.0	1.1	0.4
Total liabilities	$3,549.9	$51.4	$2,908.9	$2.9
(1)Approximately $1.2 million and $0.7 million of the cash amounts at August 31, 2021 and November 30, 2020, respectively, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $138.2 million of the other secured financings at November 30, 2020, are with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $50.9 million and $0.3 million of the other liabilities amounts at August 31, 2021 and November 30, 2020, respectively, represent intercompany payables with related consolidated entities, which are eliminated in consolidation.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	August 31, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$309.3	$2.3	$2,372.2	$8,669.1
Asset-backed vehicles	214.6	—	241.7	3,097.8
Related party private equity vehicles	28.1	—	38.7	80.4
Other investment vehicles	910.1	—	911.0	13,003.0
Total	$1,462.1	$2.3	$3,563.6	$24,850.3

	November 30, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	739.7	—	740.9	12,570.2
Total	$1,071.0	$0.2	$1,790.8	$21,935.0
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both August 31, 2021 and November 30, 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.0 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $28.1 million and $19.0 million at August 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At August 31, 2021 and November 30, 2020, we had equity commitments to invest $762.1 million and $749.3 million, respectively, in various other investment vehicles, of which $761.2 million and $748.1 million was funded, respectively. The carrying value of our equity investments was $910.1 million and $739.7 million at August 31, 2021 and November 30, 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At August 31, 2021 and November 30, 2020, we held $695.9 million and $1,571.6 million of agency mortgage-backed securities, respectively, and $189.0 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 9. Investments
At August 31, 2021, we had investments in JFIN Parent LLC (“Jefferies Finance”) and Berkadia. In August 2021, Jefferies Finance LLC’s corporate structure was reorganized and its debt was refinanced. As a result, we now hold an equity interest in JFIN Parent LLC and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Our investments in Jefferies Finance and Berkadia have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Jefferies Finance
Jefferies Finance, a joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio & Asset Management. The Leveraged Finance Arrangement business line participates in transactions typically ranging from $250.0 million to $1.50 billion for borrowers. Loans are originated primarily through the investment banking efforts of Jefferies LLC. The Portfolio & Asset Management business line, collectively referred to as Jefferies Credit Partners, is a private credit platform that manages more than $10.0 billion of proprietary and third party capital invested across commingled funds, separately managed accounts and CLOs.
At August 31, 2021, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. At August 31, 2021, we had funded $681.2 million of our $750.0 million commitment, leaving $68.8 million unfunded. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at August 31, 2021. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party. At August 31, 2021, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Interest income	$—	$—	$1.4	$2.2
Unfunded commitment fees	0.3	0.4	0.8	0.8
The following is a summary of selected financial information for Jefferies Finance (in millions):

	August 31, 2021	November 30, 2020
Our total equity balance	$681.2	$604.6

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net earnings (loss)	$8.8	$(23.6)	$153.4	$(102.1)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Origination and syndication fee revenues (1)	$87.8	$42.4	$303.5	$123.9
Origination fee expenses (1)	15.6	3.8	48.4	12.4
CLO placement fee revenues (2)	0.6	1.3	4.3	1.7
Underwriting fees (3)	2.0	—	2.5	0.3
Service fees (4)	18.0	13.5	63.5	49.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At August 31, 2021 and November 30, 2020, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $14.5 million and $24.2 million at August 31, 2021 and November 30, 2020, respectively. At August 31, 2021, Payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, was $1.1 million. At November 30, 2020, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, was $13.7 million.
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
The following is a summary of selected financial information for Berkadia (in millions):

	August 31, 2021	November 30, 2020
Our total equity balance	$387.1	$301.2

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net earnings	$57.7	$41.0	$192.5	$89.7
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Distributions	$0.1	$—	$0.6	$36.6
At August 31, 2021 and November 30, 2020, we had commitments to purchase $490.2 million and $401.0 million, respectively, of agency CMBS from Berkadia.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $26.4 million and $17.4 million at August 31, 2021 and November 30, 2020, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net gains from our investments in JCP Fund V	$4.2	$2.0	$8.7	$(3.5)
At both August 31, 2021 and November 30, 2020, we were committed to invest equity of up to $85.0 million in JCP Fund V. At August 31, 2021 and November 30, 2020, our unfunded commitment relating to JCP Fund V was $8.7 million and $9.1 million, respectively.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at August 31, 2021 of the combined equity interests (in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net increase (decrease) in net assets resulting from operations (1)	$12,215	$14,315	$(1,024)	$6,233	$(19,893)	$(1,397)
(1)Financial information for JCP Fund V within our results of operations for the three and nine months ended August 31, 2021 and 2020 is included based on the presented periods.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	August 31, 2021	November 30, 2020
Investment Banking and Capital Markets	$1,648,704	$1,646,523
Asset Management	—	410
Total goodwill	$1,648,704	$1,646,933
The following table is a summary of the changes to goodwill for the nine months ended August 31, 2021 (in thousands):

Balance at November 30, 2020	$1,646,933
Currency translation and other adjustments	2,171
Impairment losses	(400)
Balance at August 31, 2021	$1,648,704

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Goodwill Impairment Testing
A reporting unit is an operating segment or one level below an operating segment. The quantitative goodwill impairment test is performed at the level of the reporting unit. The fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value. Allocated tangible equity plus allocated goodwill and intangible assets are used for the carrying amount of each reporting unit. The amount of tangible equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.
Estimating the fair value of a reporting unit requires management judgment. Estimated fair values for our reporting units were determined using a market valuation method that incorporates price-to-earnings and price-to-book multiples of comparable public companies. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we applied a control premium to arrive at the estimated fair value of each reporting unit on a controlling basis. We engaged an independent valuation specialist to assist us in our valuation process at August 1, 2021.
Our annual goodwill impairment testing at August 1, 2021 did not indicate any goodwill impairment in any of our reporting units. All of our goodwill is allocated to our Investment Banking, Equities and Fixed Income reporting units, which are part of our Investment Banking and Capital Markets reportable business segment, for which the results of our assessment indicated that these reporting units had a fair value in excess of their carrying amounts based on current projections.
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at August 31, 2021 and November 30, 2020 (dollars in thousands):

	August 31, 2021				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$126,420	$—	$(82,250)	$44,170	9.1
Trade name	129,360	—	(31,472)	97,888	26.5
Exchange and clearing organization membership interests and registrations	7,877	(66)	—	7,811	N/A
Total	$263,657	$(66)	$(113,722)	$149,869

	November 30, 2020			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,080	$(75,776)	$50,304	9.4
Trade name	128,840	(28,585)	100,255	27.3
Exchange and clearing organization membership interests and registrations	7,884	—	7,884	N/A
Total	$262,804	$(104,361)	$158,443

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We performed our annual impairment testing of intangible assets with an indefinite useful life, which consists of exchange and clearing organization membership interests and registrations, at August 1, 2021. We utilized quantitative assessments of membership interests and registrations that have available quoted sales prices as well as certain other membership interests and registrations that have declined in utilization and qualitative assessments were performed on the remainder of our indefinite-life intangible assets. In applying our quantitative assessments, we recognized impairment losses on certain exchange membership interests and registrations. With regard to our qualitative assessments of the remaining indefinite life intangible assets, based on our assessments of market conditions, the utilization of the assets and the replacement costs associated with the assets, we have concluded that it is not more likely than not that the intangible assets are impaired.
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million and $9.0 million for the three and nine months ended August 31, 2021, respectively, and $3.0 million and $9.3 million for the three and nine months ended August 31, 2020, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Remainder of fiscal 2021	$3,045
Year ending November 30, 2022	9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258

Note 11. Short-Term Borrowings
Short-term borrowings at August 31, 2021 and November 30, 2020 mature in one year or less and include the following (in thousands):

	August 31, 2021	November 30, 2020
Bank loans (1)	$300,497	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$307,297	$764,715
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)See Note 4, Fair Value Disclosures, for further information on these notes.
At August 31, 2021, the weighted average interest rate on short-term borrowings outstanding is 1.02% per annum.
Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At August 31, 2021, we were in compliance with all covenants under these facilities. Our facilities, which are with a bank and are included within bank loans were $300.0 million and $746.0 million at August 31, 2021 and November 30, 2020, respectively. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.
In addition, a bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At August 31, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	August 31, 2021	November 30, 2020
Unsecured long-term debt:
2.250% Euro Medium Term Notes	July 13, 2022	—%	$—	$4,638
5.125% Senior Notes	January 20, 2023	4.47%	756,536	759,901
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	589,294	595,700
4.850% Senior Notes (1)	January 15, 2027	4.93%	789,663	809,039
6.450% Senior Debentures	June 8, 2027	5.46%	367,194	369,057
4.150% Senior Notes	January 23, 2030	4.26%	990,283	989,574
2.750% Senior Notes (1)	October 15, 2032	2.85%	466,860	485,134
6.250% Senior Debentures	January 15, 2036	6.03%	510,497	510,834
6.500% Senior Notes	January 20, 2043	6.09%	419,500	419,826
Structured notes (2)	Various	Various	1,790,645	1,712,245
Total unsecured long-term debt			6,680,472	6,655,948
Secured long-term debt
Revolving Credit Facility			248,873	189,732
Secured Credit Facility			375,000	—
Secured Bank Loan	September 27, 2021		50,000	50,000
Total long-term debt (3)			$7,354,345	$6,895,680
(1)The carrying values of these senior notes include a net gain of $38.6 million and a net loss of $45.5 million in the nine months ended August 31, 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 5, Derivative Financial Instruments, for further information.
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
(3)The Total Long-term debt has a fair value of $8,060.5 million and $7,575.2 million at August 31, 2021 and November 30, 2020, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.
During the nine months ended August 31, 2021, long-term debt increased $458.7 million to $7,354.3 million at August 31, 2021 as presented in our Consolidated Statements of Financial Condition, primarily due to an increase of $375.0 million from borrowings under our Secured Credit Facility, approximately $50.6 million of structured notes issuances, net of retirements, a $59.0 million net increase due to our Revolving Credit Facility and changes in instrument specific credit risk on our structured notes, partially offset by decreases associated with interest rate swaps based on their designation as fair value hedges. At August 31, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
Subsequent to quarter-end, on October 8, 2021, we issued 2.625% senior notes with a principal amount of $1.0 billion, due 2031. In addition, we gave notice to the trustee and debt holders of our 5.125% senior notes, due January 20, 2023, of our plan to redeem the outstanding aggregate principal amount (carrying value of $756.5 million at August 31, 2021) of these notes.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At August 31, 2021, borrowings under the Revolving Credit Facility amounted to $248.9 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at August 31, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At August 31, 2021, we were in compliance with all covenants under the Secured Credit Facility.
During August 2021, we entered into a senior unsecured revolving credit facility (“Unsecured Revolving Credit Facility”) agreement with a bank for an aggregate committed amount of $350.0 million. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2021, we were in compliance with all covenants under the Unsecured Revolving Credit Facility. At August 31, 2021, we did not have any borrowing outstanding under the Unsecured Revolving Credit Facility.
One of our subsidiaries had a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matured on September 27, 2021 and was collateralized by certain trading securities. Interest on the Secured Bank Loan was 1.25% plus LIBOR. The agreement contained certain covenants that, among other things, restricted lien or encumbrance upon any of the pledged collateral. At August 31, 2021, we were in compliance with all covenants under the Loan and Security Agreement.

Note 13. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Revenues from contracts with customers:
Commissions and other fees	$214,393	$204,313	$673,974	$627,115
Investment banking	1,180,676	615,837	3,185,038	1,595,330
Asset management fees	2,853	1,613	12,081	8,254
Total revenue from contracts with customers	1,397,922	821,763	3,871,093	2,230,699
Other sources of revenue:
Principal transactions	225,797	560,665	1,342,075	1,399,850
Revenue from strategic affiliates	7,456	5,159	50,178	14,814
Interest	194,670	195,960	620,649	702,569
Other	28,902	11,526	156,259	(6,020)
Total revenues	$1,854,747	$1,595,073	$6,040,254	$4,341,912

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended August 31,						Nine Months Ended August 31,
	2021			2020			2021			2020
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$583,887	$—	$583,887	$171,438	$—	$171,438	$1,285,834	$—	$1,285,834	$696,677	$—	$696,677
Investment banking - Underwriting	596,789	—	596,789	444,399	—	444,399	1,899,204	—	1,899,204	898,653	—	898,653
Equities (1)	210,109	—	210,109	201,157	—	201,157	663,503	—	663,503	614,089	—	614,089
Fixed income (1)	4,284	—	4,284	3,156	—	3,156	10,471	—	10,471	13,026	—	13,026
Asset management	—	2,853	2,853	—	1,613	1,613	—	12,081	12,081	—	8,254	8,254
Total	$1,395,069	$2,853	$1,397,922	$820,150	$1,613	$821,763	$3,859,012	$12,081	$3,871,093	$2,222,445	$8,254	$2,230,699
Primary geographic region:
Americas	$1,114,885	$2,853	$1,117,738	$684,441	$244	$684,685	$3,104,357	$11,448	$3,115,805	$1,858,137	$1,790	$1,859,927
Europe	215,146	—	215,146	90,132	1,369	91,501	575,774	633	576,407	237,652	6,464	244,116
Asia Pacific	65,038	—	65,038	45,577	—	45,577	178,881	—	178,881	126,656	—	126,656
Total	$1,395,069	$2,853	$1,397,922	$820,150	$1,613	$821,763	$3,859,012	$12,081	$3,871,093	$2,222,445	$8,254	$2,230,699
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 18, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at August 31, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at August 31, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three and nine months ended August 31, 2021, we recognized $76.2 million and $49.4 million, respectively, compared with $15.6 million and $10.8 million, during the three and nine months ended August 31, 2020, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $7.9 million, and $16.4 million, during the three and nine months ended August 31, 2021, respectively, compared with $4.3 million and $14.4 million, during the three and nine months ended August 31, 2020, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at August 31, 2021 and November 30, 2020 were $11.1 million and $10.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and nine months ended August 31, 2021, we recognized revenues of $3.0 million and $5.6 million, respectively, compared with $15.4 million and $6.3 million, during the three and nine months ended August 31, 2020, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $303.9 million and $278.5 million at August 31, 2021 and November 30, 2020, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses for the three and nine months ended August 31, 2021 and 2020 is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Beginning balance	$12,656	$8,814	$19,788	$6,817
Adjustment for change in accounting principle for current expected credit losses	—	—	(3,594)	—
Bad debt expense, net of reversals	1,152	6,847	2,174	11,261
Charge-offs	(1,182)	(17)	(1,654)	(1,738)
Recoveries collected	(2,665)	(1,674)	(6,753)	(2,370)
Ending balance (1)	$9,961	$13,970	$9,961	$13,970
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
At August 31, 2021 and November 30, 2020, capitalized costs to fulfill a contract were $1.9 million and $1.8 million, respectively, which are recorded in Receivables–Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and nine months ended August 31, 2021, we recognized expenses of $0.9 million and $1.6 million, respectively, compared with $0.8 million and $3.6 million for the three and nine months ended August 31, 2020, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended August 31, 2021 and 2020.

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
During the nine months ended August 31, 2021, Jefferies also granted to certain of our senior executives nonqualified stock options pursuant to the Incentive Compensation Plan that had been granted to these executives during the three months ended February 28, 2021 and were converted to nonqualified stock awards at the discretion of the Compensation Committee of the Board of Directors.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Components of compensation cost:
Restricted cash awards (1)	$49.1	$67.5	$151.1	$223.5
Stock options and Stock appreciation rights	—	—	41.3	—
Restricted stock and RSUs (2)	4.5	5.5	13.1	18.0
Profit sharing plan	1.5	1.5	6.8	6.9
Total compensation cost	$55.1	$74.5	$212.3	$248.4
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
Remaining unamortized amounts related to certain compensation plans at August 31, 2021 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$23.3	2
Restricted cash awards (1)	390.0	3
Total	$413.3
(1)    The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.
For detailed descriptions on the Company’s compensation plans, see Note 16, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

Note 15. Income Taxes
At August 31, 2021 and November 30, 2020, we had $214.3 million and $168.6 million, respectively, of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $170.0 million and $133.9 million (net of Federal benefit) at August 31, 2021 and November 30, 2020, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. At August 31, 2021 and November 30, 2020, we had interest accrued of approximately $74.8 million and $65.4 million, respectively, included in Accrued expenses and other liabilities.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2017
New Jersey	2010
New York State	2001
New York City	2006
United Kingdom	2019
Germany	2017
Italy	2013
Hong Kong	2015
India	2010
For the nine months ended August 31, 2021, the provision for income taxes was $428.7 million, equating to an effective tax rate of 25.8%. For the nine months ended August 31, 2020, the provision for income taxes was $203.9 million, equating to an effective tax rate of 26.4%.

Note 16. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at August 31, 2021 (in millions):

	Expected Maturity Date (fiscal years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Maximum Payout
Equity commitments (1)	$68.2	$178.9	$0.6	$—	$17.1	$264.8
Loan commitments (1)	—	250.0	25.0	60.0	—	335.0
Underwriting commitments	155.8	—	—	—	—	155.8
Forward starting reverse repos (2)	10,223.8	99.5	—	—	—	10,323.3
Forward starting repos (2)	6,296.3	—	—	—	—	6,296.3
Other unfunded commitments (1)	27.2	25.0	133.9	—	—	186.1
Total commitments	$16,771.3	$553.4	$159.5	$60.0	$17.1	$17,561.3
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At August 31, 2021, $10,321.0 million within forward starting securities purchased under agreements to resell and $6,206.9 million of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At August 31, 2021, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at August 31, 2021, we had other outstanding equity commitments to invest up to $100.0 million to strategic affiliates and $85.3 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At August 31, 2021, we had $85.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at August 31, 2021 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at August 31, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$8,635.2	$12,807.8	$9,503.1	$386.6	$50.0	$31,382.7
Written derivative contracts—credit related	—	—	19.0	—	—	19.0
Total derivative contracts	$8,635.2	$12,807.8	$9,522.1	$386.6	$50.0	$31,401.7
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At August 31, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $174.2 million.
Standby Letters of Credit. At August 31, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $7.0 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
At August 31, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,058,003	$1,942,463
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited, which is authorized and regulated by the Financial Conduct Authority in the United Kingdom (“U.K.”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, became subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI will be required to register as a securities based swap dealer with the SEC by November 1, 2021. Further, in September 2021, JFSI filed an application with the SEC to become an OTC derivatives dealer, which upon approval, would subject JFSI to the SEC’s net capital requirements. JFSI is expected to be in compliance with these requirements upon final approval of its application by the SEC.
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
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Investment Banking and Capital Markets:
Net revenues	$1,650.8	$1,274.1	$5,183.2	$3,451.8
Non-interest expenses	1,060.8	992.7	3,623.4	2,706.0
Earnings before income taxes	$590.0	$281.4	$1,559.8	$745.8
Asset Management:
Net revenues	$(0.8)	$109.3	$213.6	$136.7
Non-interest expenses	29.5	27.3	113.2	110.9
Earnings (loss) before income taxes	$(30.3)	$82.0	$100.4	$25.8
Total:
Net revenues	$1,650.0	$1,383.4	$5,396.8	$3,588.5
Non-interest expenses	1,090.3	1,020.0	3,736.6	2,816.9
Earnings before income taxes	$559.7	$363.4	$1,660.2	$771.6
The following table summarizes our total assets by reportable business segment (in millions):

	August 31, 2021	November 30, 2020
Investment Banking and Capital Markets	$49,311.8	$44,488.1
Asset Management	2,735.0	3,263.9
Total assets	$52,046.8	$47,752.0

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Americas (1)	$1,306.8	$1,102.6	$4,312.7	$2,807.0
Europe (2)	280.3	209.1	868.5	558.0
Asia Pacific	62.9	71.7	215.6	223.5
Net revenues	$1,650.0	$1,383.4	$5,396.8	$3,588.5
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

Note 19. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At August 31, 2021 and November 30, 2020, we had $25.7 million and $28.9 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
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
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Charges to Jefferies for services provided	$6.7	$13.8	$30.6	$34.3
Charges from Jefferies for services received	8.1	4.2	26.5	19.6
•We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Investment banking	$21.5	$—	$45.6	$—
Commissions and other fees	0.2	0.4	0.7	1.1

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	August 31, 2021	November 30, 2020
Receivable from Jefferies	$0.4	$1.3
Payable to Jefferies	3.2	7.1
•During the nine months ended August 31, 2021, we paid distributions of $713.6 million to Jefferies. In addition, during the nine months ended August 31, 2021, we received a contribution of $153.6 million from Jefferies. At August 31, 2021, we have accrued a distribution payable of $209.9 million, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended August 31, 2021.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At August 31, 2021 and November 30, 2020, we had net current tax payables to Jefferies of $34.6 million and $111.1 million, respectively, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. In the nine months ended August 31, 2021, we made payments totaling $425.0 million to Jefferies, which reduced the cumulative net current tax payable.
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Securities purchased from Jefferies	$—	$20.2	$17.1	$60.1
Securities sold to Jefferies	—	0.1	0.5	0.1
•At August 31, 2021 and November 30, 2020, we have customer account payables to entities of Jefferies totaling $0.8 million and $2.2 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.9 million and $2.7 million at August 31, 2021 and November 30, 2020, respectively, included in Payables— brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net gains on foreign exchange contracts	$—	$0.6	$0.1	$1.6
•We had investments in a hedge fund managed by Jefferies of $239.0 million at November 30, 2020, included in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. In January 2021, Jefferies transferred one of its asset management divisions, the investment manager of this fund, to us, in return for a payment of $2.2 million. Net gains on our investments in this hedge fund for the three and nine months ended August 31, 2020, were $7.7 million and $14.0 million, respectively, which were included in Principal transactions revenues in our Consolidated Statement of Earnings.
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At August 31, 2021, approximately $1.8 million and $1.1 million of debt issued by Jefferies are included in Financial instruments owned, at fair value, and Financial instruments sold not yet purchased, at fair value, respectively, in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At November 30, 2020, approximately $2.6 million of debt issued by Jefferies is included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.
•For the three and nine months ended August 31, 2021, we recorded fees related to our asset management business of $0.4 million and $0.7 million, respectively, which are included in Floor brokerage and clearing fees in our Consolidated Statement of Earnings, relating to an investment in a separately managed account, which is managed by a strategic affiliate.
•We have entered into a sublease agreement with an affiliate of Jefferies for office space. Payments received from this affiliate for rent and other expenses are as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Payments received	$0.2	$0.2	$0.6	$0.6
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

Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2021	2020		2021	2020
Net revenues	$1,650,030	$1,383,444	19.3%	$5,396,814	$3,588,507	50.4%
Non-interest expenses	1,090,309	1,020,043	6.9%	3,736,624	2,816,860	32.7%
Earnings before income taxes	559,721	363,401	54.0%	1,660,190	771,647	115.1%
Income tax expense	140,567	95,870	46.6%	428,718	203,855	110.3%
Net earnings	419,154	267,531	56.7%	1,231,472	567,792	116.9%
Net losses attributable to noncontrolling interests	(597)	(531)	12.4%	(1,163)	(4,397)	(73.6)%
Net earnings attributable to Jefferies Group LLC	419,751	268,062	56.6%	1,232,635	572,189	115.4%

Effective tax rate	25.1%	26.4%		25.8%	26.4%

JEFFERIES GROUP LLC AND SUBSIDIARIES
Executive Summary
Three Months Ended August 31, 2021 - Record Investment Banking Revenues and a Solid Performance in Capital Markets Led to Our Second Highest Ever Quarterly Net Revenues and the Highest Ever for a Third Quarter
Consolidated Results
•Net revenues for the three months ended August 31, 2021 were $1.65 billion, up 19.3% compared with $1.38 billion for the three months ended August 31, 2020.
•Earnings before income taxes of $559.7 million were up 54.0% over the prior year comparable quarter.
•Net earnings attributable to Jefferies Group LLC of $419.8 million were up 56.6% over the prior year comparable quarter.
•Our third quarter results reflect record quarterly net revenues in investment banking due to our increased market share and growth in the overall market for our services, including record net revenues in investment banking advisory and strong performance in debt and equity underwriting.
•Our equities and fixed income results were solid in the face of reduced market volumes from the prior year comparable quarter.
Business Results
•Our record investment banking net revenues of $1.18 billion for the three months ended August 31, 2021 were an increase of 100.5% from the prior year comparable quarter on all-time record advisory revenues of $583.9 million, as merger and acquisition activity remains strong and our market share continues to grow. Underwriting revenues of $596.8 million were up $152.4 million, or 34.3%, over the prior year comparable quarter.
•Our investment banking results include net revenues of $4.4 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $11.8 million in the prior year comparable quarter. Results in the current year quarter reflect strong underlying revenues, partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to the refinancing of outstanding debt, which will support continued growth.
•Our equities net revenues of $236.5 million are 25.8% lower compared to the prior year comparable quarter, in a market environment with broad declines in market volumes and client activity, lower levels of volatility, and a more normalized trading environment compared to the record prior year comparable quarter.
•Our fixed income net revenues of $205.8 million were down 38.8% compared to the prior year comparable quarter, as trading volumes and client activity were lower across most products and regions in a more normalized trading environment.
•Net revenues in our asset management business were an overall net loss of $0.8 million, which included $10.3 million in asset management fees, compared with overall net revenues of $109.3 million recorded in the prior year comparable quarter, reflecting a large decline in investment returns.
•Net revenues in our other business category for the three months ended August 31, 2021 were $28.2 million, compared with net revenues of $30.1 million in the prior year comparable quarter. Results in the current year quarter include net revenues of $25.9 million from our share of the net income of Berkadia Commercial Mortgage Holding LLC (“Berkadia”) compared with $18.5 million of net revenues from Berkadia in the prior year comparable quarter.
Expenses
•Non-interest expenses of $1.09 billion for the three months ended August 31, 2021 increased $70.3 million, or 6.9%, compared with $1.02 billion for the prior year comparable quarter. The increase, largely due to higher compensation and benefits expense, is meaningfully lower than our 19.3% increase in net revenues, demonstrating the operating leverage inherent in our business model. Our pre-tax operating margin increased to 33.9% in the current year quarter from 26.3% in the prior year comparable quarter.
•Compensation and benefits expense for the three months ended August 31, 2021 was $767.6 million, an increase of $42.0 million, or 5.8%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 46.5% for the three months ended August 31, 2021, compared with 52.4% in the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Non-compensation expenses for the three months ended August 31, 2021 increased $28.2 million to $322.7 million, compared with $294.5 million for the prior year comparable quarter. This increase primarily relates to higher Business development and Professional services expenses as a result of higher deal related costs associated with the significant increase in investment banking transactions and increased recruitment costs to support the growth in our investment banking business. Other expenses within Non-compensation expenses in the current year quarter also included our charitable donations of $5.4 million to 45 accredited charities around our planet that will use these funds to support critical needs for those in Afghanistan and Haiti, and to support our military veterans.
Nine Months Ended August 31, 2021 - Record Nine Months Net Revenues and Net Income
Consolidated Results
•Net revenues for the nine months ended August 31, 2021 were an all-time nine months record of $5.40 billion, up 50.4% compared with $3.59 billion for the nine months ended August 31, 2020, which was then an all-time record.
•Earnings before income taxes of $1.66 billion for the nine months ended August 31, 2021 were a record for the nine months period, up 115.1% over the prior year comparable period and further demonstrating the operating leverage inherent in our businesses.
•Net earnings attributable to Jefferies Group LLC of $1.23 billion for the nine months ended August 31, 2021 were a record for the nine months period, up 115.4% over the prior year comparable period.
•Our results for the nine months ended August 31, 2021 reflect record nine months net revenues in investment banking, equities and asset management, as well as solid results in fixed income.
•Record investment banking results, including record nine months net revenues in advisory and equity and debt underwriting, reflect a strong environment for the services we provide and our increased market share.
•Total record equities net revenues reflect higher trading volumes throughout most of the current year period and our increased market share in almost all our products and across each of our core regions.
•Our lower results in fixed income were primarily due to reduced trading volumes, as the strong trading volumes and active markets seen in 2020 did not continue in the current year period, as markets normalized from the novel coronavirus (“COVID-19”) related record volumes.
Business Results
•Our investment banking net revenues of $3.25 billion for the nine months ended August 31, 2021 were an increase of 119.0% from the prior year comparable period, reflecting record advisory revenues of $1.29 billion, up $589.1, or 84.6% over the prior year comparable period and record underwriting revenues of $1.90 billion, up $1.0 billion, or 111.3%, over the prior year comparable period. The increase in net revenues is reflective of an increase in both the number and aggregate value of transactions completed by our investment banking franchise.
•Our investment banking results include net revenues of $76.7 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $51.1 million in the prior year comparable period. Strong results in the current year period reflect high loan arrangement volumes in the leveraged finance markets as borrowers took advantage of the low interest rate environment, as well as a reduction in loan loss reserves, partially offset by a $56.0 million one-time charge related to the refinancing of Jefferies Finance’s debt. Results in the prior year comparable period reflect unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio, primarily due to the impact of COVID-19 pandemic on the markets and the economy. Other investment banking revenues during the prior year comparable period also include unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
•Our equities net revenues increased 26.1% compared to the prior year comparable period, driven by record results primarily in the first quarter of the current year period in almost all our products and across each of our core regions. Our equities franchise continues to gain market share and achieve double-digit growth across the majority of our products. Strong results and momentum are being driven by our long-term globalization and product diversification strategies.
•Our fixed income net revenues were down 23.3% compared to the prior year comparable period, which was an all-time record period. The prior year comparable period significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility, while the nine month current period revenues are more reflective of trading activity under more normalized trading conditions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our asset management net revenues of $213.5 million for the nine months ended August 31, 2021, were significantly higher than the $136.7 million recorded in the prior year comparable period, driven by meaningfully higher investment returns across most platforms and a substantial increase in asset management fees and revenues. Results in the current year period include $62.3 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates in the current year period, as compared with $23.1 million in the prior year comparable period. Performance fees and similar revenues are generally realized and recognized once a year in the first quarter of our fiscal year and are attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
•Net revenues in our other business category in the nine months ended August 31, 2021 were $98.9 million, compared with net revenues of $90.0 million in the prior year comparable period. Results in the current year period include higher net revenues of $86.6 million from our share of the net income of Berkadia, compared with $40.4 million in the prior year comparable period. The results in the prior year comparable period included gains of $61.5 million from macro hedges that were bought and sold in the prior year period at the onset of COVID-19.
Expenses
•Non-interest expenses for the nine months ended August 31, 2021 increased $919.7 million, or 32.7%, to $3.74 billion, compared with $2.82 billion for the prior year comparable period. This 32.7% increase, which is largely due to higher compensation and benefits expense, as well as higher transaction-related costs, is meaningfully lower than our 50.4% increase in net revenues, demonstrating the operating leverage inherent in our business model. Our pre-tax operating margin increased to 30.8% in the current year from 21.5% in the prior year period.
•Compensation and benefits expense for the nine months ended August 31, 2021 was $2.68 billion, an increase of $745.0 million, or 38.6%, from the prior year comparable period, compared to the 50.4% growth in our net revenues. Compensation and benefits expense as a percentage of Net revenues was 49.6% for the nine months ended August 31, 2021, compared with 53.8%, in the prior year comparable period.
•Non-compensation expenses for the nine months ended August 31, 2021 increased $174.8 million, or 19.8% to $1.06 billion, compared with $884.5 million for the prior year comparable period. The increase in non-compensation expenses was largely due to higher Floor brokerage and clearing fees related to increased trading volumes and an increased volume of investment banking transactions driving higher Underwriting costs. These increases correspond with our record equities net revenues and record investment banking net revenues. Technology and communication expenses, Professional services expenses and Business development expenses were also higher for the current year period reflecting our growth, but are lower as a percentage of Net revenues versus the prior year comparable period.
•Other expenses within Non-compensation during the current year period also increased primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business and charitable donations of $13.2 million to approximately 175 accredited charities. Results in the prior year comparable period included charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed Chief Financial Officer (“CFO”) who tragically died from complications of COVID-19 in March 2020.
Headcount
•At August 31, 2021, we had 4,444 employees globally, an increase of 551 employees from our headcount of 3,893 at August 31, 2020. Our headcount increased across all regions primarily as a result of continued investment to drive and support the growth of our investment banking business, as well as additions in technology and other corporate services staff to support our overall growth.

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended August 31,					Nine Months Ended August 31,
	2021		2020			2021		2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$583,887	35.4%	$171,438	12.4%	240.6%	$1,285,834	23.8%	$696,677	19.4%	84.6%

Equity underwriting	367,460	22.3	305,380	22.1	20.3%	1,186,728	22.0	561,455	15.6	111.4%
Debt underwriting	229,329	13.9	139,019	10.0	65.0%	712,476	13.2	337,198	9.4	111.3%
Total underwriting	596,789	36.2	444,399	32.1	34.3%	1,899,204	35.2	898,653	25.0	111.3%
Other investment banking	(360)	—	(27,013)	(2.0)	(98.7)%	62,436	1.2	(112,776)	(3.1)	N/M
Total investment banking	1,180,316	71.6	588,824	42.5	100.5%	3,247,474	60.2	1,482,554	41.3	119.0%

Equities	236,532	14.3	318,824	23.0	(25.8)%	1,010,497	18.7	801,596	22.3	26.1%
Fixed income	205,795	12.5	336,347	24.3	(38.8)%	826,351	15.3	1,077,673	30.0	(23.3)%
Total capital markets	442,327	26.8	655,171	47.3	(32.5)%	1,836,848	34.0	1,879,269	52.3	(2.3)%

Other	28,153	1.6	30,120	2.3	(6.5)%	98,947	1.8	89,953	2.6	10.0%

Total Investment Banking and Capital Markets (1)	1,650,796	100.0	1,274,115	92.1	29.6%	5,183,269	96.0	3,451,776	96.2	50.2%

Asset management fees and revenues	10,309	0.6	6,772	0.5	52.2%	62,259	1.2	23,068	0.6	169.9%
Investment return (2)	80	—	115,556	8.4	(99.9)%	184,279	3.4	150,339	4.2	22.6%
Allocated net interest (2)	(11,155)	(0.6)	(12,999)	(1.0)	(14.2)%	(32,993)	(0.6)	(36,676)	(1.0)	(10.0)%
Total Asset Management	(766)	—	109,329	7.9	N/M	213,545	4.0	136,731	3.8	56.2%

Net revenues	$1,650,030	100.0%	$1,383,444	100.0%	19.3%	$5,396,814	100.0%	$3,588,507	100.0%	50.4%
N/M — Not Meaningful
(1)Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(2)Allocated net interest represents an allocation to Asset Management of our long-term debt interest expense, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.

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
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2021	2020		2021	2020

Advisory	$583,887	$171,438	240.6%	$1,285,834	$696,677	84.6%

Equity underwriting	367,460	305,380	20.3%	1,186,728	561,455	111.4%
Debt underwriting	229,329	139,019	65.0%	712,476	337,198	111.3%
Total underwriting	596,789	444,399	34.3%	1,899,204	898,653	111.3%
Other investment banking	(360)	(27,013)	(98.7)%	62,436	(112,776)	N/M
Total investment banking	$1,180,316	$588,824	100.5%	$3,247,474	$1,482,554	119.0%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended August 31,		Nine Months Ended August 31,		Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Advisory transactions	88	48	217	149	$118.3	$29.3	$271.6	$110.3
Public and private equity and convertible offerings	96	99	316	205	26.2	34.5	107.9	71.7
Public and private debt financings	240	213	604	449	93.4	72.2	276.0	185.4
Three Months Ended August 31, 2021
•Investment banking revenues for the three months ended August 31, 2021 were a record of $1.18 billion, compared with $588.8 million for the three months ended August 31, 2020, reflecting all-time record revenues in investment banking advisory, as merger and acquisition activity remains strong and underwriting revenues were also strong. Our ongoing investment in our investment banking franchise and our strategy to lead with our investment banking platform has continued to deliver market share gains.
•Our advisory revenues were a record $583.9 million, up $412.5 million, or 240.6%, compared to the prior year comparable quarter, reflecting record performance in our mergers and acquisitions business as we gained market share and activity in the mergers and acquisitions markets remained strong in an environment of low interest rates and higher stock prices.
•Our underwriting revenues for the three months ended August 31, 2021 were $596.8 million, an increase of 34.3% from $444.4 million in the prior year comparable quarter, with strong quarterly net revenues of $367.5 million in equity underwriting and $229.3 million in debt underwriting reflective of both the number and aggregate value of underwriting transactions completed as our investment banking business extended its reach to a broader client base. Further, the low interest rate environment and strong equity markets has led to increased deal activity as clients looked to raise capital in most sectors.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Other investment banking results were a net loss of $0.4 million for the three months ended August 31, 2021, compared with a net loss of $27.0 million for the three months ended August 31, 2020. Other investment banking revenues during the three months ended August 31, 2021 include net revenues of $4.4 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $11.8 million in the prior year comparable quarter. Results in the current year quarter reflect strong underlying revenues, partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to the refinancing of outstanding debt. Results in the prior year comparable quarter includes losses related to reserves recorded on the loan portfolio during the prior year comparable quarter, primarily due to the impact of COVID-19 on the markets and economy. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.
•At August 31, 2021, our backlog of potential net revenues from future transactions was at a record level. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
Nine Months Ended August 31, 2021
•Investment banking revenues for the nine months ended August 31, 2021 were a record of $3.25 billion, compared with $1.48 billion for the nine months ended August 31, 2020, reflecting record nine months advisory revenues and record underwriting revenues.
•Our advisory revenues were a nine months record of $1.29 billion, up $589.1 million, or 84.6% higher than the prior year comparable period, primarily due to a significant increase in the number and values of transactions, across most sectors, as the mergers and acquisitions markets held strong with high levels of activity due to the low interest rate environment and strong equity markets.
•Our underwriting revenues for the nine months ended August 31, 2021 were a nine months record of $1.90 billion, an increase of 111.3% from $898.7 million in the prior year comparable period, with record nine months net revenues in equity underwriting of $1.19 billion and record nine months net revenues of $712.5 million in debt underwriting, as clients took advantage of the strong equity environment to raise equity capital in almost all sectors and companies continued to take advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity.
•Other investment banking revenues were $62.4 million for the nine months ended August 31, 2021, compared with a net loss of $112.8 million for the nine months ended August 31, 2020. Other investment banking revenues during the nine months ended August 31, 2021 include net revenues of $76.7 million from our share of the net earnings of our Jefferies Finance joint venture, compared with a net loss of $51.1 million in the prior year comparable period. Strong results in the current year period reflect high loan arrangement volumes due to continued strength in the leveraged finance markets, as well as a reduction in loan loss reserves, partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to refinancing outstanding debt. The results during the prior year comparable period included unrealized losses related to the write-down of commitments and loans held-for-sale, as well as reserves recorded on the loan portfolio during the prior year comparable period, primarily due to the impact of COVID-19 on the markets and the economy. The prior year comparable period also included unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities. Our Other investment banking revenues in both periods are reduced by allocated interest expense and the amortization of costs related to our investment in the Jefferies Finance business.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Three Months Ended August 31, 2021
•Total equities net revenues were $236.5 million for the three months ended August 31, 2021, our second highest third quarter and a decrease of 25.8%, compared with $318.8 million for the prior year comparable quarter. Our equities franchise achieved solid results as our business continues to expand within the context of a more normalized trading environment compared to the record prior year comparable quarter.
•Results in our global cash equities business reflected lower client activity and market volumes and reduced trading gains on certain strategic positions and activity related to Special Purpose Acquisition Companies (“SPACs”) in the U.S. as compared to the prior year quarter, partially offset by continued growth of our international franchise, primarily across Asia Pacific. Our global electronic trading business and our global convertibles business had lower revenues primarily driven by lower trading volumes and volatility, as well as reduced primary issuance activity.
•Results in our prime services franchise were higher driven by increased client balances and the continued growth of our outsourced trading business as well as higher financing revenues in our securities finance business, partially offset by reduced money market revenue as a result of low short-term interest rates.
Nine Months Ended August 31, 2021
•Total equities net revenues were $1.01 billion for the nine months ended August 31, 2021, an increase of 26.1%, compared with $801.6 million for the prior year comparable period, driven by record results, primarily in the first quarter of the current year period in almost all our products and across each of our core regions. Our equities franchise continues to gain market share and achieve double-digit growth across the majority of our products. Strong results and momentum are being driven by our long-term globalization and product diversification strategies. Overall, our record results this year, primarily in the first quarter of the current year period, are a result of increased client activity, improved trading and the recognition by our clients of our advisory, differentiated distribution and execution capabilities globally.
•Our cash equities business had record results globally and across each region in the U.S., Europe and across Asia Pacific. Overall, our cash equities results were driven by significant client activity and trading revenue, including SPAC-related activity, particularly in the first quarter of the current year period. Our electronic trading business had record results globally, driven by continued expansion and momentum in our international franchise. Our derivatives business achieved record results and more than doubled their revenue as compared with the prior year comparable period, driven by strong client activity and trading revenues. Our prime services franchise had record results driven by higher balances and increased client activity, as well as higher financing revenues in our securities finance business.
•Our execution franchise continues to be top-ranked by Greenwich Associates in electronic trading and convertibles. Each of our research franchises in the U.S., Europe, and across Asia Pacific are now ranked within the top 8 by Institutional Investor. Our global distribution platform has received several rankings around the world where we are ranked within the top 5 by Institutional Investor in sales and sector strategy, with several market-leading positions according to Institutional Investor and Asiamoney.
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
Three Months Ended August 31, 2021
•Fixed income net revenues totaled $205.8 million for the three months ended August 31, 2021, a decrease of 38.8% from net revenues of $336.3 million for the three months ended August 31, 2020, as trading volumes and client activity were lower across most products and regions with a more normalized trading environment compared to the record prior year comparable quarter.
•Results across our global trading businesses reflect lower revenues for the quarter due to a decline in trading opportunities on lower levels of client activity and liquidity in the market compared with the prior year comparable quarter. In contrast, our distressed trading business had increased revenues as compared to the prior year comparable quarter and the securitization markets remain strong which drove solid results in our securitized markets group.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Emerging markets results declined from the prior year comparable quarter as government support of the credit markets had driven increased client trading activity and opportunities in the prior year comparable quarter. Additionally, results in the municipal securities business declined compared with the prior year comparable quarter due to higher levels of activity in the municipal markets as spreads tightened.
Nine Months Ended August 31, 2021
•Fixed income net revenues totaled $826.4 million for the nine months ended August 31, 2021, a decrease of 23.3% from net revenues of $1.08 billion for the nine months ended August 31, 2020, driven by reduced global trading volumes across several products in the second and third quarters of the current year period. While the nine month period revenues decreased from that of the comparable nine month period, our fixed income franchise produced solid overall trading results across most of our businesses. The prior year comparable period significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility.
•Net revenues in the current year period were higher in our securitized markets groups on increased client demand for these products, as compared with the prior year comparable period. In addition, current year period results benefited from trading gains in our municipal securities business compared to the comparable prior year period when markets experienced a significant sell-off due to the impact of COVID-19. Our revenues also benefited from ongoing investments across our European credit franchise.
•Our results also include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, which were impacted by lower levels of volatility during the current year period, as the prior year comparable period benefited from significant client activity and wider bid-offer spreads. Lower results across our Asian credit, investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, were driven by reduced client activity and lower levels of volatility in the current year period across regions and products compared to the prior year comparable period.
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
Three Months Ended August 31, 2021
•Our other net revenues totaled $28.2 million for the three months ended August 31, 2021, a decrease of $1.9 million compared with net revenues of $30.1 million for the three months ended August 31, 2020.
•Results in the current year quarter include net revenues of $25.9 million due to our share of the net income of Berkadia compared with net revenues of $18.5 million from Berkadia in the prior year comparable quarter, primarily due to higher mortgage origination.
Nine Months Ended August 31, 2021
•Our other net revenues totaled $98.9 million for the nine months ended August 31, 2021, an increase of $8.9 million compared with net revenues of $90.0 million for the nine months ended August 31, 2020.
•Results in the current year period include net revenues of $86.6 million due to our share of the net income of Berkadia compared with $40.4 million in the prior year comparable period. The lower results in the prior year comparable period are due to the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19.
•The results in the prior year period included gains of $61.5 million from macro hedges that were bought and sold in the prior year comparable period at the onset of the COVID-19 pandemic.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Asset Management
We operate a diversified alternative asset management platform offering institutional clients an innovative range of investment strategies directly and through our affiliated asset managers. We provide certain of our affiliated asset managers access to our fully integrated global operational infrastructure and support. This may include strategy and product development, daily operations and finance-related activities, compliance, legal and human resources support, as well as marketing business development.
Asset management revenue includes the following:
•management and performance fees from funds and accounts managed by us;
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits; and
•investment income from capital invested in and managed by us, Jefferies and our affiliated asset managers.
The key components of asset management revenues are the level of assets under management and the performance return, for the most part on an absolute basis, and, in certain cases, relative to a benchmark or hurdle. These components can be affected by financial markets, profits and losses in the applicable investment portfolios and client capital activity. Further, asset management fees vary with the nature of investment management services. The terms under which clients may terminate our investment management authority, and the requisite notice period for such termination, varies depending on the nature of the investment vehicle and the liquidity of the portfolio assets. In some instances, performance fees and similar revenues are recognized once a year, when they become fixed and determinable and are not probable of being significantly reversed, typically in December. As a result, a significant portion of our performance fees and similar revenues generated from investment returns in a calendar year are recognized in our following fiscal year.
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2021	2020		2021	2020
Asset management fees:
Equities	$582	$1,215	(52.1)%	$6,317	$5,162	22.4%
Multi-asset	2,271	398	470.6%	5,764	3,092	86.4%
Total asset management fees	2,853	1,613	76.9%	12,081	8,254	46.4%
Revenue from strategic affiliates (1)	7,456	5,159	44.5%	50,178	14,814	238.7%
Total asset management fees and revenues	10,309	6,772	52.2%	62,259	23,068	169.9%
Investment return	80	115,556	(99.9)%	184,279	150,339	22.6%
Allocated net interest	(11,155)	(12,999)	(14.2)%	(32,993)	(36,676)	(10.0)%
Total Asset Management	$(766)	$109,329	N/M	$213,545	$136,731	56.2%
N/M — Not Meaningful
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements.
Three Months Ended August 31, 2021
•Total asset management fees and revenues in the three months ended August 31, 2021 were $10.3 million, compared with $6.8 million recorded in the prior year comparable quarter, driven by higher performance and similar fees and revenues earned directly or through our strategic affiliates. Our investment return in the three months ended August 31, 2021 was $0.1 million, compared with $115.6 million recorded in the prior year comparable quarter, significantly lower as a result of a difficult environment for multi-strategy funds, the liquidation of certain funds and lower performance by strategies that had very strong returns in the prior year comparable quarter, partially offset by investments in additional platforms. Results in the current year quarter also include allocated net interest expenses of $11.2 million, compared with $13.0 million in the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Nine Months Ended August 31, 2021
•Asset management net revenues in the nine months ended August 31, 2021 were a nine months record of $213.5 million, significantly higher than the $136.7 million recorded in the prior year period, driven by meaningfully higher investment returns across most platforms, investments in new platforms and a substantial increase in asset management fees and revenues. Results in the current year period include $62.3 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates, as compared with $23.1 million in the prior year comparable period. Performance fees and similar revenues are recognized upon crystallization, which is generally once a year in the first quarter of our fiscal year attributable to performance realized in respect of the calendar year ending during our first fiscal quarter.
Assets under Management
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	August 31, 2021	November 30, 2020
Assets under management (1):
Equities	$347	$481
Multi-asset	503	173
Total	$850	$654
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
Change in assets under management were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Asset under management:
Balance, beginning of period	$768	$879	$654	$840
Net cash flows in (out)	77	(424)	178	(304)
Net market appreciation (depreciation)	5	(11)	18	(92)
Balance, end of period	$850	$444	$850	$444
The change in assets under management during the three months ended August 31, 2021 is primarily due to new subscriptions and investments from third-parties and net market appreciation. The change in assets under management during the nine months ended August 31, 2021 is primarily due to the transfer of third-party net assets from Jefferies to us, new subscriptions and investments from third-parties and net market appreciation, partially offset by redemptions from and liquidations of certain funds. The change in assets under management during the three months ended August 31, 2020 is primarily due to the liquidations of and redemptions from certain funds. The change in assets under management during the nine months ended August 31, 2020 is primarily due to the liquidations of and redemptions from certain funds and market depreciation during the period.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Asset Management Investments
Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we or our Parent act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. The following table represents our investments by type of asset manager (in thousands):

	August 31, 2021	November 30, 2020
Jefferies Group LLC; as manager:
Fund investments (1)(2)	$192,297	$25,292
Separately managed accounts (3)	256,641	342,443
Total	$448,938	$367,735

Jefferies Financial Group Inc.; as manager:
Fund investments (2)	$—	$233,601
Total	$—	$233,601

Strategic affiliates; as asset manager:
Fund investments	$819,976	$641,185
Separately managed accounts (3)	281,776	261,273
Total	$1,101,752	$902,458

Total asset management investments	$1,550,690	$1,503,794
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At August 31, 2021 and November 30, 2020, $49.4 million and $0.1 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)In the nine months ended August 31, 2021, certain fund investments, for which Jefferies Financial Group Inc. had acted as the manager, were transferred to us as the manager.
(3)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $13.6 billion and $10.2 billion at August 31, 2021 and November 30, 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. (In the third quarter of 2021, we made changes to our aggregate assets under management to exclude the aggregate par value of collateralized loan obligations that are managed by Jefferies Finance, in order to better align the manner in which we evaluate our asset management businesses, and have presented the amount at November 30, 2020 on a comparable basis.) These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.6 billion at August 31, 2021 and $2.6 billion at November 30, 2020. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our capital of $1.6 billion at August 31, 2021 and $1.5 billion at November 30, 2020 plus amounts financed of $1.0 billion at August 31, 2021 and $1.1 billion at November 30, 2020. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $10.1 billion at August 31, 2021 and $6.9 billion at November 30, 2020. In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $0.9 billion at August 31, 2021 and $0.7 billion at November 30, 2020. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended August 31,		% Change	Nine Months Ended August 31,		% Change
	2021	2020		2021	2020
Compensation and benefits	$767,564	$725,555	5.8%	$2,677,294	$1,932,332	38.6%
Non-compensation expenses:
Floor brokerage and clearing fees	69,129	66,744	3.6%	222,326	204,943	8.5%
Technology and communications	106,793	102,635	4.1%	319,096	287,413	11.0%
Occupancy and equipment rental	28,590	27,053	5.7%	89,419	78,951	13.3%
Business development	24,276	7,637	217.9%	69,280	45,953	50.8%
Professional services	55,011	41,173	33.6%	159,079	127,832	24.4%
Underwriting costs	21,474	29,071	(26.1)%	90,641	59,085	53.4%
Other	17,472	20,175	(13.4)%	109,489	80,351	36.3%
Total non-compensation expenses	322,745	294,488	9.6%	1,059,330	884,528	19.8%
Total non-interest expenses	$1,090,309	$1,020,043	6.9%	$3,736,624	$2,816,860	32.7%
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
•Compensation and benefits expense was $767.6 million and $2.68 billion for the three and nine months ended August 31, 2021, respectively, compared with $725.6 million and $1.93 billion for the three and nine months ended August 31, 2020, respectively, increasing with the significant increase in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 46.5% and 49.6% for the three and nine months ended August 31, 2021, respectively, compared with 52.4% and 53.8% for the three and nine months ended August 31, 2020, respectively.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $51.1 million and $146.9 million for the three and nine months ended August 31, 2021, respectively, compared with $73.0 million and $241.5 million for the three and nine months ended August 31, 2020, respectively. The decrease is primarily a result of the accelerated amortization recognized in the year ended November 30, 2020 of certain cash-based awards that had been granted during previous years, which were amended to remove any service requirements for vesting in the awards.
•Employee headcount was 4,444 at August 31, 2021, an increase of 551 employees from our headcount of 3,893 at August 31, 2020. Our headcount increased across all regions primarily as a result of continued investment to drive and support the growth of our investment banking business, as well as additions in technology and other corporate services staff to support our overall growth.
•Refer to Note 14, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Non-Compensation Expenses
Three Months Ended August 31, 2021
•Non-compensation expenses were $322.7 million for the three months ended August 31, 2021, an increase of $28.2 million, or 9.6%, compared with $294.5 million in the three months ended August 31, 2020.
•The increase in non-compensation expenses was primarily due to higher Business development and Professional services expenses consistent with the increase in our investment banking businesses, as well as higher consulting and legal fees. Technology and communication expenses were higher, primarily related to costs associated with the development of various trading systems and increased market data costs associated with business growth. Other expenses within Non-compensation expenses in the current year quarter also included our charitable donations of $5.4 million to 45 accredited charities that will use these funds to support critical needs for those in Afghanistan and Haiti, and to support our military veterans.
•Non-compensation expenses as a percentage of Net revenues was 19.6% and 21.3% for the three months ended August 31, 2021 and August 31, 2020, respectively, demonstrating the operating leverage inherent in our business.
Nine Months Ended August 31, 2021
•Non-compensation expenses were $1,059.3 million for the nine months ended August 31, 2021, an increase of $174.8 million, or 19.8%, compared with $884.5 million in the nine months ended August 31, 2020.
•The increase in non-compensation expenses was largely due to higher Floor brokerage and clearing fees related to increased trading volumes and an increased volume of investment banking transactions driving higher Underwriting costs. These increases correspond with our record equities net revenues and record investment banking net revenues. The increase also included higher Technology and communication expenses primarily related to costs associated with the development of various trading systems and increased market data costs due to business growth, higher Professional services expenses primarily due to an increase in legal and consulting fees due to the increase in activity in certain of our businesses and higher Business Development expenses primarily due to higher costs associated with the increase in our investment banking businesses, but lower as a percentage of Net revenues versus the prior year comparable period.
•Results for the nine months ended August 31, 2021 also included higher Other expenses primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business. Other expenses also included charitable donations of $13.2 million to approximately 175 accredited charities that will use these funds to support critical needs for those in Afghanistan and Haiti, support our military veterans, promote diversity and inclusion, support COVID-19 relief efforts, help Texas relief and support, protect and sustain our environment and strive to help humanity in other meaningful ways. The prior year comparable period included charitable donations of $8.6 million, in memory of Peg Broadbent, our longstanding, esteemed CFO who tragically died from complications of COVID-19 in March 2020, our $2.4 million donation made to various charities in support of the Australian wildfire relief effort and a write-off of goodwill and intangible assets related to the wind down of an asset management platform.
•Non-compensation expenses as a percentage of Net revenues was 19.6% and 24.6% for the nine months ended August 31, 2021 and August 31, 2020, respectively, demonstrating the operating leverage inherent in our business.
Income Taxes
•For the three and nine months ended August 31, 2021, the provision for income taxes was $140.6 million and $428.7 million, respectively, equating to an effective tax rate of 25.1% and 25.8%, respectively. For the three and nine months ended August 31, 2020, the provision for income taxes was $95.9 million and $203.9 million, respectively, equating to an effective tax rate of 26.4% in both periods.
•The decrease in the effective tax rate for the three and nine months ended August 31, 2021, as compared to the prior year comparable periods, is primarily due to an increase in foreign tax credits expected to be utilized in the current year, as a result of a shift in the geographical mix of earnings in our foreign jurisdictions.
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
Goodwill
At August 31, 2021, Goodwill recorded in our Consolidated Statement of Financial Condition is $1,648.7 million (3.2% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020 and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2021.
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
The carrying values of goodwill by reporting unit at August 31, 2021 are as follows: $567.0 million in Investment Banking, $161.0 million in Equities and Wealth Management, and $920.7 million in Fixed Income.
The results of our assessment on August 1, 2021 indicated that all our reporting units had a fair value in excess of their carrying amounts based on current projections. The valuation methodology for our reporting units are sensitive to management’s forecasts of future profitability, which are a significant component of the valuation and come with a level of uncertainty regarding trading volumes and capital market transaction levels.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	August 31, 2021	November 30, 2020	% Change
Total assets	$52,046.8	$47,752.0	9.0%

Cash and cash equivalents	7,186.4	7,111.9	1.0%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	514.5	604.3	(14.9)%

Financial instruments owned	19,184.0	17,686.1	8.5%
Financial instruments sold, not yet purchased	12,734.1	10,017.5	27.1%
Total Level 3 assets	380.0	379.1	0.2%

Securities borrowed	$6,212.5	$6,934.8	(10.4)%
Securities purchased under agreements to resell	8,011.6	5,096.8	57.2%
Total securities borrowed and securities purchased under agreements to resell	$14,224.1	$12,031.6	18.2%

Securities loaned	$1,764.5	$1,810.7	(2.6)%
Securities sold under agreements to repurchase	7,571.8	8,316.3	(9.0)%
Total securities loaned and securities sold under agreements to repurchase	$9,336.3	$10,127.0	(7.8)%
Total assets at August 31, 2021 and November 30, 2020 were $52.05 billion and $47.75 billion, respectively, an increase of 9.0%. During the three and nine months ended August 31, 2021, average total assets were approximately 12.9% and 14.2% higher, respectively, than total assets at August 31, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our total Financial instruments owned inventory was $19.18 billion at August 31, 2021, an increase of 8.5%, from $17.69 billion at November 30, 2020. During the nine months ended August 31, 2021, our total Financial instruments owned inventory increased primarily due to an increase in government and federal agency securities and corporate equity and debt securities, partially offset by a decrease in mortgage and asset backed securities and sovereign obligations. Financial instruments sold, not yet purchased inventory was $12.73 billion at August 31, 2021, an increase of 27.1% from $10.02 billion at November 30, 2020, with the increase primarily driven by increases in government and federal agency securities, corporate debt securities, loans, sovereign obligations and derivative contracts. Our overall net inventory position was $6.45 billion and $7.67 billion at August 31, 2021 and November 30, 2020, respectively, with the decrease primarily due to decreases in mortgage and asset backed securities, sovereign obligations, corporate debt securities, derivative contracts and loans, partially offset by increases in government and federal agency securities and corporate equity securities. Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned was 2.0% and 2.1% at August 31, 2021 and November 30, 2020, respectively.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balances of total reverse repos and stock borrows during the three and nine months ended August 31, 2021 were 27.1% and 29.7% higher, respectively, than the August 31, 2021 balance. Our average month end balances of total repos and stock loans during the three and nine months ended August 31, 2021 were 42.3% and 54.0% higher, respectively, than the August 31, 2021 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Nine Months Ended August 31, 2021	Year Ended November 30, 2020
Securities Purchased Under Agreements to Resell:
Period end	$8,012	$5,097
Month end average	9,455	8,040
Maximum month end	12,321	12,061
Securities Sold Under Agreements to Repurchase:
Period end	$7,572	$8,316
Month end average	11,757	13,501
Maximum month end	19,207	18,979
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

	August 31, 2021	November 30, 2020
Total assets	$52,046,816	$47,751,997

Total equity	$6,900,522	$6,366,132

Total Jefferies Group LLC member’s equity	$6,896,584	$6,348,743
Deduct: Goodwill and intangible assets	(1,798,573)	(1,805,376)
Tangible Jefferies Group LLC member’s equity	$5,098,011	$4,543,367

Leverage ratio (1)	7.5	7.5
Tangible gross leverage ratio (2)	9.9	10.1
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $13.57 billion at August 31, 2021 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At August 31, 2021, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	August 31, 2021	Average Balance Three Months ended August 31, 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,695,518	$3,245,491	$1,979,058
Money market investments (2)	5,490,874	3,240,367	5,132,871
Total cash and cash equivalents	7,186,392	6,485,858	7,111,929
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,646,881	1,427,446	1,180,410
Other (4)	367,747	424,326	312,511
Total other sources	2,014,628	1,851,772	1,492,921
Total cash and cash equivalents and other liquidity sources	$9,201,020	$8,337,630	$8,604,850
Total cash and cash equivalents and other liquidity sources as % of Total assets	17.7%		18.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	18.3%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At August 31, 2021 and November 30, 2020, $5.48 billion and $5.12 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both August 31, 2021 and November 30, 2020 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended August 31, 2021 was $3.23 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At August 31, 2021, we had the ability to readily obtain repurchase financing for 70.6% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at August 31, 2021 and November 30, 2020 (in thousands):

	August 31, 2021		November 30, 2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,762,673	$368,787	$2,191,536	$238,129
Corporate debt securities	2,301,518	30,670	2,298,591	50,217
U.S. government, agency and municipal securities	5,033,369	118,070	3,336,361	110,586
Other sovereign obligations	2,106,288	1,523,792	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,078,076	—	1,652,743	—
Loans and other receivables	267,519	—	564,112	—
Total	$13,549,443	$2,041,319	$12,562,271	$1,500,204
(1)Consists solely of agency mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $14.75 billion and $16.34 billion for the three and nine months ended August 31, 2021, respectively, and $16.32 billion and $21.51 billion for the three and twelve months ended November 30, 2020, respectively. Average unencumbered liquid financial instruments were $1.88 billion and $1.73 billion for the three and nine months ended August 31, 2021, respectively, and $1.43 billion and $1.39 billion for the three and twelve months ended November 30, 2020, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At August 31, 2021, approximately 60.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the nine months ended August 31, 2021, an average of approximately 70.7% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately nine months at August 31, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At August 31, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes totaled $307.3 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $429.0 million and $711.6 million for the three and nine months ended August 31, 2021, respectively.
Our short-term borrowings include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At August 31, 2021, we were in compliance with all covenants under these facilities. Our facilities, which are with a bank and are included within short-term borrowings, were $300.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over the Federal Funds Rate, as defined in the credit agreements.
Our short-term borrowings at August 31, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $0.5 million.
In addition, a bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At August 31, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under a master repurchase agreement, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At August 31, 2021, the outstanding notes were $3.55 billion, bear interest at a spread over the London Interbank Offered Rate (“LIBOR”) and mature from September 2021 to August 2023.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At August 31, 2021 and November 30, 2020, we had total long-term capital of $13.57 billion and $13.02 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.97:1 and 1.05:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at August 31, 2021 and November 30, 2020 was as follows (in thousands):

	August 31, 2021	November 30, 2020
Unsecured Long-Term Debt (1)	$6,668,560	$6,655,948
Total Equity	6,900,522	6,366,132
Total Long-Term Capital	$13,569,082	$13,022,080
(1)The amounts at August 31, 2021 and November 30, 2020 exclude our senior secured revolving credit facility (“Revolving Credit Facility”), our secured credit facility (“Secured Credit Facility) and our secured bank loan. The amount at August 31, 2021 also excludes $11.9 million of structured notes as these notes mature on June 10, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Long-Term Debt
During the nine months ended August 31, 2021, long-term debt increased $458.7 million to $7.35 billion at August 31, 2021 as presented in our Consolidated Statements of Financial Condition, primarily due to an increase of $375.0 million from borrowings under our Secured Credit Facility, approximately $50.6 million of structured notes issuances, net of retirements, a $59.0 million net increase due to our Revolving Credit Facility and changes in instrument specific credit risk on our structured notes, partially offset by decreases associated with interest rate swaps based on their designation as fair value hedges. At August 31, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at August 31, 2021 was $1.79 billion.
Subsequent to quarter-end, on October 8, 2021, we issued 2.625% senior notes with a principal amount of $1.0 billion, due 2031. In addition, we gave notice to the trustee and debt holders of our 5.125% senior notes, due January 20, 2023, of our plan to redeem the outstanding aggregate principal amount (carrying value of $756.5 million at August 31, 2021) of these notes.
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At August 31, 2021, borrowings under the Revolving Credit Facility amounted to $248.9 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at August 31, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at August 31, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At August 31, 2021, we were in compliance with all covenants under the Secured Credit Facility.
During August 2021, we entered into a senior unsecured revolving credit facility (“Unsecured Revolving Credit Facility”) agreement with a bank for an aggregate committed amount of $350.0 million. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At August 31, 2021, we were in compliance with all covenants under the Unsecured Revolving Credit Facility. At August 31, 2021, we did not have any borrowing outstanding under the Unsecured Revolving Credit Facility.
One of our subsidiaries had a Loan and Security Agreement with a bank for a term loan with a principal amount of $50.0 million (“Secured Bank Loan”). This Secured Bank Loan matured on September 27, 2021 and was collateralized by certain trading securities. Interest on the Secured Bank Loan was 1.25% plus LIBOR. The agreement contained certain covenants that, among other things, restricted lien or encumbrance upon any of the pledged collateral. At August 31, 2021, we were in compliance with all covenants under the Loan and Security Agreement.
At August 31, 2021, our unsecured long-term debt, which excludes the Revolving Credit Facility, Secured Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 10.2 years.
For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our long-term debt ratings at August 31, 2021 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa3	Positive
Standard and Poor’s	BBB	Stable
Fitch Ratings	BBB	Stable
(1)On March 15, 2021, Moody’s Investor Service (“Moody’s) affirmed our rating of Baa3 and revised our rating outlook from stable to positive.
At August 31, 2021, the long-term ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a broker-dealer in the United Kingdom (“U.K.”)) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa2	Positive	Baa2	Positive	Baa2	Positive
Standard and Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At August 31, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $105.7 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2020, the $547.8 million increase to Total Jefferies Group LLC member’s equity at August 31, 2021 is primarily attributed to net earnings, partially offset by net distributions to Jefferies and changes in instrument specific credit risk on structured notes.
During the nine months ended August 31, 2021, we paid distributions of $560.0 million to Jefferies, based on our results for the nine months ended May 31, 2021. In addition, during the nine months ended August 31, 2021, we received a contribution of $153.6 million from Jefferies and paid an additional distribution of $153.6 million to Jefferies. At August 31, 2021, we have accrued a distribution payable of $209.9 million, based on our results for the three months ended August 31, 2021.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
At August 31, 2021, Jefferies LLC’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,058,003	$1,942,463
FINRA is the designated examining authority for Jefferies LLC and the National Futures Association is the designated self-regulatory organization for Jefferies LLC as an FCM.
Certain other U.S. and non-U.S. subsidiaries are subject to capital adequacy requirements as prescribed by the regulatory authorities in their respective jurisdictions, including Jefferies International Limited which is subject to the regulatory supervision and requirements of the Financial Conduct Authority in the U.K. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, became subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI will be required to register as a securities based swap dealer with the SEC by November 1, 2021. Further, in September 2021, JFSI filed an application with the SEC to become an OTC derivatives dealer, which upon approval, would subject JFSI to the SEC’s net capital requirements. JFSI is expected to be in compliance with these requirements upon final approval of its application by the SEC.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At August 31, 2021, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Contractual Obligations
The table below provides information about our contractual obligations at August 31, 2021. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2021	2022	2023 and 2024	2025 and 2026	2027 and Later	Total
Debt obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$—	$11.9	$1,351.0	$66.8	$5,250.8	$6,680.5
Secured long-term debt (1)	50.0	—	623.9	—	—	673.9
Interest payment obligations on long-term debt (2)	88.2	295.1	483.2	454.3	1,611.3	2,932.1
Total	$138.2	$307.0	$2,458.1	$521.1	$6,862.1	$10,286.5
(1)For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Amounts based on applicable interest rates at August 31, 2021.

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
There was a decrease in our average daily VaR to $12.69 million for the three months ended August 31, 2021 from $15.77 million for the three months ended May 31, 2021. The decrease was primarily driven by lower equity price and interest rate and credit spreads VaR following position reductions. Furthermore, a number of volatile days from 2020 dropped out of our times series which further reduced overall VaR. The decrease was partially offset by a lower diversification benefit across asset classes and business divisions.
The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at August 31, 2021				VaR at May 31, 2021
		Daily VaR for the Three Months Ended August 31, 2021				Daily VaR for the Three Months Ended May 31, 2021
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$3.74	$4.11	$5.63	$3.28	$4.06	$5.08	$10.77	$3.21
Equity Prices	8.91	11.59	18.51	7.04	15.53	14.83	18.98	10.57
Currency Rates	0.04	0.09	0.22	0.04	0.06	0.14	0.31	0.06
Commodity Prices	0.20	0.35	0.56	0.17	0.43	0.55	0.77	0.37
Diversification Effect (2)	(2.35)	(3.45)	N/A	N/A	(3.60)	(4.83)	N/A	N/A
Firmwide	$10.54	$12.69	$19.45	$8.36	$16.48	$15.77	$20.30	$12.37
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended August 31, 2021, results of the evaluation at the aggregate level demonstrated two days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below reflects our daily VaR over the last four quarters. The increases from October 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions while Equity exposure increased at various points from March 2021 through early June 2021. VaR trended lower in the current quarter due to position reductions and as a number of volatile days from 2020 dropped out of our time series.
Daily Net Trading Revenue
There were 20 days with trading losses out of a total of 65 trading days in the three months ended August 31, 2021. The loss days during the three months ended August 31, 2021 were primarily driven by certain equity funds in our Asset Management business combined with idiosyncratic positions in our equity trading business that prior to quarter-end were substantially liquidated. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended August 31, 2021 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests, monitoring concentration risk and tracking price target/stop loss levels. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at August 31, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$101,441
Private investments	15,850
Corporate debt securities in default	8,668
Trade claims	4,243
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.6 million at August 31, 2021, which is included in other comprehensive income.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
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
Current counterparty credit exposures at August 31, 2021 and November 30, 2020 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
AAA Range	$—	$—	$—	$1.1	$—	$0.1	$—	$1.2	$5,490.9	$5,132.9	$5,490.9	$5,134.1
AA Range	60.2	45.2	109.0	111.7	23.5	9.8	192.7	166.7	9.4	7.8	202.1	174.5
A Range	0.5	0.2	570.5	542.2	227.8	147.2	798.8	689.6	1,678.2	1,967.9	2,477.0	2,657.5
BBB Range	250.2	250.5	140.2	110.2	12.0	18.1	402.4	378.8	1.8	2.2	404.2	381.0
BB or Lower	40.0	50.0	1.6	8.3	106.2	201.6	147.8	259.9	0.1	0.1	147.9	260.0
Unrated	116.6	142.0	—	—	—	0.2	116.6	142.2	6.0	1.0	122.6	143.2
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
Asia/Latin America/Other	$15.0	$15.0	$91.9	$72.6	$6.9	$6.9	$113.8	$94.5	$271.7	$248.4	$385.5	$342.9
Europe	0.2	0.1	285.2	313.0	24.1	42.5	309.5	355.6	98.0	96.4	407.5	452.0
North America	452.3	472.8	444.2	387.9	338.5	327.6	1,235.0	1,188.3	6,816.7	6,767.1	8,051.7	7,955.4
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020	August 31, 2021	November 30, 2020
Asset Managers	$0.2	$0.2	$—	$—	$1.5	$—	$1.7	$0.2	$5,490.9	$5,132.9	$5,492.6	$5,133.1
Banks, Broker-dealers	250.7	250.7	637.9	558.6	262.8	178.8	1,151.4	988.1	1,695.5	1,979.0	2,846.9	2,967.1
Corporates	123.8	132.7	—	—	100.8	183.9	224.6	316.6	—	—	224.6	316.6
As Agent Banks	—	—	160.4	190.0	—	—	160.4	190.0	—	—	160.4	190.0
Other	92.8	104.3	23.0	24.9	4.4	14.3	120.2	143.5	—	—	120.2	143.5
Total	$467.5	$487.9	$821.3	$773.5	$369.5	$377.0	$1,658.3	$1,638.4	$7,186.4	$7,111.9	$8,844.7	$8,750.3
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at August 31, 2021 and November 30, 2020 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	August 31, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
United Kingdom	$681.3	$(342.9)	$(57.5)	$0.2	$54.5	$12.0	$71.3	$347.6	$418.9
Canada	123.8	(187.7)	101.8	—	69.3	191.3	7.1	298.5	305.6
Hong Kong	37.7	(17.2)	—	—	0.5	—	167.5	21.0	188.5
Germany	380.6	(415.9)	119.7	—	53.4	2.3	23.8	140.1	163.9
Austria	187.4	(69.9)	—	—	—	—	—	117.5	117.5
China	437.6	(330.9)	0.8	—	—	—	—	107.5	107.5
Switzerland	77.1	(46.8)	6.3	—	35.7	1.5	2.1	73.8	75.9
Australia	113.9	(92.5)	(19.1)	—	40.2	—	25.0	42.5	67.5
Ireland	78.7	(17.6)	2.9	—	—	—	—	64.0	64.0
Singapore	45.1	(26.0)	—	—	15.1	—	17.6	34.2	51.8
Total	$2,163.2	$(1,547.4)	$154.9	$0.2	$268.7	$207.1	$314.4	$1,246.7	$1,561.1

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0
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
No change in our internal control over financial reporting occurred during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
32*	Rule 13a-14(b)/15d-14(b) and Section 1350 of Title 18 U.S.C. Certification by the Chief Executive Officer and Chief Financial Officer.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of August 31, 2021 and November 30, 2020; (ii) the Consolidated Statements of Earnings for the three and nine months ended August 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended August 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	October 8, 2021	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)