Form 10-K
period 2021-11-30
Jefferies Group LLC
filed 2022-01-28
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14947

JEFFERIES GROUP LLC
(Exact name of registrant as specified in its charter)

Delaware			95-4719745
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

520 Madison Avenue,	New York,	New York	10022
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 284-2550
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
4.850% Senior Notes Due 2027	JEF/27A	New York Stock Exchange
2.750% Senior Notes Due 2032	JEF/32A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2021.
The Registrant is a wholly-owned subsidiary of Jefferies Financial Group Inc. and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format as permitted by Instruction I(2).

JEFFERIES GROUP LLC
INDEX TO ANNUAL REPORT ON FORM 10-K
November 30, 2021

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
The following documents and reports are available on our public website:
•Code of Business Practice
•Reportable waivers, if any, from our Code of Business Practice by our executive officers
•Board of Directors (“Board”) Corporate Governance Guidelines
•Charter of the Audit Committee of the Board
•Charter of the Nominating and Corporate Governance Committee of the Board
•Charter of the Compensation Committee of the Board
•Charter of the ESG, Diversity, Equity and Inclusion Committee of the Board
•Charter of the Risk and Liquidity Oversight Committee of the Board
•Charters of other Committees of the Board
•Annual reports on Form 10-K
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
•Investment Banking and Capital Markets includes our investment banking, capital markets and other related services. Investment banking provides underwriting and financial advisory services to our clients across most industry sectors in the Americas; Europe, the Middle East and Africa; and Asia Pacific. Our capital markets businesses operate across the spectrum of equities and fixed income products. Related services include, among other things, prime brokerage and equity finance, research and strategy, corporate lending and real estate finance.
•Asset Management provides alternate investment management services to investors globally. In addition, through our asset management efforts, we often invest seed or additional strategic capital for our own account in the strategies offered by us and affiliated asset managers.
Financial information regarding our reportable business segments for the years ended November 30, 2021, 2020 and 2019 is set forth in Note 20, Segment Reporting in our consolidated financial statements included in this Annual Report on Form 10-K in Part II, Item 8.

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
Over 1,200 investment banking professionals operate in the Americas, Europe and Asia Pacific, and are organized into industry, product and geographic coverage groups. Our industry coverage groups include: Consumer; Energy; Financial Services; Healthcare; Industrials; Technology, Media & Telecommunications; Real Estate, Gaming & Lodging; Financial Sponsors and Public Finance. Our product coverage groups include advisory (which comprises both mergers and acquisitions and restructuring and recapitalization expertise), equity underwriting and debt underwriting. Our geographic coverage groups include teams based in major cities in the United States, London, Frankfurt, Paris, Milan, Madrid, Warsaw, Amsterdam, Stockholm, Mumbai, Hong Kong, Singapore, Sydney, Tokyo and Zurich.
Advisory Services
We provide mergers/acquisitions, restructurings/recapitalizations and private capital advisory services to companies, financial sponsors and government entities. In the mergers and acquisitions area, we advise business owners and corporations on mergers and acquisitions, divestitures, strategic ventures and corporate defense activities. In the restructuring and recapitalization area, we provide companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations. As part of our private capital advisory business, we advise financial sponsors on the creation and structuring of funds and fund offerings, and we also advise large institutional investors on the sale of private equity limited partnership and co-investment interests.
Equity Underwriting
We provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private placements of equity, initial public offerings, including initial public offerings for special purpose acquisition companies, follow-on offerings, at the market offerings, block trades and equity-linked securities transactions.
Debt Underwriting
We provide a wide range of debt and acquisition financing capabilities to companies, financial sponsors and government entities. We focus on structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal debt, mortgage-backed and other asset-backed securities and liability management solutions.
Corporate Lending
JFIN Parent LLC (“Jefferies Finance”), our 50/50 joint venture with Massachusetts Mutual Life Insurance Company, is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across comingled funds, separately managed accounts and collateralized loan obligations.
Strategic Alliance with SMBC Group
In July 2021, we entered into a strategic alliance with Sumitomo Mitsui Financial Group, Inc., Sumitomo Mitsui Banking Corporation and SMBC Nikko Securities Inc. (together referred to as “SMBC Group”), which will support continued growth of our Investment Banking franchise enhancing our ability to support clients’ needs and expanding our client access. We aim to, among other things, coordinate efforts in the U.S. leveraged finance business to expand and scale existing offerings; form a global strategic partnership to seek cross-border mergers and acquisition opportunities involving Japanese companies; and jointly pursue investment banking, capital markets and financing opportunities by leveraging our shared strengths.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Equities
Equities Research, Capital Markets
We provide our clients full-service equities research, sales and trading capabilities across global equities markets. We earn commissions or spread revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity derivatives, convertible and other equity-linked products and closed-end funds. Our equity research, sales and trading efforts are organized across three geographical regions: the Americas; Europe and the Middle East and Africa; and Asia Pacific. Our clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit sharing plans, and insurance companies. Through our global research team and sales force, we maintain relationships with our clients, distribute investment research and insights, trading ideas, market information and analyses across a range of industries and receive and execute client orders. Our equity research covers 2,800 companies around the world and a further more than 600 international companies are covered by our leading co-branded partner firms in local regions.
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
Fixed Income
Fixed Income Capital Markets
We provide our clients with sales and trading of investment grade corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage-backed and asset-backed securities, leveraged loans, consumer loans, high yield and distressed securities, emerging markets debt, interest rate and credit derivative products, as well as foreign exchange trade execution and securitization capabilities. Jefferies LLC is designated as a Primary Dealer by the Federal Reserve Bank of New York and Jefferies GmbH is designated in similar capacities for several countries in Europe. Additionally, through the use of repurchase agreements, we act as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of our inventory positions. We trade and make markets globally in cleared and uncleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Real Estate
Berkadia Commercial Mortgage Holding LLC (“Berkadia”) is our 50/50 joint venture with Berkshire Hathaway, Inc. that provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia originates commercial real estate loans, primarily in respect of multifamily housing units, for the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Housing Authority using their underwriting guidelines and will typically sell the loans to such entities shortly after the loans are funded with Berkadia retaining the mortgage servicing rights. For loans sold to Fannie Mae, Berkadia assumes a shared loss position throughout the term of each loan, with a maximum loss percentage of approximately one-third of the original principal balance. Berkadia also originates and brokers commercial/multifamily mortgage loans, which are not part of the government agency programs.
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
Asset Management
Under the Leucadia Asset Management (“LAM”) umbrella, we manage and provide services to a diverse group of alternative asset management platforms across a spectrum of investment strategies and asset classes. LAM offers institutional clients an innovative range of investment strategies through its affiliated managers. Our products are currently offered to pension funds, insurance companies, sovereign wealth funds, and other institutional investors globally. The investment products under LAM range from multi-manager products to niche equity long/short strategies to credit strategies. We offer our affiliated asset managers access to capital, operational infrastructure and global marketing and distribution. We often invest seed or additional strategic capital for our own account in the strategies offered by us and associated third-party asset managers in which we have an interest.
We continue to expand our asset management efforts and establish further strategic relationships to expand our offerings including sector and region specific long/short equity and quantitative strategies.
Human Capital
Our people make up the fabric of our firm, which is comprised of diverse and innovative teams. We are focused on the durability, health and long-term growth and development of our business, as well as our long-term contribution to our shareholders, our clients, our employees, the communities in which we live and work, and society in general. Instrumental to all of this is our culture, which derives from our employees.
We have employees located throughout the world. At November 30, 2021, we had 4,508 employees globally with approximately 64.1%, 24.2% and 11.7% of our workforce distributed across the Americas, Europe and Asia Pacific, respectively.
Our employees are predominantly in our Investment Banking and Capital Markets segment or the support thereof. During fiscal 2021, our overall employee count increased by 14.9%, primarily as a result the growth of our investment banking business, as well as due to additions in technology and other corporate services staff to support our increased regulatory requirements and overall growth.
Talent Acquisition and Development
In order to compete effectively and continue to provide best in class service to our clients, we must attract, retain, and motivate qualified professionals. Our workforce is predominately composed of employees in roles such as investment bankers, salespeople, trading professionals, research professionals and other revenue producing or specialized personnel. During 2021, we hired over 1,200 professionals globally. Our voluntary turnover rate was approximately 12.2%, which makes our overall retention rate very high in our view. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
We also value continued training and development for all employees at the firm. We seek to equip our people at all stages in their careers with the tools necessary to become thoughtful and effective leaders. In 2021, we introduced a number of additional development programs, including our inaugural Women in Leadership Series, a program focused on providing learning and development opportunities to position our female leaders for success. We also launched a leadership development program sponsored by our Jefferies Black & Latino Network (J-NOBLE) and Jefferies Ethnic Minority Society (JEMS) that is aimed at providing professional development and career advancement training to participants. Additionally, we offered customized

JEFFERIES GROUP LLC AND SUBSIDIARIES
training courses centered around Project Management, Communicating with Clarity and Impact, Managing in the New Normal, Finding and Using Your Strengths and Effective Sales Training for our employees.
Wellness
In addition to training and development programs, we’ve been incredibly focused on the well-being of our employees. We host frequent wellness webinars and offer confidential, 1:1 wellness counseling. To support our employee’s physical well-being, we host virtual fitness classes and have partnered with a fitness app our employees can utilize.
Diversity, Equity, and Inclusion
The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion, which is summed up in our Corporate Social Responsibility Principle: Respect People. We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. We have implemented a number of policies and measures focused on non-discrimination, sexual harassment prevention, health and safety, and training and education. We have strong internal partnerships with eight Employee Resource Groups that are fostering a diverse, inclusive workplace. Our Diversity Council, chaired by Rich Handler, gives our Employee Resource Groups a platform to come together and discuss best practices, as well as collaborate on firmwide diversity initiatives.
In conjunction with the Employee Resource Groups, firmwide Diversity and Inclusion initiatives are focused on open firm-wide dialogues, promotion of allyship and bias mitigation, and providing resources for development and recruiting the best talent from a diverse pool. In 2021, 100% of our employees participated in Unconscious Bias Training. We have focused on improving the collection and transparency of diversity metrics and the information flow to senior leadership. An inaugural firmwide inclusion-focused employee engagement survey was launched in January 2021 enabling staff to provide feedback on an anonymous basis.
We are focused on broadening the pipeline from which we recruit and hiring diverse talent through both campus and lateral hiring initiatives. For campus recruiting, we have partnered with several organizations globally to broaden our pipeline of candidates. We host insight days and symposiums that describe Jefferies and Investment Banking to candidates that come from a diverse range of backgrounds. In 2021, we hired interns from over 100 colleges, universities, and business schools across the globe. For all roles, we recommend both a diverse slate of candidates to be considered for roles and a diverse panel of interviewers. Interviewing guides and resources are provided to hiring managers in an effort to support inclusive hiring. In 2021, we launched two targeted recruiting programs aimed at diversifying the pipeline of our lateral hires, including a career relaunch program, aimed at those who have taken a break from the workforce, and a job switch program aimed at recruiting individuals who are interested in changing careers into Equity Research.
Our Board has underscored our commitment to diversity by committing to appoint diverse candidates to fill the seats of at least one-third of our independent directors. In July 2021, we appointed two new female directors to our Board, which resulted in 55.6% of our independent directors being diverse.
Our Board has established an Environmental, Social and Governance (“ESG”) Oversight Committee, which, among other things, oversees the sustainability matters arising from our business. In the beginning of 2021, the Board expanded the responsibilities of the ESG Committee to also include oversight over diversity and inclusion, and rebranded the Committee as the ESG, Diversity, Equity and Inclusion (“ESG/DEI”) Committee. Establishing the ESG/DEI Committee demonstrates our and the Board’s ongoing commitment of driving and fostering diversity in the workforce and in the communities in which we operate.
We have also made a commitment to building a culture that provides opportunities for all employees regardless of our differences. As a result, we are able to pool our collective insights and intelligence to provide fresh and innovative thinking for our clients.
We encourage you to review the ESG Report of our ultimate parent company, Jefferies Financial Group, Inc. (located on our website) for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including the ESG Report or sections thereof is deemed incorporated by reference into this Report. In addition, for discussion of the risks relating our ability to attract, develop and retain highly skilled and productive employees, see “Part 1. Item 1A. Risk Factors.”
Employee Benefits
Our benefits are designed to attract and retain employees by providing employees and their spouses, partners and families with health and wellness programs (medical, dental, vision and behavioral), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance). We also endeavor to provide location specific health club, transportation and employee discounts.
Giving Back to Community

JEFFERIES GROUP LLC AND SUBSIDIARIES
The firm is committed to giving back to our communities. In 2021, we donated $13.2 million to approximately 175 organizations across two “Doing Good” trading days. Additionally, through our Employee Resource Groups, employees have created lasting partnerships by volunteering time to support several of these charitable partners.
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
Regulation
Regulation in the United States. The financial services industry in which we operate is subject to extensive regulation. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of federal securities laws, and the Commodity Futures Trading Commission (“CFTC”) is the federal agency responsible for the administration of laws relating to commodity interests (including futures, commodity options and swaps). In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the National Futures Association (“NFA”) are self-regulatory organizations (“SROs”) that are actively involved in the regulation of financial services businesses (securities businesses in the case of FINRA and commodities/futures businesses in the case of the NFA). In addition, broker-dealers that conduct securities activities involving municipal securities are subject to regulation by the Municipal Securities Rulemaking Board (“MSRB”). In addition to federal regulation, we are subject to state securities regulations in each state and U.S. territory in which we conduct securities or investment advisory activities. The SEC, FINRA, CFTC, NFA and state securities regulators conduct periodic examinations of broker-dealers, investment advisors, futures commission merchants (“FCMs”), swap dealers and security-based swap dealers (“SBS dealers”). The designated examining authority under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Jefferies LLC’s activities as a broker-dealer is FINRA, and the designated self-regulatory organization under the U.S. Commodity Exchange Act for Jefferies LLC’s non-clearing FCM activities is the NFA. Financial services businesses are also subject to regulation and examination by state securities regulators and attorneys general in those states in which they do business. In addition, broker-dealers, investment advisors, FCMs, swap dealers and SBS dealers must also comply with the rules and regulation of clearing houses, exchanges, swap execution facilities and trading platforms of which they are a member.
Broker-dealers are subject to SEC, FINRA, MSRB and, state securities regulations that cover all aspects of the securities business, including sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure and requirements, anti-money laundering efforts, recordkeeping and the conduct of broker-dealer personnel including officers and employees (although state securities regulations are, in a number of cases, more limited). Registered investment advisors are subject to, among other requirements, SEC regulations concerning marketing, transactions with affiliates, custody of client assets, disclosures to clients, conflict of interest, insider trading and recordkeeping; and investment advisors that are also registered as commodity trading advisors or commodity pool operators are also subject to regulation by the CFTC and the NFA. FCMs, introducing brokers and swap dealers that engage in commodity options, futures or swap transactions are subject to regulation by the CFTC and the NFA, and SBS dealers are subject to regulation by the SEC. Additional legislation, changes in rules promulgated by the SEC, FINRA, CFTC, NFA, other SROs of which the broker-dealer is a member, and state securities regulators, or changes in the interpretation or enforcement of existing laws or rules may directly affect the operations and profitability of broker-dealers, investment advisors, FCMs, commodity trading advisors, commodity pool operators, swap dealers and SBS dealers. The SEC, CFTC, FINRA, NFA, state securities regulators and state attorneys general may conduct administrative proceedings or initiate civil litigation that can result in adverse consequences for Jefferies LLC, its affiliates, including affiliated investment advisors, as well as its and their officers and employees (including, without limitation, injunctions, censures, fines, suspensions, directives that impact business operations (including proposed expansions), membership expulsions, or revocations of licenses and registrations).
SEC Regulation Best Interest (“Reg BI”) requires that a broker-dealer and its associated persons act in a retail customer’s best interest and not place their own financial or other interests ahead of a retail customer’s interests when recommending securities transactions or investment strategies, including recommendations of types of accounts. To meet this best interest standard, a broker-dealer must satisfy four component obligations including a disclosure obligation, a care obligation, a conflict of interest obligation, and a compliance obligation and both broker-dealers and investment advisors are required to provide disclosures about their standard of conduct and conflicts of interest.
In addition, certain states, have proposed or adopted measures that would make broker-dealers, sales agents and investment advisors and their representatives subject to a fiduciary duty when providing products and services to customers. The SEC did

JEFFERIES GROUP LLC AND SUBSIDIARIES
not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. Since our Wealth Management division makes recommendations to retail customers, it is required to comply with the obligations imposed under Reg BI and applicable state laws.
Regulatory Capital Requirements. Several of our entities are subject to financial capital requirements that are set by regulation. Jefferies LLC is a dually registered broker-dealer and FCM and is required to maintain net capital in excess of the greater of the SEC or CFTC minimum financial requirements. As a broker-dealer, Jefferies LLC is subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”). Jefferies LLC has elected to compute its minimum net capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by the Net Capital Rule, which provides that a broker-dealer shall not permit its net capital, as defined, to be less than the greater of 2% of its aggregate debit balances (primarily customer-related receivables) or $250,000 ($1.5 million for prime brokers). Compliance with the Net Capital Rule could limit Jefferies LLC’s operations, such as underwriting and trading activities, and financing customers’ prime brokerage or other margin activities, in each case, that could require the use of significant amounts of capital, limit its ability to engage in certain financing transactions, such as repurchase agreements, and may also restrict its ability (i) to make payments of dividends, withdrawals or similar distributions or payments to a stockholder/parent or other affiliate, (ii) to make a redemption or repurchase of shares of stock, or (iii) to make an unsecured loan or advance to such shareholders or affiliates. As a carrying/clearing broker-dealer, under FINRA Rule 4110, FINRA could impose higher minimum net capital requirements than required by the SEC, and could restrict a broker-dealer from expanding business or require the broker-dealer to reduce its business activities. If the broker dealer also carries accounts for other broker dealers which are engaged in proprietary trading, it may need net capital of $7 million or tentative net capital of $25 million, depending on circumstances. As a non-clearing FCM, Jefferies LLC is also required to maintain minimum adjusted net capital of $1.0 million.
SEC registered broker-dealers that also register with the SEC as security-based swap dealers engaging in principal transactions of security-based swaps (“SBS”) are subject to rules regarding capital, segregation and margin requirements. The SEC rules establish similar standards for an entity registering as a standalone SBS dealer. The CFTC and NFA have also adopted swap dealer capital rules. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in SBS or swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8%) of a risk margin amount. The risk margin amount for the SEC means the sum of (i) the total initial margin required to be maintained by the SEC-registered SBS dealer at each clearinghouse with respect to SBS or swap transactions cleared for SBS or swap customers and (ii) the total initial margin amount calculated by the SEC-registered SBS dealer with respect to non-cleared SBS and swaps under the SEC rules. The risk margin amount for the CFTC means the total initial margin amount calculated by the CFTC-registered swap dealer with respect to non-cleared SBS and swaps under the CFTC rules.
Jefferies Financial Services, Inc. (“JFSI”), one of our subsidiaries, is registered with the CFTC as a swap dealer and registered with the SEC as an SBS. As of late 2021, JFSI is now required to comply with the SEC and CFTC capital rules for SBS dealers and swap dealers, respectively. Further, subsequent to year-end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements.
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
We are exposed to market risk and our principal trading and investments expose us to risk of loss.
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
Central banks and regulators in a number of major jurisdictions (for example, the U.S., U.K., European Union (“EU”), Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative of the underlying market and economic reality that such settings are intended to measure. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one week and two month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR). Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023 or, in some cases, after December 31, 2021. However, those transition dates may occur earlier. The U.K. Financial Conduct Authority and certain U.S. regulators have encouraged market participants to cease entering into new contracts using U.S. dollar LIBOR by December 31, 2021, despite expected publication of U.S. dollar LIBOR through June 30, 2023. Regulators have also stated that, for certain purposes, market participants should transition away from U.S. dollar LIBOR sooner. It is not possible to know what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.
We continue to work towards reducing our exposure to IBOR-referencing contracts, including derivatives, securities, and other financial products, to meet the industry milestones and recommendations published by National Working Groups (“NWG”), including the Alternative Reference Rates Committee (the “ARRC”) in the U.S.
On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) published a new supplement to the ISDA 2006 definitions and the related 2020 IBOR Fallbacks Protocol (the “Protocol”). These publications are intended to facilitate the incorporation of robust rate fallback provisions into both legacy and new derivative contracts with effect from January 25, 2021. A significant portion of our derivative exposures have incorporated the Protocol.
Our centralized LIBOR transition program continues to make progress with a focus on:
•continuing to reduce our overall exposure to LIBOR,
•implementing rate fallback provisions in new LIBOR contracts, where appropriate,
•continuing to educate and inform clients on LIBOR transition and the necessity to prepare for the cessation of LIBOR,
•assisting clients with discontinuing their issuance or use of LIBOR-linked products within the timelines specified by NWGs,
•supporting clients in their efforts to remediate contracts linked to LIBOR, including contracts to which we are a party, and
•planning for the implementation of rate fallback mechanisms across products based on the conventions recommended by NWGs upon the cessation of various IBORs.
Uncertainty regarding IBORs and the taking of discretionary actions or negotiation of rate fallback provisions could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, compliance, legal and operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues. In addition, uncertainty relating to IBORs could result in increased capital requirements for us given potential low transaction volumes, a lack of liquidity or limited observability for exposures linked to IBORs or any emerging successor rates and operational incidents associated with changes in and the discontinuance of IBORs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments. Although we have adhered to the Protocol, it is applicable only to derivatives when both parties adhere to the Protocol or otherwise agree for it to apply to their derivatives.
Further, the discontinuation of an IBOR, changes in an IBOR or changes in market acceptance of any IBOR as a reference rate may also adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into, the value of such loans, securities or derivative instruments, the trading market for securities, the terms of new loans being made using different or modified reference rates, our ability to effectively use derivative instruments to manage risk, or the availability or cost of our floating-rate funding and our exposure to fluctuations in interest rates.
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
The ongoing COVID-19 pandemic has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and the potential extent of their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by governments or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery; and the impact to our employees and our operations, our clients’ operations, suppliers and business partners. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:
•Employees contracting COVID-19
•Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations
•Unavailability of key personnel necessary to conduct our business activities
•Unprecedented volatility in global financial markets
•Reductions in revenue across our operating businesses
•Closure of our offices or the offices of our clients
•De-globalization
•Potential regulatory scrutiny of our ability to adequately supervise our activities in accordance with applicable regulatory requirements
•Risk of cyber attacks or security vulnerabilities due to remote work environments and other changes in our operations
We are taking necessary and recommended precautions to protect the safety and well-being of our employees and clients, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide client support and service. We will continue to evaluate the nature and extent of the impact to our business.
Although the onset of the COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities, the markets have not only stabilized but returned to near pre-COVID-19 levels. However, the further spread of the COVID-19 outbreak may materially negatively impact stock and other securities prices and materially disrupt banking and other financial activity generally and in the areas in which we operate. This could likely result in a decline

JEFFERIES GROUP LLC AND SUBSIDIARIES
in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, climate-related incidents, or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.
Climate change concerns and incidents could disrupt our businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation.
Climate change may cause extreme weather events that disrupt operations at one or more of our locations, which may negatively affect our ability to service and interact with our clients, and also may adversely affect the value of certain of our investments, including our real estate investments. Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.
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
A sustained and continuing market downturn could lead to or exacerbate declines in the number of securities transactions executed for clients and, therefore, to a decline in the revenues we receive from commissions and spreads. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments would lead to reduced revenues.
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
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as those that have occurred due to the COVID-19 pandemic. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Changing financial, economic and political conditions could result in decreased revenues, losses or other adverse consequences.
Because we are a global securities and investment banking firm, global or regional changes in the financial markets or economic and political conditions could adversely affect our business in many ways, including the following:
•A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads
•Unfavorable conditions or changes in general political, economic or market conditions could reduce the number and size of transactions in which we provide underwriting, financial advisory and other services. Our investment banking revenues, in the form of financial advisory and sales and trading or placement fees, are directly related to the number and size of the transactions in which we participate and could therefore be adversely affected by unfavorable financial, economic or political conditions. In particular, the increasing trend toward sovereign protectionism and de-globalization has resulted or could result in decreases in free trade, erosion of traditional international coalitions, the imposition of sanctions and tariffs, governmental closures and no-confidence votes, domestic and international strife, and general market upheaval in response to such results, all of which could negatively impact our business
•Adverse changes in the securities markets could lead to a reduction in revenues from asset management fees and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors
•Adverse changes in the financial markets could lead to regulatory restrictions that may limit or halt certain of our business activities
•Limitations on the availability of credit can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads
•New or increased taxes on compensation payments such as bonuses may adversely affect our profits
•Should one of our clients or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing clients to cease doing business with us and our lenders to cease loaning us money, which could adversely affect our business, funding and liquidity
The United Kingdom’s exit from the EU could adversely affect our business.
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
We historically operated substantial parts of our EU businesses from entities based in the U.K. As a result, services to clients located in the European Economic Area (“EEA”) jurisdiction are now provided by a wholly-owned subsidiary (“Jefferies GmbH”) established in Germany which is authorized as a MiFID investment firm by BaFin. Client relationships have been migrated so that Jefferies GmbH can service EEA institutional clients across Investment Banking, Equities and Fixed Income sectors from its office in Frankfurt and branch offices in other EEA countries. Due to considerations such as operating expenses, liquidity, leverage and capital, the modified European operating framework will be more complex, less efficient and more costly than would otherwise have been the case, which could have an adverse impact on our businesses, results of operations and our ability to service clients. In addition, the potential impacts related to, among other things, the U.K.’s exit from the EU, the terms of the new economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and likely to change over time. The overall impact of the U.K.’s exit from the EU on any one or more factors, or more generally, could adversely affect our businesses, our results of operations and financial condition, including our revenues from trading and investment banking activities, particularly in Europe. We are continuing to monitor the impact of the U.K.’s exit from the EU on our businesses, our results of operations and financial condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in our computer systems and networks. In recent years, there have been several highly publicized incidents involving financial services companies reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. Malicious actors may also attempt to compromise or induce our induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
Like other financial services firms, we and our third-party service providers have been the target of cyber attacks. Although we and our service providers regularly defend against, respond to and mitigate the risks of cyberattacks, cybersecurity incidents among financial services firms and industry generally are on the rise. We are not aware of any material losses we have incurred relating to cyber attacks or other information security breaches. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Although we monitor the changing cybersecurity risk environment and seek to maintain reasonable security measures, including a suite of authentication and layered information security controls, no security measures are infallible, and we cannot guarantee that our safeguards will always work or that they will detect, mitigate or remediate these risks in a timely manner. Despite our implementation of reasonable security measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, as well as human error, natural disaster, power loss, and other events that could damage to our reputation, impact the security and stability of our operations, and expose us to class action lawsuits and regulatory investigation, action, and penalties, and significant liability.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we evaluate the information security programs and defenses of third-party vendors, we cannot be certain that our reviews and oversight will identify all potential information security weaknesses, or that our vendors’ information security protocols are or will be sufficient to withstand or adequately respond to a cyber attack, cybersecurity incident, or other information security breach. In addition, in order to access our products and services, or trade with us, our customers and counterparties may use networks, computers and other devices that are beyond our security control systems and processes.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
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
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack, cybersecurity incident, or other information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack, cybersecurity incident, or other information security breach would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm caused by the cyber attack, cybersecurity incident, or other information security breach or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated. All of these factors could further increase the costs and consequences of such a cyber attack or cybersecurity incident. In providing services to clients, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system compromise or failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Depending on the circumstances giving rise to the information security breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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
Our investment in Jefferies Finance may not prove to be successful and may adversely affect our results of operations or financial condition.
Many factors, most of which are outside of our control, can affect Jefferies Finance’s business, including adverse investment banking and capital market conditions leading to a decline of syndicate loans, inability of borrowers to repay commitments, adverse changes to a borrower’s credit worthiness, and other factors that directly and indirectly effect the results of operations, and consequently may adversely affect our results of operations or financial condition.
Our investment in Berkadia may not prove to be successful and may adversely affect our results of operations or financial condition.
Many factors, most of which are outside of our control, can affect Berkadia’s business, including loan losses in excess of reserves, a change in the relationships with U.S. Government-Sponsored Enterprises or federal agencies, a significant loss of customers, and other factors that directly and indirectly effect the results of operations, including the sales and profitability of Berkadia, and consequently may adversely affect our results of operations or financial condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Legal, Legislation and Regulation Risks
Newly introduced legislation and regulation may significantly affect our business.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations adopted by the CFTC and the SEC have introduced a comprehensive regulatory regime for swaps and SBS and parties that deal in such derivatives. One of our subsidiaries is registered as a swap dealer with the CFTC and is a member of the NFA, is registered as a security-based swap dealer with the SEC and has applied to the SEC to register as an OTC Derivatives Dealer. We have incurred significant compliance and operational costs as a result of the swaps and SBS rules adopted by the CFTC and SEC pursuant to the Dodd-Frank Act, and we expect that the complex regulatory framework will continue to require significant monitoring and compliance expenditures. We also will become subject to the SEC’s rules with respect to OTC Derivative Dealers if our subsidiary’s application to register as an OTC Derivatives Dealer is approved. Negative effects could result from an expansive extraterritorial application of the Dodd-Frank Act and/or insufficient international coordination with respect to adoption of rules for derivatives and other financial reforms in other jurisdictions.
Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the EU, the U.K. and Japan. For example, the EU and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market Infrastructure Regulation (“EMIR”).
The Markets in Financial Instruments Regulation and a revision of the Market in Financial Instruments Directive (collectively referred to as “MiFID II”) imposes certain restrictions as to the trading of shares and derivatives including market structure-related, reporting, investor protection-related and organizational requirements, requirements on pre- and post-trade transparency, requirements to use certain venues when trading financial instruments (which includes shares and certain derivative instruments), requirements affecting the way investment managers can obtain research, powers of regulators to impose position limits and provisions on regulatory sanctions. The EU published amended rules in August 2021, which include investor protection rules and rules relating to research on small and medium sized enterprises, effective in 2022.
The EU capital and liquidity legislation for banks implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. Certain of these changes began to be phased in from June 2021, and further changes will be required to be implemented from 2023. In addition, new prudential regimes for investment firms are in the process of being implemented in both the EU and the UK for MiFID authorized investment firms. The Investment Firms Regulation (IFR) and the Investment Firms Directive (IFD), being applicable to the UK and Europe, whilst simplifying the capital treatment for investments firms such as the UK entity, Jefferies International Limited, and, its European subsidiary, Jefferies GmbH, will include a requirement that a certain amount of variable remuneration for material risk takers be paid in non-cash instruments and have a deferral element. Implementation of this requirement is effective from the financial year commencing December 1, 2022 for Jefferies International Limited and December 1, 2021 for Jefferies GmbH (although the European implementation timeline for Jefferies GmbH could be delayed by the German regulator, resulting in a commencement date of December 1, 2022, being in line with the UK). Consequently, we will need to adapt our remuneration structures for those employees identified as material risk takers.
Increasing regulatory focus on evolving privacy and security issues and expanding laws could impact our businesses and investments and expose us to increased liability.
The EU General Data Protection Regulation (the “EU GDPR” or “GDPR”) applies in all EU Member States and also applies to entities established outside of the EU where such entity processes personal data in relation to: (i) the offering of goods or services to data subjects in the EEA; or (ii) monitoring the behavior of data subjects as far as that behavior takes place in the EEA. The UK has implemented the GDPR as part of its national law (referred to as the “UK GDPR”). The GDPR imposes a number of obligations on companies, including, without limitation: accountability and transparency requirements; compliance with the data protection rights of data subjects; and the prompt reporting of certain personal data breaches to both (1) the relevant data supervisory authority without undue delay unless the personal data breach is unlikely to result in a risk to the data subject’s rights and freedoms; and (2) impacted individuals where the personal data breach is likely to result in a high risk with regard to their rights and freedoms.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The EU GDPR also includes restrictions on the transfers of personal data from the EEA to jurisdictions that are not recognized as having ‘adequate data protection laws’. Obligations under the EU GDPR and implementing Member State legislation continue to evolve through legislation and regulatory guidance, for example imposing further restrictions on use of the standard contractual clauses (“SCCs”) to transfer data to third countries by requiring companies to carry out a transfer privacy impact assessment.
The EU GDPR imposes significant fines for serious non-compliance of up to the higher of 4% of an organization’s annual worldwide turnover or €20 million (or approximately £17.5 million under the UK GDPR). The EU GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation as a result of infringement of the EU GDPR for financial or non-financial losses.
Following the United Kingdom’s departure from the EU, known as Brexit, the EU GDPR’s data protection obligations continue to apply in the United Kingdom in substantially unvaried form under “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
Other privacy laws at both federal and state levels are in effect in the U.S. and other regions, many of which involve heightened compliance obligations similar to those under GDPR. The privacy and cybersecurity legislative and regulatory landscape is evolving rapidly, and numerous proposals regarding privacy and cybersecurity are pending before U.S. and non-U.S. legislative and regulatory bodies. The adopted form of such developing legislation and regulation will determine the level of any resources which we will need to invest to ensure compliance. In the event of non-compliance with privacy laws and regulations, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.
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
Certain of our subsidiaries are subject to regulatory financial capital holding requirements, that could impact various capital allocation decisions or limit the operations of our broker-dealers. In particular, compliance with the financial capital holding requirement may restrict our broker-dealers’ ability to engage in capital-intensive activities such as underwriting and trading, and may also limit their ability to make loans, advances, dividends and other payments and may restrict our swap dealers’ ability to execute certain derivative transactions.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
and our expansion into new areas impose greater risks of liability. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.
A change in tax laws in key jurisdictions could materially increase our tax expense.
We are subject to tax in the U.S. and numerous international jurisdictions. Changes to income tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, or the introduction of new taxes, could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have an adverse effect on our financial condition or results of operations.
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
Our results of operations for the years ended November 30, 2021 (“2021”) and November 30, 2020 (“2020”) are discussed below. For a discussion of our results of operations for the year ended November 30, 2019 (“2019”) and our 2020 results of operations as compared with our 2019 results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report Form 10-K for the year ended November 30, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on January 28, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Consolidated Results of Operations
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

				% Change from Prior Year
	2021	2020	2019	2021	2020
Net revenues	$7,043,823	$5,197,477	$3,112,530	35.5%	67.0%
Non-interest expenses	4,859,870	4,020,023	2,787,861	20.9%	44.2%
Earnings before income taxes	2,183,953	1,177,454	324,669	85.5%	262.7%
Income tax expense	559,229	302,748	80,284	84.7%	277.1%
Net earnings	1,624,724	874,706	244,385	85.7%	257.9%
Net earnings (loss) attributable to noncontrolling interests	5,993	(4,597)	(1,644)	N/M	179.6%
Net earnings attributable to Jefferies Group LLC	1,618,731	879,303	246,029	84.1%	257.4%
Effective tax rate	25.6%	25.7%	24.7%
N/M — Not Meaningful
Executive Summary
2021 Compared with 2020 - Record Full Year Investment Banking Net Revenues, Total Net Revenues and Net Earnings
Consolidated Results
•Net revenues for 2021 were a record $7.04 billion, compared with a prior year record of $5.20 billion for 2020, an increase of $1.85 billion, or 35.5%, reflecting record net revenues in investment banking, equities and asset management and solid results in fixed income.
•Earnings before income taxes of $2.18 billion for 2021 were a record, up 85.5% over the prior year’s then record earnings before income taxes.
•Net earnings attributable to Jefferies Group LLC of $1.62 billion for 2021 were a record, up 84.1% over the prior year’s then record net earnings attributable to Jefferies Group LLC.
Business Results
•Our investment banking net revenues of $4.42 billion for 2021 were an increase of 84.4% from the prior year, reflecting record advisory revenues of $1.87 billion, an increase of 77.8%, or $820.1 million, compared to 2020, while our record underwriting revenues for 2021 were $2.49 billion, up $1.04 billion, or 72.1%. The increase in net revenues is reflective of an increase in both the number and aggregate value of transactions completed by our investment banking franchise.
•Our investment banking revenues include our share of the net earnings (loss) of the Jefferies Finance joint venture. In 2021, Jefferies Finance achieved record underwriting volumes on the back of the strength of the leveraged loan market and an active private-equity backed mergers and acquisitions environment. The results in 2021 were partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to refinancing outstanding debt. Results of Jefferies Finance in 2020 were impacted by unrealized losses related to the write-down of commitments and loans held-for-sale, primarily due to the impact of the novel coronavirus (“COVID-19”) pandemic on the markets and the economy. The prior year results were also impacted by unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
•Our equities net revenues increased 15.2% compared to the prior year, reflecting record results that were driven by strong client activity and trading performance as a result of meaningful growth across all of our products and regions.
•Our fixed income net revenues were down 28.5% compared to the prior year, which was an all-time record. Net revenues for 2021 are reflective of strong trading results under more normalized trading conditions and reflect continued strength in certain of our credit-focused businesses and strong client demand though this is in comparison to outsize trading volumes and extremely active markets and high levels of volatility driving results in the prior year.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our asset management net revenues of $247.2 million for 2021, were higher than the $208.3 million recorded in the prior year, driven by a substantial increase in asset management fees and revenues, partially offset by lower investment returns across certain platforms. Results in the current year include $71.6 million in management, performance and similar fees and revenues earned directly or through our strategic affiliates in the current year, as compared with $28.7 million in 2020.
•Net revenues in our other business category for 2021 were $113.4 million, compared with $121.3 million in 2020. Results for 2021 include higher net revenues from our share of the net income from Berkadia Commercial Mortgage Holding LLC (“Berkadia”). Results in 2020 also include gains of $61.5 million from hedges that were bought and sold in the first quarter of 2020 at the onset of COVID-19.
Expenses
•Non-interest expenses for 2021 increased $839.8 million, or 20.9%, to $4.86 billion, compared with $4.02 billion for 2020. This 20.9% increase, is largely due to higher compensation and benefits expense, as well as higher transaction-related costs. Our pre-tax operating margin increased to 31.0% in 2021 from 22.7% in 2020.
•Compensation and benefits expense for 2021 was $3.37 billion, an increase of $581.1 million, or 20.8%, from 2020. The increase is primarily a result of the significant increase in our net revenues. Compensation and benefits expense as a percentage of Net revenues was 47.9% for 2021, compared with 53.7% for 2020. Refer to Note 16, Compensation Plans, included in this Annual Report on Form 10-K, for further details
•Non-compensation expenses for 2021 increased $258.8 million, or 21.1%, to $1.49 billion, compared with $1.23 billion for 2020. The increase in non-compensation expenses was largely due to higher Floor brokerage and clearing fees related to increased trading volumes and a significant increase in volume of investment banking transactions driving higher Underwriting costs. Technology and communication expenses, Professional services expenses and Business development expenses were also higher for 2021 reflecting our growth and costs associated with our increased recruiting efforts.
•Other expenses within Non-compensation also increased for 2021 primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business and $38.2 million in costs related to the early redemption of senior notes.
Headcount
•At November 30, 2021, we had 4,508 employees globally, an increase of 586 employees from our headcount of 3,922 at November 30, 2020. Our headcount increased across all regions primarily as a result the growth of our investment banking business, as well as due to additions in technology and other corporate services staff to support our increased regulatory requirements and overall growth.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

							% Change from Prior Year
	2021		2020		2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	2021	2020
Advisory	$1,873,560	26.6%	$1,053,500	20.3%	$767,421	24.6%	77.8%	37.3%

Equity underwriting	1,557,364	22.1	902,016	17.4	361,972	11.6	72.7%	149.2%
Debt underwriting	935,131	13.3	545,978	10.5	407,336	13.1	71.3%	34.0%
Total underwriting	2,492,495	35.4	1,447,994	27.9	769,308	24.7	72.1%	88.2%
Other investment banking	57,196	0.8	(103,330)	(2.0)	(14,617)	(0.5)	N/M	606.9%
Total investment banking	4,423,251	62.8	2,398,164	46.2	1,522,112	48.8	84.4%	57.6%

Equities	1,300,877	18.5	1,128,910	21.7	773,979	24.9	15.2%	45.9%
Fixed income	959,122	13.6	1,340,792	25.8	681,362	21.9	(28.5)%	96.8%
Total capital markets	2,259,999	32.1	2,469,702	47.5	1,455,341	46.8	(8.5)%	69.7%

Other	113,381	1.6	121,272	2.3	58,535	1.9	(6.5)%	107.2%

Total Investment Banking and Capital Markets (1)	6,796,631	96.5	4,989,138	96.0	3,035,988	97.5	36.2%	64.3%

Asset management fees and revenues	71,571	1.0	28,694	0.6	20,285	0.7	149.4%	41.5%
Investment return (2)	220,528	3.1	228,129	4.4	96,805	3.1	(3.3)	135.7%
Allocated net interest (2)	(44,907)	(0.6)	(48,484)	(0.9)	(40,548)	(1.3)	(7.4)%	19.6%
Total Asset Management	247,192	3.5	208,339	4.0	76,542	2.5	18.6%	172.2%

Net revenues	$7,043,823	100.0%	$5,197,477	100.0%	$3,112,530	100.0%	35.5%	67.0%
N/M — Not Meaningful
(1)    Allocated net interest is not separately disaggregated for Investment Banking and Capital Markets. This presentation is aligned to our Investment Banking and Capital Markets internal performance measurement.
(2)    Allocated net interest represents an allocation to Asset Management of our long-term debt interest expense, net of interest income on our Cash and cash equivalents and other sources of liquidity. Allocated net interest has been disaggregated to increase transparency and to make clearer actual Investment return. We believe that aggregating Investment return and Allocated net interest would obscure the Investment return by including an amount that is unique to our credit spreads, debt maturity profile, capital structure, liquidity risks and allocation methods.
Investment Banking Revenues
Investment banking is comprised of revenues from:
•advisory services with respect to mergers/acquisitions, restructurings/recapitalizations and private capital advisory transactions;
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following table sets forth our investment banking revenues (dollars in thousands):

				% Change from Prior Year
	2021	2020	2019	2021	2020
Advisory	$1,873,560	$1,053,500	$767,421	77.8%	37.3%

Equity underwriting	1,557,364	902,016	361,972	72.7%	149.2%
Debt underwriting	935,131	545,978	407,336	71.3%	34.0%
Total underwriting	2,492,495	1,447,994	769,308	72.1%	88.2%
Other investment banking	57,196	(103,330)	(14,617)	N/M	606.9%
Total investment banking	$4,423,251	$2,398,164	$1,522,112	84.4%	57.6%
N/M — Not Meaningful
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed			Aggregate Value
	2021	2020	2019	2021	2020	2019
Advisory transactions	315	228	195	$380.4	$217.5	$241.6
Public and private equity and convertible offerings	426	286	166	145.6	103.5	45.3
Public and private debt financings	812	639	779	390.9	255.8	190.7
2021 Compared with 2020
•Investment banking revenues for 2021 were a record of $4.42 billion, compared with $2.40 billion for 2020, reflecting record advisory and underwriting revenues.
•Our 2021 advisory revenues were a record $1.87 billion, up $820.1 million, or 77.8%, from 2020, primarily due to a significant increase in the number and values of transactions, and including a significant contribution from Special Purpose Acquisition Companies (“SPACs”) advisory transactions in 2021.
•Our underwriting revenues for 2021 were a record $2.49 billion, an increase of $1.04 billion, or 72.1%, from 2020, with record net revenues in equity underwriting of $1.56 billion and record net revenues of $0.94 billion in debt underwriting, as clients took advantage of the strong equity environment and the low interest rate environment. Our equity underwriting results also include increased revenues from SPAC offerings, as well as strong revenues from at-the-money offerings.
•Other investment banking revenues were $57.2 million for 2021, compared with a loss of $103.3 million for 2020. Other investment banking revenues include our share of the net earnings (loss) of the Jefferies Finance joint venture. In 2021, Jefferies Finance achieved record underwriting volumes on the back of the strength of the leveraged loan market and an active private-equity backed mergers and acquisitions environment. The results in 2021 were partially offset by a $56.0 million one-time charge incurred by Jefferies Finance related to refinancing outstanding debt. Results of Jefferies Finance in 2020 were impacted by unrealized losses related to the write-down of commitments and loans held-for-sale, primarily due to the impact of the COVID-19 pandemic on the markets and the economy. The prior year results were also impacted by unrealized write-downs of private equity investments received or acquired in connection with our investment banking activities.
•At November 30, 2021, our investment banking backlog is robust and consistent with levels from a year ago. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in the estimate may occur, and expected transactions may also be modified or cancelled.
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
2021 Compared with 2020
•Total equities net revenues were a record $1.30 billion for 2021, an increase of 15.2% over the previous year record of $1.13 billion in 2020. Overall, our record results were driven by strong client activity and trading performance across all regions.
•Our global cash equities business had record results driven by significant client activity and strong trading revenue, including trading gains from SPAC-related activity, and our electronic trading platform continues to expand and achieve record results. Our derivatives business achieved record results, driven by strong client activity and trading revenues. Our prime services franchise had record results driven by higher balances and increased client activity, as well as higher financing revenues in our securities finance business. Our results were slightly offset by lower revenues in our global convertibles businesses primarily driven by lower trading volumes and volatility.
•Our execution franchise continues to be top-ranked by Greenwich Associates in electronic trading and our global convertibles business was ranked #1 in global overall quality. Each of our research franchises in the U.S., Europe, and across Asia Pacific are now ranked within the top 8 by Institutional Investor. Our global distribution platform has received several top 5 rankings by Institutional Investor in sales and sector strategy.
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
2021 Compared with 2020
•Fixed income net revenues totaled $959.1 million for 2021, a decrease of 28.5% compared with record net revenues of $1.34 billion for 2020, driven by reduced global trading volumes across several products. While 2021 revenues decreased from 2020, our fixed income franchise produced solid overall trading results across most of our businesses, reflecting continued strength in certain of our credit-focused businesses and strong client demand in structuring and financing credit products and for trading securitized products. The results in 2020 significantly benefited from strong trading volumes due to extremely active markets and high levels of volatility.
•Net revenues for 2021 were higher in our securitized markets groups and distressed trading business, as compared with the prior year. In addition, 2021 results benefited from trading gains in our municipal securities business compared to 2020 when markets experienced a significant sell-off due to the impact of COVID-19. Our revenues also benefited from ongoing investments across our European credit franchise.
•Our 2021 results also include lower revenues in our U.S. and International rates businesses due to a decline in trading opportunities, as a result of lower volatility, as the prior year benefited from significant client activity and wider bid-offer spreads. Lower results across our investment grade corporates and emerging markets businesses, as well as our high yield and loan trading businesses, were driven by reduced client activity and lower levels of volatility in 2021.
Other
Other is comprised of revenues from:
•Berkadia and other investments (other than Jefferies Finance, which is included in Other investment banking);
•principal investments in private equity and hedge funds managed by third-parties and are not part of our Leucadia Asset Management platform and other strategic investment positions; and
•investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expense).

JEFFERIES GROUP LLC AND SUBSIDIARIES
2021 Compared with 2020
•Our other net revenues totaled $113.4 million for 2021, a decrease of $7.9 million compared with $121.3 million for 2020.
•Results for 2021 include net revenues of $130.6 million from our share of income from Berkadia, compared with $68.9 million in 2020. The higher net revenues for 2021 are due to significant increases in debt and investment sales volumes. The net revenues for 2020 were impacted by the impairment of mortgage servicing rights as a result of lower interest rates, higher loan loss provisions and a decline in loan originations due to the impact of COVID-19. Other revenues also include allocated interest expense related to our investment in Berkadia.
•Results for 2020 also include gains of $61.5 million from macro hedges that were bought and sold in 2020 at the onset of the COVID-19 pandemic.
Asset Management
We operate a diversified alternative asset management platform under the Leucadia Asset Management (“LAM”) umbrella offering institutional clients an innovative range of investment strategies and asset classes directly and through our affiliated asset managers. We provide access to capital and provide certain of our affiliated asset managers with operational infrastructure and global marketing and distribution.
Asset management revenues include the following:
•management and performance fees from funds and accounts managed by us;
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits; and
•investment income from capital invested in and managed by us, Jefferies Financial Group Inc. (“Jefferies”) and our affiliated asset managers.
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
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

				% Change from Prior Year
	2021	2020	2019	2021	2020
Asset management fees:
Equities	$6,927	$6,095	$3,623	13.7%	68.2%
Multi-asset	7,397	3,092	13,596	139.2%	(77.3)%
Total asset management fees	14,324	9,187	17,219	55.9%	(46.6)%
Revenue from strategic affiliates (1)	57,247	19,507	3,066	193.5%	536.2%
Total asset management fees and revenues	71,571	28,694	20,285	149.4%	41.5%
Investment return	220,528	228,129	96,805	(3.3)%	135.7%
Allocated net interest	(44,907)	(48,484)	(40,548)	(7.4)%	19.6%
Total Asset Management	$247,192	$208,339	$76,542	18.6%	172.2%
(1)    The amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements.
2021 Compared with 2020
•Asset management net revenues for 2021 were a record $247.2 million, higher than the $208.3 million for 2020, driven by a substantial increase in asset management fees and revenues, partially offset by lower investment returns across certain platforms. Asset management fees and revenues in 2021 of $71.6 million, as compared with $28.7 million in the prior year, were driven by significant increases in management, performance and similar fees and revenues from

JEFFERIES GROUP LLC AND SUBSIDIARIES
our strategic affiliates.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $14.3 billion and $10.2 billion at November 30, 2021 and 2020, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. (In the third quarter of 2021, we made changes to our disclosure of aggregate assets under management to exclude the aggregate par value of collateralized loan obligations that are managed by Jefferies Finance, in order to better align the manner in which we evaluate our asset management businesses, and have presented the amount at November 30, 2020 on a comparable basis.) These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.6 billion at both November 30, 2021 and 2020. We invest in certain strategies using our own capital, often before opening a strategy to outside capital. The net asset values include our capital of $1.6 billion and $1.5 billion at November 30, 2021 and 2020, respectively, plus amounts financed of $1.0 billion and $1.1 billion at November 30, 2021 and 2020, respectively. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $10.9 billion and $6.9 billion at November 30, 2021 and 2020, respectively. In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $0.8 billion and $0.7 billion at November 30, 2021 and 2020, respectively. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period end assets under management by predominant asset class were as follows (in millions):

	November 30,
	2021	2020
Assets under management:
Equities	$349	$481
Multi-asset	482	173
Total	$831	$654
Change in assets under management were as follows (in millions):

	Year Ended November 30,
	2021	2020
Assets under management:
Balance, beginning of period	$654	$840
Net cash flow in (out)	152	(86)
Net market appreciation (depreciation)	25	(100)
Balance, end of period	$831	$654
The net cash flow in during 2021 is primarily due to new subscriptions and investments from third-parties and the transfer of third-party net assets from Jefferies to us, partially offset by redemptions from and liquidations of certain funds.
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

	November 30,
	2021	2020
Jefferies Group LLC; as manager:
Fund investments (1)(2)	$221,359	$25,292
Separately managed accounts (3)	251,665	342,443
Total	$473,024	$367,735

Jefferies Financial Group Inc.; as manager:
Fund investments (2)	$—	$233,601
Total	$—	$233,601

Strategic affiliates; as asset manager:
Fund investments	$825,503	$641,185
Separately managed accounts (3)	307,723	261,273
Total	$1,133,226	$902,458

Total asset management investments	$1,606,250	$1,503,794
(1)    Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At November 30, 2021 and 2020, $76.5 million and $0.1 million, respectively, represents net investments in funds that have been consolidated in our financial statements.
(2)    In 2021, certain fund investments, for which Jefferies Financial Group Inc. had acted as the manager, were transferred to us as the manager.
(3)    Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

				% Change from Prior Year
	2021	2020	2019	2021	2020
Compensation and benefits	$3,373,629	$2,792,575	$1,684,054	20.8%	65.8%
Non-compensation expenses:
Floor brokerage and clearing fees	301,978	270,132	227,471	11.8%	18.8%
Underwriting costs	117,572	95,636	50,662	22.9%	88.8%
Technology and communications	434,359	386,830	335,395	12.3%	15.3%
Occupancy and equipment rental	118,961	107,180	119,472	11.0%	(10.3)%
Business development	111,540	67,603	138,158	65.0%	(51.1)%
Professional services	223,797	179,888	162,668	24.4%	10.6%
Other	178,034	120,179	69,981	48.1%	71.7%
Total non-compensation expenses	1,486,241	1,227,448	1,103,807	21.1%	11.2%
Total non-interest expenses	$4,859,870	$4,020,023	$2,787,861	20.9%	44.2%

JEFFERIES GROUP LLC AND SUBSIDIARIES
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.
•Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for a portion of awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense includes amortization expense associated with these awards to the extent vesting is contingent on future service. In addition, the awards to our Chief Executive Officer and Chairman and our Chairman of the Executive Committee and contain market and performance conditions and the awards are amortized over their service periods.
•Compensation and benefits expense was $3.37 billion for 2021 compared with $2.79 billion for 2020, increasing at a lower rate than the increase in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $393.1 million for 2021 compared with $499.5 million for 2020. Compensation expense related to the accelerated amortization of certain cash-based awards, which were amended to remove any service requirements for vesting in the awards, amounted to $188.3 million and $179.6 million for 2021 and 2020, respectively.
•Compensation and benefits expense as a percentage of Net revenues was 47.9% for 2021 and 53.7% for 2020.
•Employee headcount was 4,508 globally at November 30, 2021, an increase of 586 employees from our headcount of 3,922 at November 30, 2020. Our headcount increased across all regions primarily as a result the growth of our investment banking business, as well as due to additions in technology and other corporate services staff to support our increased regulatory requirements and overall growth.
•Refer to Note 16, Compensation Plans, included in this Annual Report on Form 10-K, for further details on compensation and benefits.
Non-Compensation Expenses
2021 Compared with 2020
•Non-compensation expenses were $1.49 billion for 2021, an increase of $258.8 million, or 21.1%, compared with $1.23 billion for 2020.
•The increase in non-compensation expenses was largely due to higher Floor brokerage and clearing fees on increased trading volumes in equities and higher Underwriting costs and Business Development expenses as investment banking activity increased and higher costs associated with our increased recruiting efforts. The increase also included higher Technology and communication expenses primarily related to the development of various trading and management systems and increased market data costs. Professional services expenses were also higher primarily due to legal and agency fees to support growing activity across our businesses.
•Results for 2021 also included higher Other expenses primarily due to an increase in bad debt expense mostly related to a specific default in our prime brokerage business and $38.2 million in costs related to the early redemption of senior notes, partially offset by a reduction in the loss provision for investment banking receivables.
•Non-compensation expenses as a percentage of Net revenues was 21.1% and 23.6% for 2021 and 2020, respectively, demonstrating the operating leverage inherent in our business.
Income Taxes
•For 2021, the provision for income taxes was $559.2 million, equating to an effective tax rate of 25.6%, compared with a provision for income taxes of $302.7 million, equating to an effective tax rate of 25.7% for 2020.
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
Goodwill
At November 30, 2021, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.65 billion (3.0% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2021.
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
The carrying values of goodwill by reporting unit at November 30, 2021 are as follows: $565.8 million in Investment Banking, $160.7 million in Equities and Wealth Management, and $918.8 million in Fixed Income.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	November 30,
	2021	2020	% Change
Total assets	$54,768.9	$47,752.0	14.7%

Cash and cash equivalents	8,813.6	7,111.9	23.9%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015.1	604.3	68.0%

Financial instruments owned	19,336.2	17,686.1	9.3%
Financial instruments sold, not yet purchased	11,690.8	10,017.5	16.7%
Total Level 3 assets	336.6	379.1	(11.2)%

Securities borrowed	$6,409.4	$6,934.8	(7.6)%
Securities purchased under agreements to resell	7,642.5	5,096.8	49.9%
Total securities borrowed and securities purchased under agreements to resell	$14,051.9	$12,031.6	16.8%

Securities loaned	$1,525.7	$1,810.7	(15.7)%
Securities sold under agreements to repurchase	8,446.1	8,316.3	1.6%
Total securities loaned and securities sold under agreements to repurchase	$9,971.8	$10,127.0	(1.5)%
Total assets at November 30, 2021 and 2020 were $54.77 billion and $47.75 billion, respectively, an increase of 14.7%. During 2021, average total assets were approximately 9.7% higher than total assets at November 30, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our total Financial instruments owned inventory was $19.34 billion and $17.69 billion at November 30, 2021 and 2020, respectively. During the year ended November 30, 2021, our total Financial instruments owned increased primarily due to increases in corporate debt securities, loans and other receivables, corporate equity securities and mortgage-and asset-backed securities, partially offset by a decrease in sovereign obligations. Financial instruments sold, not yet purchased inventory was $11.69 billion at November 30, 2021, an increase of 16.7% from $10.02 billion at November 30, 2020, with the increase primarily driven by corporate debt securities, derivative contracts and loans, partially offset by decreases in corporate equity securities, government and federal agency securities and sovereign obligations. Our overall net inventory position was $7.65 billion and $7.67 billion at November 30, 2021 and 2020, respectively, with the decrease primarily due to decreases in sovereign obligations and derivative contracts, partially offset by increases in corporate equity securities, government and federal agency securities and mortgage-and asset-backed securities. Our Level 3 financial instruments owned as a percentage of total Financial instruments owned declined to 1.7% at November 30, 2021 from 2.1% at November 30, 2020.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balance of total reverse repos and stock borrows during 2021 were 29.9% higher than the November 30, 2021 balance. Our average month end balance of total repos and stock loans during 2021 were 40.3% higher than the November 30, 2021 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Year Ended
	2021	2020
Securities Purchased Under Agreements to Resell:
Year end	$7,642	$5,097
Month end average	9,425	8,040
Maximum month end	12,321	12,061
Securities Sold Under Agreements to Repurchase:
Year end	$8,446	$8,316
Month end average	11,515	13,501
Maximum month end	19,207	18,979
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

		November 30,
		2021	2020
Total assets		$54,768,900	$47,751,997

Total equity		$7,078,608	$6,366,132

Total Jefferies Group LLC member’s equity		$7,067,484	$6,348,743
Deduct:	Goodwill and intangible assets	(1,791,500)	(1,805,376)
Tangible Jefferies Group LLC member’s equity		$5,275,984	$4,543,367

Leverage ratio (1)		7.7	7.5
Tangible gross leverage ratio (2)		10.0	10.1
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $14.38 billion at November 30, 2021 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At November 30, 2021, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	November 30, 2021	Average Balance Quarter ended November 30, 2021 (1)	November 30, 2020
Cash and cash equivalents:
Cash in banks	$1,888,693	$3,238,339	$1,979,058
Money market investments (2)	6,924,871	4,149,368	5,132,871
Total cash and cash equivalents	8,813,564	7,387,707	7,111,929
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,621,118	1,516,547	1,180,410
Other (4)	311,641	484,528	312,511
Total other sources	1,932,759	2,001,075	1,492,921
Total cash and cash equivalents and other liquidity sources	$10,746,323	$9,388,782	$8,604,850
Total cash and cash equivalents and other liquidity sources as % of Total assets	19.6%		18.0%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	20.3%		18.7%
(1)Average balances are calculated based on weekly balances.
(2)At November 30, 2021 and 2020, $6.91 billion and $5.12 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities, and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both November 30, 2021 and 2020 are invested in AAA-rated prime money funds. The average balance of U.S. government money funds for the quarter ended November 30, 2021 was $4.13 billion.
(3)Consists of high quality sovereign government securities and reverse repurchase agreements collateralized by U.S. government securities and other high quality sovereign government securities; deposits with a central bank within the European Economic Area, United Kingdom, Canada, Australia, Japan, Switzerland or the U.S.; and securities issued by a designated multilateral development bank and reverse repurchase agreements with underlying collateral comprised of these securities.
(4)Other includes unencumbered inventory representing an estimate of the amount of additional secured financing that could be reasonably expected to be obtained from our Financial instruments owned that are currently not pledged after considering reasonable financing haircuts.
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At November 30, 2021, we had the ability to readily obtain repurchase financing for 63.8% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less. The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at November 30, 2021 and 2020 (in thousands):

JEFFERIES GROUP LLC AND SUBSIDIARIES

	November 30,
	2021		2020
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$2,635,956	$347,157	$2,191,536	$238,129
Corporate debt securities	2,943,135	31,935	2,298,591	50,217
U.S. government, agency and municipal securities	3,610,885	109,325	3,336,361	110,586
Other sovereign obligations	1,528,100	1,463,968	2,518,928	1,101,272
Agency mortgage-backed securities (1)	1,487,165	—	1,652,743	—
Loans and other receivables	132,989	—	564,112	—
Total	$12,338,230	$1,952,385	$12,562,271	$1,500,204
(1)Consists solely of agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”).
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $16.23 billion and $21.51 billion for 2021 and 2020, respectively. Average unencumbered liquid financial instruments were $1.79 billion and $1.39 billion for 2021 and 2020, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At November 30, 2021, approximately 60.9% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During 2021, an average of approximately 70.2% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately eight months at November 30, 2021.
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At November 30, 2021, short-term borrowings, which must be repaid within one year or less and include bank loans and overdrafts, borrowings under revolving credit facilities and floating rate puttable notes totaled $221.9 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $346.8 million for 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our short-term borrowings include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At November 30, 2021, we were in compliance with all covenants under these facilities. The outstanding balance of our facilities, which are with a bank and are included within short-term borrowings, were $200.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over the federal funds rate, as defined in the credit agreements.
Our short-term borrowings at November 30, 2021 also include floating rate puttable notes of $6.8 million and other bank loans of $15.1 million.
A bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At November 30, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.
In addition, this bank also provides a $200.0 million revolving credit facility with a termination date of September 12, 2022, which is used for margin calls at a domestic clearing corporation. Overnight loans are charged interest at a spread over the federal funds rate.
Another bank provides committed revolving credit facilities for a total of $200.0 million, including a $150.0 million intraday component and a $50.0 million overnight component, that are used to fund our Asia Pacific business activity. The intraday component is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 1.00%. Overnight loans are charged as agreed between the bank and us in reference to the bank’s cost of funding.
For additional details on our short-term borrowings, refer to Note 11, Short-Term Borrowings, in our consolidated financial statements included in this Annual Report on Form 10-K.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). The notes issued under the program are presented within Other secured financings in our Consolidated Statements of Financial Condition. At November 30, 2021, the outstanding notes were $3.69 billion, bear interest at a spread over the London Interbank Offered Rate (“LIBOR”) and mature from December 2021 to August 2023.
For additional details on our repurchase agreement financing program, refer to Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
Total Long-Term Capital
At November 30, 2021 and 2020, we had total long-term capital of $14.38 billion and $13.02 billion resulting in a long-term debt to equity capital ratio of 1.03:1 and 1.05:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at November 30, 2021 and 2020 was as follows (in thousands):

	November 30,
	2021	2020
Unsecured Long-Term Debt (1)	$7,303,866	$6,655,948
Total Equity	7,078,608	6,366,132
Total Long-Term Capital	$14,382,474	$13,022,080
(1)The amounts at November 30, 2021 and 2020, exclude our secured long-term debt. The amount at November 30, 2021 also excludes $12.0 million of structured notes as these notes mature on June 10, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Long-Term Debt
During 2021, long-term debt increased by $1.14 billion to $8.04 billion at November 30, 2021, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due to our issuances of 2.625% senior notes with a principal amount of $1.0 billion, due 2031, and floating rate senior notes with a principal amount of $62.3 million, due 2071, partially offset by the early redemption of our 5.125% senior notes with a principal amount of $750.0 million, due January 20, 2023. The change was also due to an increase of $349.0 million from borrowings under our senior unsecured revolving credit facility (“Unsecured Revolving Credit Facility”), an increase of $484.3 million from secured long-term borrowings and approximately $175.6 million of structured notes issuances, net of retirements. At November 30, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at November 30, 2021 was $1.84 billion.
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At November 30, 2021, borrowings under the Revolving Credit Facility amounted to $249.0 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at November 30, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At November 30, 2021, we were in compliance with all covenants under the Secured Credit Facility.
During August 2021, we entered into an Unsecured Revolving Credit Facility agreement with a bank under which we have borrowed $349.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At November 30, 2021, we were in compliance with all covenants under the Unsecured Revolving Credit Facility.
During September 2021, one of our subsidiaries amended a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”) due to the maturity of our previous secured bank loan. At November 30, 2021, borrowings under the Secured Bank Loan amounted to $100.0 million. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At November 30, 2021, we were in compliance with all covenants under the Secured Bank Loan.
At November 30, 2021, our unsecured long-term debt, which excludes the Revolving Credit Facility, Secured Credit Facility and the Secured Bank Loan, has a weighted average maturity of approximately 10.9 years.

JEFFERIES GROUP LLC AND SUBSIDIARIES
For further information, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
Our long-term debt ratings at November 30, 2021 are as follows:

	Rating	Outlook
Moody’s Investors Service (1)	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings (2)	BBB	Stable
(1)On November 10, 2021, Moody’s Investors Service (“Moody’s) revised our rating of Baa3 to Baa2 and revised our rating outlook from positive to stable.
(2)Subsequent to year-end, on January 24, 2022, Fitch Ratings affirmed our rating of BBB and revised our rating outlook from stable to positive.
At November 30, 2021, the long-term ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s (1)	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard and Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
(1)    On November 10, 2021, Moody’s revised our ratings of Baa2 to Baa1 and revised our rating outlooks from positive to stable on these principal subsidiaries.
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At November 30, 2021, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $72.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.
Equity Capital
As compared to November 30, 2020, the increase to total Jefferies Group LLC member’s equity at November 30, 2021 is primarily attributed to net earnings, partially offset by net distributions to Jefferies and changes in instrument specific credit risk on structured notes.
During 2021, we paid distributions of $769.9 million to Jefferies, based on our results for the three months ended November 30, 2020 and the nine months ended August 31, 2021. In addition, during 2021, we received a contribution of $153.6 million from Jefferies and paid an additional distribution of $153.6 million to Jefferies. At November 30, 2021, we have accrued a distribution payable of $193.0 million, based on our results for the three months ended November 30, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Subsequent to year-end, on December 1, 2021, Jefferies transferred certain investments in securities and limited partnerships to us. In addition, also on December 1, 2021, Jefferies transferred its investment in Foursight Capital, a subsidiary of Jefferies, to us. These transfers were accomplished as capital contributions from Jefferies, and since we are under common control, these capital contributions were recorded at their book values. As a result of these transfers, our total assets increased by $1.27 billion, total liabilities increased by $800.4 million and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition at December 1, 2021.
Net Capital
As a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the SEC Commission Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, became subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI registered as a security-based swap dealer with the SEC on November 1, 2021, and became subject to the SEC’s security-based swap dealer regulatory rules. Further, subsequent to year-end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. At November 30, 2021, JFSI is in compliance with these SEC and CFTC requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At November 30, 2021, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,225,733	$2,108,211
JFSI	452,297	432,297
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Developments
On December 31, 2020, the U.K. left the European Union single market and customs union and our U.K. broker dealer, Jefferies International Limited, was no longer able to provide services to European clients under the passport regime. We had already taken steps to ensure our ability to provide services to our European clients without interruption by establishing a wholly-owned subsidiary in Germany (“Jefferies GmbH”), which is authorized and regulated in Germany by the Federal Financial Services Authority (“BaFin”). Our European clients were migrated to Jefferies GmbH to conduct business across all of our European investment banking, fixed income and equity platforms with no client disruptions or settlement issues.
Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (“IBORs”). During 2021, the U.K. Financial Conduct Authority announced that the publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities will cease immediately after December 31, 2021, with the remaining U.S. Dollar LIBOR maturities ceasing immediately after June 30, 2023. We are a counterparty to a number of LIBOR-based contracts, with maturity dates subsequent to 2021, composed primarily of cleared derivative contracts and floating rate notes. Our IBOR transition plan is overseen by a global steering committee and we have an active transition program focused on an orderly transition from IBORs to alternative reference rates in accordance with industry transition timelines. We continue to make progress on our transition plan, which is designed to enable operational readiness and robust risk management and are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR. We are actively engaged with our counterparties to ensure that our contracts adhere to the International Swaps and Derivative Association, Inc. (“ISDA”) fallback protocol or are actively converted to alternative risk-free reference rates and are both educating and assisting our clients with the transition from and cessation of LIBOR.
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
In the normal course of business we engage in other off balance-sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, Note 4, Fair Value Disclosures, and Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At November 30, 2021, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 7, Securitization Activities, and Note 8, Variable Interest Entities, in our consolidated financial statements included in this Annual Report on Form 10-K.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Contractual Obligations
The table below provides information about our contractual obligations at November 30, 2021. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$12.0	$351.8	$599.6	$56.0	$6,296.4	$7,315.8
Secured long-term debt (1)	—	375.0	349.0	—	—	724.0
Interest payment obligations on long-term debt (2)	327.7	271.2	510.3	461.6	1,518.4	3,089.2
Operating leases (3)	68.3	66.0	128.2	122.0	221.7	606.2
Purchase obligations (4)	201.1	140.2	78.8	38.0	9.3	467.4
Total	$609.1	$1,204.2	$1,665.9	$677.6	$8,045.8	$12,202.6
(1)For additional information on long-term debt, see Note 12, Long-Term Debt, in our consolidated financial statements included in this Annual Report on Form 10-K.
(2)Amounts based on applicable interest rates at November 30, 2021.
(3)For additional information on operating leases related to certain premises and equipment agreements, see Note 13, Leases, in our consolidated financial statements included in this Annual Report on Form 10-K.
(4)Purchase obligations for goods and services primarily include payments for outsourcing and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2021 reflect the minimum contractual obligations under legally enforceable contracts.
Subsequent to November 30, 2021 and on or before January 31, 2021, we expect to make cash payments of $1.94 billion related to compensation awards for fiscal 2021. See Note 16, Compensation Plans, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Risk Management
Overview
Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and policies and procedures outlining frameworks and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.
Risk management is a multifaceted process that requires communication, judgment and knowledge of financial products and markets. Our risk management process encompasses the active involvement of executive and senior management, and also many departments independent of the revenue-producing business units, including the Risk Management, Operations, Information Technology, Compliance, Legal and Finance Departments. Our risk management policies, procedures and methodologies are flexible in nature and are subject to ongoing review and modification.
In achieving our strategic business objectives, our risk appetite incorporates keeping our clients’ interests as top priority and ensuring we are in compliance with applicable laws, rules and regulations, as well as adhering to the highest ethical standards. We undertake prudent risk-taking that protects the capital base and franchise, utilizing risk limits and tolerances that avoid outsized risk-taking. We maintain a diversified business mix and avoid significant concentrations to any sector, product, geography, or activity and set quantitative concentration limits to manage this risk. We consider contagion, second order effects and correlation in our risk assessment process and actively seek out value opportunities of all sizes. We manage the risk of opportunities larger than our approved risk levels through risk sharing and risk distribution, sell-down and hedging as appropriate. We have a limited appetite for illiquid assets and complex derivative financial instruments. We maintain the asset quality of our balance sheet through conducting trading activity in liquid markets and generally ensure high turnover of our inventory. We subject less liquid positions and derivative financial instruments to particular scrutiny and use a wide variety of specific metrics, limits, and constraints to manage these risks. We protect our reputation and franchise, as well as our standing within the market. We operate a federated approach to risk management and assign risk oversight responsibilities to a number of functions with specific areas of focus.
For discussion of liquidity and capital risk management, refer to the “Liquidity, Financial Condition and Capital Resources” section herein.
Governance and Risk Management Structure
Our Board of Directors (“Board”) and Risk and Liquidity Oversight Committee (“Committee”). Our Board and Committee play an important role in reviewing our risk management process and risk appetite. The Committee assists the Board in its oversight of: (i) the Company’s enterprise risk management, (ii) the Company’s capital, liquidity and funding guidelines and policies and (iii) the performance of the Company’s Chief Risk Officer. Our Global Chief Risk Officer (“CRO”) and Global Treasurer meet with the Committee on no less than a quarterly basis to present our risk profile and liquidity profile and to respond to questions. Our Chief Information Officer also meets with the Committee at least semi-annually to receive and review reports related to any exposure to cybersecurity risk and our plans and programs to mitigate and respond to cybersecurity risks. Additionally, our risk management team continuously monitors our various businesses, the level of risk the businesses are taking and the efficacy of potential risk mitigation strategies and presents this information to our senior management and the Committee.
Our Board also fulfills its risk oversight role through the operations of its various committees, including its Audit Committee. The Audit Committee has responsibility for risk oversight in connection with its review of our financial statements, internal audit function and internal control over financial reporting, as well as assisting the Board with our legal and regulatory compliance and overseeing our Code of Business Practice. The Audit Committee is also updated on risk controls at each of its regularly scheduled meetings.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Risk Committees.
•RMC - the principal committee that governs our risk taking activities. The RMC meets weekly to discuss our risk profile and discuss business or market trends and their potential impact on the business. The Committee approves our limits as a whole, and across risk categories and business lines, reviews limit breaches, and approves risk policies and stress testing methodologies and is supported by the subcommittees, e.g., Credit Committee, Model Governance Committee and Stress Testing Committee, and management forums in risk management functions.
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
Risk Considerations
We apply a comprehensive framework of limits on a variety of key metrics to constrain the risk profile of our business activities. The size of the limits reflects our risk appetite for a certain activity under normal business conditions. Key metrics included in our risk management framework include inventory position and exposure limits on a gross and net basis, scenario analysis and stress tests, Value-at-Risk (“VaR”), sensitivities, exposure concentrations, aged inventory, Level 3 assets, counterparty exposure, leverage and cash capital.
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
Our average daily VaR increased to $13.63 million for 2021 from $10.51 million for 2020. The increase was primarily due to higher equity VaR as a result of increased equity exposure and market volatility, as the historical volatility from 2020 remained in our rolling one year look-back period for most of 2021. Interest rate and credit spreads VaR was lower driven by a decrease in fixed income interest rate exposure over the period. This decrease was offset by a lower diversification benefit across asset classes and business divisions.
The following table illustrates each separate component of VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products, as well as for our overall trading positions using the past 365 days of historical data (in millions):

		Daily VaR (1) Value-at-Risk in Trading Portfolios
	VaR at November 30, 2021				VaR at November 30, 2020
		Daily VaR for 2021				Daily VaR for 2020
Risk Categories:		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$4.60	$5.46	$11.15	$3.21	$7.66	$7.90	$12.50	$3.93
Equity Prices	9.85	11.66	18.98	6.17	12.54	8.01	14.91	3.68
Currency Rates	0.12	0.12	0.31	0.03	0.16	0.21	2.17	0.03
Commodity Prices	0.15	0.39	0.77	0.13	0.44	0.70	1.56	0.24
Diversification Effect (2)	(2.06)	(4.00)	N/A	N/A	(2.04)	(6.31)	N/A	N/A
Firmwide	$12.66	$13.63	$22.91	$6.94	$18.76	$10.51	$22.78	$5.02
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
We perform daily back-testing of our VaR model comparing realized revenue and loss with the previous day’s VaR. Back-testing results are included in the quarterly risk review pack for our Board. The primary method used to test the efficacy of the VaR model is to compare our actual daily net revenue for those positions included in our VaR calculation with the daily VaR estimate. This evaluation is performed at various levels of the trading portfolio, from the overall level down to specific business lines. For the VaR model, trading related revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, net trading losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During 2021, results of the evaluation at the aggregate level demonstrated eight days when the net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below reflects our daily VaR over the last four quarters. The increases from mid-December 2020 through mid-January 2021 were driven by the high historical volatility observed throughout the initial period in 2020 driven by the impact of COVID-19. The lower trend from January 2021 to the end of February 2021 was driven by exposure reductions, while equity exposure increased at various points from March 2021 through early June 2021. VaR trended lower from June 2021 and throughout most of the remainder of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 was driven by increased equity exposure.
Daily Net Trading Revenue
There were 60 days with trading losses out of a total of 252 trading days in 2021. The loss days in 2021 were primarily driven by certain equity funds in our Asset Management business, SPAC-related activity and idiosyncratic positions in our equity trading business and certain block positions that were liquidated during the year. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for 2021 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Certain positions within financial instruments are not included in the VaR model because VaR is not the most appropriate measure of risk. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at November 30, 2021 (in thousands):

10% Sensitivity
Investment in funds (1)	$101,233
Private investments	14,918
Corporate debt securities in default	9,297
Trade claims	3,190
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 4, Fair Value Disclosures, in our consolidated financial statements included in this Annual Report on Form 10-K.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.5 million at November 30, 2021, which is included in other comprehensive income.
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
Credit is extended to counterparties in a controlled manner and in order to generate acceptable returns, whether such credit is granted directly or is incidental to a transaction. All extensions of credit are monitored and managed as a whole to limit exposure to loss related to credit risk. Credit risk is managed according to the Credit Risk Management Policy, which sets out the process for identifying counterparty credit risk, establishing counterparty limits, and managing and monitoring credit limits. The policy includes our approach for:
•Client on-boarding and approving counterparty credit limits;
•Negotiating, approving and monitoring credit terms in legal and master documentation;
•Determining the analytical standards and risk parameters for ongoing management and monitoring credit risk books;
•Actively managing daily exposure, exceptions and breaches; and
•Monitoring daily margin call activity and counterparty performance.
Counterparty credit exposure limits are granted within our credit ratings framework, as detailed in the Credit Risk Management Policy. The Credit Risk Department assesses counterparty credit risk and sets credit limits at the counterparty master agreement level. Limits must be approved by appropriate credit officers and initiated in our credit and trading systems before trading commences. All credit exposures are reviewed against approved limits on a daily basis.
Our Secured Revolving Credit Facility, which supports loan underwritings by Jefferies Finance, is governed under separate policies other than the Credit Risk Management Policy and is approved by our Board. The loans outstanding to certain of our officers and employees are extended pursuant to a review by our most senior management.
Current counterparty credit exposures at November 30, 2021 and 2020 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
AAA Range	$—	$—	$0.8	$1.1	$—	$0.1	$0.8	$1.2	$6,924.9	$5,132.9	$6,925.7	$5,134.1
AA Range	60.0	45.2	111.7	111.7	13.0	9.8	184.7	166.7	5.1	7.8	189.8	174.5
A Range	0.4	0.2	530.4	542.2	338.0	147.2	868.8	689.6	1,869.4	1,967.9	2,738.2	2,657.5
BBB Range	250.3	250.5	170.9	110.2	37.2	18.1	458.4	378.8	0.8	2.2	459.2	381.0
BB or Lower	40.0	50.0	11.4	8.3	71.0	201.6	122.4	259.9	0.1	0.1	122.5	260.0
Unrated	164.2	142.0	—	—	—	0.2	164.2	142.2	13.3	1.0	177.5	143.2
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Asia/Latin America/Other	$14.9	$15.0	$63.7	$72.6	$0.9	$6.9	$79.5	$94.5	$268.1	$248.4	$347.6	$342.9
Europe	0.3	0.1	300.8	313.0	66.4	42.5	367.5	355.6	57.0	96.4	424.5	452.0
North America	499.7	472.8	460.7	387.9	391.9	327.6	1,352.3	1,188.3	8,488.5	6,767.1	9,840.8	7,955.4
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Asset Managers	$—	$0.2	$—	$—	$—	$—	$—	$0.2	$6,924.9	$5,132.9	$6,924.9	$5,133.1
Banks, Broker-dealers	250.7	250.7	602.9	558.6	388.9	178.8	1,242.5	988.1	1,888.7	1,979.0	3,131.2	2,967.1
Corporates	158.2	132.7	—	—	68.0	183.9	226.2	316.6	—	—	226.2	316.6
As Agent Banks	—	—	185.2	190.0	—	—	185.2	190.0	—	—	185.2	190.0
Other	106.0	104.3	37.1	24.9	2.3	14.3	145.4	143.5	—	—	145.4	143.5
Total	$514.9	$487.9	$825.2	$773.5	$459.2	$377.0	$1,799.3	$1,638.4	$8,813.6	$7,111.9	$10,612.9	$8,750.3
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 5, Derivative Financial Instruments, in our consolidated financial statements included in this Annual Report on Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at November 30, 2021 and 2020 to the sovereign governments, corporations and financial institutions in those non- U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8

	November 30, 2020
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Italy	$1,929.5	$(921.6)	$(618.9)	$—	$—	$0.1	$—	$389.1	$389.1
United Kingdom	464.0	(235.8)	(46.7)	0.1	67.4	5.2	64.8	254.2	319.0
France	357.3	(290.9)	48.3	—	140.8	24.3	—	279.8	279.8
Germany	470.7	(352.7)	40.2	—	63.1	11.3	26.7	232.6	259.3
Australia	32.7	(17.8)	173.9	—	24.9	—	12.8	213.7	226.5
Hong Kong	35.2	(11.8)	0.7	—	0.1	—	157.4	24.2	181.6
Canada	417.3	(326.8)	1.3	—	20.4	64.3	2.1	176.5	178.6
Austria	151.2	(73.6)	—	—	—	—	—	77.6	77.6
India	50.9	(6.7)	—	—	—	—	24.3	44.2	68.5
Switzerland	104.0	(72.2)	2.9	—	31.6	1.3	0.4	67.6	68.0
Total	$4,012.8	$(2,309.9)	$(398.3)	$0.1	$348.3	$106.5	$288.5	$1,759.5	$2,048.0
Operational Risk
Operational risk is the risk of financial or non-financial impact, resulting from inadequate or failed internal processes, people and systems or from external events. We interpret this definition as including not only financial loss or gain but also other negative impacts to our objectives such as reputational impact, legal/regulatory impact and impact on our clients. Third-party risk is also included as a subset of Operational Risk and is defined as the potential threat presented to us, or our employees or clients, from our supply chain and other third-parties used to perform a process, service or activity on our behalf.
Our Operational Risk framework includes governance as well as operational risk processes, which is comprised of operational risk event capture and analysis, risk and control self-assessments, operational risk key indicators, action tracking, risk monitoring and reporting, deep dive risk assessments, new business approvals and vendor risk management. Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk Management Policy and processes within the department with regular operational risk training provided to our employees.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, these include:
•Fraud and Theft
•Clients and Business Practices
•Market Conduct / Regulatory Compliance
•Business Disruption
•Technology
•Data Protection and Privacy
•Trading
•Transaction and Process Management
•People
•Cyber
•Vendor Risk
Operational Risk Management Policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firm wide and additionally subject to regional and legal entity operational risk governance as required. We also maintain a firm wide Third-Party (“Vendor”) Risk Management Policy & Framework to ensure adequate control and monitoring over our critical third parties which includes processes for conducting periodic reviews covering areas of risk including financial health, information security, privacy, business continuity management, disaster recovery and operational risk.
Our leadership is continuously monitoring circumstances around COVID-19, as well as economic and capital market conditions, and providing frequent communications to both our clients and our employees. We continue to adopt enhanced cleaning practices across our offices, have established protocols for office access, travel, meetings and entertainment to ensure the safety of our people and clients, and continue to work actively with our employees to navigate the constantly changing environment. Our Business Continuity Plan is operating effectively across a hybrid remote working environment across all functions without any meaningful disruptions to our business or control processes. Additionally, we are working continuously with all of our critical vendors regarding their own pandemic responses to ensure there is minimal impact on our business operations.
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
Management evaluated our internal control over financial reporting as of November 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of November 30, 2021, our internal control over financial reporting was effective.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page 59.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Jefferies Group LLC and subsidiaries (the "Company") as of November 30, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows, for each of the three years in the period ended November 30, 2021, and the related notes and the schedules listed in the Index at Item 15(a)(1) and 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company estimates fair value for certain financial assets and liabilities utilizing models and unobservable inputs. Unlike the fair value of other assets and liabilities which are readily observable and therefore more easily independently corroborated, these financial assets and liabilities are not actively traded or quoted prices are available but traded less frequently, and fair value is determined based on significant judgments such as models, inputs and valuation methodologies. Such assets and liabilities can be classified as Level 2 or Level 3.
We identified the valuation of certain Level 2 and Level 3 financial assets and liabilities as a critical audit matter because of the pricing inputs, complexity of models and/or methodologies used by management to estimate fair value. The valuations involve a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling experience, to audit and evaluate the appropriateness of the models and inputs.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and estimates by:
◦Developing independent valuation estimates and compared such estimates to management’s recorded values.
◦Comparing management’s assumptions to relevant audit evidence, including external sources, where available.
•We evaluated management’s ability to estimate fair value by comparing management’s valuation estimates to subsequent transactions, when available.

/s/ Deloitte & Touche LLP
New York, New York
January 28, 2022

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of Jefferies Group LLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Jefferies Group LLC and subsidiaries (the “Company”) as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2021, of the Company and our report dated January 28, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

New York, NY
January 28, 2022

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2021	2020
ASSETS
Cash and cash equivalents (includes $3,765 and $468 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	$8,813,564	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	1,015,107	604,321
Financial instruments owned, at fair value (includes securities pledged of $12,723,502 and $13,065,585 at November 30, 2021 and 2020, respectively; and $319,497 and $5,238 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	19,336,237	17,686,052
Loans to and investments in related parties	1,159,048	1,000,730
Securities borrowed	6,409,420	6,934,762
Securities purchased under agreements to resell	7,642,484	5,096,769
Securities received as collateral, at fair value	7,289	7,517
Receivables:
Brokers, dealers and clearing organizations ($39,435 and $12,919 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	4,896,704	4,158,823
Customers	1,615,822	1,286,925
Fees, interest and other ($679 and $0 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	474,304	397,630
Premises and equipment	860,742	847,127
Goodwill	1,645,317	1,646,933
Other assets ($0 and $131 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	892,862	972,479
Total assets	$54,768,900	$47,751,997
LIABILITIES AND EQUITY
Short-term borrowings (includes $0 and $5,067 at fair value at November 30, 2021 and 2020, respectively)	$221,863	$764,715
Financial instruments sold, not yet purchased, at fair value ($109,088 and $2,466 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	11,690,795	10,017,522
Collateralized financings:
Securities loaned	1,525,721	1,810,748
Securities sold under agreements to repurchase	8,446,099	8,316,269
Other secured financings (includes $102,788 and $1,543 at fair value at November 30, 2021 and 2020, respectively; and $3,791,886 and $2,769,674 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	3,794,248	2,771,217
Obligation to return securities received as collateral, at fair value	7,289	7,517
Payables:
Brokers, dealers and clearing organizations (includes $44,246 and $0 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	5,814,066	3,325,753
Customers	4,461,950	4,251,556
Lease liabilities	521,448	561,249
Accrued expenses and other liabilities (includes $1,787 and $1,202 at November 30, 2021 and 2020, respectively, related to consolidated VIEs)	3,166,987	2,663,639
Long-term debt (includes $1,843,598 and $1,712,245 at fair value at November 30, 2021 and 2020, respectively)	8,039,826	6,895,680
Total liabilities	47,690,292	41,385,865
EQUITY
Member’s paid-in capital	7,381,391	6,569,328
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(151,661)	(141,843)
Changes in instrument specific credit risk	(153,672)	(71,151)
Additional minimum pension liability	(8,843)	(8,104)
Available-for-sale securities	269	513
Total accumulated other comprehensive loss	(313,907)	(220,585)
Total Jefferies Group LLC member’s equity	7,067,484	6,348,743
Noncontrolling interests	11,124	17,389
Total equity	7,078,608	6,366,132
Total liabilities and equity	$54,768,900	$47,751,997
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Revenues:
Commissions and other fees	$896,312	$823,258	$676,309
Principal transactions	1,505,618	1,867,013	769,258
Investment banking	4,366,055	2,501,494	1,528,729
Asset management fees and revenues	71,571	28,694	20,285
Interest	847,969	894,215	1,496,529
Other	219,762	37,632	93,422
Total revenues	7,907,287	6,152,306	4,584,532
Interest expense	863,464	954,829	1,472,002
Net revenues	7,043,823	5,197,477	3,112,530
Non-interest expenses:
Compensation and benefits	3,373,629	2,792,575	1,684,054
Non-compensation expenses:
Floor brokerage and clearing fees	301,978	270,132	227,471
Underwriting costs	117,572	95,636	50,662
Technology and communications	434,359	386,830	335,395
Occupancy and equipment rental	118,961	107,180	119,472
Business development	111,540	67,603	138,158
Professional services	223,797	179,888	162,668
Other	178,034	120,179	69,981
Total non-compensation expenses	1,486,241	1,227,448	1,103,807
Total non-interest expenses	4,859,870	4,020,023	2,787,861
Earnings before income taxes	2,183,953	1,177,454	324,669
Income tax expense	559,229	302,748	80,284
Net earnings	1,624,724	874,706	244,385
Net earnings (losses) attributable to noncontrolling interests	5,993	(4,597)	(1,644)
Net earnings attributable to Jefferies Group LLC	$1,618,731	$879,303	$246,029
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Net earnings	$1,624,724	$874,706	$244,385
Other comprehensive loss, net of tax:
Currency translation adjustments and other (1)	(9,818)	37,535	6,426
Changes in instrument specific credit risk (2)	(82,521)	(52,262)	(13,161)
Cash flow hedges (3)	—	—	(470)
Minimum pension liability adjustments (4)	(739)	(2,025)	(1,318)
Unrealized gain on available-for-sale securities	(244)	372	487
Total other comprehensive loss, net of tax (5)	(93,322)	(16,380)	(8,036)
Comprehensive income	1,531,402	858,326	236,349
Net earnings (loss) attributable to noncontrolling interests	5,993	(4,597)	(1,644)
Comprehensive income attributable to Jefferies Group LLC	$1,525,409	$862,923	$237,993
(1)The amounts include income tax benefits (expenses) of approximately $0.6 million, $(11.9) million and $(3.2) million during the years ended November 30, 2021, 2020 and 2019, respectively.
(2)The amounts include income tax benefits of approximately $26.7 million, $16.4 million and $4.5 million for the years ended November 30, 2021, 2020 and 2019, respectively. The amounts for the years ended November 30, 2021, 2020 and 2019 include net gains (losses) of $(1.9) million, $(0.4) million and $0.4 million, respectively, net of tax benefits (expenses) of $0.6 million, $0.1 million and $(0.2) million, respectively, related to changes in instrument specific risk, which were reclassified to Principal transactions revenues within the Consolidated Statements of Earnings.
(3)The includes income tax benefits of approximately $0.2 million for the year ended 2019. The cash flow hedge loss of $0.5 million during the year ended November 30, 2019 was reclassified to Other revenues within the Consolidated Statement of Earnings.
(4)The amounts include income tax benefits of $0.2 million, $0.7 million and $0.5 million for the years ended November 30, 2021, 2020 and 2019, respectively. The amounts during the years ended November 30, 2021 and 2020, include pension net gains of $0.4 million and $0.5 million, respectively, net of tax of $0.1 million and $0.2 million, respectively, which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings. The amount during the year ended November 30, 2019 includes pension net gains of $0.1 million, net of negligible tax expenses, which were reclassified to Compensation and benefits expenses within the Consolidated Statements of Earnings.
(5) None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Member’s paid-in capital:
Balance, beginning of period	$6,569,328	$6,329,677	$6,376,662
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	2,698	—	—
Net earnings attributable to Jefferies Group LLC	1,618,731	879,303	246,029
Contribution from Jefferies Financial Group Inc.	153,557	—	—
Distributions to Jefferies Financial Group Inc.	(962,923)	(639,652)	(293,014)
Balance, end of period	$7,381,391	$6,569,328	$6,329,677
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(220,585)	$(204,205)	$(196,169)
Currency translation and other adjustments	(9,818)	37,535	6,426
Changes in instrument specific credit risk	(82,521)	(52,262)	(13,161)
Cash flow hedges	—	—	(470)
Pension adjustments	(739)	(2,025)	(1,318)
Unrealized gain on available-for-sale securities	(244)	372	487
Balance, end of period	$(313,907)	$(220,585)	$(204,205)
Total Jefferies Group LLC member’s equity	$7,067,484	$6,348,743	$6,125,472
Noncontrolling interests:
Balance, beginning of period	$17,389	$4,275	$1,911
Net earnings (loss) attributable to noncontrolling interests	5,993	(4,597)	(1,644)
Contributions	2,892	19,405	6,600
Distributions	(15,150)	(1,694)	(2,592)
Balance, end of period	$11,124	$17,389	$4,275
Total equity	$7,078,608	$6,366,132	$6,129,747
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$1,624,724	$874,706	$244,385
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	60,911	51,346	40,942
Goodwill impairment	400	3,000	—
Deferred income taxes	90,356	(17,741)	22,032
Bad debt expense	36,569	19,010	1,582
Income on loans to and investments in related parties	(205,091)	(14,329)	(85,169)
Distributions received on investments in related parties	57,346	35,949	144,320
Other adjustments	(138,264)	245,005	61,915
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	34,237	751	(169)
Receivables:
Brokers, dealers and clearing organizations	(778,371)	(1,147,961)	210,994
Customers	(328,978)	203,952	526,238
Fees, interest and other	(67,861)	(87,215)	2,111
Securities borrowed	520,455	714,664	(1,103,708)
Financial instruments owned	(1,659,697)	(1,253,249)	35,908
Securities purchased under agreements to resell	(2,552,607)	(752,171)	(1,523,222)
Other assets	2,835	145,177	(42,126)
Payables:
Brokers, dealers and clearing organizations	2,490,443	764,213	111,757
Customers	210,524	442,913	631,854
Securities loaned	(282,403)	270,261	(301,727)
Financial instruments sold, not yet purchased	1,682,645	(604,669)	1,051,600
Securities sold under agreements to repurchase	133,423	799,794	(1,122,982)
Lease liabilities	(58,007)	(46,482)	—
Accrued expenses and other liabilities	466,110	1,150,134	(126,684)
Net cash provided by (used in) operating activities	1,339,699	1,797,058	(1,220,149)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(2,270,446)	(1,569,671)	(32,669)
Capital distributions from investments and repayments of loans from related parties	2,258,844	1,491,081	24,629
Net payments on premises and equipment	(117,606)	(101,311)	(116,330)
Transfer of net assets from Jefferies Financial Group Inc.	(2,173)	—	—
Net cash used in investing activities	(131,381)	(179,901)	(124,370)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from short-term borrowings	$1,005,000	$1,619,820	$1,732,232
Payments on short-term borrowings	(1,556,090)	(1,368,255)	(1,597,773)
Proceeds from issuance of long-term debt, net of issuance costs	2,166,865	1,169,722	1,239,891
Repayment of long-term debt	(923,809)	(1,494,696)	(823,875)
Contributions from Jefferies Financial Group Inc.	153,557	—	—
Distributions to Jefferies Financial Group Inc.	(923,432)	(498,674)	(311,131)
Net proceeds from other secured financings	1,023,678	305,873	1,586,347
Net change in bank overdrafts	8,216	(34,663)	26,568
Proceeds from contributions of noncontrolling interests	2,892	19,405	6,600
Payments on distributions to noncontrolling interests	(15,150)	(1,694)	(2,592)
Net cash provided by (used in) financing activities	941,727	(283,162)	1,856,267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,387)	18,306	(1,063)
Net increase in cash, cash equivalents and restricted cash	2,146,658	1,352,301	510,685
Cash, cash equivalents and restricted cash at beginning of period	7,682,013	6,329,712	5,819,027
Cash, cash equivalents and restricted cash at end of period	$9,828,671	$7,682,013	$6,329,712

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$861,168	$999,576	$1,480,559
Income taxes, net	695,952	115,053	84,119

The following presents our cash, cash equivalents and restricted cash by category within the Consolidated Statements of Financial Condition (in thousands):

	November 30,
	2021	2020
Cash and cash equivalents	$8,813,564	$7,111,929
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	1,015,107	570,084
Total cash, cash equivalents and restricted cash	$9,828,671	$7,682,013
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
Asset Management Fees and Revenues. Asset management fees and revenues consist of asset management fees, as well as revenues from third-parties with strategic relationships pursuant to arrangements, which entitle us to portions of our revenues and/or affiliated managers’ profits and perpetual rights to certain defined revenues for a given revenue share period. Revenue from third-parties with strategic relationships pursuant to arrangements is recognized at the end of the defined revenue or profit share period when the revenues have been realized and all contingencies have been resolved.
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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date. Valuation adjustments and block discounts are not applied to Level 1 instruments.
Level 2:	Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable at the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments for which fair values have been derived using model inputs that are directly observable in the market, or can be derived principally from, or corroborated by, observable market data, and financial instruments that are fair valued by reference to other similar financial instruments, the parameters of which can be directly observed.
Level 3:	Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
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
We seek to reduce the impact of fluctuations in foreign exchange rates on our net investments in certain non-U.S. operations through the use of foreign exchange contracts. The foreign exchange contracts are included as derivative contracts in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Position. For foreign exchange contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For qualifying net investment hedges, all gains or losses on the hedging instruments are included in Currency translation adjustments and other in our Consolidated Statements of Comprehensive Income.
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
At November 30, 2021 and 2020, furniture, fixtures and equipment amounted to $553.5 million and $527.9 million, respectively, and leasehold improvements amounted to $223.3 million and $259.7 million, respectively. Accumulated depreciation and amortization was $473.2 million and $427.2 million at November 30, 2021 and 2020, respectively.
Depreciation and amortization expense amounted to $73.8 million, $74.7 million and $67.0 million for the years ended November 30, 2021, 2020 and 2019, respectively.
Leases
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases on December 1, 2019. These lease policy updates are applied using a modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
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
Refer to Note 13, Leases, for further information.
Goodwill and Intangible Assets
Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on August 1st or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the goodwill impairment test is not required. If we conclude otherwise, we are required to perform the goodwill impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the fair value is less than the carrying value, then an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds the reporting unit’s fair value.
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
Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For intangible assets deemed to be impaired, an impairment loss is recognized for the amount by which the intangible asset's carrying value exceeds its fair value. At least annually, the remaining useful life is evaluated.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Credit Losses on Financial Assets Measured at Amortized Cost
Financial assets measured at amortized cost are presented at the net amount expected to be collected and the measurement of credit losses and any expected increases or decreases in expected credit losses are recognized in earnings. The estimate of expected credit losses involves judgment and based on an assessment over the life of the financial instrument taking into consideration forecasts of expected future economic conditions. In evaluating secured financing receivables (reverse repurchases agreements, securities borrowing arrangements, and margin loans), the underlying collateral maintenance provisions are taken into consideration. The underlying contractual collateral maintenance for significantly all of our secured financing receivables requires that the counterparty continually adjust the collateralization amount, securing the credit exposure on these contracts. Collateralization levels for our secured financing receivables are initially established based upon the counterparty, the type of acceptable collateral that is monitored daily and adjusted to mitigate the potential of any credit losses. Credit losses are not recognized for secured financing receivables where the underlying collateral's fair value is equal to or exceeds the asset's amortized cost basis. In cases where the collateral's fair value does not equal or exceed the amortized cost basis, the allowance for credit losses, if any, is limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets. During the year ended November 30, 2021, we incurred bad debt expense of $39.0 million related to a specific default in our prime brokerage business.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 4. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.01 billion and $956.0 million at November 30, 2021 and 2020, respectively, by level within the fair value hierarchy (in thousands):

	November 30, 2021
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$2,567,690	$199,244	$76,082	$—	$2,843,016
Corporate debt securities	—	3,836,303	11,803	—	3,848,106
Collateralized debt obligations and collateralized loan obligations	—	579,518	31,944	—	611,462
U.S. government and federal agency securities	3,045,295	68,784	—	—	3,114,079
Municipal securities	—	509,559	—	—	509,559
Sovereign obligations	899,086	654,199	—	—	1,553,285
Residential mortgage-backed securities	—	1,168,246	1,477	—	1,169,723
Commercial mortgage-backed securities	—	196,419	2,333	—	198,752
Other asset-backed securities	—	337,022	93,524	—	430,546
Loans and other receivables	—	3,363,050	74,585	—	3,437,635
Derivatives	4,429	3,858,848	10,248	(3,304,566)	568,959
Investments at fair value	—	4,236	34,557	—	38,793
Total financial instruments owned, excluding Investments at fair value based on NAV	$6,516,500	$14,775,428	$336,553	$(3,304,566)	$18,323,915
Securities received as collateral	$7,289	$—	$—	$—	$7,289

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,671,696	$19,654	$4,635	$—	$1,695,985
Corporate debt securities	—	2,111,777	482	—	2,112,259
U.S. government and federal agency securities	2,457,420	—	—	—	2,457,420
Sovereign obligations	935,801	593,040	—	—	1,528,841
Residential mortgage-backed securities	—	719	—	—	719
Commercial mortgage-backed securities	—	—	210	—	210
Loans	—	2,476,087	15,770	—	2,491,857
Derivatives	1,815	5,024,682	78,017	(3,701,010)	1,403,504
Total financial instruments sold, not yet purchased	$5,066,732	$10,225,959	$99,114	$(3,701,010)	$11,690,795
Other secured financings	$—	$76,883	$25,905	$—	$102,788
Obligation to return securities received as collateral	$7,289	$—	$—	$—	$7,289
Long-term debt	$—	$961,866	$881,732	$—	$1,843,598
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
Commercial Mortgage-Backed Securities
•Agency Commercial Mortgage-Backed Securities (“CMBS”): Government National Mortgage Association (“Ginnie Mae”) project loan bonds are measured based on inputs corroborated from and benchmarked to observed prices of recent securitization transactions of similar securities with adjustments incorporating an evaluation of various factors, including prepayment speeds, default rates and cash flow structures. Federal National Mortgage Association (“Fannie Mae”) Delegated Underwriting and Servicing (“DUS”) mortgage-backed securities are generally measured by using prices observed from recently executed market transactions to estimate market-clearing spread levels for purposes of estimating fair value. Ginnie Mae project loan bonds and Fannie Mae DUS mortgage-backed securities are categorized within Level 2 of the fair value hierarchy.
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
•Project Loans and Participation Certificates in Ginnie Mae Project and Construction Loans: Valuations of participation certificates in Ginnie Mae project and construction loans are based on inputs corroborated from and benchmarked to observed prices of recent securitizations with similar underlying loan collateral to derive an implied spread. Securitization prices are adjusted to estimate the fair value of the loans to account for the arbitrage that is realized at the time of securitization. The measurements are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.
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
Derivatives
•Listed Derivative Contracts: Listed derivative contracts that are actively traded are measured based on quoted exchange prices, broker quotes or vanilla option valuation models, such as Black-Scholes, using observable valuation inputs from the principal market or consensus pricing services. Exchange quotes and/or valuation inputs are generally obtained from external vendors and pricing services. Broker quotes are validated directly through observable and tradeable quotes. Listed derivative contracts that use exchange close prices are generally categorized within Level 1 of the fair value hierarchy. All other listed derivative contracts are generally categorized within Level 2 of the fair value hierarchy.
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
Investments at Fair Value
Investments at fair value includes investments in hedge funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques involving quoted prices of or market data for comparable companies, similar company ratios and multiples (e.g., price/EBITDA, price/book value), discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	November 30, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	32,412	10,593
Commodity Fund (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,012,322	$46,683

	November 30, 2020
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$328,096	$—
Equity Funds (3)	23,821	11,242
Commodity Fund (4)	17,747	—
Multi-asset Funds (5)	561,236	—
Other Funds (6)	25,084	5,000
Total	$955,984	$16,242
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At November 30, 2021 and 2020, approximately 74% and 94%, respectively, of the fair value of investments cannot be redeemed because these investments include restrictions that do not allow for redemption before December 31, 2021. At November 30, 2021, approximately 21% of the fair value of investments cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.

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
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At November 30, 2021 and 2020, investments representing approximately 78% and 57%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice. At November 30, 2021, approximately 22% of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice.
(6)This category includes investments in a fund that invests in short-term trade receivables and payables that are expected to generally be outstanding between 90 to 120 days and short-term credit instruments. This category also includes investments in a fund that invests in distressed and special situations long and short credit strategies across sectors and asset types. Investments in this category are redeemable quarterly with 90 days prior written notice.
Other Secured Financings
Other secured financings that are accounted for at fair value are classified within Level 2 or Level 3 of the fair value hierarchy. Fair value is based on estimates of future cash flows incorporating assumptions regarding recovery rates.
Securities Received as Collateral / Obligations to Return Securities Received as Collateral
In connection with securities-for-securities transactions in which we are the lender of securities and are permitted to sell or repledge the securities received as collateral, we report the fair value of the collateral received and the related obligation to return the collateral. Valuation is based on the price of the underlying security and is categorized within the corresponding leveling guidance above. These financial instruments are typically categorized withing Level 1 of the fair value hierarchy.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2021 (in thousands):

	Balance at November 30, 2020	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2021	For instruments still held at November 30, 2021, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$31,273	$8,778	$(34,307)	$(49)	$—	$(5,410)	$76,082	$27,124	$—
Corporate debt securities	23,146	1,565	11,161	(7,978)	(1,417)	—	(14,674)	11,803	1,724	—
CDOs and CLOs	10,513	7,264	32,618	(19,332)	(4,757)	—	5,638	31,944	(4,297)	—
RMBS	21,826	(243)	708	(1,183)	(354)	—	(19,277)	1,477	(131)	—
CMBS	2,003	(1,694)	2,445	(393)	(13)	—	(15)	2,333	(733)	—
Other ABS	79,995	5,335	65,277	(21,727)	(45,397)	—	10,041	93,524	(14,471)	—
Loans and other receivables	77,042	(1,065)	58,993	(61,560)	(15,442)	—	16,617	74,585	(4,924)	—
Investments at fair value	67,108	(7,260)	155	(23,575)	(1,871)	—	—	34,557	(9,151)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$(83)	$(21)	$318	$—	$—	$(13)	$4,635	$83	$—
Corporate debt securities	141	1,205	(815)	—	(49)	—	—	482	(139)	—
CMBS	35	—	(35)	210	—	—	—	210	—	—
Loans	16,635	1,826	(8,549)	5,673	—	—	185	15,770	(1,825)	—
Net derivatives (2)	26,017	7,246	—	—	(1,491)	44,453	(8,456)	67,769	(7,371)	—
Other secured financings	1,543	(649)	—	—	—	25,011	—	25,905	649
Long-term debt	676,028	(22,132)	—	—	—	169,975	57,861	881,732	85,260	(63,126)
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
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2021
During the year ended November 30, 2021, transfers of assets of $38.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $17.2 million, other ABS of $10.2 million, CDOs and CLOs of $7.6 million and corporate debt securities of $3.3 million due to reduced pricing transparency.
During the year ended November 30, 2021, transfers of assets of $45.4 million from Level 3 to Level 2 are primarily attributed to:
•RMBS of $19.3 million, corporate debt securities of $17.9 million and corporate equity securities of $5.4 million due to greater pricing transparency.
During the year ended November 30, 2021, transfers of liabilities of $74.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Structured notes within long-term debt of $57.9 million and net derivatives of $16.2 million due to reduced market and pricing transparency.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During the year ended November 30, 2021, transfers of liabilities of $24.7 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $24.7 million due to greater pricing transparency.
Net gains on Level 3 assets were $35.2 million and net gains on Level 3 liabilities were $12.6 million for the year ended November 30, 2021. Net gains on Level 3 assets were primarily due to increased market values in corporate equity securities and CDOs and CLOs, partially offset by decreases in investments at fair value. Net gains on Level 3 liabilities were primarily due to decreased market valuations of certain structured notes within long-term debt, partially offset by increased values of certain derivatives and loans.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2020 (in thousands):

	Balance at November 30, 2019	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2020	For instruments still held at November 30, 2020, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$58,301	$(3,961)	$31,778	$(37,706)	$—	$—	$27,385	$75,797	$(652)	$—
Corporate debt securities	7,490	83	1,607	(391)	(602)	—	14,959	23,146	(270)	—
CDOs and CLOs	20,081	(5,703)	10,913	(14,389)	(2,071)	—	1,682	10,513	(15,964)	—
RMBS	17,740	(934)	7,887	(969)	(1,053)	—	(845)	21,826	(599)	—
CMBS	6,110	(827)	393	(1,856)	(1,787)	—	(30)	2,003	(295)	—
Other ABS	42,563	(3,848)	69,701	(1,638)	(43,072)	—	16,289	79,995	(5,945)	—
Loans and other receivables	64,240	(20,487)	73,485	(36,929)	(7,063)	—	3,796	77,042	(18,747)	—
Investments at fair value	75,738	(19,396)	28,132	(167)	(17,199)	—	—	67,108	(21,244)	—
Securities purchased under agreements to resell	25,000	—	—	—	(25,000)	—	—	—	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,487	$456	$(513)	$—	$—	$—	$4	$4,434	$(81)	$—
Corporate debt securities	340	(268)	(325)	394	—	—	—	141	27	—
CMBS	35	—	—	35	—	—	(35)	35	—	—
Loans	9,463	(520)	(6,061)	13,851	—	—	(98)	16,635	360	—
Net derivatives (2)	77,168	(40)	(7,446)	19,376	(2,216)	—	(60,825)	26,017	(1,805)	—
Other secured financings	—	(2,475)	—	—	—	4,018	—	1,543	2,475	—
Long-term debt	480,069	84,930	—	—	(57,088)	248,718	(80,601)	676,028	(51,567)	(33,363)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2019 (in thousands):

	Balance at November 30, 2018	Total gains/ losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at November 30, 2019	For instruments still held at November 30, 2019, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$51,040	$(10,380)	$69,065	$(28,159)	$(18,208)	$—	$(5,057)	$58,301	$(12,821)	$—
Corporate debt securities	9,484	(4,860)	8,900	(13,854)	(379)	—	8,199	7,490	(6,176)	—
CDOs and CLOs	25,815	(2,342)	49,658	(38,147)	(9,083)	—	(5,820)	20,081	(974)	—
RMBS	19,603	(1,669)	1,954	(2,472)	(152)	—	476	17,740	(530)	—
CMBS	10,886	(2,888)	206	(2,346)	(5,317)	—	5,569	6,110	(2,366)	—
Other ABS	53,175	433	104,097	(73,335)	(51,374)	—	9,567	42,563	(98)
Loans and other receivables	46,985	(5,505)	57,403	(48,350)	(5,068)	—	18,775	64,240	(3,319)	—
Investments, at fair value	113,831	113	240	(38,446)	—	—	—	75,738	2,964	—
Securities purchased under agreements to resell	—	—	—	—	—	25,000	—	25,000	—	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$—	$(2,649)	$(4,322)	$11,458	$—	$—	$—	$4,487	$1,928	$—
Corporate debt securities	522	(381)	(457)	—	(524)	—	1,180	340	383	—
CMBS	—	35	—	—	—	—	—	35	(35)	—
Loans	6,376	(1,382)	(2,573)	6,494	—	—	548	9,463	1,382	—
Net derivatives (2)	21,614	(21,452)	(4,323)	36,144	2,227	—	42,958	77,168	12,098	—
Long-term debt	200,745	(18,662)	—	—	(11,250)	348,275	(39,039)	480,069	29,656	(10,993)
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
Analysis of Level 3 Assets and Liabilities for the Year Ended November 30, 2019
During the year ended November 30, 2019, transfers of assets of $58.4 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Loans and other receivables of $27.4 million, other ABS of $12.1 million, corporate debt securities of $8.9 million, CMBS of $5.6 million and CDOs and CLOs of $3.0 million due to reduced price transparency.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at November 30, 2021 and 2020
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2021
Financial Instruments Owned	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,694
Non-exchange-traded securities		Market approach	Price	$1	-	$366	$208
Corporate debt securities	$11,803	Market approach	Price	$13	-	$100	$86
CDOs and CLOs	$31,944	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	30%	26%
			Discount rate/yield	8%	-	19%	16%
		Market approach	Price	$86	-	$103	$93
CMBS	$2,333	Scenario analysis	Estimated recovery percentage	81%			—
Other ABS	$86,099	Discounted cash flows	Constant prepayment rate	0%	-	35%	31%
			Constant default rate	2%	-	4%	4%
			Loss severity	60%	-	85%	55%
			Discount rate/yield	3%	-	16%	10%
			Cumulative loss rate	7%	-	20%	14%
			Duration (years)	0.7	-	1.4	1.1
		Market approach	Price	$37	-	$100	$94
Loans and other receivables	$73,361	Market approach	Price	$31	-	$101	$54
		Scenario analysis	Estimated recovery percentage	9%	-	100%	42%
Derivatives	$6,501
Equity options		Volatility benchmarking	Volatility	46%			—
Interest rate swaps		Market approach	Basis points upfront	0.1	-	8.7	3.3
Total return swaps			Price	$100			—
Investments at fair value	$34,557
Private equity securities		Market approach	Price	$1	-	$152	$48
		Scenario analysis	Estimated recovery percentage	7%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$4,635
Non-exchange-traded securities		Market approach	Price	$1			—
Loans	$15,770	Market approach	Price	$31	-	$100	$43
		Scenario analysis	Estimated recovery percentage	50%			—
Derivatives	$76,533
Equity options		Volatility benchmarking	Volatility	26%	-	77%	40%
Interest rate swaps		Market approach	Basis points upfront	0.1	-	8.7	3.1
Total return swaps			Price	$100			—
Other secured financings	$25,905	Scenario analysis	Estimated recovery percentage	13%	-	98%	92%
Long-term debt
Structured notes	$881,732	Market approach	Price	$76	-	$115	$94
			Price	€81	-	€113	€103

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

November 30, 2020
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$75,409
Non-exchange-traded securities		Market approach	Price	$1	-	$213	$86
			EBITDA multiple	4.0	-	8.0	5.7
Corporate debt securities	$23,146	Market approach	Price	$69			—
		Scenario analysis	Estimated recovery percentage	20%	-	44%	30%
CDOs and CLOs	$10,513	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	30%	26%
			Discount rate/yield	14%	-	28%	20%
RMBS	$21,826	Discounted cash flows	Cumulative loss rate	2%	-	3%	3%
			Loss severity	35%	-	50%	36%
			Duration (years)	2.0	-	12.9	5.1
			Discount rate/yield	3%	-	12%	4%
Other ABS	$67,816	Discounted cash flows	Cumulative loss rate	1%	-	28%	11%
			Loss severity	50%	-	85%	54%
			Duration (years)	0.2	-	2.1	1.3
			Discount rate/yield	1%	-	16%	9%
		Market approach	Price	$100			—
Loans and other receivables	$76,046	Market approach	Price	$31	-	$100	$84
		Scenario analysis	Estimated recovery percentage	19%	-	100%	52%
Derivatives	$19,951
Equity options		Volatility benchmarking	Volatility	47%			—
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	4.8
Investments at fair value	$67,108
Private equity securities		Market approach	Price	$1	-	$169	$34
		Scenario analysis	Estimated recovery percentage	17%			—
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities
Non-exchange-traded securities	$4,434	Market approach	Price	$1			—
Corporate debt securities	$141	Scenario analysis	Estimated recovery percentage	20%			—
Loans	$16,635	Market approach	Price	$31	-	$99	$55
Derivatives	$46,971
Equity options		Volatility benchmarking	Volatility	33%	-	50%	42%
Interest rate swaps		Market approach	Basis points upfront	1.2	-	8.0	5.4
Other secured financings	$1,543	Scenario analysis	Estimated recovery percentage	19%	-	55%	45%
Long-term debt
Structured notes	$676,028	Market approach	Price	$100			—
			Price	€76	-	€113	€99
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At November 30, 2021 and 2020, asset exclusions consisted of $14.3 million and $17.3 million, respectively, primarily comprised of other ABS, RMBS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At November 30, 2021 and 2020, liability exclusions consisted of $2.2 million and $0.8 million, respectively, primarily comprised of certain derivatives, corporate debt securities and CMBS.

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
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables, total return swaps or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to non-exchange-traded securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of gains (losses) due to changes in instrument specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Short-term borrowings, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	Year Ended November 30,
	2021	2020	2019
Financial instruments owned:
Loans and other receivables	$11,682	$(25,623)	$(2,072)
Financial instruments sold, not yet purchased:
Loans	$1,077	$—	$656
Loan commitments	—	464	(1,089)
Short-term borrowings:
Changes in instrument specific credit risk (1)	$—	$—	$114
Other changes in fair value (2)	—	(48)	(863)
Other secured financings:
Other changes in fair value (2)	$650	$2,475	$—
Long-term debt:
Changes in instrument specific credit risk (1)	$(113,027)	$(70,201)	$(20,332)
Other changes in fair value (2)	108,739	(84,116)	(25,144)
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
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, short-term borrowings, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	November 30,
	2021	2020
Financial instruments owned:
Loans and other receivables (1)	$5,600,648	$1,662,647
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	64,203	287,889
Long-term debt and short-term borrowings	(38,391)	(42,819)
Other secured financings	3,432	2,782
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $19.7 million and $30.0 million at November 30, 2021 and 2020, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $56.9 million and $69.7 million at November 30, 2021 and 2020, respectively, which includes loans and other receivables 90 days or greater past due of $23.5 million and $3.8 million at November 30, 2021 and 2020, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain intangible assets were measured at fair value on a non-recurring basis and are not included in the tables above. The following table presents those assets measured at fair value on a non-recurring basis for which we recognized a non-recurring fair value adjustment during the years ended November 30, 2021, 2020 and 2019 (in thousands):

	Carrying Value at November 30, 2021	Level 2	Impairment Losses for the Year Ended November 30, 2021
Exchange ownership interests and registrations (1)	$1,935	$1,935	$66
Goodwill (2)	—	—	400

	Carrying Value at November 30, 2020	Level 2	Impairment Losses for the Year Ended November 30, 2020
Exchange ownership interests and registrations (1)	$1,974	$1,974	$468
Goodwill (2)	—	—	3,000
Intangible assets (2)	—	—	300

	Carrying Value at November 30, 2019	Level 2	Impairment Losses for the Year Ended November 30, 2019
Exchange ownership interests and registrations (1)	$2,443	$2,443	$291
(1)These impairment losses, which represent ownership interests in market exchanges on which trading business is conducted, and registrations, were recognized in Other expenses in our Consolidated Statements of Earnings and the assets were in the Investment Banking and Capital Markets reportable business segment. The fair value is based on observed quoted sales prices for each individual membership. (See Note 10, Goodwill and Intangible Assets.)
(2)These impairment losses for Goodwill and Intangible assets were recognized in Other expenses in our Consolidated Statements of Earnings and the assets were in the Asset Management reportable business segment. (See Note 10, Goodwill and Intangible Assets.)
Financial Instruments Not Measured at Fair Value
Certain of our financial instruments are not carried at fair value but are recorded at amounts that approximate fair value due to their liquid or short-term nature and generally negligible credit risk. These financial assets include Cash and cash equivalents and Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations and would generally be presented within Level 1 of the fair value hierarchy. Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations includes U.S. Treasury securities with a fair value of $0.0 million and $34.2 million at November 30, 2021 and 2020, respectively.

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
The following tables present the fair value and related number of derivative contracts at November 30, 2021 and 2020 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2021 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$35,726	2	$32,200	1
Foreign exchange contracts:
Bilateral OTC	30,462	4	—	—
Total derivatives designated as accounting hedges	66,188		32,200

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	1,262	23,888	756	39,195
Cleared OTC	373,355	4,505	367,134	4,467
Bilateral OTC	322,353	1,037	283,481	967
Foreign exchange contracts:
Bilateral OTC	1,428,712	17,792	1,437,116	17,576
Equity contracts:
Exchange-traded	1,206,606	1,582,713	1,036,019	1,450,624
Bilateral OTC	377,132	2,888	1,824,418	2,682
Commodity contracts:
Exchange-traded	448	1,394	223	1,457
Bilateral OTC	—	1	—	—
Credit contracts:
Cleared OTC	84,180	132	108,999	128
Bilateral OTC	13,289	14	14,168	17
Total derivatives not designated as accounting hedges	3,807,337		5,072,314
Total gross derivative assets/ liabilities:
Exchange-traded	1,208,316		1,036,998
Cleared OTC	493,261		508,333
Bilateral OTC	2,171,948		3,559,183
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(1,008,091)		(1,008,091)
Cleared OTC	(483,339)		(508,333)
Bilateral OTC	(1,813,136)		(2,184,586)
Net amounts per Consolidated Statements of Financial Condition (4)	$568,959		$1,403,504
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
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Year Ended November 30,
Gains (Losses)	2021	2020	2019
Interest rate swaps	$(41,845)	$41,524	$56,385
Long-term debt	58,507	(36,668)	(58,931)
Total	$16,662	$4,856	$(2,546)
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Year Ended November 30,
Gains (Losses)	2021	2020	2019
Foreign exchange contracts	$19,008	$(3,306)	$—
Total	$19,008	$(3,306)	$—
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Year Ended November 30,
Gains (Losses)	2021	2020	2019
Interest rate contracts	$(48,510)	$(52,331)	$(188,605)
Foreign exchange contracts	(9,951)	3,851	(4,016)
Equity contracts	(427,593)	47,631	(108,961)
Commodity contracts	4,741	(189)	(681)
Credit contracts	653	15,218	9,147
Total	$(480,660)	$14,180	$(293,116)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at November 30, 2021 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$26,603	$3,524	$—	$(8,181)	$21,946
Credit default swaps	1	1,226	497	—	1,724
Total return swaps	124,348	24,144	—	(1,211)	147,281
Foreign currency forwards, swaps and options	186,348	4,933	—	(1,959)	189,322
Fixed income forwards	31,527	—	—	—	31,527
Interest rate swaps, options and forwards	25,630	86,577	114,519	(23,162)	203,564
Total	$394,457	$120,404	$115,016	$(34,513)	595,364
Cross-product counterparty netting					(60,489)
Total OTC derivative assets included in Financial instruments owned					$534,875
(1)At November 30, 2021, we held net exchange-traded derivative assets and other credit agreements with a fair value of $210.4 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At November 30, 2021, cash collateral received was $176.3 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$15,539	$642,337	$41,996	$(8,181)	$691,691
Credit default swaps	6	13,690	11,632	—	25,328
Total return swaps	149,353	777,266	2,042	(1,211)	927,450
Foreign currency forwards, swaps and options	159,206	10,028	—	(1,959)	167,275
Fixed income forwards	30,368	—	—	—	30,368
Interest rate swaps, options and forwards	11,364	42,713	132,289	(23,162)	163,204
Total	$365,836	$1,486,034	$187,959	$(34,513)	2,005,316
Cross-product counterparty netting					(60,489)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,944,827
(1)At November 30, 2021, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $31.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At November 30, 2021, cash collateral pledged was $572.8 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at November 30, 2021 (in thousands):

Counterparty credit quality (1):
A- or higher	$173,691
BBB- to BBB+	71,870
BB+ or lower	140,008
Unrated	149,306
Total	$534,875
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	November 30, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

	November 30, 2020
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$62.0	$262.8	$—	$324.8
Single name credit default swaps	—	6.2	0.2	6.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30,
	2021	2020
Derivative instrument liabilities with credit-risk-related contingent features	$821.5	$284.6
Collateral posted	(160.5)	(129.8)
Collateral received	369.3	141.4
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	1,030.4	296.2
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
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by class of collateral pledged (in thousands):

	November 30, 2021
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received As Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	November 30, 2020
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received As Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,371,978	$157,912	$7,517	$1,537,407
Corporate debt securities	369,218	1,869,844	—	2,239,062
Mortgage-backed and asset-backed securities	—	1,547,140	—	1,547,140
U.S. government and federal agency securities	14,789	7,149,992	—	7,164,781
Municipal securities	—	278,470	—	278,470
Sovereign obligations	54,763	2,763,032	—	2,817,795
Loans and other receivables	—	1,392,883	—	1,392,883
Total	$1,810,748	$15,159,273	$7,517	$16,977,538
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	November 30, 2021
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$595,628	$1,318	$539,623	$389,152	$1,525,721
Repurchase agreements	6,551,934	1,798,716	4,361,993	3,306,757	16,019,400
Obligation to return securities received as collateral, at fair value	7,289	—	—	—	7,289
Total	$7,154,851	$1,800,034	$4,901,616	$3,695,909	$17,552,410

	November 30, 2020
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$636,256	$59,735	$459,455	$655,302	$1,810,748
Repurchase agreements	5,510,476	1,747,526	5,019,885	2,881,386	15,159,273
Obligation to return securities received as collateral, at fair value	7,517	—	—	—	7,517
Total	$6,154,249	$1,807,261	$5,479,340	$3,536,688	$16,977,538
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At November 30, 2021 and 2020, the approximate fair value of securities received as collateral by us that may be sold or repledged was $31.97 billion and $25.85 billion, respectively. At November 30, 2021 and 2020, a substantial portion of the securities received by us had been sold or repledged.
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

	November 30, 2021
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets
Securities borrowing arrangements	$6,409,420	$—	$6,409,420	$(271,475)	$(1,528,206)	$4,609,739
Reverse repurchase agreements	15,215,785	(7,573,301)	7,642,484	(540,312)	(7,048,823)	53,349
Securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—
Liabilities
Securities lending arrangements	$1,525,721	$—	$1,525,721	$(271,475)	$(1,213,563)	$40,683
Repurchase agreements	16,019,400	(7,573,301)	8,446,099	(540,312)	(7,136,585)	769,202
Obligation to return securities received as collateral, at fair value	7,289	—	7,289	—	(7,289)	—

	November 30, 2020
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (4)
Assets
Securities borrowing arrangements	$6,934,762	$—	$6,934,762	$(395,342)	$(1,706,046)	$4,833,374
Reverse repurchase agreements	11,939,773	(6,843,004)	5,096,769	(412,327)	(4,578,560)	105,882
Securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517
Liabilities
Securities lending arrangements	$1,810,748	$—	$1,810,748	$(395,342)	$(1,397,550)	$17,856
Repurchase agreements	15,159,273	(6,843,004)	8,316,269	(412,327)	(7,122,422)	781,520
Obligation to return securities received as collateral, at fair value	7,517	—	7,517	—	—	7,517
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
(3)Amounts include $4.51 billion of securities borrowing arrangements, for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4.76 billion of securities borrowing arrangements, for which we have received securities collateral of $4.62 billion, and $720.0 million of repurchase agreements, for which we have pledged securities collateral of $733.9 million, which are subject to master netting agreements but we have not determined the agreements to be legally enforceable.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $1.02 billion and $604.3 million at November 30, 2021 and 2020, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Year Ended November 30,
	2021	2020	2019
Transferred assets	$10,487.3	$6,556.2	$4,780.9
Proceeds on new securitizations	10,488.6	6,556.2	4,852.2
Cash flows received on retained interests	21.8	26.8	48.3
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at November 30, 2021 and 2020.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	November 30,
	2021		2020
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$330.2	$4.9	$562.5	$7.8
U.S. government agency CMBS	2,201.8	69.2	2,461.2	205.2
CLOs	3,382.3	31.0	3,345.5	39.5
Consumer and other loans	2,271.4	136.4	1,290.6	56.6

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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Consolidated VIEs
The following table presents information about our consolidated VIEs at November 30, 2021 and 2020 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	November 30,
	2021		2020
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash (1)	$3.8	$—	$—	$1.2
Financial instruments owned	173.1	146.4	—	5.2
Securities purchased under agreements to resell (2)	3,697.1	—	2,908.9	—
Receivables from brokers (3)	—	40.6	—	12.9
Other receivables	0.6	—	—	—
Other assets	—	—	—	0.1
Total assets	$3,874.6	$187.0	$2,908.9	$19.4
Financial instruments sold, not yet purchased	$—	$109.1	$—	$2.5
Other secured financings (4)	3,828.6	—	2,907.8	—
Payables to broker dealers	44.2	—	—	—
Other liabilities (5)	1.8	75.3	1.1	0.4
Total liabilities	$3,874.6	$184.4	$2,908.9	$2.9
(1)Approximately $0.7 million of the cash amounts at November 30, 2020, represent cash on deposit with related consolidated entities and are eliminated in consolidation.
(2)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(3)Approximately $1.2 million of receivables from brokers at November 30, 2021 are with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $36.7 million and $138.2 million of the other secured financings at November 30, 2021 and 2020, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $75.3 million and $0.3 million of the other liabilities amounts at November 30, 2021 and 2020, respectively, are with related consolidated entities, which are eliminated in consolidation.
Secured Funding Vehicles. Substantially all of the VIEs for which we are the primary beneficiary are asset-backed financing vehicles to which we sell agency and non-agency residential and commercial mortgage loans, and asset-backed securities pursuant to the terms of a master repurchase agreement. Our variable interests in these vehicles consist of our collateral margin maintenance obligations under the master repurchase agreement, which we manage, and retained interests in securities issued. The assets of these VIEs consist of reverse repurchase agreements, which are available for the benefit of the vehicle’s debt holders.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	November 30, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	907.6	—	908.5	12,536.8
Total	$1,798.8	$2.0	$3,862.7	$26,367.8

	November 30, 2020
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$60.7	$0.2	$642.7	$6,849.1
Asset-backed vehicles	251.6	—	377.2	2,462.7
Related party private equity vehicles	19.0	—	30.0	53.0
Other investment vehicles	739.7	—	740.9	12,570.2
Total	$1,071.0	$0.2	$1,790.8	$21,935.0
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
•Warehouse funding arrangements in the form of:
◦Participation interests in corporate loans held by CLOs and commitments to fund such participation interests,
◦Reverse repurchase agreements with collateral margin maintenance obligations and commitments to fund such reverse repurchase agreements; and
◦Senior and subordinated notes issued in connection with CLO warehousing activities.
•Trading positions in securities issued in CLO transactions; and
•Investments in variable funding notes issued by CLOs.
Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans and mortgage loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 9, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At November 30, 2021 and 2020, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million and $122.0 million had been funded, respectively. The carrying value of our equity investments in the JCP Entities was $27.1 million and $19.0 million at November 30, 2021 and 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At November 30, 2021 and 2020, we had equity commitments to invest $760.0 million and $749.3 million, respectively, in various other investment vehicles, of which $759.1 million and $748.1 million was funded, respectively. The carrying value of our equity investments was $907.6 million and $739.7 million at November 30, 2021 and 2020, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Ginnie Mae) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and auto loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
At November 30, 2021 and 2020, we held $1.31 billion and $1.57 billion of agency mortgage-backed securities, respectively, and $253.9 million and $252.0 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 9. Investments
At November 30, 2021, we had investments in JFIN Parent LLC (“Jefferies Finance”) and Berkadia. In August 2021, Jefferies Finance LLC’s corporate structure was reorganized and its outstanding debt was refinanced. As a result, we now hold an equity interest in JFIN Parent LLC and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. In addition, we had an investment in Epic Gas Ltd. (“Epic Gas”), which was sold on March 19, 2019. Our investments in Jefferies Finance, Berkadia and Epic Gas have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
Jefferies Finance
Jefferies Finance, our 50/50 joint venture entity pursuant to an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), is a commercial finance company that structures, underwrites and syndicates primarily senior secured loans to corporate borrowers; and manages proprietary and third-party investments for both broadly syndicated and direct lending loans. Jefferies Finance conducts its operations primarily through two business lines, Leveraged Finance Arrangement and Portfolio and Asset Management. Loans are originated primarily through our investment banking efforts and Jefferies Finance typically syndicates to third-party investors substantially all of its arranged volume through us. The Portfolio and Asset Management business lines, collectively referred to as Jefferies Credit Partners, manages a broad portfolio of assets under management comprised of portions of loans it has arranged, as well as loan positions that it has purchased in the primary and secondary markets. Jefferies Credit Partners is comprised of three registered Investment Advisors: Jefferies Finance, Apex Credit Partners LLC and JFIN Asset Management LLC, which serve as a private credit platform managing proprietary and third-party capital across commingled funds, separately managed accounts and CLOs.
At November 30, 2021, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.5 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At November 30, 2021, our remaining commitment to Jefferies Finance was $42.6 million. The investment commitment is scheduled to expire on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at November 30, 2021. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2022 with automatic one year extensions absent a 60 days termination notice by either party. At November 30, 2021, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Year Ended November 30,
	2021	2020	2019
Interest income	$1.5	$2.4	$—
Unfunded commitment fees	1.2	1.1	1.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	November 30,
	2021	2020
Total assets	$8,258.7	$7,199.5
Total liabilities	6,843.9	5,990.4
Total equity	1,414.8	1,209.1
Our total equity balance	707.4	604.6

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2021	2020	2019
Net earnings (loss)	$205.7	$(74.9)	$44.5
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Year Ended November 30,
	2021	2020	2019
Origination and syndication fee revenues (1)	$410.5	$198.1	$176.3
Origination fee expenses (1)	66.8	27.3	27.6
CLO placement fee revenues (2)	5.7	1.7	6.0
Underwriting fees (3)	2.5	1.7	3.9
Service fees (4)	85.1	65.1	60.8
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At November 30, 2021 and 2020, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $26.2 million and $24.2 million at November 30, 2021 and 2020, respectively. At November 30, 2021, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, was $8.5 million. At November 30, 2020, payables to Jefferies Finance, related to cash deposited with us and included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition, were $13.7 million.
In 2019, we had a promissory note with Jefferies Finance with a principal amount of $1.0 billion, the proceeds of which were used in connection with our investment banking loan syndication activities. Interest paid on the note of $3.8 million is included in Interest expense within our Consolidated Statements of Earnings for the year ended November 20, 2019.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following is a summary of selected financial information for Berkadia (in millions):

	November 30,
	2021	2020
Total assets	$4,630.7	$4,294.0
Total liabilities	3,377.0	3,626.3
Total equity	1,253.7	667.7
Our total equity balance	373.4	301.2

	Year Ended November 30,
	2021	2020	2019
Net earnings	$290.3	$153.1	$195.9
We received distributions from Berkadia on our equity interest as follows (in millions):

	Year Ended November 30,
	2021	2020	2019
Distributions	$58.0	$37.1	$65.0
At November 30, 2021 and 2020, we had commitments to purchase $425.6 million and $401.0 million, respectively, of agency CMBS from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $25.4 million and $17.4 million at November 30, 2021 and 2020, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, herein). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Year Ended November 30,
	2021	2020	2019
Net gains (losses) from our investments in JCP Fund V	$7.7	$(3.0)	$(5.7)
At both November 30, 2021 and 2020, we were committed to invest equity of up to $85.0 million in JCP Fund V. At November 30, 2021 and 2020, our unfunded commitment relating to JCP Fund V was $8.7 million and $9.1 million, respectively.
The following is a summary of selected financial information for 100.0% of JCP Fund V, in which we owned effectively 35.2% of the combined equity interests (in thousands):

	September 30,
	2021 (1)	2020 (1)
Total assets	$72,184	$49,404
Total liabilities	80	84
Total partners’ capital	72,104	49,319

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Nine Months Ended September 30, 2021 (1)	Three Months Ended December 31, 2020 (1)	Nine Months Ended September 30, 2020 (1)	Three Months Ended December 31, 2019 (1)	Nine Months Ended September 30, 2019 (1)	Three Months Ended December 31, 2018 (1)
Net increase (decrease) in net assets resulting from operations	$23,809	$(1,024)	$(12,456)	$(1,397)	$(19,070)	$(8,412)
(1)Financial information for JCP Fund V in financial position and results of operations at November 30, 2021 and 2020 and for the years ended November 30, 2021, 2020 and 2019 is included based on the presented periods.
Epic Gas
We had an investment in Epic Gas and during the year ended November 30, 2019, we sold all of our common shares of Epic Gas, at fair value, for a total of $24.6 million. There was a gain of $2.8 million on this transaction, which is included in Other revenue in our Consolidated Statements of Earnings for the year ended November 30, 2019. Epic Gas reported net gains of $0.9 million in the period we held the investment during the year ended November 30, 2019.

Note 10. Goodwill and Intangible Assets
Goodwill
Goodwill attributed to our reportable business segments are as follows (in thousands):

	November 30,
	2021	2020
Investment Banking and Capital Markets (1)	$1,645,317	$1,646,523
Asset Management (1)	—	410
Total goodwill	$1,645,317	$1,646,933
(1)Accumulated goodwill impairments related to the Investment Banking and Capital Markets business segment were $51.9 million at both December 1, 2020 and 2019, and goodwill prior to these impairments was $1.70 billion and $1.69 billion at December 1, 2020 and 2019, respectively. Accumulated goodwill impairments related to the Asset Management business segment were $5.1 million and $2.1 million at December 1, 2020 and 2019, respectively, and goodwill prior to these impairments was $5.5 million at both December 1, 2020 and 2019.
The following table is a summary of the changes to goodwill (in thousands):

	Year Ended November 30,
	2021	2020
Balance, at beginning of period	$1,646,933	$1,643,599
Currency translation and other adjustments	(1,216)	6,334
Impairment losses (1)	(400)	(3,000)
Balance, at end of period	$1,645,317	$1,646,933
(1)Impairment losses in 2020 are related to our wind down of our quantPORT asset management platform.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Goodwill Impairment Testing
A reporting unit is an operating segment or one level below an operating segment. The quantitative goodwill impairment test is performed at the level of the reporting unit. The fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds the reporting unit's fair value. Allocated tangible equity plus allocated goodwill and intangible assets are used for the carrying amount of each reporting unit. The amount of tangible equity allocated to a reporting unit is based on our cash capital model deployed in managing our businesses, which seeks to approximate the capital a business would require if it were operating independently. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit’s benefit from the intangible asset in order to generate results.
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
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at November 30, 2021 and 2020 (dollars in thousands):

	November 30, 2021				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships	$125,921	$—	$(83,979)	$41,942	9.0
Trade name	128,753	—	(32,244)	96,509	26.3
Exchange and clearing organization membership interests and registrations	7,798	(66)	—	7,732	N/A
Total	$262,472	$(66)	$(116,223)	$146,183

	November 30, 2020				Weighted average remaining lives (years)
	Gross cost	Impairment losses	Accumulated amortization	Net carrying amount
Customer relationships (1)	$126,106	$(26)	$(75,776)	$50,304	9.4
Trade name (1)	129,114	(274)	(28,585)	100,255	27.3
Exchange and clearing organization membership interests and registrations	8,352	(468)	—	7,884	N/A
Total	$263,572	$(768)	$(104,361)	$158,443
(1)    Impairment losses in 2020 are related to our wind down of our quantPORT asset management platform.

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
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $12.0 million, $12.2 million and $11.9 million for the years ended November 30, 2021, 2020 and 2019, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the five succeeding fiscal years is as follows (in thousands):

Year ending November 30, 2022	$9,239
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258
Year ending November 30, 2026	8,258

Note 11. Short-Term Borrowings
Short-term borrowings at November 30, 2021 and 2020 mature in one year or less and include the following (in thousands):

	November 30,
	2021	2020
Bank loans (1)	$215,063	$752,848
Floating rate puttable notes (1)	6,800	6,800
Equity-linked notes (2)	—	5,067
Total short-term borrowings	$221,863	$764,715
(1)    These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.
(2)    See Note 4, Fair Value Disclosures, for further information on these notes.
At November 30, 2021, the weighted average interest rate on short-term borrowings outstanding is 1.41% per annum.
Our bank loans include facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. At November 30, 2021, we were in compliance with all covenants under these facilities. The outstanding balance of our facilities, which are with a bank and are included within bank loans were $200.0 million and $746.0 million at November 30, 2021 and 2020, respectively. Interest is based on a rate per annum at spreads over the federal funds Rate, as defined in the credit agreements.
A bank has agreed to make revolving intraday credit advances (“Intraday Credit Facility”) for an aggregate committed amount of $150.0 million. The Intraday Credit Facility is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 0.12% based on the number of minutes in a day the advance is outstanding. Overnight loans are charged interest at the base rate plus 3.00% on a daily basis. The base rate is the higher of the federal funds rate plus 0.50% or the prime rate in effect at that time. The Intraday Credit Facility contains financial covenants, which include a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC. At November 30, 2021, we were in compliance with all debt covenants under the Intraday Credit Facility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
In addition, this bank also provides a $200.0 million revolving credit facility with a termination date of September 12, 2022, which is used for margin calls at a domestic clearing corporation. Overnight loans are charged interest at a spread over the federal funds rate.
Another bank provides committed revolving credit facilities for a total of $200.0 million, including a $150.0 million intraday component and a $50.0 million overnight component, that are used to fund our Asia Pacific business activity. The intraday component is structured so that advances are generally repaid before the end of each business day. However, if an advance is not repaid by the end of any business day, the advance is converted to an overnight loan. Intraday loans accrue interest at a rate of 1.00%. Overnight loans are charged as agreed between the bank and us in reference to the bank’s cost of funding.

Note 12. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

		Effective Interest Rate	November 30,
	Maturity		2021	2020
Unsecured long-term debt
2.250% Euro Medium Term Notes	July 13, 2022	—%	$—	$4,638
5.125% Senior Notes	January 20, 2023	—%	—	759,901
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	564,985	595,700
4.850% Senior Notes (1)	January 15, 2027	4.93%	775,550	809,039
6.450% Senior Debentures	June 8, 2027	5.46%	366,556	369,057
4.150% Senior Notes	January 23, 2030	4.26%	990,525	989,574
2.750% Senior Notes (1)	October 15, 2032	2.85%	460,724	485,134
6.250% Senior Debentures	January 15, 2036	6.03%	505,267	510,834
6.500% Senior Notes	January 20, 2043	6.09%	409,926	419,826
2.625% Senior Notes	October 15, 2031	2.73%	988,059	—
Floating Rate Senior Notes	October 29, 2071	—%	61,703	—
Unsecured Revolving Credit Facility	August 3, 2023	1.63%	348,951	—
Structured notes (2)(3)	Various	Various	1,843,598	1,712,245
Total unsecured long-term debt			7,315,844	6,655,948
Secured long-term debt
Revolving Credit Facility			248,982	189,732
Secured Credit Facility			375,000	—
Secured Bank Loan			100,000	50,000
Total long-term debt (4)			$8,039,826	$6,895,680
(1)The carrying values of these senior notes include a net gain of $58.5 million and a net loss $36.7 million during 2021 and 2020, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 2, Summary of Significant Accounting Policies, and Note 5, Derivative Financial Instruments, for further information.
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
(3)Of the $1.84 billion of structured notes at November 30, 2021, $12.0 million matures in 2022, $2.8 million matures in 2023, $3.9 million matures in 2024, $30.7 million matures in 2025, $35.5 million matures in 2026, and the remaining $1.76 billion matures in 2027 or thereafter.
(4)The Total Long-term debt has a fair value of $8.64 billion and $7.58 billion at November 30, 2021 and 2020, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
During 2021, long-term debt increased by $1.14 billion to $8.04 billion at November 30, 2021, as presented in our Consolidated Statements of Financial Condition. This increase is primarily due to our issuances of 2.625% senior notes with a principal amount of $1.0 billion, due 2031, and floating rate senior notes with a principal amount of $62.3 million, due 2071, partially offset by the early redemption of our 5.125% senior notes with a principal amount of $750.0 million, due January 20, 2023. The change was also due to an increase of $349.0 million from borrowings under our senior unsecured revolving credit facility (“Unsecured Revolving Credit Facility”), an increase of $484.3 million from secured long-term borrowings and approximately $175.6 million of structured notes issuances, net of retirements. At November 30, 2021, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
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
During April 2021, we entered into a Revolving Credit Facility with a group of commercial banks following the maturity of our previous revolving credit facility. At November 30, 2021, borrowings under the Revolving Credit Facility amounted to $249.0 million. Interest is based on an adjusted LIBOR Rate, as defined in the credit agreement. The Revolving Credit Facility contains certain covenants that, among other things, requires Jefferies Group LLC to maintain specified level of tangible net worth and liquidity amounts, and imposes certain restrictions on future indebtedness of and requires specified levels of regulated capital for certain of our subsidiaries. Throughout the period and at November 30, 2021, no instances of noncompliance with the Revolving Credit Facility covenants occurred and we expect to remain in compliance given our current liquidity and anticipated funding requirements given our business plan and profitability expectations.
During May 2021, we entered into a Secured Credit Facility agreement with a bank under which we have borrowed $375.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate, as defined in the credit agreement. The Secured Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth. The covenants also require a certain subsidiary to maintain specified leverage amounts and impose certain restrictions on its future indebtedness. At November 30, 2021, we were in compliance with all covenants under the Secured Credit Facility.
During August 2021, we entered into an Unsecured Revolving Credit Facility agreement with a bank under which we have borrowed $349.0 million at November 30, 2021. Interest is based on a rate per annum at spreads over an Adjusted LIBOR Rate or a Base Rate, as defined in the credit agreement. The Unsecured Revolving Credit Facility contains certain covenants that, among other things, require Jefferies Group LLC to maintain a specified level of tangible net worth, net cash capital and a minimum regulatory net capital requirement for Jefferies LLC. At November 30, 2021, we were in compliance with all covenants under the Unsecured Revolving Credit Facility.
During September 2021, one of our subsidiaries amended a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”) due to the maturity of our previous secured bank loan. At November 30, 2021, borrowings under the Secured Bank Loan amounted to $100.0 million. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At November 30, 2021, we were in compliance with all covenants under the Secured Bank Loan.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 13. Leases
We enter into lease and sublease agreements, primarily for office space, across our geographic locations. Information related to operating leases in our Consolidated Statement of Financial Condition at November 30, 2021 and 2020 were as follows (in thousands, except lease term and discount rate):

	November 30,
	2021	2020
Premises and equipment - ROU assets	$447,950	$486,614

Weighted average:
Remaining lease term (in years)	10.2	10.9
Discount rate	2.9%	2.9%
The following table presents the maturities of our operating lease liabilities and a reconciliation to the Lease liabilities included in our Consolidated Statement of Financial Condition at November 30, 2021 and 2020 (in thousands):

	November 30,
Fiscal Year	2021	2020
2021	$—	$65,442
2022	68,315	70,200
2023	65,971	62,641
2024	63,640	61,106
2025	64,528	63,158
2026	62,120	56,936
2027 and thereafter	281,642	281,806
Total undiscounted cash flows	606,216	661,289
Less: Difference between undiscounted and discounted cash flows	(84,997)	(100,402)
Operating leases amount in our Consolidated Statement of Financial Condition	521,219	560,887
Finance leases amount in our Consolidated Statement of Financial Condition	229	362
Total amount in our Consolidated Statement of Financial Condition	$521,448	$561,249
The following table presents our lease costs (in thousands):

	Year Ended November 30,
	2021	2020
Operating lease costs (1)	$73,264	$71,140
Variable lease costs (2)	10,899	13,332
Less: Sublease income	(4,835)	(5,974)
Total lease cost, net	$79,328	$78,498
(1)     Includes short-term leases, which are not material.
(2)     Includes property taxes, insurance costs, common area maintenance, utilities, and other costs that are not fixed. The amount also includes rent increases resulting from inflation indices and periodic market rent reviews.
Consolidated Statement of Cash Flows supplemental information was as follows (in thousands):

	Year Ended November 30,
	2021	2020
Cash outflows - lease liabilities	$72,214	$66,248
Non-cash - ROU assets recorded for new and modified leases	18,902	21,389
The amortization of the ROU assets is included within Other adjustments on the Consolidated Statements of Cash Flows.
Rental expense, net of subleases, amounted to $61.2 million for the year ended November 30, 2019.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 14. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Year Ended November 30,
	2021	2020	2019
Revenues from contracts with customers:
Commissions and other fees	$896,312	$823,258	$676,309
Investment banking	4,366,055	2,501,494	1,528,729
Asset management fees	14,324	9,187	17,219
Total revenue from contracts with customers	5,276,691	3,333,939	2,222,257
Other sources of revenue:
Principal transactions	1,505,618	1,867,013	769,258
Revenues from strategic affiliates	57,247	19,507	3,066
Interest	847,969	894,215	1,496,529
Other	219,762	37,632	93,422
Total revenues	$7,907,287	$6,152,306	$4,584,532
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
Underwriting services include underwriting and placement agent services in both the equity and debt capital markets, including private equity placements, initial public offerings, follow-on offerings and equity-linked securities transactions and structuring, underwriting and distributing public and private debt, including investment grade debt, high yield bonds, leveraged loans, municipal bonds and mortgage-backed and asset-backed securities. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the underwriting offering at that point. Costs associated with underwriting transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded, and are recorded on a gross basis within Underwriting costs in our Consolidated Statements of Earnings as we are acting as a principal in the arrangement. Any expenses reimbursed by our clients are recognized as Investment banking revenues.

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Year Ended November 30,
	2021			2020			2019
	Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$1,873,560	$—	$1,873,560	$1,053,500	$—	$1,053,500	$767,421	$—	$767,421
Investment banking - Underwriting	2,492,495	—	2,492,495	1,447,994	—	1,447,994	761,308	—	761,308
Equities (1)	881,957	—	881,957	807,350	—	807,350	662,804	—	662,804
Fixed income (1)	14,355	—	14,355	15,908	—	15,908	13,505	—	13,505
Asset management	—	14,324	14,324	—	9,187	9,187	—	17,219	17,219
Total	$5,262,367	$14,324	$5,276,691	$3,324,752	$9,187	$3,333,939	$2,205,038	$17,219	$2,222,257
Primary geographic region:
Americas	$4,250,294	$13,705	$4,263,999	$2,742,298	$4,239	$2,746,537	$1,751,568	$10,472	$1,762,040
Europe	766,746	619	767,365	401,853	4,948	406,801	374,411	6,747	381,158
Asia Pacific	245,327	—	245,327	180,601	—	180,601	79,059	—	79,059
Total	$5,262,367	$14,324	$5,276,691	$3,324,752	$9,187	$3,333,939	$2,205,038	$17,219	$2,222,257
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 20, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at November 30, 2021. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at November 30, 2021.
During the years ended November 30, 2021, 2020 and 2019, we recognized $50.0 million, $11.1 million and $27.6 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, we recognized $12.1 million, $17.6 million and $21.7 million of revenues primarily associated with distribution services during the years ended November 30, 2021, 2020 and 2019, respectively, a portion of which relates to prior periods.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenue at November 30, 2021 and 2020 was $14.9 million and $10.0 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the years ended November 30, 2021, 2020 and 2019, we recognized revenue of $6.4 million, $7.9 million and $9.5 million, respectively, that were recorded as deferred revenue at the beginning of the year.
We had receivables related to revenues from contracts with customers of $232.6 million and $278.5 million at November 30, 2021 and 2020, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses for the years ended November 30, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019
Beginning balance	$19,788	$6,817	$6,568
Adjustment for change in accounting principle for current expected credit losses	(3,594)	—	—
Bad debt expense, net of reversals	2,287	19,582	3,525
Charge-offs	(6,409)	(2,083)	(1,571)
Recoveries collected	(7,248)	(4,528)	(1,705)
Ending balance (1)	$4,824	$19,788	$6,817
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
At November 30, 2021 and 2020, capitalized costs to fulfill a contract were $1.6 million and $1.8 million, respectively, which are recorded in Receivables – Fees, interest and other in the Consolidated Statement of Financial Condition. For the years ended November 30, 2021, 2020 and 2019, we recognized expenses of $1.7 million, $5.1 million and $4.0 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the year. There were no significant impairment charges recognized in relation to these capitalized costs during the years ended November 30, 2021, 2020 and 2019.

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
Employer Contributions - Our funding policy is to contribute to the U.S. Pension Plan at least the minimum amount required for funding purposes under applicable employee benefit and tax laws. We did not contribute to the U.S. Pension Plan during the year ended November 30, 2021 and we do not anticipate making a contribution to the plan for the year ending November 30, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following tables summarize the changes in the projected benefit obligation, the fair value of the assets and the funded status of the plan (in thousands):

	Year Ended November 30,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$71,541	$63,222
Interest cost	1,409	1,801
Actuarial losses	487	9,874
Administrative expenses paid	(186)	(346)
Benefits paid	(2,504)	(1,003)
Settlements	—	(2,477)
Other costs	400	470
Projected benefit obligation, end of period	$71,147	$71,541
Change in plan assets:
Fair value of assets, beginning of period	$63,161	$56,980
Benefits paid	(2,504)	(1,003)
Administrative expenses paid	(186)	(346)
Actual return on plan assets	2,064	10,007
Settlements	—	(2,477)
Fair value of assets, end of period	$62,535	$63,161
Funded status at end of period	$(8,612)	$(8,380)
The amounts recognized in our Consolidated Statements of Financial Condition are as follows (in thousands):

	November 30,
	2021	2020
Consolidated statements of financial condition:
Accrued expenses and other liabilities	$8,612	$8,380
Accumulated other comprehensive income, before taxes:
Net losses	$(11,842)	$(10,875)
The following tables summarize the components of net periodic pension cost and other amounts recognized in Other comprehensive income, before taxes (in thousands):

	Year Ended November 30,
	2021	2020	2019
Components of net periodic pension cost:
Interest cost on projected benefit obligation	$1,409	$1,801	$2,303
Expected return on plan assets	(3,094)	(3,477)	(3,008)
Net amortization	549	252	122
Settlement losses	—	376	—
Other costs	400	470	500
Net periodic pension cost	$(736)	$(578)	$(83)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended November 30,
	2021	2020	2019
Amounts recognized in Other comprehensive income:
Net losses arising during the period	$1,516	$3,344	$1,899
Amortization of net loss	(549)	(252)	(122)
Settlements during the period	—	(376)	—
Total losses recognized in Other comprehensive income	$967	$2,716	$1,777
Net losses recognized in net periodic benefit cost and Other comprehensive income	$231	$2,138	$1,694
The assumptions used to determine the actuarial present value of the projected obligation and net periodic pension benefit cost are as follows:

	Year Ended November 30,
	2021	2020	2019
Discount rate used to determine benefit obligation	2.40%	2.00%	2.90%
Weighted average assumptions used to determine net pension cost:
Discount rate	2.00%	2.90%	4.30%
Expected long-term rate of return on plan assets	5.00%	6.25%	6.25%
Expected Benefit Payments - Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

2022	$5,994
2023	4,431
2024	5,033
2025	4,663
2026	5,294
2027 through 2031	24,938
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

Note 16. Compensation Plans
Jefferies sponsors our following share-based compensation plans: Equity Compensation Plan, Employee Stock Purchase Plan (“ESPP”) and the Deferred Compensation Plan (“DCP”). The outstanding and future share-based awards relating to these plans relate to Jefferies common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of market conditions and selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The components of total compensation costs associated with certain of our compensation plans are as follows (in millions):

	Year Ended November 30,
	2021	2020	2019
Components of compensation costs:
Restricted cash awards (1)	$375.5	$474.3	$314.7
Stock options and Stock appreciation rights	41.3	—	—
Restricted stock and RSUs (2)	17.6	25.2	26.7
Profit sharing plan	7.8	7.8	7.2
Total compensation costs	$442.2	$507.3	$348.6
(1)Amounts include costs related to the accelerated amortization of certain cash-based awards, which were amended to remove any service requirements for vesting in the awards, which amounted to $188.3 million and $179.6 million for the years ended November 30, 2021 and 2020, respectively.
(2)Total compensation costs associated with restricted stock and restricted stock units (“RSUs”) include the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks. Additionally, we recognize compensation costs related to the discount provided to employees in electing to defer compensation under the DCP. These compensation costs were approximately $0.4 million, $0.3 million and $0.4 million for the years ended November 30, 2021, 2020 and 2019, respectively.
Remaining unamortized amounts related to certain compensation plans at November 30, 2021 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$18.8	2
Restricted cash awards	197.7	3
Total	$216.5
The following are descriptions of the compensation plans:
Equity Compensation Plan. On March 25, 2021, a new Equity Compensation Plan (the “ECP”) was approved by Jefferies’ shareholders. The ECP replaced the Incentive Compensation Plan (“Incentive Plan”) and no further awards will be granted under the replaced plan. The Incentive Plan allowed for awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, RSUs, dividend equivalents or other share-based awards. The ECP is an omnibus plan authorizing a variety of equity award types, as well as cash incentive awards, to be used for employees, non-employee directors and other service providers. Restricted stock awards are grants of common shares that require service as a condition of vesting. RSUs give a participant the right to receive shares if service or performance conditions are met, and which may specify an additional deferral period allowing a participant to hold an interest tied to common stock on a tax deferred basis. Prior to settlement, RSUs carry no voting or dividend rights associated with the stock ownership, but dividend equivalents are accrued to the extent there are dividends declared on the underlying common shares as cash amounts or as deemed reinvestments in additional RSUs. Awards issued and outstanding related to the ECP and Incentive Plan relate to shares of Jefferies.
Restricted stock and RSUs may be granted to new employees as “sign-on” awards, to existing employees as “retention” awards and to certain executive officers as incentive awards. Sign-on and retention awards are generally subject to annual ratable vesting over a multi-year service period and are amortized as compensation expense on a straight-line basis over the service period. Restricted stock and RSUs are granted to certain senior executives and may contain market, performance and/or service conditions. Market conditions are incorporated into the grant-date fair value of senior executive awards using a Monte Carlo valuation model. Compensation expense for awards with market conditions is recognized over the service period and is not reversed if the market conditions are not met. Awards with performance conditions are amortized over the service period if and to the extent it is determined to be probable that the performance condition will be achieved. If awards are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Employee Stock Purchase Plan. There is also an ESPP which we consider noncompensatory effective January 1, 2007. The ESPP allows eligible employees to make payroll contributions that are used to acquire shares of Jefferies’ stock, generally at a discounted price.
Deferred Compensation Plan. There is also a DCP, which was established in 2001. Eligible employees are able to defer compensation on a pre-tax basis, with deferred amounts deemed invested at a discount in Jefferies common shares, or by allocating among any combination of other investment funds available under the DCP. We often invest directly, as a principal, in investments corresponding to the other investment funds, relating to our obligations to perform under the DCP. The compensation deferred by our employees is expensed in the period earned. The change in fair value of our investments in assets corresponding to the specified other investment funds are recognized in Principal transactions revenues and changes in the corresponding deferred compensation liability are reflected as Compensation and benefits expense in our Consolidated Statements of Earnings.
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

Note 17. Income Taxes
Total income taxes were allocated as follows (in thousands):

	Year Ended November 30,
	2021	2020	2019
Income tax expense	$559,229	$302,748	$80,284
The provision for income tax expense consists of the following components (in thousands):

	Year Ended November 30,
	2021	2020	2019
Current:
U.S. Federal	$306,108	$213,274	$50,970
U.S. state and local	74,601	35,317	(3,641)
Foreign	88,164	71,898	10,923
Total current	468,873	320,489	58,252
Deferred:
U.S. Federal	67,636	(30,190)	19,973
U.S. state and local	18,056	(96)	5,768
Foreign	4,664	12,545	(3,709)
Total deferred	90,356	(17,741)	22,032
Total income tax expense	$559,229	$302,748	$80,284
The following table presents the U.S. and non-U.S. components of income before income tax expense (in thousands):

	Year Ended November 30,
	2021	2020	2019
U.S.	$1,843,953	$888,639	$313,349
Non-U.S. (1)	340,000	288,815	11,320
Income before income tax expense	$2,183,953	$1,177,454	$324,669
(1)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 21.0% to earnings before income taxes as a result of the following (dollars in thousands):

	Year Ended November 30,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Computed expected income taxes	$458,630	21.0%	$247,265	21.0%	$68,181	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	82,070	3.8	50,923	4.3	11,638	3.6
International operations (including foreign rate differential)	20,080	0.9	13,168	1.1	4,518	1.4
Tax exempt income	(1,046)	—	(227)	—	(634)	(0.2)
Foreign tax credits, net	(13,963)	(0.6)	(8,654)	(0.7)	(1,664)	(0.5)
Meals and entertainment	915	—	1,822	0.2	3,641	1.1
Non-deductible executive compensation	16,313	0.7	8,407	0.7	3,720	1.1
Change in unrecognized tax benefits related to prior years	(7,902)	(0.4)	(9,314)	(0.8)	(7,690)	(2.4)
Other, net	4,132	0.2	(642)	(0.1)	(1,426)	(0.4)
Total income tax expense	$559,229	25.6%	$302,748	25.7%	$80,284	24.7%
The following table presents a reconciliation of gross unrecognized tax benefits (in thousands):

	Year Ended November 30,
	2021	2020	2019
Balance at beginning of period	$168,647	$125,607	$125,626
Increases based on tax positions related to the current period	46,962	40,209	8,142
Increases based on tax positions related to prior periods	1,938	5,275	1,399
Decreases based on tax positions related to prior periods	(18,612)	(2,444)	(9,560)
Balance at end of period	$198,935	$168,647	$125,607
The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $157.8 million and $133.9 million (net of Federal benefit) at November 30, 2021 and 2020, respectively.
We recognize interest accrued related to unrecognized tax benefits in Interest expense. Penalties, if any, are recognized in Other expenses in our Consolidated Statements of Earnings. Net interest expense related to unrecognized tax benefits was $8.9 million, $9.8 million and $6.3 million for the years ended November 30, 2021, 2020 and 2019, respectively. At November 30, 2021 and 2020, we had interest accrued of approximately $74.3 million and $65.4 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. No material penalties were accrued for the years ended November 30, 2021 and 2020.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	November 30,
	2021	2020
Deferred tax assets:
Compensation and benefits	$150,449	$238,154
Operating lease liabilities	129,996	140,742
Long-term debt	65,037	41,934
Accrued expenses and other	91,081	61,247
Net operating losses	1,756	2,534
Sub-total	438,319	484,611
Valuation allowance	(2,817)	(3,201)
Total deferred tax assets	435,502	481,410
Deferred tax liabilities:
Operating lease right-of-use assets	121,062	134,638
Amortization of intangibles	64,697	67,663
Partnerships	34,223	28,249
Other	29,485	15,167
Total deferred tax liabilities	249,467	245,717
Net deferred tax asset, included in Other assets	$186,035	$235,693
The valuation allowance represents the portion of our deferred tax assets for which it is more likely than not that the benefit of such items will not be realized. We believe that the realization of the net deferred tax asset of $186.0 million at November 30, 2021 is more likely than not based on expectations of future taxable income in the jurisdictions in which we operate.
At November 30, 2021, we had gross net operating loss carryforwards of $1.8 million, primarily related to various European jurisdictions. Deferred tax assets of $1.4 million related to net operating losses in Europe and $0.4 million related to net operating losses in Asia Pacific have been fully offset by the valuation allowance. The remaining valuation allowance is attributable to deferred tax assets related to compensation and benefits in the U.K.
We have a tax sharing agreement between us and Jefferies. Refer to Note 21, Related Party Transactions, herein, for further information.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs. It is reasonably possible that, within the next twelve months, statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $8.3 million.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2015
India	2010
We will recognize any U.S. income tax expense we may incur on global intangible low-taxed income as income tax expense in the period in which the tax is incurred.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 18. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at November 30, 2021 (in millions):

	Expected Maturity Date (fiscal years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$255.6	$2.0	$—	$—	$0.8	$258.4
Loan commitments (1)	250.0	25.0	—	60.0	—	335.0
Underwriting commitments	167.0	—	—	—	—	167.0
Forward starting reverse repos (2)	7,682.3	—	—	—	—	7,682.3
Forward starting repos (2)	4,572.0	—	—	—	—	4,572.0
Other unfunded commitments (1)	25.0	571.3	5.4	—	—	601.7
Total commitments	$12,951.9	$598.3	$5.4	$60.0	$0.8	$13,616.4
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At November 30, 2021, $7.67 billion within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At November 30, 2021, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.
See Note 9, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at November 30, 2021, we had other outstanding equity commitments to invest up to $100.0 million to strategic affiliates and $105.1 million to various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At November 30, 2021, we had $85.0 million of outstanding loan commitments to clients.
Loan commitments outstanding at November 30, 2021 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 9, Investments, for additional information.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at November 30, 2021 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$16,978.6	$7,849.4	$3,081.8	$87.7	$—	$27,997.5
Written derivative contracts—credit related	—	—	17.8	—	—	17.8
Total derivative contracts	$16,978.6	$7,849.4	$3,099.6	$87.7	$—	$28,015.3
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At November 30, 2021, the fair value of derivative contracts meeting the definition of a guarantee is approximately $351.3 million.
Standby Letters of Credit. At November 30, 2021, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $5.1 million, all of which expire within one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. On October 6, 2021, Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, became subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI registered as a security-based swap dealer with the SEC on November 1, 2021, and became subject to the SEC’s security-based swap dealer regulatory rules. Further, subsequent to year-end, on December 16, 2021, JFSI was approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. At November 30, 2021, JFSI is in compliance with these SEC and CFTC requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the National Futures Association (“NFA”), as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At November 30, 2021, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$2,225,733	$2,108,211
JFSI	452,297	432,297
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
At November 30, 2021 and 2020, $5.25 billion and $5.67 billion, respectively, of net assets of our consolidated subsidiaries are restricted, as they reflect regulatory capital requirements or require regulatory approval prior to the payment of cash dividends and advances to the parent company.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Our net revenues, non-interest expenses and earnings (loss) before income taxes by reportable business segment are summarized below (in millions):

	Year Ended November 30,
	2021	2020	2019
Investment Banking and Capital Markets:
Net revenues	$6,796.6	$4,989.2	$3,036.0
Non-interest expenses	4,699.4	3,869.3	2,688.9
Earnings before income taxes	$2,097.2	$1,119.9	$347.1
Asset Management:
Net revenues	$247.2	$208.3	$76.5
Non-interest expenses	160.4	150.7	98.9
Earnings (loss) before income taxes	$86.8	$57.6	$(22.4)
Total:
Net revenues	$7,043.8	$5,197.5	$3,112.5
Non-interest expenses	4,859.8	4,020.0	2,787.8
Earnings before income taxes	$2,184.0	$1,177.5	$324.7
The following table summarizes our total assets by reportable business segment (in millions):

	November 30,
	2021	2020
Investment Banking and Capital Markets	$51,697.4	$44,488.1
Asset Management	3,071.5	3,263.9
Total assets	$54,768.9	$47,752.0
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

	Year Ended November 30,
	2021	2020	2019
Americas (1)	$5,656.4	$4,060.0	$2,407.6
Europe (2)	1,109.6	852.0	592.8
Asia Pacific	277.8	285.5	112.1
Net revenues	$7,043.8	$5,197.5	$3,112.5
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Note 21. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At November 30, 2021 and 2020, we had $23.1 million and $28.9 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
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
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Year Ended November 30,
	2021	2020	2019
Charges to Jefferies for services provided	$42.9	$47.2	$52.7
Charges from Jefferies for services received	38.4	32.2	9.5
•We provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Year Ended November 30,
	2021	2020	2019
Investment banking	$45.8	$10.5	$10.6
Commissions and other fees	0.9	1.5	1.2
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition:

	Year Ended November 30,
	2021	2020
Receivable from Jefferies	$0.3	$1.3
Payable to Jefferies	10.9	7.1
•During the years ended November 30, 2021 and 2020, we paid distributions of $923.5 million and $498.7 million, respectively, to Jefferies. In addition, during the year ended November 30, 2021, we received a contribution of $153.6 million from Jefferies. At November 30, 2021 and 2020, we accrued distributions payable in the amount of $193.0 million and $153.6 million, respectively, which are included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended November 30, 2021 and 2020.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At November 30, 2021, we had a net current tax receivable from Jefferies of $130.6 million included in Other assets, in our Consolidated Statements of Financial Condition. At November 30, 2020, we had a net current tax payable to Jefferies of $111.1 million included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition. During the years ended November 30, 2021 and 2020, we made payments to Jefferies of $595.0 million and $83.0 million, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Year Ended November 30,
	2021	2020
Securities purchased from Jefferies	$17.1	$64.8
Securities sold to Jefferies	5.7	0.1

•On November 3, 2020, Jefferies sold a wholly-owned subsidiary primarily invested in short-dated receivables that related to an asset management strategy to an investment fund managed by us for approximately $180.7 million.
•At November 30, 2021 and 2020, we have customer account payables to entities of Jefferies totaling $0.5 million and $2.2 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•On November 27, 2019, we transferred our investment in CoreCommodity Capital, LLC, an asset manager, along with a related accrued receivable and deferred tax asset, to Jefferies, in return for a total cash payment of $31.0 million.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.7 million and $2.7 million at November 30, 2021 and 2020, respectively, included in Payables—brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
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

	Year Ended November 30,
	2021	2020	2019
Net gains (losses) on foreign exchange contracts	$0.1	$1.6	$(6.1)

•Two of our directors had investments totaling $0.4 million at November 30, 2019 in a hedge fund managed by Jefferies. In December 2019, both directors fully redeemed their interests in this fund.
•We had investments in hedge funds managed by Jefferies of $239.0 million at November 30, 2020, included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition. In January 2021, Jefferies transferred one of its asset management divisions, the investment manager of this fund, to us, in return for a payment of $2.2 million. Net gains on our investments in these hedge funds for the years ended November 30, 2020 and 2019, were $15.8 million and $4.7 million, respectively, which are included in Principal transactions revenues in our Consolidated Statements of Earnings.
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At November 30, 2021 and 2020, approximately $2.3 million and $2.6 million, respectively, of debt issued by Jefferies are included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.
•For the year ended November 30, 2021, we recorded fees related to our asset management business of $1.0 million, which are included in Floor brokerage and clearing fees in our Consolidated Statement of Earnings, relating to an investment in a separately managed account, which is managed by a strategic affiliate.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
•We have a sublease agreement with an affiliate of Jefferies for office space. Payments received from this affiliate for rent and other expenses are as follows (in millions).

	Year Ended November 30,
	2021	2020	2019
Payments received	$0.8	$0.8	$—
•In June 2020, Jefferies paid us $2.9 million for the transfer of one of its asset management divisions, which included a net related liability to us.
For information on transactions with our equity method investees, see Note 9, Investments.

Note 22. Subsequent Events
Subsequent to year-end, on December 1, 2021, Jefferies transferred certain investments in securities and limited partnerships to us. In addition, also on December 1, 2021, Jefferies transferred its investment in Foursight Capital, a subsidiary of Jefferies, to us. These transfers were accomplished as capital contributions from Jefferies, and since we are under common control, these capital contributions were recorded at their book values. As a result of these transfers, our total assets increased by $1.27 billion, total liabilities increased by $800.4 million and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition at December 1, 2021.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our Management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2021 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 14. Principal Accountant Fees and Services
For the fiscal years ended November 30, 2021 and 2020, the fees for services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited were as follows:

	Year Ended November 30,
	2021	2020
Audit Fees	$9,097,602	$7,514,963
Audit-Related Fees	1,376,380	1,254,925
Tax Fees	170,940	181,058
All Other Fees	6,990	6,990
Total All Fees	$10,651,912	$8,957,936
Audit Fees — The Audit Fees reported above reflect fees for services provided during fiscal 2021 and 2020. These amounts include fees for professional services rendered as our principal accountant for the audit of our consolidated financial statements included in this Annual Report on Form 10-K, the audits of various affiliates and investment funds managed by Jefferies or its affiliates, the audit of internal controls over financial reporting required by Section 404 of Sarbanes-Oxley, reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, consents and other services related to SEC and other regulatory filings, audit fees related to other services that are normally provided in connection with statutory and regulatory filings or engagements. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, which are approved by the Audit Committee prior to the completion of the audit. In 2021, the Audit Committee preapproved all auditing services performed for us by the independent registered public accounting firm.
Audit-Related Fees — The Audit-Related Fees reported above reflect fees for services provided during fiscal 2021 and 2020. These amounts include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Specifically, the Audit-Related services included the preparation of our SOC1 report, performing agreed upon procedures related to specific matters at our request, accounting consultations, and other services that are normally provided in connection with statutory and regulatory filings or engagements.
Tax Fees — Tax Fees includes fees for services provided during fiscal 2021 and 2020 related to tax compliance, tax advice and tax planning.
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
4.7
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, is incorporated herein by reference to Exhibit 4.7 of the Registrant’s Form 10-K filed on January 29, 2021.

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Exhibit No.	Description

101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting language (iXBRL): (i) the Consolidated Statements of Financial Condition as of November 30, 2021 and 2020; (ii) the Consolidated Statements of Earnings for the years ended November 30, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2021, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity for the years ended November 30, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2021, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in exhibit 101)

*    Filed herewith.
**    Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERIES GROUP LLC

/s/ RICHARD B. HANDLER
Richard B. Handler
Chairman of the Board of Directors,
Chief Executive Officer
Dated: January 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	RICHARD B. HANDLER	Chairman of the Board of Directors, Chief Executive Officer	January 28, 2022
Richard B. Handler

/s/	MATT LARSON	Chief Financial Officer, Executive Vice President	January 28, 2022
Matt Larson

/s/	BRIAN P. FRIEDMAN	Director and Chairman, Executive Committee	January 28, 2022
Brian P. Friedman

/s/	MARK L. CAGNO	Global Controller	January 28, 2022
Mark L. Cagno

/s/	LINDA L. ADAMANY	Director	January 28, 2022
Linda L. Adamany

/s/	BARRY J. ALPERIN	Director	January 28, 2022
Barry J. Alperin

/s/	ROBERT D. BEYER	Director	January 28, 2022
Robert D. Beyer

/s/	FRANCISCO L. BORGES	Director	January 28, 2022
Francisco L. Borges

/s/	MATRICE ELLIS KIRK	Director	January 28, 2022
Matrice Ellis Kirk

/s/	MARYANNE GILMARTIN	Director	January 28, 2022
MaryAnne Gilmartin

/s/	JACOB M. KATZ	Director	January 28, 2022
Jacob M. Katz

/s/	MICHAEL T. O’KANE	Director	January 28, 2022
Michael T. O’Kane

/s/	JOSEPH S. STEINBERG	Director	January 28, 2022
Joseph S. Steinberg

/s/	MELISSA V. WEILER	Director	January 28, 2022
Melissa V. Weiler

Jefferies Group LLC
Index to Financial Statements and
Financial Statement Schedules
Items (15)(a)(1) and (15)(a)(2)

Page
Financial Statements
Management’s Report on Internal Control over Financial Reporting	56
Reports of Independent Registered Public Accounting Firms	57
Consolidated Statements of Financial Condition	60
Consolidated Statements of Earnings	61
Consolidated Statements of Comprehensive Income	62
Consolidated Statements of Changes in Equity	63
Consolidated Statements of Cash Flows	64
Notes to Consolidated Financial Statements	66

Financial Statement Schedules
Schedule I - Condensed Financial Information of Jefferies Group LLC (Parent Company Only) at November 30, 2021 and 2020 and for each of the three fiscal years ended November 30, 2021, 2020 and 2019	S-2 - S-5

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	November 30,
	2021	2020
ASSETS
Cash and cash equivalents	$640,426	$1,281,786
Cash and securities segregated and on deposited for regulatory purposes or deposited with clearing and depository organizations	8,219	21,892
Financial instruments owned, at fair value	96,528	69,856
Loans to and investments in related parties	708,611	655,930
Investment in subsidiaries	6,332,604	6,411,169
Advances to subsidiaries	3,151,163	2,822,937
Subordinated notes receivable	3,868,198	2,443,383
Other assets	542,324	354,606
Total assets	$15,348,073	$14,061,559
LIABILITIES AND EQUITY
Short-term borrowings	$6,800	$11,867
Financial instruments sold, not yet purchased, at fair value	3,491	—
Accrued expenses and other liabilities	954,454	1,045,000
Long-term debt	7,315,844	6,655,949
Total liabilities	8,280,589	7,712,816
EQUITY
Member’s paid-in capital	7,381,391	6,569,328
Accumulated other comprehensive income (loss):
Currency translation adjustments	(151,661)	(141,843)
Changes in instrument specific credit risk	(153,672)	(71,151)
Additional minimum pension liability	(8,843)	(8,104)
Available-for-sale securities	269	513
Total accumulated other comprehensive loss	(313,907)	(220,585)
Total member’s equity	7,067,484	6,348,743
Total liabilities and equity	$15,348,073	$14,061,559
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Revenues:
Principal transactions	$10,347	$58,148	$13,746
Investment banking	—	17	103
Interest	210,410	214,833	271,369
Other	102,578	(38,874)	19,346
Total revenues	323,335	234,124	304,564
Interest expense	265,005	285,090	297,927
Net revenues	58,330	(50,966)	6,637
Non-interest expenses:
Total non-interest expenses	47,309	14,854	6,482
Earnings (loss) before income taxes	11,021	(65,820)	155
Income tax expense (benefit)	8,130	(19,480)	(3,316)
Net earnings (loss) before undistributed earnings of subsidiaries	2,891	(46,340)	3,471
Undistributed earnings of subsidiaries	1,615,840	925,643	242,558
Net earnings	1,618,731	879,303	246,029
Other comprehensive income (loss), net of tax:
Currency translation and other adjustments	(9,818)	37,535	6,426
Change in instrument specific credit risk	(82,521)	(52,262)	(13,161)
Cash flow hedges	—	—	(470)
Minimum pension liability adjustments, net of tax	(739)	(2,025)	(1,318)
Unrealized gain on available-for-sale securities	(244)	372	487
Total other comprehensive loss, net of tax	(93,322)	(16,380)	(8,036)
Comprehensive income	$1,525,409	$862,923	$237,993
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended November 30,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$1,618,731	$879,303	$246,029
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization	(24,379)	(36,708)	(38,812)
Undistributed earnings of subsidiaries	(1,615,840)	(925,643)	(242,558)
(Income) loss on loans to and investments in related parties	(102,679)	37,790	(21,946)
Distributions received on investments in related parties	—	—	75,000
Other adjustments	(234,290)	183,241	60,106
Net change in assets and liabilities:
Financial instruments owned	(26,672)	2,880	26,755
Other assets	(160,703)	(3,741)	154,940
Financial instruments sold, not yet purchased	3,491	(2,307)	1,510
Accrued expenses and other liabilities	(110,838)	526,571	(51,821)
Net cash provided by (used in) operating activities	(653,179)	661,386	209,203
Cash flows from investing activities:
Investments in, advances to and subordinated notes receivable from subsidiaries	(34,138)	1,357,031	(1,035,619)
Loans to and investments in related parties	50,000	(50,000)	—
Net cash provided by (used in) investing activities	15,862	1,307,031	(1,035,619)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	11,820	20,236
Payments on short-term borrowings	(5,090)	(20,263)	(55,773)
Proceeds from issuance of long-term debt, net of issuance costs	1,681,058	1,169,722	1,184,891
Repayments of long-term debt	(923,809)	(1,494,696)	(823,875)
Contributions from Jefferies Financial Group Inc.	153,557	—	—
Distributions to Jefferies Financial Group Inc.	(923,432)	(498,674)	(311,131)
Net cash provided by (used in) financing activities	(17,716)	(832,091)	14,348
Net increase (decrease) in cash and cash equivalents	(655,033)	1,136,326	(812,068)
Cash, cash equivalents and restricted cash at beginning of period	1,303,678	167,352	979,420
Cash, cash equivalents and restricted cash at end of period	$648,645	$1,303,678	$167,352

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$327,316	$272,670	$291,298
Income taxes, net	595,013	84,098	73,151
The following presents the Parent Company’s cash, cash equivalents and restricted cash by category within the Condensed Statements of Financial Condition (in thousands):

	November 30,
	2021	2020
Cash and cash equivalents	$640,426	$1,281,786
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	8,219	21,892
Total cash, cash equivalents and restricted cash	$648,645	$1,303,678
See accompanying notes to condensed financial statements.

JEFFERIES GROUP LLC
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Jefferies Group LLC (the “Company”) and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021. For purposes of these condensed non-consolidated financial statements, the Company’s wholly-owned and majority owned subsidiaries are accounted for using the equity method of accounting (“equity method subsidiaries”).
The Parent Company is an indirect wholly-owned subsidiary of Jefferies. Jefferies does not guarantee any of our outstanding debt securities.
The Parent Company Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The significant accounting policies of the Parent Company Financial Statements are those used by the Company on a consolidated basis, to the extent applicable. For further information regarding the significant accounting policies refer to Note 2, Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2021.
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
The Parent Company guarantees certain financing arrangements of subsidiaries. The maximum amount payable under these guarantees is $725.8 million at November 30, 2021. For further information, refer to Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt, in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended November 30, 2021.
Structured Notes. Structured notes of $991.5 million at November 30, 2021 were jointly and severally co-issued by our wholly-owned subsidiary Jefferies Group Capital Finance Inc.