Form 10-Q
period 2022-02-28
Jefferies Group LLC
filed 2022-04-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
February 28, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	February 28, 2022	November 30, 2021
ASSETS
Cash and cash equivalents (includes $11,575 and $3,765 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	$6,719,648	$8,813,564
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	838,092	1,015,107
Financial instruments owned, at fair value (includes securities pledged of $14,308,758 and $12,723,502 at February 28, 2022 and November 30, 2021, respectively; and $304,191 and $319,497 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	21,317,167	19,336,237
Loans to and investments in related parties	1,413,381	1,159,048
Securities borrowed	7,110,757	6,409,420
Securities purchased under agreements to resell ($18,016 and $0 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	6,557,213	7,642,484
Securities received as collateral, at fair value	973	7,289
Receivables:
Brokers, dealers and clearing organizations ($52,637 and $39,435 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	5,095,243	4,896,704
Customers	1,896,488	1,615,822
Fees, interest and other ($742,926 and $679 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,190,860	474,304
Premises and equipment	877,097	860,742
Goodwill	1,645,960	1,645,317
Other assets ($88,007 and $0 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,236,519	892,862
Total assets	$55,899,398	$54,768,900
LIABILITIES AND EQUITY
Short-term borrowings	$467,853	$221,863
Financial instruments sold, not yet purchased, at fair value ($17,987 and $109,088 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	14,682,727	11,690,795
Collateralized financings:
Securities loaned	1,808,896	1,525,721
Securities sold under agreements to repurchase ($47,138 and $0 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	8,933,643	8,446,099
Other secured financings (includes $158,008 and $102,788 at fair value at February 28, 2022 and November 30, 2021, respectively; and $3,550,869 and $3,791,886 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	3,553,232	3,794,248
Obligation to return securities received as collateral, at fair value	973	7,289
Payables:
Brokers, dealers and clearing organizations (includes $50,143 and $44,246 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	4,632,440	5,814,066
Customers	4,021,948	4,461,950
Lease liabilities	533,627	521,448
Accrued expenses and other liabilities (includes $2,909 and $1,787 at February 28, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,609,073	3,166,987
Long-term debt (includes $1,762,163 and $1,843,598 at fair value at February 28, 2022 and November 30, 2021, respectively)	7,887,975	8,039,826
Total liabilities	48,132,387	47,690,292
EQUITY
Member’s paid-in capital	8,027,244	7,381,391
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(151,422)	(151,661)
Changes in instrument-specific credit risk	(112,238)	(153,672)
Additional minimum pension liability	(8,702)	(8,843)
Available-for-sale securities	96	269
Total accumulated other comprehensive loss	(272,266)	(313,907)
Total Jefferies Group LLC member’s equity	7,754,978	7,067,484
Noncontrolling interests	12,033	11,124
Total equity	7,767,011	7,078,608
Total liabilities and equity	$55,899,398	$54,768,900
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2022	2021
Revenues:
Commissions and other fees	$229,453	$236,938
Principal transactions	260,026	791,219
Investment banking	945,048	1,003,662
Asset management fees and revenues	39,551	37,383
Interest	212,790	219,021
Other	65,791	60,588
Total revenues	1,752,659	2,348,811
Interest expense	210,885	219,445
Net revenues	1,541,774	2,129,366
Non-interest expenses:
Compensation and benefits	744,212	1,119,894
Non-compensation expenses:
Floor brokerage and clearing fees	83,961	76,580
Underwriting costs	8,128	36,136
Technology and communications	119,822	104,341
Occupancy and equipment rental	30,905	27,990
Business development	27,371	17,981
Professional services	51,118	44,288
Other	39,363	30,986
Total non-compensation expenses	360,668	338,302
Total non-interest expenses	1,104,880	1,458,196
Earnings before income taxes	436,894	671,170
Income tax expense	95,751	177,305
Net earnings	341,143	493,865
Net losses attributable to noncontrolling interests	(267)	(203)
Net earnings attributable to Jefferies Group LLC	$341,410	$494,068
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2022	2021
Net earnings	$341,143	$493,865
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	380	10,939
Changes in instrument-specific credit risk (2)	41,434	(69,436)
Unrealized losses on available-for-sale securities	(173)	(60)
Total other comprehensive income (loss), net of tax (3)	41,641	(58,557)
Comprehensive income	382,784	435,308
Net losses attributable to noncontrolling interests	(267)	(203)
Comprehensive income attributable to Jefferies Group LLC	$383,051	$435,511

(1)The amount includes income tax expense of approximately $3.2 million during the three months ended February 28, 2021.
(2)The amounts include income tax benefits (expenses) of approximately $(13.2) million and $22.3 million during the three months ended February 28, 2022 and 2021, respectively. The amount during the three months ended February 28, 2021 also includes a net loss of $0.2 million, net of an income tax benefit $0.1 million, related to changes in instrument specific-credit risk, which was reclassified to Principal transactions revenues in our Consolidated Statement of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2022	2021
Member’s paid-in capital:
Balance, beginning of period	$7,381,391	$6,569,328
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	2,698
Net earnings attributable to Jefferies Group LLC	341,410	494,068
Contribution from Jefferies Financial Group Inc.	476,549	153,557
Distributions to Jefferies Financial Group Inc.	(170,705)	(400,591)
Settlement of related balances from the transfer of employees from Jefferies Financial Group Inc. to Jefferies Group LLC	(1,401)	—
Balance, end of period	$8,027,244	$6,819,060
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(313,907)	$(220,585)
Currency translation and other adjustments	380	10,939
Changes in instrument-specific credit risk	41,434	(69,436)
Unrealized losses on available-for-sale securities	(173)	(60)
Balance, end of period	$(272,266)	$(279,142)
Total Jefferies Group LLC member’s equity	$7,754,978	$6,539,918
Noncontrolling interests:
Balance, beginning of period	$11,124	$17,389
Net losses attributable to noncontrolling interests	(267)	(203)
Contributions	1,176	—
Distributions	—	(1,473)
Balance, end of period	$12,033	$15,713
Total equity	$7,767,011	$6,555,631

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2022	2021
Cash flows from operating activities:
Net earnings	$341,143	$493,865
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24,381	20,159
Bad debt expense	8,615	(703)
Income on loans to and investments in related parties	(58,018)	(57,541)
Distributions received on investments in related parties	1,031	—
Other adjustments	(148,702)	(100,094)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	—	(84,307)
Receivables:
Brokers, dealers and clearing organizations	(199,295)	(584,477)
Customers	(280,577)	(576,506)
Fees, interest and other	59,027	(86,611)
Securities borrowed	(701,961)	(211,177)
Financial instruments owned	(1,737,918)	(869,326)
Securities purchased under agreements to resell	1,084,266	(1,576,329)
Other assets	(247,880)	(48,342)
Payables:
Brokers, dealers and clearing organizations	(1,180,945)	767,964
Customers	(439,990)	(160,488)
Securities loaned	283,598	704,075
Financial instruments sold, not yet purchased	2,993,575	2,330,574
Securities sold under agreements to repurchase	488,456	(1,114,857)
Lease liabilities	(20,655)	(11,297)
Accrued expenses and other liabilities	(1,544,708)	(382,976)
Net cash used in operating activities	(1,276,557)	(1,548,394)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(280,799)	(912,340)
Capital distributions from investments and repayments of loans from related parties	266,523	952,882
Originations and purchases of automobile loans	(134,852)	—
Principal collections of automobile loans	99,306	—
Net payments on premises and equipment	(16,393)	(16,897)
Transfer of net assets from Jefferies Financial Group Inc.	—	(2,173)
Net cash provided by (used in) investing activities	(66,215)	21,472
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended February 28,
	2022	2021
Cash flows from financing activities:
Proceeds from short-term borrowings	727,000	319,000
Payments on short-term borrowings	(527,000)	(196,090)
Proceeds from issuance of long-term debt, net of issuance costs	186,521	58,983
Repayment of long-term debt	(210,645)	(10,089)
Contributions from Jefferies Financial Group Inc.	60,332	153,557
Distributions to Jefferies Financial Group Inc.	(193,048)	(307,114)
Net proceeds from (payments on) other secured financings	(933,992)	1,033,008
Net change in bank overdrafts	45,990	(4,706)
Proceeds from contributions of noncontrolling interests	1,176	—
Payments on distributions to noncontrolling interests	—	(1,473)
Net cash provided by (used in) financing activities	(843,666)	1,045,076
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(467)	3,886
Net decrease in cash, cash equivalents and restricted cash	(2,186,905)	(477,960)
Cash, cash equivalents and restricted cash at beginning of period	9,828,671	7,682,013
Cash, cash equivalents and restricted cash at end of period	$7,641,766	$7,204,053

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$320,399	$236,116
Income taxes, net	5,239	29,953
Noncash financing activities:
On December 1, 2021, Jefferies transferred certain loans and certain investments in securities and limited partnerships to us. In addition, Jefferies transferred its investment in Foursight Capital LLC (“Foursight”), a subsidiary of Jefferies, to us. These transfers were accomplished as a capital contribution from Jefferies and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition. See Note 1, Organization and Basis of Presentation for further details.
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	February 28, 2022	November 30, 2021
Cash and cash equivalents	$6,719,648	$8,813,564
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	838,092	1,015,107
Other assets	84,026	—
Total cash, cash equivalents and restricted cash	$7,641,766	$9,828,671
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
Transfers from Jefferies
On December 1, 2021, Jefferies transferred certain loans and certain investments in securities and limited partnerships to us. In addition, Jefferies transferred its investment in Foursight, a subsidiary of Jefferies, to us. These transfers were accomplished as a capital contribution from Jefferies, and since we are under common control, these loans and investments and the assets and liabilities of Foursight were recorded at their carrying amounts. As a result of these transfers, our total assets increased by $1.27 billion, total liabilities increased by $800.4 million and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition. Included in the total assets increase is cash, cash equivalents and restricted cash transferred of approximately $60.3 million included as financing activities in our Consolidated Statement of Cash Flows for the three months ended February 28, 2022.
The transferred securities and limited partnership interests are subsequently accounted for in accordance with our existing accounting policies for Financial instruments owned and Loans to and investments in related parties. Certain transferred loans have been classified within Other assets in our Consolidated Statement of Financial Condition and are accounted for at amortized cost as the transfer did not qualify as an event upon which the fair value option for these loans could be elected. Principal transactions revenues related to the change in fair value of the investments classified in Financial instruments owned, at fair value, Other revenue related to our share of the investees’ earnings for investments classified in Loans to and investments in related parties and interest income on transferred loans are included within our results of operations as of the period beginning December 1, 2021 in our Consolidated Statement of Financial Condition and, accordingly, for the three months ended February 28, 2022 in our Consolidated Statement of Earnings.
From December 1, 2021, Foursight is consolidated by us. Foursight is engaged primarily in automobile lending. The net assets of Foursight in our Consolidated Statement of Financial Condition consist primarily of automobile loans classified within Receivables—Fees, interest and other and are accounted for at amortized cost, with a provision for current expected credit losses, and Other secured financings. The results of operations of Foursight, which consist primarily of Interest income, Other revenues related to servicing activities and operating expenses are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three months ended February 28, 2022 in our Consolidated Statement of Earnings.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2021. Certain footnote disclosures included in our Annual Report on Form 10-K for the year ended November 30, 2021 have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results presented in our Consolidated Financial Statements for interim periods are not necessarily indicative of the results for the entire year.

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

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021.
During the three months ended February 28, 2022, there were no significant changes made to the Company’s significant accounting policies except as follows.
Credit Losses on Certain Financial Assets Measured at Amortized Cost
On December 1, 2021, Jefferies transferred its investment in Foursight, a subsidiary of Jefferies, to us. Foursight is engaged primarily in automobile lending. At February 28, 2022, we had automobile loans, including accrued interest and related fees, of $836.1 million, which are classified as either held for investment or held for sale depending on the intent to hold the underlying collateral and which are collateralized by a security interest in the vehicles’ titles. Automobile loans held for investment consisted of approximately 18.1% with credit scores 680 and above, 48.7% with scores between 620 and 679 and 33.2% with scores below 620 at February 28, 2022. These loans are included in Receivables—fees, interest and other in our Consolidated Statements of Financial Condition and are not carried at fair value. The automobile loans have a fair value of $868.7 million at February 28, 2022, which would be classified as Level 3 in the fair value hierarchy.
Provision for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in automobile loans held for investment. The allowance for credit losses is established systematically by management based on the determination of the amount of credit losses inherent in the automobile loans held for investment as of the reporting date. All automobile loans held for investment are collectively evaluated for impairment. Management's estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. We use static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by monthly vintage.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Generally, the expected losses are projected based on historical loss experience over the last eight years, more heavily weighted toward recent performance when determining the allowance to result in an estimate that is more reflective of the current internal and external environments. Our estimate of expected credit losses includes a reasonable and supportable forecast period of two years and then reverts to an estimate based on historical losses. We review charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. Our charge-off policy is based on a loan by loan review of delinquent loans.
A rollforward of the allowance for credit losses related to our automobile loans for the three months ended February 28, 2022 is as follows (in thousands):

Beginning balance (1)	$67,236
Provision for doubtful accounts	7,545
Charge-offs, net of recoveries	(4,672)
Ending balance	$70,109
(1)The beginning balance is at December 1, 2021 and is related to Jefferies’ transfer of its investment in Foursight to us.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 3. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.16 billion and $1.01 billion at February 28, 2022 and November 30, 2021, respectively, by level within the fair value hierarchy (in thousands):

	February 28, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,136,424	$114,692	$108,156	$—	$3,359,272
Corporate debt securities	—	3,625,740	42,358	—	3,668,098
Collateralized debt obligations and collateralized loan obligations	—	870,505	45,219	—	915,724
U.S. government and federal agency securities	3,767,868	50,574	—	—	3,818,442
Municipal securities	—	480,000	—	—	480,000
Sovereign obligations	1,177,045	932,076	23	—	2,109,144
Residential mortgage-backed securities	—	798,936	1,186	—	800,122
Commercial mortgage-backed securities	—	181,635	3,732	—	185,367
Other asset-backed securities	—	624,575	62,382	—	686,957
Loans and other receivables	—	3,428,850	137,942	—	3,566,792
Derivatives	4,659	3,665,534	13,144	(3,245,884)	437,453
Investments at fair value	—	4,565	125,824	—	130,389
Total financial instruments owned, excluding Investments at fair value based on NAV	$8,085,996	$14,777,682	$539,966	$(3,245,884)	$20,157,760
Securities received as collateral	$973	$—	$—	$—	$973

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$2,031,781	$13,988	$5,666	$—	$2,051,435
Corporate debt securities	—	2,405,463	7,308	—	2,412,771
U.S. government and federal agency securities	4,615,370	—	—	—	4,615,370
Sovereign obligations	1,302,485	888,806	1,159	—	2,192,450
Commercial mortgage-backed securities	—	—	315	—	315
Loans	—	2,486,780	11,541	—	2,498,321
Derivatives	2,825	4,333,655	60,914	(3,485,329)	912,065
Total financial instruments sold, not yet purchased	$7,952,461	$10,128,692	$86,903	$(3,485,329)	$14,682,727
Other secured financings	$—	$125,631	$32,377	$—	$158,008
Obligation to return securities received as collateral	$973	$—	$—	$—	$973
Long-term debt	$—	$967,703	$794,460	$—	$1,762,163
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Sovereign Obligations
Sovereign government obligations are measured based on quoted market prices obtained from external pricing services, where available, or recently executed independent transactions of comparable size. Sovereign government obligations, with consideration given to the country of issuance, are generally categorized within Level 1 or Level 2 of the fair value hierarchy. High price volatility was observed for certain sovereign bonds given the recent geopolitical tensions in Eastern Europe, which resulted in Level 3 classification for certain obligations given the wide price dispersion in available external pricing data.
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
Other Asset-Backed Securities
Other asset-backed securities (“ABS”) include, but are not limited to, securities backed by automobile loans, credit card receivables, student loans and other consumer loans and are categorized within Level 2 or Level 3 of the fair value hierarchy. Valuations are primarily determined using pricing data obtained from external pricing services, broker quotes and prices observed from recently executed market transactions. In addition, recent transaction data from comparable deals is deployed to develop market clearing yields and cumulative loss assumptions. The cumulative loss assumptions are based on the analysis of the underlying collateral and comparisons to earlier deals from the same issuer to gauge the relative performance of the deal.

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
Investments at Fair Value
Investments at fair value includes investments in hedge funds and private equity funds, which are measured at the NAV of the funds, provided by the fund managers and are excluded from the fair value hierarchy. Investments at fair value also include direct equity investments in private companies, which are measured at fair value using valuation techniques internally or by third-party valuation services involving performance data, company ratios and multiples (e.g., price/EBITDA, price/book value) for comparable companies, discounted cash flow analyses and transaction prices observed for subsequent financing or capital issuance by the company. Direct equity investments in private companies are categorized within Level 2 or Level 3 of the fair value hierarchy.
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	February 28, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$413,151	$—
Equity Funds (3)	51,341	41,532
Commodity Funds (4)	23,636	—
Multi-asset Funds (5)	366,855	—
Other Funds (6)	304,424	25,335
Total	$1,159,407	$66,867

	November 30, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	32,412	10,593
Commodity Funds (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,012,322	$46,683
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At February 28, 2022 and November 30, 2021, approximately 73% and 74%, respectively, are redeemable quarterly with 90 days prior written notice on December 31, 2021. At both February 28, 2022 and November 30, 2021, approximately 21% of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
(3)The investments in this category include investments in equity funds that invest in the equity of various U.S. and foreign private companies in a broad range of industries. These investments cannot be redeemed; instead, distributions are received through the liquidation of the underlying assets of the funds which are primarily expected to be liquidated in approximately one to thirteen years.
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. Investments in this category are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At February 28, 2022 and November 30, 2021, investments representing approximately 82% and 78%, respectively, of the fair value of investments in this category are redeemable monthly with 60 days prior written notice. At February 28, 2022 and November 30, 2021, approximately 18% and 22%, respectively, of the fair value of investments in this category are redeemable quarterly with 90 days prior written notice.
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
Long-term Debt
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2022 (in thousands):

	Three Months Ended February 28, 2022
	Balance at November 30, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2022	For instruments still held at February 28, 2022 changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$76,082	$7,325	$18,786	$(706)	$(651)	$—	$7,320	$108,156	$6,566	$—
Corporate debt securities	11,803	(1,176)	125,968	(103,602)	(9)	—	9,374	42,358	(1,929)	—
CDOs and CLOs	31,944	(671)	13,523	(7,740)	(1,643)	—	9,806	45,219	(906)	—
Sovereign obligations	—	(306)	3,780	(3,451)	—	—	—	23	(60)	—
RMBS	1,477	(69)	—	(187)	(35)	—	—	1,186	(44)	—
CMBS	2,333	1,177	—	—	—	—	222	3,732	1,655	—
Other ABS	93,524	2,033	11,590	(14,485)	(14,269)	—	(16,011)	62,382	(3,661)	—
Loans and other receivables	74,585	(4,737)	72,203	(17,710)	—	—	13,601	137,942	(4,585)	—
Investments at fair value	34,557	26,430	72,278	(6,826)	(615)	—	—	125,824	22,953	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,447)	$(812)	$5,050	$—	$—	$240	$5,666	$3,447	$—
Corporate debt securities	482	(8,866)	(63,714)	66,976	—	—	12,430	7,308	5,210	—
Sovereign obligations	—	(1,362)	(99,374)	101,911	—	—	(16)	1,159	54	—
CMBS	210	—	—	105	—	—	—	315	—	—
Loans	15,770	(46)	(13,125)	2,695	—	—	6,247	11,541	(135)	—
Net derivatives (2)	67,769	(54,836)	—	—	—	35,069	(232)	47,770	53,352	—
Other secured financings	25,905	—	—	—	—	6,472	—	32,377	—	—
Long-term debt	881,732	(92,871)	—	—	—	23,753	(18,154)	794,460	60,739	32,132
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended February 28, 2022
During the three months ended February 28, 2022, transfers of assets of $64.8 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $18.8 million, Loans and other receivables of $16.1 million, Other ABS of $12.9 million, Corporate debt securities of $9.4 million and Corporate equity securities of $7.4 million due to reduced pricing transparency.
During the three months ended February 28, 2022, transfers of assets of $40.5 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $28.9 million, CDOs and CLOs of $9.0 million and Loans and other receivables of $2.4 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended February 28, 2022, transfers of liabilities of $72.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $27.9 million, structured notes within Long-term debt of $25.8 million, Corporate debt securities of $12.4 million and Loans of $6.2 million due to reduced pricing and market transparency.
During the three months ended February 28, 2022, transfers of liabilities of $72.1 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $44.0 million and Net derivatives of $28.1 million due to greater market and pricing transparency.
Net gains on Level 3 assets were $30.0 million and net gains on Level 3 liabilities were $161.4 million for the three months ended February 28, 2022. Net gains on Level 3 assets were primarily due to increased market values across Investments at fair value and Corporate equity securities, partially offset by decreases in Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt, certain derivatives and Corporate debt securities.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended February 28, 2021 (in thousands):

	Three Months Ended February 28, 2021
	Balance at November 30, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at February 28, 2021	For instruments still held at February 28, 2021, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$1,309	$4,805	$(4,647)	$—	$—	$6,014	$83,278	$135	$—
Corporate debt securities	23,146	266	130	(6)	—	—	(16,725)	6,811	297	—
CDOs and CLOs	10,513	3,840	11,427	(8,007)	(5,652)	—	13,773	25,894	3,368	—
RMBS	21,826	1,327	791	(627)	(514)	—	(1,111)	21,692	1,347	—
CMBS	2,003	(29)	1,105	(393)	—	—	(15)	2,671	97	—
Other ABS	79,995	2,361	14,604	(20,909)	(8,449)	—	(7,008)	60,594	1,721	—
Loans and other receivables	77,042	1,642	8,758	(44,427)	(66)	—	36,106	79,055	1,656	—
Investments at fair value	67,108	1,939	—	(23,575)	—	—	—	45,472	1,939	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$9	$—	$—	$—	$—	$—	$4,443	$(22)	$—
Corporate debt securities	141	1,430	—	—	—	—	—	1,571	(1,430)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	16,635	1,559	(6,821)	3,358	—	—	185	14,916	(1,559)	—
Net derivatives (2)	26,017	43,727	—	12,670	(92)	—	223,184	305,506	(43,727)	—
Other secured financings	1,543	—	—	—	—	625	—	2,168	—	—
Long-term debt	676,028	25,357	—	—	—	21,730	—	723,115	15,501	(40,858)
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
•Net derivatives of $13.3 million due to greater pricing and market transparency.
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
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at February 28, 2022 and November 30, 2021
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

February 28, 2022
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$107,769
Non-exchange-traded securities		Market approach	Price	$0	-	$344	$141
Corporate debt securities	$42,358	Market approach	Price	$13	-	$100	$91
			EBITDA multiple	3.4			—
CDOs and CLOs	$45,219	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	25%	-	70%	38%
			Discount rate/yield	4%	-	18%	13%
		Market approach	Price	$73	-	$102	$93
CMBS	$3,732	Market approach	Price	$600			—
		Scenario analysis	Estimated recovery percentage	81%			—
Other ABS	$46,733	Discounted cash flows	Constant prepayment rate	0%	-	9%	4%
			Constant default rate	2%			—
			Loss severity	50%	-	88%	72%
			Discount rate/yield	1%	-	23%	15%
			Cumulative loss rate	8%	-	18%	14%
			Duration (years)	1.2	-	7.0	5.0
		Market approach	Price	$37			—
Loans and other receivables	$136,716	Market approach	Price	$29	-	$102	$89
		Scenario analysis	Estimated recovery percentage	5%	-	94%	33%
Derivatives	$4,762
Equity options		Volatility benchmarking	Volatility	41%			—
Interest rate swaps		Market approach	Basis points upfront	0.0	-	8.7	4.4
Total return swaps			Price	$101			—
Investments at fair value	$113,164
Private equity securities		Market approach	Price	$1	-	$15,852	$549
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$5,666
Non-exchange-traded securities		Market approach	Price	$1			—
Loans	$11,541	Market approach	Price	$98			—
		Scenario analysis	Estimated recovery percentage	5%			—
Derivatives	$56,329
Equity options		Volatility benchmarking	Volatility	30%	-	57%	45%
Interest rate swaps		Market approach	Basis points upfront	0.7	-	17.5	8.8
Total return swaps			Price	$101			—
Other secured financings	$32,377	Scenario analysis	Estimated recovery percentage	13%	-	36%	29%
		Market approach	Price	$87			—
Long-term debt
Structured notes	$794,460	Market approach	Price	$66	-	$106	$83
			Price	€73	-	€106	€93

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At February 28, 2022 and November 30, 2021, asset exclusions consisted of $39.5 million and $14.3 million, respectively, primarily comprised of other ABS, private equity securities, sovereign obligations, RMBS, CMBS, certain derivatives, loans and other receivables and corporate equity securities. At February 28, 2022 and November 30, 2021, liability exclusions consisted of $13.4 million and $2.2 million, respectively, primarily comprised of certain derivatives, sovereign obligations, corporate debt securities and CMBS.

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
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, CMBS, loans and other receivables, other ABS, private equity securities, certain derivatives, other secured financings and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, CMBS, other ABS, loans and other receivables, total return swaps, other secured financings or structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Loans and other receivables, CMBS, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
•CDOs and CLOs and other ABS using a discounted cash flow valuation technique. A significant increase (decrease) in isolation in the constant default rate, loss severity or cumulative loss rate would result in a significantly lower (higher) fair value measurement. The impact of changes in the constant prepayment rate and duration would have differing impacts depending on the capital structure and type of security. A significant increase (decrease) in the discount rate/security yield would result in a significantly lower (higher) fair value measurement.
•Derivative equity options using volatility benchmarking. A significant increase (decrease) in volatility would result in a significantly higher (lower) fair value measurement.
Fair Value Option Election
We have elected the fair value option for all loans and loan commitments made by our investment banking and capital markets businesses. These loans and loan commitments include loans entered into by our investment banking division in connection with client bridge financing and loan syndications, loans purchased by our leveraged credit trading desk as part of its bank loan trading activities and mortgage and consumer loan commitments, purchases and fundings in connection with mortgage-backed and other asset-backed securitization activities. Loans and loan commitments originated or purchased by our leveraged credit and mortgage-backed businesses are managed on a fair value basis. Loans are included in Financial instruments owned and loan commitments are included in Financial instruments owned and Financial instruments sold, not yet purchased in our Consolidated Statements of Financial Condition. The fair value option election is not applied to loans made to affiliate entities as such loans are entered into as part of ongoing, strategic business ventures. Loans to affiliate entities are included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition and are accounted for on an amortized cost basis. We have also elected the fair value option for certain of our structured notes which are managed by our investment banking and capital markets businesses and are included in Long-term debt in our Consolidated Statements of Financial Condition. We have elected the fair value option for certain financial instruments held by subsidiaries as the investments are risk managed by us on a fair value basis. The fair value option has been elected for certain other secured financings that arise in connection with our securitization activities and other structured financings. Other secured financings, Receivables—Brokers, dealers and clearing organizations, Receivables—Customers, Receivables—Fees, interest and other, Payables—Brokers, dealers and clearing organizations and Payables—Customers, are accounted for at cost plus accrued interest rather than at fair value; however, the recorded amounts approximate fair value due to their liquid or short-term nature, except for our automobile loans. See Note 2, Summary of Significant Accounting Policies, for further details on our automobile loans.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of gains (losses) due to changes in instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended February 28,
	2022	2021
Financial instruments owned:
Loans and other receivables	$(2,287)	$10,696
Financial instruments sold, not yet purchased:
Loans	$1,548	$—
Long-term debt:
Changes in instrument-specific credit risk (1)	$51,248	$(91,982)
Other changes in fair value (2)	94,551	80,819
(1)Changes in instrument-specific credit risk related to structured notes are included in our Consolidated Statements of Comprehensive Income, net of tax.
(2)Other changes in fair value are included in Principal transactions revenues in our Consolidated Statements of Earnings.
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	February 28, 2022	November 30, 2021
Financial instruments owned:
Loans and other receivables (1)	$5,533,863	$5,600,648
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	51,601	64,203
Long-term debt	107,282	(38,391)
Other secured financings	3,432	3,432
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $16.8 million and $19.7 million at February 28, 2022 and November 30, 2021, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $42.0 million and $56.9 million at February 28, 2022 and November 30, 2021, respectively, which includes loans and other receivables 90 days or greater past due of $11.9 million and $23.5 million at February 28, 2022 and November 30, 2021, respectively.
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
See Note 3, Fair Value Disclosures, and Note 15, Commitments, Contingencies and Guarantees, for additional disclosures about derivative financial instruments.
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
In connection with our derivative activities, we may enter into International Swaps and Derivatives Association, Inc. master netting agreements or similar agreements with counterparties. See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 for additional information regarding the offsetting of derivative contracts.
The following tables present the fair value and related number of derivative contracts at February 28, 2022 and November 30, 2021 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	February 28, 2022 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$13,714	1	$56,705	2
Foreign exchange contracts:
Bilateral OTC	19,524	4	—	—
Total derivatives designated as accounting hedges	33,238		56,705

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	3,787	32,961	2,896	75,002
Cleared OTC	1,110,870	3,824	1,038,884	3,865
Bilateral OTC	336,238	791	434,723	958
Foreign exchange contracts:
Bilateral OTC	869,171	15,664	858,003	15,520
Equity contracts:
Exchange-traded	935,862	1,706,804	715,512	1,589,013
Bilateral OTC	293,800	6,084	1,174,659	6,263
Commodity contracts:
Exchange-traded	78	1,931	30	1,860
Credit contracts:
Cleared OTC	93,487	131	103,708	140
Bilateral OTC	6,806	14	12,274	14
Total derivatives not designated as accounting hedges	3,650,099		4,340,689
Total gross derivative assets/ liabilities:
Exchange-traded	939,727		718,438
Cleared OTC	1,218,071		1,199,297
Bilateral OTC	1,525,539		2,479,659
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(716,499)		(716,499)
Cleared OTC	(1,189,030)		(1,199,297)
Bilateral OTC	(1,340,355)		(1,569,533)
Net amounts per Consolidated Statements of Financial Condition (4)	$437,453		$912,065
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
Total gross derivative assets/liabilities:
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2022	2021
Interest rate swaps	$(43,998)	$(43,791)
Long-term debt	50,542	46,811
Total	$6,544	$3,020
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended February 28,
(Losses)	2022	2021
Foreign exchange contracts	$(10,938)	$(41,500)
Total	$(10,938)	$(41,500)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended February 28,
Gains (Losses)	2022	2021
Interest rate contracts	$(41,592)	$(42,124)
Foreign exchange contracts	2,624	47,030
Equity contracts	210,937	(89,697)
Commodity contracts	(1,808)	809
Credit contracts	4,432	821
Total	$174,593	$(83,161)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at February 28, 2022 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$10,211	$2,998	$—	$(4,086)	$9,123
Credit default swaps	—	15	—	—	15
Total return swaps	80,255	44,438	158	(8,263)	116,588
Foreign currency forwards, swaps and options	339,685	4,081	—	(4,111)	339,655
Fixed income forwards	5,285	—	—	—	5,285
Interest rate swaps, options and forwards	59,302	155,998	84,286	(45,314)	254,272
Total	$494,738	$207,530	$84,444	$(61,774)	724,938
Cross product counterparty netting					(8,869)
Total OTC derivative assets included in Financial instruments owned					$716,069
(1)At February 28, 2022, we held net exchange-traded derivative assets and other credit agreements with a fair value of $226.9 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At February 28, 2022, cash collateral received was $505.5 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$9,871	$534,211	$33,407	$(4,086)	$573,403
Credit default swaps	—	10,236	—	—	10,236
Total return swaps	124,832	324,482	—	(8,263)	441,051
Foreign currency forwards, swaps and options	307,174	5,271	—	(4,111)	308,334
Fixed income forwards	2,879	—	—	—	2,879
Interest rate swaps, options and forwards	43,259	124,965	200,069	(45,314)	322,979
Total	$488,015	$999,165	$233,476	$(61,774)	1,658,882
Cross product counterparty netting					(8,869)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,650,013
(1)At February 28, 2022, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $7.0 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At February 28, 2022, cash collateral pledged was $744.9 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at February 28, 2022 (in thousands):

Counterparty credit quality (1):
A- or higher	$467,918
BBB- to BBB+	15,109
BB+ or lower	119,477
Unrated	113,565
Total	$716,069
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	February 28, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2,674.4	$1,262.8	$—	$3,937.2
Single name credit default swaps	—	—	0.2	0.2

	November 30, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

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

	February 28, 2022	November 30, 2021
Derivative instrument liabilities with credit-risk-related contingent features	$642.0	$821.5
Collateral posted	(313.7)	(160.5)
Collateral received	117.6	369.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	446.0	1,030.4
(1)These potential outflows include initial margin received from counterparties at the execution of the derivative contract. The initial margin will be returned if counterparties elect to terminate the contract after a downgrade.

Note 5. Collateralized Transactions
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	February 28, 2022
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,431,940	$429,316	$973	$1,862,229
Corporate debt securities	347,323	2,521,386	—	2,868,709
Mortgage-backed and asset-backed securities	—	1,869,580	—	1,869,580
U.S. government and federal agency securities	21,530	9,787,873	—	9,809,403
Municipal securities	—	294,824	—	294,824
Sovereign obligations	8,103	3,493,773	—	3,501,876
Loans and other receivables	—	905,073	—	905,073
Total	$1,808,896	$19,301,825	$973	$21,111,694

	November 30, 2021
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	February 28, 2022
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$973,963	$—	$292,966	$541,967	$1,808,896
Repurchase agreements	10,491,946	2,288,295	2,686,587	3,834,997	19,301,825
Obligation to return securities received as collateral, at fair value	973	—	—	—	973
Total	$11,466,882	$2,288,295	$2,979,553	$4,376,964	$21,111,694

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
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At February 28, 2022 and November 30, 2021, the approximate fair value of securities received as collateral by us that may be sold or repledged was $34.59 billion and $31.97 billion, respectively. At February 28, 2022 and November 30, 2021, a substantial portion of the securities received by us had been sold or repledged.
Offsetting of Securities Financing Agreements
To manage our exposure to credit risk associated with securities financing transactions, we may enter into master netting agreements and collateral arrangements with counterparties. Generally, transactions are executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 for additional information regarding the offsetting of securities financing agreements.
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

	February 28, 2022
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$7,110,757	$—	$7,110,757	$(666,368)	$(1,374,501)	$5,069,888
Reverse repurchase agreements	16,925,395	(10,368,182)	6,557,213	(669,010)	(5,845,969)	42,234
Securities received as collateral, at fair value	973	—	973	—	(973)	—
Liabilities:
Securities lending arrangements	$1,808,896	$—	$1,808,896	$(666,368)	$(1,091,177)	$51,351
Repurchase agreements	19,301,825	(10,368,182)	8,933,643	(669,010)	(7,788,211)	476,422
Obligation to return securities received as collateral, at fair value	973	—	973	—	(973)	—

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
Liabilities:
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
(3)Amounts include $5.01 billion of securities borrowing arrangements for which we have received securities collateral of $4.87 billion, and $470.0 million of repurchase agreements, for which we have pledged securities collateral of $485.1 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4.51 billion of securities borrowing arrangements for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $838.1 million and $1.02 billion at February 28, 2022 and November 30, 2021, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.
Other Assets
Restricted cash, which is comprised of cash reserve balances required by securitization agreements and cash collections associated with automobile loans pledged to warehouse credit facilities, is included in Other assets in our Consolidated Statement of Financial Condition at February 28, 2022. These restricted cash balances are held by trustees and are distributed monthly by the trustees per the various securitization and warehouse credit facility agreements. Restricted cash may also include amounts related to pre-funding arrangements put in place for securitizations, which are funds that remain in an escrow account managed by a trustee until we pledge additional automobile loans to meet the collateral requirements of the related notes, at which time the funds become available for our use.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 6. Securitization Activities
We engage in securitization activities related to corporate loans, mortgage loans, consumer loans and mortgage-backed and other asset-backed securities. In our securitization transactions, we transfer these assets to special purpose entities (“SPEs”) and act as the placement or structuring agent for the beneficial interests sold to investors by the SPE. A significant portion of our securitization transactions are the securitization of assets issued or guaranteed by U.S. government agencies. These SPEs generally meet the criteria of VIEs; however, we generally do not consolidate the SPEs as we are not considered the primary beneficiary for these SPEs. See Note 7, Variable Interest Entities, for further discussion on VIEs and our determination of the primary beneficiary.
We account for our securitization transactions as sales, provided we have relinquished control over the transferred assets. Transferred assets are carried at fair value with unrealized gains and losses reflected in Principal transactions revenues in our Consolidated Statements of Earnings prior to the identification and isolation for securitization. Subsequently, revenues recognized upon securitization are reflected as net underwriting revenues. We generally receive cash proceeds in connection with the transfer of assets to an SPE. We may, however, have continuing involvement with the transferred assets, which is limited to retaining one or more tranches of the securitization (primarily senior and subordinated debt securities in the form of mortgage-backed and other-asset backed securities or CLOs). These securities are included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition and are generally initially categorized as Level 2 within the fair value hierarchy. For further information on fair value measurements and the fair value hierarchy, refer to Note 3, Fair Value Disclosures, herein, and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021.
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended February 28,
	2022	2021
Transferred assets	$1,080.6	$3,583.5
Proceeds on new securitizations	1,080.6	3,583.1
Cash flows received on retained interests	8.9	6.3
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at February 28, 2022 and November 30, 2021.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	February 28, 2022		November 30, 2021
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$278.4	$4.9	$330.2	$4.9
U.S. government agency CMBS	1,842.3	54.0	2,201.8	69.2
CLOs	3,984.1	31.7	3,382.3	31.0
Consumer and other loans	2,541.2	141.7	2,271.4	136.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Although not obligated, in connection with secondary market-making activities we may make a market in the securities issued by these SPEs. In these market-making transactions, we buy these securities from and sell these securities to investors. Securities purchased through these market-making activities are not considered to be continuing involvement in these SPEs. To the extent we purchased securities through these market-making activities and we are not deemed to be the primary beneficiary of the VIE, these securities are included in agency and non-agency mortgage-backed and asset-backed securitizations in the nonconsolidated VIEs section presented in Note 7, Variable Interest Entities.

Note 7. Variable Interest Entities
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
•Acting as servicer for a fee to automobile loan financing vehicles;
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at February 28, 2022 and November 30, 2021 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	February 28, 2022		November 30, 2021
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$11.6	$—	$3.8	$—
Financial instruments owned	239.5	64.7	173.1	146.4
Securities purchased under agreements to resell (1)	2,554.8	18.0	3,697.1	—
Receivables from brokers (2)	—	54.0	—	40.6
Other receivables	742.9	—	0.6	—
Other assets (3)	133.7	—	—	—
Total assets	$3,682.5	$136.7	$3,874.6	$187.0
Financial instruments sold, not yet purchased	$—	$18.0	$—	$109.1
Other secured financings (4)	3,609.5	—	3,828.6	—
Repurchase agreements	—	47.1	—	—
Payables to broker dealers	50.1	—	44.2	—
Other liabilities (5)	2.8	75.3	1.8	75.3
Total liabilities	$3,662.4	$140.4	$3,874.6	$184.4
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation. At February 28, 2022, approximately $18.0 million was not eliminated in consolidation.
(2)Approximately $1.4 million and $1.2 million of receivables from brokers at February 28, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $45.7 million of the other assets at February 28, 2022 represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $58.6 million and $36.7 million of the other secured financings at February 28, 2022 and November 30, 2021, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $75.2 million and $75.3 million of the other liabilities amounts at February 28, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
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
At February 28, 2022, we are the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs consist primarily of automobile loans, which are accounted for as loans held for investment at amortized cost and included within Receivables—fees, interest and other on the Consolidated Statement of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings on the Consolidated Statement of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	February 28, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$851.1	$2.9	$3,500.2	$8,461.2
Asset-backed vehicles	485.8	—	510.6	5,022.5
Related party private equity vehicles	26.2	—	36.9	74.7
Other investment vehicles	1,239.8	—	1,333.5	14,685.4
Total	$2,602.9	$2.9	$5,381.2	$28,243.8

	November 30, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	907.6	—	908.5	12,536.8
Total	$1,798.8	$2.0	$3,862.7	$26,367.8
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
Asset-Backed Vehicles. We provide financing and lending related services to certain client-sponsored VIEs in the form of revolving funding note agreements, revolving credit facilities, forward purchase agreements and reverse repurchase agreements. The underlying assets, which are collateralizing the vehicles, are primarily composed of unsecured consumer loans, mortgage loans. In addition, we may provide structuring and advisory services and act as an underwriter or placement agent for securities issued by the vehicles. We do not control the activities of these entities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 8, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both February 28, 2022 and November 30, 2021, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million had been funded. The carrying value of our equity investments in the JCP Entities was $26.2 million and $27.1 million at February 28, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At February 28, 2022 and November 30, 2021, we had equity commitments to invest $1.07 billion and $760.0 million, respectively, in various other investment vehicles, of which $976.0 million and $759.1 million was funded, respectively. The carrying value of our equity investments was $1.24 billion and $907.6 million at February 28, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
Mortgage-Backed and Other Asset-Backed Secured Funding Vehicles. In connection with our secondary trading and market-making activities, we buy and sell agency and non-agency mortgage-backed securities and other asset-backed securities, which are issued by third-party securitization SPEs and are generally considered variable interests in VIEs. Securities issued by securitization SPEs are backed by residential mortgage loans, U.S. agency collateralized mortgage obligations, commercial mortgage loans, CDOs and CLOs and other consumer loans, such as installment receivables, automobile loans and student loans. These securities are accounted for at fair value and included in Financial instruments owned in our Consolidated Statements of Financial Condition. We have no other involvement with the related SPEs and therefore do not consolidate these entities.
We also engage in underwriting, placement and structuring activities for third-party-sponsored securitization trusts generally through agency (Fannie Mae, Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Ginnie Mae) or non-agency-sponsored SPEs and may purchase loans or mortgage-backed securities from third-parties that are subsequently transferred into the securitization trusts. The securitizations are backed by residential and commercial mortgage, home equity and automobile loans. We do not consolidate agency-sponsored securitizations as we do not have the power to direct the activities of the SPEs that most significantly impact their economic performance. Further, we are not the servicer of non-agency-sponsored securitizations and therefore do not have power to direct the most significant activities of the SPEs and accordingly, do not consolidate these entities. We may retain unsold senior and/or subordinated interests at the time of securitization in the form of securities issued by the SPEs.
At February 28, 2022 and November 30, 2021, we held $1.05 billion and $1.31 billion of agency mortgage-backed securities, respectively, and $207.0 million and $253.9 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8. Investments
At February 28, 2022, we had investments in JFIN Parent LLC (“Jefferies Finance”) and Berkadia. We hold an equity interest in JFIN Parent LLC and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Our investments in Jefferies Finance and Berkadia have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 51% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
In addition, at December 1, 2021, in connection with the transfer of certain securities and partnership interests from Jefferies to us, we have investments in Monashee Holdings LLC (“Monashee”); Oak Hill Capital Management LLC, OHCP GenPar Holdco, LP, Oak Hill Capital Management Partners III, LP and Oak Hill Capital Partners IV (Management), LP (collectively the “Oak Hill entities”) and ApiJect Systems, Corp. (“ApiJect”).

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
At February 28, 2022, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At February 28, 2022, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2023 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at February 28, 2022. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2023 with automatic one year extensions absent a 60 days termination notice by either party. At February 28, 2022, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended February 28,
	2022	2021
Interest income	$0.1	$0.3
Unfunded commitment fees	0.3	0.3
The following is a summary of selected financial information for Jefferies Finance (in millions):

	February 28, 2022	November 30, 2021
Our total equity balance	$734.6	$707.4

	Three Months Ended February 28,
	2022	2021
Net earnings	$57.5	$61.3

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended February 28,
	2022	2021
Origination and syndication fee revenues (1)	$114.9	$70.3
Origination fee expenses (1)	15.9	12.3
CLO placement fee revenues (2)	0.7	2.4
Underwriting fees (3)	—	0.5
Service fees (4)	50.0	31.5
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At February 28, 2022 and November 30, 2021, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $37.2 million and $26.2 million at February 28, 2022 and November 30, 2021, respectively. At February 28, 2022 and November 30, 2021, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $2.5 million and $8.5 million, respectively.
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
The following is a summary of selected financial information for Berkadia (in millions):

	February 28, 2022	November 30, 2021
Our total equity balance	$412.3	$373.4

	Three Months Ended February 28,
	2022	2021
Net earnings	$86.4	$66.7

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended February 28,
	2022	2021
Distributions	$0.2	$0.3
At February 28, 2022 and November 30, 2021, we had commitments to purchase $431.0 million and $425.6 million, respectively, of agency CMBS from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $24.6 million and $25.4 million at February 28, 2022 and November 30, 2021, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended February 28,
	2022	2021
Net gains (losses) from our investments in JCP Fund V	$0.9	$(0.5)
At both February 28, 2022 and November 30, 2021, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both February 28, 2022 and November 30, 2021, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.7% at February 28, 2022 of the combined equity interests (in thousands):

	Three Months Ended December 31,
	2021	2020
Net decrease in net assets resulting from operations (1)	$(3,159)	$(1,024)
(1)Financial information for JCP Fund V within our results of operations for the three months ended February 28, 2022 and 2021 is included based on the presented periods.
Asset Management Investments
We have investments in various asset management entities with an aggregate carrying amount of $183.0 million at February 28, 2022. These equity method investments consist of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds and provide us with a 50% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. These investments also consist of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment adviser and the Oak Hill general partner entity, which is entitled to carried interest from certain Oak Hill managed funds. A portion of the carrying amount of these investments relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized. Our proportionate share of the allocated net profits of the investments are reported within Other revenues in the Consolidated Statement of Earnings.
ApiJect
At February 28, 2022, we owned shares which represent a 36% economic interest in ApiJect. Our investment in ApiJect is accounted for at fair value by electing the fair value option available under U.S. GAAP and included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. The valuation of our investment at February 28, 2022 is calibrated using the last funding round and is included within Level 3 of the fair value hierarchy. There was no change in the fair value of our investment in ApiJect for the three months ended February 28, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We have entered into a term loan agreement with ApiJect for $25.0 million, and a term loan agreement with a principal of ApiJect for $25.0 million, both maturing on April 15, 2022. These loans are accounted for at cost plus accrued interest and are reported within Other assets in our Consolidated Statement of Financial Condition. Interest income of $1.1 million was recognized related to the loans for the three months ended February 28, 2022 and are recognized in Interest revenues in our Consolidated Statement of Earnings. These loans have a fair value of $54.6 million at February 28, 2022, which would be classified as Level 3 in the fair value hierarchy.

Note 9. Goodwill and Intangible Assets
Goodwill
Goodwill, which is all attributed to our Investment Banking and Capital Markets reportable business segment, amounted to $1.65 billion at both February 28, 2022 and November 30, 2021.
The following table is a summary of the changes to goodwill for the three months ended February 28, 2022 (in thousands):

Balance at November 30, 2021	$1,645,317
Currency translation and other adjustments	643
Balance at February 28, 2022	$1,645,960
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at February 28, 2022 and November 30, 2021 (dollars in thousands):

	February 28, 2022			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$126,019	$(86,130)	$39,889	9.0
Trade name	128,919	(33,207)	95,712	26.0
Exchange and clearing organization membership interests and registrations	7,727	—	7,727	N/A
Total	$262,665	$(119,337)	$143,328

	November 30, 2021			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,921	$(83,979)	$41,942	9.0
Trade name	128,753	(32,244)	96,509	26.3
Exchange and clearing organization membership interests and registrations	7,732	—	7,732	N/A
Total	$262,406	$(116,223)	$146,183
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $3.0 million for both the three months ended February 28, 2022 and 2021. These expenses are included in Other expenses in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2022	$6,194
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258
Year ending November 30, 2026	8,258

Note 10. Short-Term Borrowings
Short-term borrowings at February 28, 2022 and November 30, 2021 mature in one year or less and include the following (in thousands):

	February 28, 2022	November 30, 2021
Bank loans (1)	$461,053	$215,063
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$467,853	$221,863
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

At February 28, 2022, the weighted average interest rate on short-term borrowings outstanding is 1.52% per annum.
At February 28, 2022 and November 30, 2021, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $400.0 million and $200.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2022, we were in compliance with all covenants under these credit facilities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 11. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	February 28, 2022	November 30, 2021
Unsecured long-term debt:
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	$559,925	$564,985
4.850% Senior Notes (1)	January 15, 2027	4.93%	757,872	775,550
6.450% Senior Debentures	June 8, 2027	5.46%	365,909	366,556
4.150% Senior Notes	January 23, 2030	4.26%	990,769	990,525
2.750% Senior Notes (1)	October 15, 2032	2.85%	445,542	460,724
6.250% Senior Debentures	January 15, 2036	6.03%	505,151	505,267
6.500% Senior Notes	January 20, 2043	6.09%	409,815	409,926
2.625% Senior Notes (1)	October 15, 2031	2.73%	970,927	988,059
Floating Rate Senior Notes	October 29, 2071	—%	61,706	61,703
Unsecured Credit Facility	August 3, 2023	1.63%	349,105	348,951
Structured notes (2)	Various	Various	1,762,163	1,843,598
Total unsecured long-term debt			7,178,884	7,315,844
Secured long-term debt
Secured Credit Facilities			609,091	623,982
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$7,887,975	$8,039,826
(1)The carrying values of these senior notes include net gains of $50.5 million and $46.8 million in the three months ended February 28, 2022 and 2021, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4, Derivative Financial Instruments, for further information.
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
(3)The Total Long-term debt has a fair value of $8.21 billion and $8.64 billion at February 28, 2022 and November 30, 2021, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.
During the three months ended February 28, 2022, long-term debt decreased by $151.9 million to $7.89 billion at February 28, 2022, as presented in our Consolidated Statements of Financial Condition, primarily due to fair value changes in our structured notes and decreases on our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $71.2 million. At February 28, 2022, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
At February 28, 2022 and November 30, 2021, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $958.2 million and $972.9 million, respectively. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28, 2022, we were in compliance with all covenants under theses credit facilities.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In addition one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both February 28, 2022 and November 30, 2021, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 28, 2022, we were in compliance with all covenants under the Secured Bank Loan.

Note 12. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended February 28,
	2022	2021
Revenues from contracts with customers:
Commissions and other fees	$229,453	$236,938
Investment banking	945,048	1,003,662
Asset management fees	12,569	6,913
Total revenue from contracts with customers	1,187,070	1,247,513
Other sources of revenue:
Principal transactions	260,026	791,219
Revenue from strategic affiliates	26,982	30,470
Interest	212,790	219,021
Other	65,791	60,588
Total revenues	$1,752,659	$2,348,811
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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended February 28,
	2022			2021
	Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$543,769	$—	$543,769	$311,439	$—	$311,439
Investment banking - Underwriting	401,279	—	401,279	692,223	—	692,223
Equities (1)	226,068	—	226,068	233,539	—	233,539
Fixed income (1)	3,385	—	3,385	3,399	—	3,399
Asset management	—	12,569	12,569	—	6,913	6,913
Total	$1,174,501	$12,569	$1,187,070	$1,240,600	$6,913	$1,247,513
Primary geographic region:
Americas	$937,070	$12,569	$949,639	$1,026,916	$6,584	$1,033,500
Europe	166,172	—	166,172	163,737	329	164,066
Asia Pacific	71,259	—	71,259	49,947	—	49,947
Total	$1,174,501	$12,569	$1,187,070	$1,240,600	$6,913	$1,247,513
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 17, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at February 28, 2022. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at February 28, 2022.
During the three months ended February 28, 2022 and 2021, we recognized $35.0 million and $33.6 million, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three months ended February 28, 2022 and 2021, we recognized $3.5 million, and $2.9 million, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at February 28, 2022 and November 30, 2021 were $4.0 million and $14.9 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three months ended February 28, 2022 and 2021, we recognized revenues of $11.4 million and $3.4 million, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $203.8 million and $232.6 million at February 28, 2022 and November 30, 2021, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses on our investment banking fee receivables for the three months ended February 28, 2022 and 2021 is as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Beginning balance	$4,824	$19,788
Adjustment for change in accounting principle for current expected credit losses	—	(3,594)
Bad debt expense, net of reversals	340	626
Charge-offs	(50)	(425)
Recoveries collected	(605)	(2,384)
Ending balance (1)	$4,509	$14,011
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
At February 28, 2022 and November 30, 2021, capitalized costs to fulfill a contract were $1.1 million and $1.6 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three months ended February 28, 2022 and 2021, we recognized expenses of $1.0 million and $1.2 million, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended February 28, 2022 and 2021.

Note 13. Compensation Plans
Jefferies sponsors our following share-based compensation plans: Equity Compensation Plan, Employee Stock Purchase Plan and the Deferred Compensation Plan. The outstanding and future share-based awards relating to these plans relate to Jefferies common shares. The fair value of share-based awards is estimated on the date of grant based on the market price of the underlying common stock less the impact of market conditions and selling restrictions subsequent to vesting, if any, and is amortized as compensation expense over the related requisite service periods. We are allocated costs associated with awards granted to our employees under such plans.
In addition, we sponsor non-share-based compensation plans. Non-share-based compensation plans sponsored by us include a profit sharing plan and other forms of restricted cash awards.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended February 28,
	2022	2021
Components of compensation cost:
Restricted cash awards	$32.1	$49.1
Stock options and Stock appreciation rights	—	39.4
Restricted stock and RSUs (1)	7.1	4.2
Profit sharing plan	5.3	4.0
Total compensation cost	$44.5	$96.7
(1)Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at February 28, 2022 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$96.9	4
Restricted cash awards (1)	298.1	3
Total	$395.0
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.
For detailed descriptions on the Company’s compensation plans, see Note 16, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021.

Note 14. Income Taxes
In the first quarter of fiscal 2022, we changed our accounting policy election as it relates to where we record interest accrued on unrecognized tax benefits in order to align our accounting policy and income statement presentation with that of Jefferies. Beginning with the first quarter of fiscal 2022, we record interest on unrecognized tax benefits as a component of the provision for income taxes and reported financial information for historical comparable periods has not been revised. Prior to the first quarter of fiscal 2022, interest on unrecognized tax benefits was recorded in Interest expense in our Consolidated Statements of Earnings. In addition, penalties, if any, are recognized in the provision for income taxes. This change did not have a material impact on our consolidated financial statements and has no impact on Net earnings in our historical periods.
At February 28, 2022 and November 30, 2021, our total gross unrecognized tax benefits were $287.1 million and $198.9 million, respectively. The increase is primarily attributable to the inclusion of $77.5 million of accrued interest at February 28, 2022 related to the change in accounting policy discussed above. At February 28, 2022 and November 30, 2021, we had interest accrued of approximately $77.5 million and $74.3 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $227.2 million and $157.8 million (net of Federal benefit) at February 28, 2022 and November 30, 2021, respectively.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2015
Germany	2017
For the three months ended February 28, 2022, the provision for income taxes was $95.8 million, equating to an effective tax rate of 21.9%. For the three months ended February 28, 2021, the provision for income taxes was $177.3 million, equating to an effective tax rate of 26.4%.

Note 15. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at February 28, 2022 (in millions):

	Expected Maturity Date (fiscal years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$84.9	$27.2	$2.7	$4.1	$35.2	$154.1
Loan commitments (1)	—	275.3	—	60.0	—	335.3
Underwriting commitments	116.9	—	—	—	—	116.9
Forward starting reverse repos (2)	9,616.7	—	—	—	—	9,616.7
Forward starting repos (2)	6,215.0	—	—	—	—	6,215.0
Other unfunded commitments (1)	25.0	477.0	5.4	—	—	507.4
Total commitments	$16,058.5	$779.5	$8.1	$64.1	$35.2	$16,945.4
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At February 28, 2022, $9.58 billion within forward starting securities purchased under agreements to resell and all of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At February 28, 2022, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.
See Note 8, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at February 28, 2022, we had outstanding equity commitments to invest up to $71.8 million in the Oak Hill entities and $56.2 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At February 28, 2022, we had $85.3 million of outstanding loan commitments to clients.
Loan commitments outstanding at February 28, 2022 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 8, Investments, for additional information.

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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at February 28, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$13,370.4	$8,083.3	$6,874.9	$1,621.7	$—	$29,950.3
Written derivative contracts—credit related	—	—	0.2	—	—	0.2
Total derivative contracts	$13,370.4	$8,083.3	$6,875.1	$1,621.7	$—	$29,950.5
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At February 28, 2022, the fair value of derivative contracts meeting the definition of a guarantee is approximately $398.1 million.
Standby Letters of Credit. At February 28, 2022, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $6.1 million, with a weighted average maturity of approximately one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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

Note 16. Net Capital Requirements
As a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization for Jefferies LLC as an FCM.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, is subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC’s security-based swap dealer regulatory rules. Further, JFSI is approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At February 28, 2022, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,788,293	$1,679,136
JFSI	427,645	407,645
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
On December 1, 2021, we have expanded the activities of our Asset Management reportable business segment to include alternative investment strategies. Previously reported results are presented on a comparable basis.
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
Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended February 28,
	2022	2021
Investment Banking and Capital Markets:
Net revenues	$1,481.8	$1,958.8
Non-interest expenses	1,060.9	1,416.2
Earnings before income taxes	$420.9	$542.6
Asset Management:
Net revenues	$60.0	$170.6
Non-interest expenses	44.0	42.0
Earnings before income taxes	$16.0	$128.6
Total:
Net revenues	$1,541.8	$2,129.4
Non-interest expenses	1,104.9	1,458.2
Earnings before income taxes	$436.9	$671.2
The following table summarizes our total assets by reportable business segment (in millions):

	February 28, 2022	November 30, 2021
Investment Banking and Capital Markets	$52,729.5	$51,697.4
Asset Management	3,169.9	3,071.5
Total assets	$55,899.4	$54,768.9

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

	Three Months Ended February 28,
	2022	2021
Americas (1)	$1,211.1	$1,750.6
Europe (2)	255.0	298.8
Asia Pacific	75.7	80.0
Net revenues	$1,541.8	$2,129.4
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. and Germany results.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 18. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At February 28, 2022 and November 30, 2021, we had $20.9 million and $23.1 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
•Receivables from and payables to customers include balances arising from officers’, directors’ and employees’ individual security transactions. These transactions are subject to the same regulations as all customer transactions and are provided on substantially the same terms.
See Note 7, Variable Interest Entities, and Note 15, Commitments, Contingencies and Guarantees, for further information regarding related party transactions with our officers, directors and employees.
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended February 28,
	2022	2021
Charges to Jefferies for services provided	$7.2	$15.6
Charges from Jefferies for services received	5.1	9.9
•We also provide investment banking and capital markets and asset management services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended February 28,
	2022	2021
Investment banking	$—	$13.6
Commissions and other fees	0.3	0.3
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	February 28, 2022	November 30, 2021
Receivable from Jefferies	$111.1	$0.3
Payable to Jefferies	1.4	10.9
•During the three months ended February 28, 2022, we paid distributions of $193.0 million to Jefferies, based on our results for the three months ended November 30, 2021. At February 28, 2022, we have accrued a distribution payable of $170.7 million, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended February 28, 2022.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At February 28, 2022 and November 30, 2021, we had net current tax receivables from Jefferies of $54.0 million and $130.6 million, respectively, included in Other assets, in our Consolidated Statements of Financial Condition.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

Three Months Ended February 28,
2021
Securities purchased from Jefferies	$9.1
Securities sold to Jefferies	0.5
•At February 28, 2022 and November 30, 2021, we have a payable to an entity of Jefferies totaling $1.0 million and $0.5 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.6 million and $0.7 million at February 28, 2022 and November 30, 2021, respectively, included in Payables—brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
•We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

Three Months Ended February 28,
2021
Net gains on foreign exchange contracts	$0.1
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At February 28, 2022 and November 30, 2021, approximately $3.3 million and $2.3 million, respectively, of debt issued by Jefferies is included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.
•We have entered into an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $8.0 million and $13.6 million at February 28, 2022 and November 30, 2021, respectively, for which we recognized a loss of $2.1 million and a gain of $2.4 million for the three months ended February 28, 2022 and 2021, respectively, which are recorded in Principal transactions revenues in our Consolidated Statement of Earnings. We also recorded management fees of $0.2 million and $0.5 million for the three months ended February 28, 2022 and 2021, respectively, which are included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.
•We owned limited partnership interests in certain Oak Hill managed funds of $4.1 million at February 28, 2022, which are measured at the NAV of the funds and included within Investments at fair value in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. Changes in the fair value of the investments in the funds are reported within Principal transactions revenues in our Consolidated Statement of Earnings.
•We have a sublease agreement with an affiliate of Jefferies for office space. Payments received from this affiliate for rent and other expenses are as follows (in millions):

	Three Months Ended February 28,
	2022	2021
Payments received	$0.2	$0.2
For information on transactions with our equity method investees, see Note 8, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2021 and filed with the Securities and Exchange Commission (“SEC”) on January 28, 2022;
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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2021.

Consolidated Results of Operations
Transfers from Jefferies Financial Group Inc.
On December 1, 2021, Jefferies Financial Group Inc. (“Jefferies”), our parent company, transferred certain loans and certain investments in securities and limited partnerships to us. In addition, Jefferies transferred its investment in Foursight Capital LLC (“Foursight”), a subsidiary of Jefferies, to us. These transfers were accomplished as a capital contribution from Jefferies, and since we are under common control, these loans and investments and the assets and liabilities of Foursight were recorded at their carrying amounts on December 1, 2021. As a result of these transfers, our total assets increased by $1.27 billion, total liabilities increased by $800.4 million and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition. See Note 1, Organization and Basis of Presentation for further details.
The transferred securities and limited partnership interests are subsequently accounted for in accordance with our existing accounting policies for Financial instruments owned and Loans to and investments in related parties. Certain transferred loans have been classified within Other assets in our Consolidated Statement of Financial Condition and are accounted for at amortized cost as the transfer did not qualify as an event upon which the fair value option for these loans could be elected. Principal transactions revenues related to the change in fair value of the investments classified in Financial instruments owned, at fair value, Other revenue related to our share of the investees’ earnings for investments classified in Loans to and investments in related parties and interest income on transferred loans are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three months ended February 28, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
From December 1, 2021, Foursight is consolidated by us. Foursight is engaged primarily in automobile lending. The net assets of Foursight consist primarily of automobile loans classified within Receivables—Fees, interest and other and are accounted for at amortized cost, with a provision for current expected credit losses, and Other secured financings in our Consolidated Statement of Financial Condition. The results of operations of Foursight, which consist primarily of Interest income, Other revenues related to servicing activities and operating expenses are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three months ended February 28, 2022.
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended February 28,		% Change
	2022	2021
Net revenues	$1,541,774	$2,129,366	(27.6)%
Non-interest expenses	1,104,880	1,458,196	(24.2)%
Earnings before income taxes	436,894	671,170	(34.9)%
Income tax expense	95,751	177,305	(46.0)%
Net earnings	341,143	493,865	(30.9)%
Net losses attributable to noncontrolling interests	(267)	(203)	31.5%
Net earnings attributable to Jefferies Group LLC	341,410	494,068	(30.9)%

Effective tax rate	21.9%	26.4%

Executive Summary
Three Months Ended February 28, 2022
Consolidated Results
•Net revenues for the three months ended February 28, 2022 were $1.54 billion, down 27.6% compared with $2.13 billion for the three months ended February 28, 2021, reflecting solid results in investment banking and lower net revenues in equities, fixed income and asset management, as we returned to a more normal trading environment as compared to the prior year’s exceptional comparable quarter.
•Earnings before income taxes of $436.9 million were down 34.9% over the prior year comparable quarter.
•Net earnings attributable to Jefferies Group LLC of $341.4 million were down 30.9% over the prior year comparable quarter.
Business Results
•Our investment banking net revenues were $1.00 billion for the three months ended February 28, 2022, compared with $1.06 billion in the prior year comparable quarter, on advisory revenues of $543.8 million, as mergers and acquisitions activity was strong, with an increase of 74.6% over the prior year comparable quarter. Underwriting revenues of $401.3 million were down $290.9 million over the prior year comparable quarter, which reflected record net revenues in equity underwriting for that prior period.
•Our investment banking results for the three months ended February 28, 2022 include net revenues of $27.2 million from our share of the net earnings of our Jefferies Finance joint venture, compared with net revenues of $30.6 million in the prior year comparable quarter, partially offset by expenses in connection with transactions between us and Jefferies Finance of $8.2 million and $3.1 million for the periods. In addition, results in both periods also included revenues of $0.3 million from Jefferies Finance to us. Results in the current year quarter also include net revenues of $38.9 million from our share of the net income of Berkadia Commercial Mortgage Holding LLC (“Berkadia”), compared with $30.0 million of net revenues from Berkadia in the prior year comparable quarter, primarily due to increased mortgage origination at Berkadia. Revenues from our share of the net earnings of Jefferies Finance and Berkadia are partially offset by allocated interest expense associated with our investments in Jefferies Finance and Berkadia. Our other investment banking results for the three months ended February 28, 2022 also include net revenues of $21.8 million from Foursight.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our equities net revenues of $277.0 million are 47.8% lower than those of the prior year’s exceptionally strong comparable quarter, as our results were impacted by challenging market conditions for equity trading as a result of the market volatility and global instability. This compares to all-time record results in predominately all our equities businesses and across each of our regions during the three months ended February 28, 2021. Last year’s first quarter benefited from all-time record results in predominately all our equities businesses and across each of our regions.
•Our fixed income net revenues of $202.8 million were down 44.2% compared to the prior year comparable quarter, as a result of reduced client activity across most products and regions, as increased inflation and interest rate concerns resulted in lower volumes. Last year’s first quarter benefited from particularly strong client activity and robust revenues from high levels of volatility.
•Overall net revenues in our asset management business were $60.0 million, compared with a record $170.5 million in the prior year comparable quarter, due to significantly lower investment returns on our capital for the three months ended February 28, 2022, on lower performance by strategies that had exceptionally strong returns during the prior year comparable quarter.
Expenses
•Non-interest expenses of $1.10 billion for the three months ended February 28, 2022 decreased $353.3 million, or 24.2%, compared with $1.46 billion for the prior year comparable quarter. The decrease is largely due to the decline in compensation and benefits expense consistent with the decline in net revenues.
•Compensation and benefits expense for the three months ended February 28, 2022 was $744.2 million, a decrease of $375.7 million, or 33.5%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 48.3% for the three months ended February 28, 2022, compared with 52.6% in the prior year comparable quarter and 47.9% for the year ended November 30, 2021.
•Non-compensation expenses for the three months ended February 28, 2022 increased $22.4 million to $360.7 million, compared with $338.3 million for the prior year comparable quarter. The increase was primarily due to higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs, higher Business development expenses as business travel and events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19 and higher Other expenses, which included expenses related to the operations of Foursight. This increase was partially offset by lower Underwriting costs due to a decrease in the volume of equity underwriting transactions.
Headcount
•At February 28, 2022, we had 4,808 employees globally, an increase of 824 employees from our headcount of 3,984 at February 28, 2021. Our headcount increased across all regions, primarily as a result of growth in our investment banking businesses, including the addition of 202 employees as a result of the transfer of Foursight from Jefferies to us. The increase was also due to additions in technology and other corporate services staff to support our increased growth and other strategic priorities.
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
We have made a change to the presentation of our “Revenues by Source” to present our share of the net earnings of Berkadia within Other investment banking net revenues, which was previously presented within our Other business category. We believe that this change to our revenue reporting better aligns with management’s current view of our business activities related to commercial real estate investment banking and management reporting. Previously reported results are presented on a comparable basis in the tables below.
On December 1, 2021, we have also expanded the activities of our asset management business to include alternative investment strategies. Previously reported results are presented on a comparable basis in the tables below. Additionally, our other investment banking activities reflects the operations of Foursight.
The changes to the manner in which we describe and disclose the performance of our business activities has no effect on our historical consolidated results of operation. These changes do not impact our reportable segments and we will continue to report our activities in two business segments: (1) Investment Banking and Capital Markets and (2) Asset Management.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended February 28,
	2022		2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$543,769	35.3%	$311,439	14.6%	74.6%

Equity underwriting	156,100	10.1	494,806	23.2	(68.5)%
Debt underwriting	245,179	15.9	197,417	9.3	24.2%
Total underwriting	401,279	26.0	692,223	32.5	(42.0)%
Other investment banking	58,134	3.8	54,323	2.6	7.0%
Total investment banking	1,003,182	65.1	1,057,985	49.7	(5.2)%

Equities	277,047	18.0	531,016	24.9	(47.8)%
Fixed income	202,800	13.2	363,359	17.1	(44.2)%
Total capital markets	479,847	31.2	894,375	42.0	(46.3)%

Other	(1,211)	(0.2)	6,486	0.3	N/M

Total Investment Banking and Capital Markets (1)	1,481,818	96.1	1,958,846	92.0	(24.4)%

Asset management fees and revenues	44,502	2.9	37,383	1.8	19.0%
Investment return (2)	29,530	1.9	143,536	6.7	(79.4)%
Allocated net interest (2)	(14,076)	(0.9)	(10,399)	(0.5)	35.4%
Total Asset Management	59,956	3.9	170,520	8.0	(64.8)%

Net revenues	$1,541,774	100.0%	$2,129,366	100.0%	(27.6)%
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
•our 45% share of net earnings from our commercial real estate joint venture, Berkadia;
•the results of operations of Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended February 28,		% Change
	2022	2021

Advisory	$543,769	$311,439	74.6%

Equity underwriting	156,100	494,806	(68.5)%
Debt underwriting	245,179	197,417	24.2%
Total underwriting	401,279	692,223	(42.0)%
Other investment banking	58,134	54,323	7.0%
Total investment banking	$1,003,182	$1,057,985	(5.2)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed		Aggregate Value
	Three Months Ended February 28,		Three Months Ended February 28,
	2022	2021	2022	2021
Advisory transactions	132	65	$138.8	$82.2
Public and private equity and convertible offerings	47	116	12.1	43.8
Public and private debt financings	176	163	88.1	76.7
Three Months Ended February 28, 2022
•Investment banking revenues for the three months ended February 28, 2022 were $1.00 billion, compared with $1.06 billion for the three months ended February 28, 2021, reflecting higher revenues in mergers and acquisitions and debt underwriting, more than offset by lower revenues in equity underwriting.
•Our advisory revenues were $543.8 million, up $232.4 million, or 74.6%, compared to the prior year comparable quarter, as activity in the mergers and acquisitions markets remained strong and the number of our completed transactions continued to increase.
•Total underwriting revenues for the three months ended February 28, 2022 were $401.3 million, a decrease of 42.0% from $692.2 million in the prior year comparable quarter, reflecting lower net revenues of $156.1 million in equity underwriting, partially offset by strong quarterly net revenues of $245.2 million in debt underwriting. The decline in our equity underwriting net revenues was consistent with the substantial reduction in industry-wide deal activity, including a slowdown in Special Purpose Acquisition Companies (“SPACs”) transactions as compared with the prior year comparable quarter.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Other investment banking net revenues were $58.1 million for the three months ended February 28, 2022, compared with net revenues of $54.3 million for the three months ended February 28, 2021. Other investment banking revenues during the three months ended February 28, 2022 include net revenues of $27.2 million from our share of the net earnings of our Jefferies Finance joint venture, compared with net revenues of $30.6 million in the prior year comparable quarter, partially offset by expenses in connection with transactions between us and Jefferies Finance of $8.2 million and $3.1 million for the periods. In addition, results in both periods also included revenues of $0.3 million from Jefferies Finance to us. Results in the current year quarter also include net revenues of $38.9 million due to our share of the net income of Berkadia compared with net revenues of $30.0 million from Berkadia in the prior year comparable quarter, primarily due to increased mortgage origination at Berkadia. Revenues from our share of the net earnings of Jefferies Finance and Berkadia are partially offset by allocated interest expense associated with our investments in Jefferies Finance and Berkadia. In addition, our other investment banking results for the three months ended February 28, 2022 include net revenues of $21.8 million from Foursight. Other investment banking net revenues also include net mark-to-market losses of $13.7 million related to certain investments, compared with net mark-to-market gains of $8.5 million in the prior year comparable quarter.
•At February 28, 2022, the new issue markets are somewhat sluggish and while our investment banking backlog remains strong, our realization of this backlog is sensitive to market conditions. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in our backlog may be completed, and expected transactions may be modified or cancelled.
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
Three Months Ended February 28, 2022
•Total equities net revenues were $277.0 million for the three months ended February 28, 2022, compared with $531.0 million for the prior year comparable quarter, which included all-time record results in predominately all our equities businesses and across each of our regions.
•Results in our global cash equities business reflected lower client activity across regions versus strong market volumes in the prior year comparable quarter. The prior year comparable quarter also benefited from trading opportunities related to SPACs. Our global convertibles business also had lower revenues primarily driven by weaker equity markets and widening credit spreads compared to a strong issuance market in the prior year comparable quarter.
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
Three Months Ended February 28, 2022
•Fixed income net revenues totaled $202.8 million for the three months ended February 28, 2022, a decrease of 44.2% from net revenues of $363.4 million for the three months ended February 28, 2021, primarily due to lower trading volumes in the face of inflation concerns and interest rate uncertainty and a reduction in investor demand for securitized products. The prior year comparable quarter results were reflective of particularly strong client activity and robust revenues from high levels of volatility.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Results across most of our credit franchise and emerging markets business were lower on a slowdown in trading opportunities, as results in the prior year comparable quarter reflected robust revenues across regions and products, due to increased client trading activity. Additionally, trading conditions were difficult for municipal securities as compared to strong results in the prior year comparable quarter.
•The lower results were partially offset by higher revenues in our global rates businesses due to an increase in trading opportunities, as increased inflation expectations drove an increase in rates during the current year quarter.
Other
Other is comprised of revenues from:
•principal investments in private equity and hedge funds managed by third-parties, which are not part of our Leucadia Asset Management platform, and other strategic investment positions; and
•investments held as part of employee benefit plans, including deferred compensation plans (for which we incur an equal and offsetting amount of compensation expense).
Three Months Ended February 28, 2022
•Our other net revenues totaled $1.2 million for the three months ended February 28, 2022, a decrease of $7.7 million compared with net revenues of $6.5 million for the three months ended February 28, 2021.
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
•revenue from affiliated asset managers where we are entitled to portions of their revenues and/or profits, as well as earnings on our ownership interests in our affiliated asset managers; and
•investment income from capital invested in and managed by us, Jefferies and our affiliated asset managers; and
•alternative investing activities across a range of sectors.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended February 28,		% Change
	2022	2021
Asset management fees:
Equities	$5,290	$4,999	5.8%
Multi-asset	7,279	1,914	280.3%
Total asset management fees	12,569	6,913	81.8%
Revenue from strategic affiliates (1)	31,933	30,470	4.8%
Total asset management fees and revenues	44,502	37,383	19.0%
Investment return	29,530	143,536	(79.4)%
Allocated net interest	(14,076)	(10,399)	35.4%
Total Asset Management	$59,956	$170,520	(64.8)%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended February 28, 2022
•Total asset management fees and revenues in the three months ended February 28, 2022 were $44.5 million, compared with $37.4 million in the prior year comparable quarter. The increase was due to higher asset management fees on funds managed by us and a modest increase in performance and similar fees and revenues earned directly or through our strategic affiliates.
•Our investment return in the three months ended February 28, 2022 was $29.5 million, compared with $143.5 million in the prior year comparable quarter, as our strategies were significantly impacted by a difficult environment for long/short equity funds, multi-strategy funds and energy funds and lower performance by strategies that had very strong returns during the prior year comparable quarter. Results were partially offset by fair value increases for the period on certain investments transferred to us from Jefferies. Results in the current year quarter also include allocated net interest expenses of $14.1 million, compared with $10.4 million in the prior year comparable quarter.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $23.6 billion and $14.3 billion at February 28, 2022 and November 30, 2021, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.6 billion at February 28, 2022 and $2.6 billion at November 30, 2021. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at February 28, 2022 and $1.6 billion at November 30, 2021 plus amounts financed of $0.9 billion at February 28, 2022 and $1.0 billion at November 30, 2021. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $20.0 billion at February 28, 2022 and $10.9 billion at November 30, 2021, primarily reflecting increases from the transfer of investments from Jefferies to us on December 1, 2021 (see Note 1, Organization and Basis of Presentation for further details). In some instances, due to the timing of payments and crystallization of underlying profits or revenue, the revenue related to these relationships will generally be realized and recognized once per year at the calendar year-end (during our first fiscal quarter). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Third-party investments actively managed by our wholly-owned managers were $1.0 billion at February 28, 2022 and $0.8 billion at November 30, 2021. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	February 28, 2022	November 30, 2021
Assets under management:
Equities	$355	$349
Multi-asset	637	482
Total	$992	$831
Change in assets under management were as follows (in millions):

	Three Months Ended February 28,
	2022	2021
Asset under management:
Balance, beginning of period	$831	$654
Net cash flows in	157	97
Net market appreciation	4	22
Balance, end of period	$992	$773
The change in assets under management during the three months ended February 28, 2022 is primarily due to new subscriptions and investments from third-parties. The change in assets under management during the three months ended February 28, 2021 is primarily due to the transfer of third-party net assets from Jefferies to us, as well as market appreciation.
Our definition of assets under management is not based on any definition contained in any of our investment management agreements and differs from the manner in which “Regulatory Assets Under Management” is reported to the SEC on Form ADV.
Asset Management Investments
Our asset management business makes seed and additional strategic investments directly in alternative asset management separately managed accounts and co-mingled funds where we act as the asset manager or in affiliated asset managers where we have strategic relationships and participate in the revenues or profits of the affiliated manager. The following table represents our investments by type of asset manager (in thousands):

	February 28, 2022	November 30, 2021
Jefferies Group LLC; as manager:
Fund investments (1)	$182,990	$221,359
Separately managed accounts (2)	241,237	251,665
Total	$424,227	$473,024

Strategic affiliates; as asset manager:
Fund investments (1)	$1,001,126	$825,503
Separately managed accounts (2)	222,538	307,723
Investments in asset managers (3)	223,928	—
Total	$1,447,592	$1,133,226

Total asset management investments	$1,871,819	$1,606,250
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At February 28, 2022 and November 30, 2021, $70.1 million and $76.5 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.

JEFFERIES GROUP LLC AND SUBSIDIARIES
(3)On December 1, 2021, Jefferies transferred certain investments to us. See Note 1, Organization and Basis of Presentation for further details.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended February 28,		% Change
	2022	2021
Compensation and benefits	$744,212	$1,119,894	(33.5)%
Non-compensation expenses:
Floor brokerage and clearing fees	83,961	76,580	9.6%
Underwriting costs	8,128	36,136	(77.5)%
Technology and communications	119,822	104,341	14.8%
Occupancy and equipment rental	30,905	27,990	10.4%
Business development	27,371	17,981	52.2%
Professional services	51,118	44,288	15.4%
Other	39,363	30,986	27.0%
Total non-compensation expenses	360,668	338,302	6.6%
Total non-interest expenses	$1,104,880	$1,458,196	(24.2)%
Compensation and Benefits
•Compensation and benefits expense consists of salaries, benefits, commissions, annual cash compensation and share-based awards and the amortization of share-based and cash compensation awards to employees.
•Cash and share-based awards and a portion of cash awards granted to employees as part of year end compensation generally contain provisions such that employees who terminate their employment or are terminated without cause may continue to vest in their awards, so long as those awards are not forfeited as a result of other forfeiture provisions (primarily non-compete clauses) of those awards. Accordingly, the compensation expense for such awards granted at year end as part of annual compensation is recorded during the year of the award. Compensation and benefits expense also includes amortization expense related to awards granted where vesting is contingent on future service. In addition, the awards to our Chief Executive Officer and Chairman and our Chairman of the Executive Committee contain market and performance conditions and the awards are amortized over their service periods.
•Compensation and benefits expense was $744.2 million for the three months ended February 28, 2022, compared with $1.12 billion for the three months ended February 28, 2021, consistent with the decrease in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 48.3% for the three months ended February 28, 2022, compared with 52.6% for the three months ended February 28, 2021 and 47.9% for the year ended November 30, 2021.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $39.2 million for the three months ended February 28, 2022, compared with $42.1 million for the three months ended February 28, 2021.
•Employee headcount was 4,808 at February 28, 2022, an increase of 824 employees from our headcount of 3,984 at February 28, 2021. Our headcount increased across all regions, primarily as a result of growth in our investment banking business, including the addition of 202 employees as a result of the transfer of Foursight from Jefferies to us. The increase was also due to additions in technology and other corporate services staff to support our increased growth and other strategic priorities.
•Refer to Note 13, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Non-Compensation Expenses
Three Months Ended February 28, 2022
•Non-compensation expenses were $360.7 million for the three months ended February 28, 2022, an increase of $22.4 million, or 6.6%, compared with $338.3 million in the three months ended February 28, 2021.
•The increase is primarily due to higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs, higher Business development expenses as business travel and events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19 and higher Other expenses, which included expenses related to the operations of Foursight on December 1, 2021. This increase was partially offset by lower Underwriting costs due to a decrease in the volume of investment banking transactions.
•Non-compensation expenses as a percentage of Net revenues was 23.4% and 15.9% for the three months ended February 28, 2022 and 2021, respectively.
Income Taxes
•For the three months ended February 28, 2022, the provision for income taxes was $95.8 million, equating to an effective tax rate of 21.9%. For the three months ended February 28, 2021, the provision for income taxes was $177.3 million, equating to an effective tax rate of 26.4%.
•The decrease in the effective tax rate for the three months ended February 28, 2022, as compared to the prior year comparable quarter, is primarily due to the recognition of excess tax benefits on restricted stock units distributed in the current year quarter.
•Refer to Note 14, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on income taxes.
Accounting Developments
There are no accounting standard updates, which we have either determined are applicable or expected to have a material impact on our consolidated financial statements.

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
For further discussions of the following significant accounting policies and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 and Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
For information on the composition of our Financial instruments owned and Financial instruments sold, not yet purchased recorded at fair value, see Note 3, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. The valuation of financial instruments categorized within Level 3 of the fair value hierarchy involves the greatest extent of management judgment. (See Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 and Note 3, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the definitions of fair value, Level 1, Level 2 and Level 3 and related valuation techniques.)
Level 3 Assets and Liabilities – For information on the composition and activity of our Level 3 assets and Level 3 liabilities, see Note 3, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Goodwill
At February 28, 2022, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.65 billion (2.9% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 and Note 9, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2021.

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
Estimating the fair value of a reporting unit requires management judgment and often involves the use of estimates and assumptions that could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Estimated fair values for our reporting units utilize market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable public companies. Under the market valuation approach, the key assumptions are the selected multiples and our internally developed projections of future profitability, growth and return on equity for each reporting unit. The weight assigned to the multiples requires judgment in qualitatively and quantitatively evaluating the size, profitability and the nature of the business activities of the reporting units as compared to the comparable publicly-traded companies. In addition, as the fair values determined under the market valuation approach represent a noncontrolling interest, we apply a control premium to arrive at the estimate of fair value of each reporting unit on a controlling basis.
The carrying values of goodwill by reporting unit at February 28, 2022 are as follows: $566.1 million in Investment Banking, $160.7 million in Equities and Wealth Management, and $919.2 million in Fixed Income.
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
Refer to Note 9, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on goodwill.

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
The following table provides detail on selected balance sheet items (dollars in millions):

	February 28, 2022	November 30, 2021	% Change
Total assets	$55,899.4	$54,768.9	2.1%

Cash and cash equivalents	6,719.6	8,813.6	(23.8)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	838.1	1,015.1	(17.4)%

Financial instruments owned	21,317.2	19,336.2	10.2%
Financial instruments sold, not yet purchased	14,682.7	11,690.8	25.6%
Total Level 3 assets	540.0	336.6	60.4%

Securities borrowed	$7,110.8	$6,409.4	10.9%
Securities purchased under agreements to resell	6,557.2	7,642.5	(14.2)%
Total securities borrowed and securities purchased under agreements to resell	$13,668.0	$14,051.9	(2.7)%

Securities loaned	$1,808.9	$1,525.7	18.6%
Securities sold under agreements to repurchase	8,933.6	8,446.1	5.8%
Total securities loaned and securities sold under agreements to repurchase	$10,742.5	$9,971.8	7.7%
Total assets at February 28, 2022 and November 30, 2021 were $55.90 billion and $54.77 billion, respectively, an increase of 2.1%. On December 1, 2021, Jefferies transferred certain loans and certain investments in securities and limited partnerships to us. In addition, Jefferies transferred its investment in Foursight, a subsidiary of Jefferies, to us. These transfers contributed significantly to the increase in our total assets from November 30, 2021 to February 28, 2022. During the three months ended February 28, 2022, average total assets were approximately 10.0% higher than total assets at February 28, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our total Financial instruments owned inventory was $21.32 billion at February 28, 2022, an increase of 10.2%, from $19.34 billion at November 30, 2021. During the three months ended February 28, 2022, our total Financial instruments owned inventory increased primarily due to an increase in government and federal agency securities and sovereign obligations, due to increased U.S. Treasury activity and higher interest rate volatility. Financial instruments owned also increased due to corporate debt and equity securities and investments at fair value transferred to us by Jefferies on December 1, 2021. Financial instruments sold, not yet purchased inventory was $14.68 billion at February 28, 2022, an increase of 25.6% from $11.69 billion at November 30, 2021, with the increase primarily driven by increases in government and federal agency securities and sovereign obligations. Our overall net inventory position was $6.63 billion and $7.65 billion at February 28, 2022 and November 30, 2021, respectively, with the decrease primarily due to decreases in government and federal agency securities and corporate debt securities, partially offset by increases in derivative contracts and investments.
Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned increased to 2.5% at February 28, 2022 from 1.7% at November 30, 2021. The increase in Level 3 financial instruments owned of $203.4 million is attributed primarily to investments transferred on December 1, 2021 to us from Jefferies, which had a fair value of $173.6 million at February 28, 2022. Approximately 89.9% of the investments transferred to us that are classified as Level 3 financial instruments represent investments now part of our asset management alternative investing activities. The remaining 10.1% of investments pertain to investment banking and our other business and do not reflect an increase in our fixed income and equities capital markets trading inventory.
See Note 1, Organization and Basis of Presentation, and Note 3, Fair Value Disclosures, for further details.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balances of total reverse repos and stock borrows during the three months ended February 28, 2022 were 21.5% higher than the February 28, 2022 balance. Our average month end balances of total repos and stock loans during the three months ended February 28, 2022 were 40.4% higher than the February 28, 2022 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Three Months Ended February 28, 2022	Year Ended November 30, 2021
Securities Purchased Under Agreements to Resell:
Period end	$6,557	$7,642
Month end average	8,048	9,425
Maximum month end	10,095	12,321
Securities Sold Under Agreements to Repurchase:
Period end	$8,934	$8,446
Month end average	13,115	11,515
Maximum month end	17,417	19,207
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

	February 28, 2022	November 30, 2021
Total assets	$55,899,398	$54,768,900

Total equity	$7,767,011	$7,078,608

Total Jefferies Group LLC member’s equity	$7,754,978	$7,067,484
Deduct: Goodwill and intangible assets	(1,789,288)	(1,791,500)
Tangible Jefferies Group LLC member’s equity	$5,965,690	$5,275,984

Leverage ratio (1)	7.2	7.7

Tangible gross leverage ratio (2)	9.1	10.0
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $14.93 billion at February 28, 2022 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At February 28, 2022, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	February 28, 2022	Average Balance Three Months ended February 28, 2022 (1)	November 30, 2021
Cash and cash equivalents:
Cash in banks	$1,950,784	$3,093,045	$1,888,693
Money market investments (2)	4,768,864	3,762,995	6,924,871
Total cash and cash equivalents	6,719,648	6,856,040	8,813,564
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,376,826	1,520,549	1,621,118
Other (4)	440,075	536,894	311,641
Total other sources	1,816,901	2,057,443	1,932,759
Total cash and cash equivalents and other liquidity sources	$8,536,549	$8,913,483	$10,746,323
Total cash and cash equivalents and other liquidity sources as % of Total assets	15.3%		19.6%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	15.8%		20.3%
(1)Average balances are calculated based on weekly balances.
(2)At February 28, 2022 and November 30, 2021, $4.75 billion and $6.91 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both February 28, 2022 and November 30, 2021 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended February 28, 2022 was $3.75 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At February 28, 2022, we had the ability to readily obtain repurchase financing for 70.1% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at February 28, 2022 and November 30, 2021 (in thousands):

	February 28, 2022		November 30, 2021
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$3,126,673	$480,834	$2,635,956	$347,157
Corporate debt securities	2,933,603	38,136	2,943,135	31,935
U.S. government, agency and municipal securities	4,298,247	139,104	3,610,885	109,325
Other sovereign obligations	1,997,961	1,178,684	1,528,100	1,463,968
Agency mortgage-backed securities (1)	2,331,142	—	1,487,165	—
Loans and other receivables	261,704	—	132,989	—
Total	$14,949,330	$1,836,758	$12,338,230	$1,952,385
(1)Consists solely of agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”).
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $16.94 billion for the three months ended February 28, 2022, and $15.91 billion and $16.23 billion for the three and twelve months ended November 30, 2021, respectively. Average unencumbered liquid financial instruments were $2.03 billion for the three months ended February 28, 2022, and $1.97 billion and $1.79 billion for the three and twelve months ended November 30, 2021, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At February 28, 2022, approximately 66.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the three months ended February 28, 2022, an average of approximately 68.7% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at February 28, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At February 28, 2022, short-term borrowings, which must be repaid within one year or less totaled $467.9 million and include bank loans and overdrafts of $61.1 million, borrowings under revolving credit facilities of $400.0 million and floating rate puttable notes of $6.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $392.5 million for the three months ended February 28, 2022.
Our borrowings under credit facilities contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At February 28, 2022, we were in compliance with all covenants under these credit facilities.
For additional details on our short-term borrowings, refer to Note 10, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). We also issue notes through SPEs collateralized by auto loans. The notes issued under these programs are presented within Other secured financings in our Consolidated Statements of Financial Condition. At February 28, 2022, the outstanding notes totaled $3.55 billion, bear interest at spreads over the London Interbank Offered Rate (“LIBOR”) or as stated in agreements and mature from March 2022 to August 2029.
For additional details on these programs, refer to Note 7, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At February 28, 2022 and November 30, 2021, we had total long-term capital of $14.93 billion and $14.38 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.92:1 and 1.03:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at February 28, 2022 and November 30, 2021 was as follows (in thousands):

	February 28, 2022	November 30, 2021
Unsecured Long-Term Debt (1)	$7,164,486	$7,303,866
Total Equity	7,767,011	7,078,608
Total Long-Term Capital	$14,931,497	$14,382,474
(1)The amounts at February 28, 2022 and November 30, 2021 exclude our secured long-term debt. The amounts at February 28, 2022 and November 30, 2021 also excludes $12.0 million of structured notes as these notes mature on June 10, 2022. The amount at February 28, 2022 also excludes $2.4 million of structured notes as these notes mature on February 9, 2023.
Long-Term Debt
During the three months ended February 28, 2022, long-term debt decreased by $151.9 million to $7.89 billion at February 28, 2022, as presented in our Consolidated Statements of Financial Condition, primarily due to fair value changes in our structured notes and decreases on our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $71.2 million. At February 28, 2022, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at February 28, 2022 was $1.76 billion.

JEFFERIES GROUP LLC AND SUBSIDIARIES
At February 28, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statement of Financial Condition amounted to $958.2 million. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At February 28, 2022, we were in compliance with all covenants under theses credit facilities.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At February 28, 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statement of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At February 28, 2022, we were in compliance with all covenants under the Secured Bank Loan.
At February 28, 2022, our unsecured long-term debt, has a weighted average maturity of approximately 10.5 years.
For further information, see Note 11, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at February 28, 2022 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings (1)	BBB	Positive
(1)On January 24, 2022, Fitch Ratings affirmed our rating of BBB and revised our rating outlook from stable to positive.
At February 28, 2022, the long-term ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

	Jefferies LLC		Jefferies International Limited		Jefferies GmbH
	Rating	Outlook	Rating	Outlook	Rating	Outlook
Moody’s	Baa1	Stable	Baa1	Stable	Baa1	Stable
Standard and Poor’s	BBB+	Stable	BBB+	Stable	BBB+	Stable
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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At February 28, 2022, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $122.2 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Equity Capital
As compared to November 30, 2021, the $687.5 million increase to total Jefferies Group LLC member’s equity at February 28, 2022 is primarily attributed to the capital contribution from Jefferies in connection with Jefferies’ transfer to us of certain loans, certain investments in securities and limited partnerships and the investment in Foursight. Additionally, total Jefferies Group LLC’s member’s equity increased due to Net earnings attributable to Jefferies Group LLC of $341.4 million for the three months ended February 28, 2022. These increases were partially offset by net distributions to Jefferies.
During the three months ended February 28, 2022, we paid distributions of $193.0 million to Jefferies, based on our results for the three months ended November 30, 2021. At February 28, 2022, we have accrued a distribution payable of $170.7 million, based on our results for the three months ended February 28, 2022. For further information on the contribution from Jefferies, see “Consolidated Results of Operations—Transfer of Investments from Jefferies” herein.
Net Capital
As a broker-dealer registered with the SEC and a member firm of the Financial Industry Regulatory Authority (“FINRA”), Jefferies LLC is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital, and has elected to calculate minimum capital requirements using the alternative method permitted by Rule 15c3-1 in calculating net capital. Jefferies LLC, as a dually-registered U.S. broker-dealer and futures commission merchant (“FCM”), is also subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which sets forth minimum financial requirements. The minimum net capital requirement in determining excess net capital for a dually-registered U.S. broker-dealer and FCM is equal to the greater of the requirement under Rule 15c3-1 or CFTC Rule 1.17. FINRA is the designated examining authority for Jefferies LLC and the National Futures Association (“NFA”) is the designated self-regulatory organization for Jefferies LLC as an FCM.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Jefferies Financial Services, Inc. (“JFSI”), a registered swap dealer, is subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC’s security-based swap dealer regulatory rules. Further, JFSI is approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At February 28, 2022, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,788,293	$1,679,136
JFSI	427,645	407,645
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Developments
In February 2022, military conflict escalated between Russia and Ukraine. Following Russia’s invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. On February 24, 2022, the Central Bank of Russia suspended all trading on the Moscow Exchange. Additionally, all foreign clients are banned from selling securities. As a result, we have trades to buy and sell securities that were executed prior to the suspension of trading that are currently unable to be settled. While limited trading for certain securities has resumed as of March 21, 2022, there is no timeline as to when the exchange will be fully operational and the settlement of all open trades may occur. We continue to monitor the status of trading and the credit risk of our counterparties on the unsettled trades. It is not possible to determine whether any loss is probable; however, we believe that any amount of loss or range of potential loss that could be reasonably estimated is not material.
Central banks and regulators around the world have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (“IBORs”). The publication of the one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. Dollar LIBOR maturities ceased immediately after December 31, 2021, and the remaining U.S. Dollar LIBOR maturities will cease immediately after June 30, 2023. We are a counterparty to a number of LIBOR-based contracts, with maturity dates subsequent to 2021, composed primarily of cleared derivative contracts and floating rate notes. Our IBOR transition plan is overseen by a global steering committee and we have an active transition program focused on an orderly transition from IBORs to alternative reference rates in accordance with industry transition timelines. A firmwide LIBOR transition policy is in place to limit new agreements that reference U.S. Dollar LIBOR or non-U.S Dollar LIBOR, except as permitted under certain circumstances. We continue to make progress on our transition plan, which is designed to enable operational readiness and robust risk management and are taking steps to update operational processes, models and contracts for any changes that may be required as well as reduce our overall exposure to LIBOR. We are actively engaged with our counterparties to ensure that our contracts adhere to the International Swaps and Derivative Association, Inc. (“ISDA”) fallback protocol or are actively converted to alternative risk-free reference rates and are both educating and assisting our clients with the transition from and cessation of LIBOR.
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
In the normal course of business, we engage in other off-balance sheet arrangements, including derivative contracts. Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statements of Financial Condition. Rather, the fair values of derivative contracts are reported in our Consolidated Statements of Financial Condition as Financial instruments owned or Financial instruments sold, not yet purchased as applicable. Derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net by counterparty basis when a legal right of offset exists under an enforceable master netting agreement. For additional information about our accounting policies and our derivative activities, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 and Note 3, Fair Value Disclosures, and Note 4, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At February 28, 2022, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 6, Securitization Activities, and Note 7, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Due to the uncertainty regarding the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the below contractual obligations table. See Note 14, Income Taxes, in our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information for further information.

JEFFERIES GROUP LLC AND SUBSIDIARIES
For information on our commitments and guarantees, see Note 15, Commitments, Contingencies and Guarantees, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The table below provides information about our contractual obligations at February 28, 2022. The table presents principal cash flows with expected maturity dates (in millions):

	Expected Maturity Date
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Total
Contractual obligations:
Unsecured long-term debt (contractual principal payments net of unamortized discounts and premiums) (1)	$12.0	$355.4	$597.8	$1,229.4	$4,984.3	$7,178.9
Secured long-term debt (1)	—	360.0	349.1	—	—	709.1
Interest payment obligations on long-term debt (2)	277.2	272.1	519.1	471.8	1,577.5	3,117.7
Total	$289.2	$987.5	$1,466.0	$1,701.2	$6,561.8	$11,005.7
(1)For additional information on long-term debt, see Note 11, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Amounts based on applicable interest rates at February 28, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Risk Management
Overview
Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our financial soundness, viability and profitability. Accordingly, we have a comprehensive risk management approach, with a formal governance structure and policies outlining frameworks and processes to identify, assess, monitor and manage risk. Principal risks involved in our business activities include market, credit, liquidity and capital, operational, legal and compliance, new business and reputational risk.
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
Governance and Risk Management Structure
For a discussion of our governance and risk management structure and our risk management framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended November 30, 2021.
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
Market risk is present in our capital markets business through market making, proprietary trading, underwriting and investing activities and is present in our asset management business through investments in separately managed accounts and direct investments in funds. Given our involvement in a broad set of financial products and markets, market risk exposures are diversified, and economic hedges are established as appropriate.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Through risk reporting, material risk changes, current top/emerging risks, and limit utilizations including the breaches are highlighted and escalated as necessary.
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
VaR
VaR is a statistical estimate of the potential loss from adverse market movements over a specified time horizon within a specified probability (confidence level). It provides a common risk measure across financial instruments, markets and asset classes. We estimate VaR using a model that simulates revenue and loss distributions by applying historical market changes to the current portfolio. We calculate a one-day VaR using a one year look-back period measured at a 95% confidence level.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at February 28, 2022				VaR at November 30, 2021
		Daily VaR for the Three Months Ended February 28, 2022				Daily VaR for the Three Months Ended November 30, 2021
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$4.73	$5.02	$5.71	$4.17	$4.60	$4.28	$5.39	$3.38
Equity Prices	8.38	10.16	15.75	7.39	9.85	9.25	11.39	6.44
Currency Rates	0.04	0.15	0.34	0.03	0.12	0.06	0.12	0.03
Commodity Prices	0.45	0.25	0.56	0.12	0.15	0.23	0.45	0.13
Diversification Effect (2)	(3.16)	(3.46)	N/A	N/A	(2.06)	(3.68)	N/A	N/A
Firmwide VaR (3)	$10.44	$12.12	$15.04	$9.31	$12.66	$10.14	$12.77	$7.01
(1)For the firmwide VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as the firmwide VaR and the VaR values for the four risk categories might have occurred on different days during the period.
(3)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at February 28, 2022				VaR at November 30, 2021
		Daily VaR for the Three Months Ended February 28, 2022				Daily VaR for the Three Months Ended November 30, 2021
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$4.58	$5.07	$6.07	$4.24	$4.63	$4.29	$5.27	$3.34
Equity Prices	6.13	8.45	12.41	6.07	5.20	4.63	5.31	3.90
Currency Rates	0.04	0.13	0.29	0.02	0.07	0.04	0.08	0.02
Commodity Prices	0.01	0.03	0.56	—	0.01	0.01	0.17	—
Diversification Effect (2)	(2.28)	(4.25)	N/A	N/A	(2.21)	(2.30)	N/A	N/A
Capital Markets VaR (3)	$8.48	$9.43	$11.55	$7.67	$7.70	$6.67	$8.01	$5.23
(1)For the capital markets VaR numbers reported above, a one-day time horizon, with a one year look-back period, and a 95% confidence level were used.
(2)The diversification effect is not applicable for the maximum and minimum VaR values as the capital markets VaR and the VaR values for the four risk categories might have occurred on different days during the period.
(3)The aggregated VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk and commodity price risk) due to the benefit of diversification among the four risk categories. Diversification benefit equals the difference between aggregated VaR and the sum of VaRs for the four risk categories and arises because the market risk categories are not perfectly correlated.
Our average daily firmwide VaR increased to $12.12 million for the three months ended February 28, 2022 from $10.14 million for the three months ended November 30, 2021. The increase was primarily due to higher market volatility across asset classes. Equity price VaR was higher driven by a modest increase in exposure over the averaging period and due to the impact of market volatility. The increase in interest rates and credit spreads VaR was driven by elevated volatility.
The efficacy of the VaR model is tested by comparing our actual daily net revenues for those positions included in VaR calculation with the daily VaR estimate. This evaluation is performed at various levels, from the overall level down to specific business lines. For the VaR model, revenue is defined as principal transactions revenues, trading related commissions, revenue from securitization activities and net interest income. VaR backtesting methodologies differ for regulated entities with approved capital models.
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended February 28, 2022, results of the evaluation at the aggregate level demonstrated no days when the loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. VaR increases at various points from March 2021 through early June 2021 were driven by increases in equity exposure. VaR trended lower from June 2021 through most of the fourth quarter of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 until early January 2022 was driven by increased equity exposure. The drop in VaR from January to the end of February 2022 was driven by exposure reductions in response to market volatility driven by inflation, rate hike expectations and Russia’s invasion of Ukraine.
Daily Net Trading Revenue
There were eight days with firmwide trading losses out of a total of 61 trading days in the three months ended February 28, 2022. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended February 28, 2022 (in millions).

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at February 28, 2022 (in thousands):

10% Sensitivity
Investment in funds (1)	$115,941
Private investments	33,271
Corporate debt securities in default	8,097
Trade claims	2,181
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 3, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at February 28, 2022, which is included in other comprehensive income.
Stress Tests and Scenario Analysis
Stress tests are used to analyze the potential impact of specific events or extreme market moves on the current portfolio both firmwide and within business segments. Stress testing is an important part of our risk management approach because it allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, set risk controls and overall assess and mitigate our risk.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
We are exposed to credit risk as a trading counterparty to other broker-dealers and customers, as a counterparty to derivative contracts, as a direct lender and through extending loan commitments and providing securities-based lending and as a member of exchanges and clearing organizations. Credit exposure exists across a wide-range of products, including cash and cash equivalents, loans, securities finance transactions and over-the-counter derivative contracts. The main sources of credit risk are:
•Loans and lending arising in connection with our investment banking and capital markets activities, which reflects our exposure at risk on a default event with no recovery of loans. Current exposure represents loans that have been drawn by the borrower and lending commitments that are outstanding. In addition, credit exposures on forward settling traded loans are included within our loans and lending exposures for consistency with the balance sheet categorization of these items. Loans and lending also arise in connection with our portion of a Secured Revolving Credit Facility that is with us and Massachusetts Mutual Life Insurance Company, to be funded equally, to support loan underwritings by Jefferies Finance. For further information on this facility, refer to Note 8, Investments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we have loans outstanding to certain of our officers and employees (none of whom are executive officers or directors). For further information on these employee loans, refer to Note 18, Related Party Transactions, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Current counterparty credit exposures at February 28, 2022 and November 30, 2021 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
AAA Range	$—	$—	$1.4	$0.8	$—	$—	$1.4	$0.8	$4,768.9	$6,924.9	$4,770.3	$6,925.7
AA Range	60.0	60.0	90.2	111.7	19.1	13.0	169.3	184.7	5.6	5.1	174.9	189.8
A Range	0.6	0.4	541.4	530.4	314.2	338.0	856.2	868.8	1,934.7	1,869.4	2,790.9	2,738.2
BBB Range	250.1	250.3	175.6	170.9	32.9	37.2	458.6	458.4	0.8	0.8	459.4	459.2
BB or Lower	40.8	40.0	9.6	11.4	41.2	71.0	91.6	122.4	0.1	0.1	91.7	122.5
Unrated	155.2	164.2	—	—	—	—	155.2	164.2	9.5	13.3	164.7	177.5
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
Asia/Latin America/Other	$15.8	$14.9	$68.3	$63.7	$3.7	$0.9	$87.8	$79.5	$227.3	$268.1	$315.1	$347.6
Europe	0.4	0.3	249.3	300.8	51.5	66.4	301.2	367.5	71.5	57.0	372.7	424.5
North America	490.5	499.7	500.6	460.7	352.2	391.9	1,343.3	1,352.3	6,420.8	8,488.5	7,764.1	9,840.8
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021	February 28, 2022	November 30, 2021
Asset Managers	$—	$—	$—	$—	$9.3	$—	$9.3	$—	$4,768.8	$6,924.9	$4,778.1	$6,924.9
Banks, Broker-dealers	250.7	250.7	558.7	602.9	357.3	388.9	1,166.7	1,242.5	1,950.8	1,888.7	3,117.5	3,131.2
Corporates	157.4	158.2	—	—	34.9	68.0	192.3	226.2	—	—	192.3	226.2
As Agent Banks	—	—	210.1	185.2	—	—	210.1	185.2	—	—	210.1	185.2
Other	98.6	106.0	49.4	37.1	5.9	2.3	153.9	145.4	—	—	153.9	145.4
Total	$506.7	$514.9	$818.2	$825.2	$407.4	$459.2	$1,732.3	$1,799.3	$6,719.6	$8,813.6	$8,451.9	$10,612.9
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 4, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at February 28, 2022 and November 30, 2021 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	February 28, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$169.3	$(95.3)	$11.5	$—	$54.0	$247.3	$2.0	$386.8	$388.8
Netherlands	351.0	(183.2)	(0.6)	—	0.1	0.5	1.1	167.8	168.9
Germany	379.7	(313.5)	7.0	—	56.7	1.6	30.0	131.5	161.5
Hong Kong	37.6	(40.3)	—	—	—	—	163.3	(2.7)	160.6
United Kingdom	490.5	(418.8)	(13.3)	0.4	20.8	20.1	35.5	99.7	135.2
China	385.1	(243.9)	(17.4)	—	—	—	—	123.8	123.8
Japan	188.0	(96.5)	(1.8)	—	10.8	—	19.3	100.5	119.8
Australia	202.8	(155.8)	(3.5)	—	38.1	—	2.0	81.6	83.6
Austria	90.5	(33.8)	0.6	—	—	—	—	57.3	57.3
India	31.9	(15.2)	0.1	—	—	—	34.1	16.8	50.9
Total	$2,326.4	$(1,596.3)	$(17.4)	$0.4	$180.5	$269.5	$287.3	$1,163.1	$1,450.4

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, these include:
•Fraud and Theft
•Clients and Business Practices
•Market Conduct / Regulatory Compliance
•Business Disruption
•Technology
•Data Protection and Privacy
•Trading
•Transaction and Process Management
•People
•Cyber
•Vendor Risk
Operational Risk Management Policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firmwide and additionally subject to regional and legal entity operational risk governance as required. We also maintain a firmwide Third-Party (“Vendor”) Risk Management Policy & Framework to ensure adequate control and monitoring over our critical third parties which includes processes for conducting periodic reviews covering areas of risk including financial health, information security, privacy, business continuity management, disaster recovery and operational risk.
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
No change in our internal control over financial reporting occurred during the quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. The following risk factor is an update to our previously disclosed risk factor and should be considered in conjunction with the Risk Factors section in our Form 10-K for the fiscal year, filed with the SEC on January 28, 2022.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, climate-related incidents, or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. For instance, military conflict and escalating tensions between Russia and Ukraine could result in geopolitical instability and adversely affect the global economy or specific markets, which could have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions.

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

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of February 28, 2022 and November 30, 2021; (ii) the Consolidated Statements of Earnings for the three months ended February 28, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity for the three months ended February 28, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the three months ended February 28, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

* Filed herewith.
** Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	April 8, 2022	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)