Form 10-Q
period 2022-05-31
Jefferies Group LLC
filed 2022-07-08
CIK 1084580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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

JEFFERIES GROUP LLC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands)

	May 31, 2022	November 30, 2021
ASSETS
Cash and cash equivalents (includes $34 and $3,765 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	$6,955,031	$8,813,564
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	962,590	1,015,107
Financial instruments owned, at fair value (includes securities pledged of $16,398,557 and $12,723,502 at May 31, 2022 and November 30, 2021, respectively; and $37,780 and $319,497 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	19,950,875	19,336,237
Loans to and investments in related parties	1,428,322	1,159,048
Securities borrowed	6,312,320	6,409,420
Securities purchased under agreements to resell	4,744,979	7,642,484
Securities received as collateral, at fair value	1,322	7,289
Receivables:
Brokers, dealers and clearing organizations ($29,075 and $39,435 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	5,934,193	4,896,704
Customers	2,093,436	1,615,822
Fees, interest and other (includes receivables pledged of $111,126 and $0 at May 31, 2022 and November 30, 2021, respectively, and $668,156 and $679 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,183,224	474,304
Premises and equipment	858,359	860,742
Goodwill	1,639,977	1,645,317
Other assets ($53,872 and $0 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,091,702	892,862
Total assets	$53,156,330	$54,768,900
LIABILITIES AND EQUITY
Short-term borrowings	$354,181	$221,863
Financial instruments sold, not yet purchased, at fair value ($6,872 and $109,088 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	13,614,475	11,690,795
Collateralized financings:
Securities loaned	1,876,434	1,525,721
Securities sold under agreements to repurchase	8,163,890	8,446,099
Other secured financings (includes $2,362 and $102,788 at fair value at May 31, 2022 and November 30, 2021, respectively; and $2,663,660 and $3,791,886 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	2,666,022	3,794,248
Obligation to return securities received as collateral, at fair value	1,322	7,289
Payables:
Brokers, dealers and clearing organizations (includes $23 and $44,246 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	4,773,383	5,814,066
Customers	3,718,687	4,461,950
Lease liabilities	507,679	521,448
Accrued expenses and other liabilities (includes $3,503 and $1,787 at May 31, 2022 and November 30, 2021, respectively, related to consolidated VIEs)	1,795,595	3,166,987
Long-term debt (includes $1,617,020 and $1,843,598 at fair value at May 31, 2022 and November 30, 2021, respectively)	7,826,819	8,039,826
Total liabilities	45,298,487	47,690,292
EQUITY
Member’s paid-in capital	8,097,258	7,381,391
Accumulated other comprehensive income (loss):
Currency translation and other adjustments	(173,782)	(151,661)
Changes in instrument-specific credit risk	(76,472)	(153,672)
Additional minimum pension liability	(8,562)	(8,843)
Available-for-sale securities	(277)	269
Total accumulated other comprehensive loss	(259,093)	(313,907)
Total Jefferies Group LLC member’s equity	7,838,165	7,067,484
Noncontrolling interests	19,678	11,124
Total equity	7,857,843	7,078,608
Total liabilities and equity	$53,156,330	$54,768,900
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues:
Commissions and other fees	$254,861	$222,643	$484,314	$459,581
Principal transactions	223,357	325,059	483,383	1,116,278
Investment banking	601,215	1,000,700	1,546,263	2,004,362
Asset management fees and revenues	14,129	14,567	53,680	51,950
Interest income	242,420	206,958	455,210	425,979
Other	42,608	66,769	108,399	127,357
Total revenues	1,378,590	1,836,696	3,131,249	4,185,507
Interest expense	249,065	219,278	459,950	438,723
Net revenues	1,129,525	1,617,418	2,671,299	3,746,784
Non-interest expenses:
Compensation and benefits	533,676	789,836	1,277,888	1,909,730
Non-compensation expenses:
Floor brokerage and clearing fees	94,016	76,617	177,977	153,197
Underwriting costs	13,191	33,031	21,319	69,167
Technology and communications	123,765	107,962	243,587	212,303
Occupancy and equipment rental	30,639	32,839	61,544	60,829
Business development	44,885	27,023	72,256	45,004
Professional services	52,192	59,780	103,310	104,068
Other	48,125	61,031	87,488	92,017
Total non-compensation expenses	406,813	398,283	767,481	736,585
Total non-interest expenses	940,489	1,188,119	2,045,369	2,646,315
Earnings before income taxes	189,036	429,299	625,930	1,100,469
Income tax expense	47,177	110,846	142,928	288,151
Net earnings	141,859	318,453	483,002	812,318
Net earnings (losses) attributable to noncontrolling interests	1,832	(363)	1,565	(566)
Net earnings attributable to Jefferies Group LLC	$140,027	$318,816	$481,437	$812,884
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net earnings	$141,859	$318,453	$483,002	$812,318
Other comprehensive income (loss), net of tax:
Currency translation adjustments and other (1)	(22,220)	3,482	(21,840)	14,421
Changes in instrument-specific credit risk (2)	35,766	(21,585)	77,200	(91,021)
Unrealized losses on available-for-sale securities	(373)	(27)	(546)	(87)
Total other comprehensive income (loss), net of tax (3)	13,173	(18,130)	54,814	(76,687)
Comprehensive income	155,032	300,323	537,816	735,631
Net earnings (losses) attributable to noncontrolling interests	1,832	(363)	1,565	(566)
Comprehensive income attributable to Jefferies Group LLC	$153,200	$300,686	$536,251	$736,197

(1)The amounts include income tax benefits approximately $8.3 million during both the three and six months ended May 31, 2022, and income tax expenses of $1.3 million and $4.5 million during the three and six months ended May 31, 2021, respectively.
(2)The amounts include income tax expenses of approximately $11.5 million and $24.7 million during the three and six months ended May 31, 2022, respectively, and income tax benefits of approximately $7.1 million and $29.4 million during the three and six months ended May 31, 2021, respectively. The amounts during the three and six months ended May 31, 2021 also includes net losses of $2.7 million and $2.9 million, respectively, net of income tax benefits of $0.8 million and $0.9 million, respectively, related to changes in instrument specific-credit risk, which were reclassified to Principal transactions revenues in our Consolidated Statement of Earnings.
(3)None of the components of other comprehensive income (loss) are attributable to noncontrolling interests.
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Member’s paid-in capital:
Balance, beginning of period	$8,027,244	$6,819,060	$7,381,391	$6,569,328
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	2,698
Net earnings attributable to Jefferies Group LLC	140,027	318,816	481,437	812,884
Contribution from Jefferies Financial Group Inc.	—	—	476,549	153,557
Distributions to Jefferies Financial Group Inc.	(70,013)	(159,408)	(240,718)	(559,999)
Settlement of related balances from the transfer of employees from Jefferies Financial Group Inc. to Jefferies Group LLC	—	—	(1,401)	—
Balance, end of period	$8,097,258	$6,978,468	$8,097,258	$6,978,468
Accumulated other comprehensive income (loss), net of tax:
Balance, beginning of period	$(272,266)	$(279,142)	$(313,907)	$(220,585)
Currency translation and other adjustments	(22,220)	3,482	(21,840)	14,421
Changes in instrument-specific credit risk	35,766	(21,585)	77,200	(91,021)
Unrealized losses on available-for-sale securities	(373)	(27)	(546)	(87)
Balance, end of period	$(259,093)	$(297,272)	$(259,093)	$(297,272)
Total Jefferies Group LLC member’s equity	$7,838,165	$6,681,196	$7,838,165	$6,681,196
Noncontrolling interests:
Balance, beginning of period	$12,033	$15,713	$11,124	$17,389
Net earnings (losses) attributable to noncontrolling interests	1,832	(363)	1,565	(566)
Contributions	27,034	2,595	28,210	2,595
Distributions	—	(11,793)	—	(13,266)
Deconsolidation of asset management entity	(21,221)	—	(21,221)	—
Balance, end of period	$19,678	$6,152	$19,678	$6,152
Total equity	$7,857,843	$6,687,348	$7,857,843	$6,687,348

See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$483,002	$812,318
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	47,875	38,288
Goodwill impairment	—	400
Bad debt expense	17,731	39,785
Income on loans to and investments in related parties	(88,585)	(121,418)
Distributions received on investments in related parties	29,149	—
Other adjustments	(449,944)	(76,260)
Net change in assets and liabilities:
Securities deposited with clearing and depository organizations	—	(23,788)
Receivables:
Brokers, dealers and clearing organizations	(1,053,046)	(605,719)
Customers	(477,529)	(834,887)
Fees, interest and other	94,898	(50,368)
Securities borrowed	84,150	219,788
Financial instruments owned	(417,460)	(1,706,903)
Securities purchased under agreements to resell	2,875,162	(1,811,829)
Other assets	(150,938)	(82,185)
Payables:
Brokers, dealers and clearing organizations	(1,025,422)	2,018,934
Customers	(743,250)	(60,744)
Securities loaned	360,152	461,500
Financial instruments sold, not yet purchased	1,964,137	1,923,703
Securities sold under agreements to repurchase	(262,132)	(1,244,181)
Lease liabilities	(39,456)	(24,242)
Accrued expenses and other liabilities	(1,247,900)	(25,350)
Net cash provided by (used in) operating activities	594	(1,153,158)
Cash flows from investing activities:
Contributions to loans to and investments in related parties	(293,033)	(1,984,863)
Capital distributions from investments and repayments of loans from related parties	265,923	2,004,357
Originations and purchases of automobile loans	(282,877)	—
Principal collections of automobile loans	208,227	—
Net payments on premises and equipment	(43,614)	(40,858)
Deconsolidation of asset management entity	(21,221)	—
Transfer of net assets from Jefferies Financial Group Inc.	—	(2,173)
Net cash used in investing activities	(166,595)	(23,537)
Continued on next page.

JEFFERIES GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended May 31,
	2022	2021
Cash flows from financing activities:
Proceeds from short-term borrowings	1,772,000	567,000
Payments on short-term borrowings	(1,627,000)	(905,090)
Proceeds from issuance of long-term debt, net of issuance costs	504,209	535,569
Repayment of long-term debt	(223,880)	(46,350)
Contributions from Jefferies Financial Group Inc.	60,332	153,557
Distributions to Jefferies Financial Group Inc.	(363,753)	(554,148)
Net proceeds from (payments on) other secured financings	(1,821,202)	765,121
Net change in bank overdrafts	(12,682)	49,187
Proceeds from contributions of noncontrolling interests	28,210	2,595
Payments on distributions to noncontrolling interests	—	(13,266)
Net cash provided by (used in) financing activities	(1,683,766)	554,175
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,795)	4,755
Net decrease in cash, cash equivalents and restricted cash	(1,859,562)	(617,765)
Cash, cash equivalents and restricted cash at beginning of period	9,828,671	7,682,013
Cash, cash equivalents and restricted cash at end of period	$7,969,109	$7,064,248

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$533,408	$406,539
Income taxes, net	89,494	330,002
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
The following presents our cash, cash equivalents and restricted cash by category in our Consolidated Statements of Financial Condition (in thousands):

	May 31, 2022	November 30, 2021
Cash and cash equivalents	$6,955,031	$8,813,564
Cash and securities segregated and on deposit for regulatory purposes with clearing and depository organizations	962,590	1,015,107
Other assets	51,488	—
Total cash, cash equivalents and restricted cash	$7,969,109	$9,828,671
See accompanying notes to consolidated financial statements.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Jefferies Group LLC is the largest independent U.S.-headquartered global full service, integrated investment banking and securities firm. The accompanying Consolidated Financial Statements represent the accounts of Jefferies Group LLC and all our subsidiaries (together “we” or “us”). The subsidiaries of Jefferies Group LLC include Jefferies LLC, Jefferies International Limited, Jefferies GmbH, Jefferies Hong Kong Limited, Jefferies Financial Services, Inc. (“JFSI”), Jefferies Funding LLC, Jefferies Leveraged Credit Products, LLC and all other entities in which we have a controlling financial interest or are the primary beneficiary.
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
Transfers from Jefferies
On December 1, 2021, Jefferies transferred certain loans and certain investments in securities and limited partnerships to us. In addition, Jefferies transferred its investment in Foursight, a subsidiary of Jefferies, to us. These transfers were accomplished as a capital contribution from Jefferies, and since we are under common control, these loans and investments and the assets and liabilities of Foursight were recorded at their carrying amounts. As a result of these transfers, our total assets increased by $1.27 billion, total liabilities increased by $800.4 million and total equity increased by $476.5 million in our Consolidated Statement of Financial Condition. Included in the total assets increase is cash, cash equivalents and restricted cash transferred of approximately $60.3 million included as financing activities in our Consolidated Statement of Cash Flows for the six months ended May 31, 2022.
The transferred securities and limited partnership interests are subsequently accounted for in accordance with our existing accounting policies for Financial instruments owned and Loans to and investments in related parties. Certain transferred loans have been classified within Other assets in our Consolidated Statement of Financial Condition and are accounted for at amortized cost as the transfer did not qualify as an event upon which the fair value option for these loans could be elected. Principal transactions revenues related to the change in fair value of the investments classified in Financial instruments owned, at fair value, Other revenue related to our share of the investees’ earnings for investments classified in Loans to and investments in related parties and interest income on transferred loans are included within our results of operations as of the period beginning December 1, 2021 in our Consolidated Statement of Financial Condition and, accordingly, for the three and six months ended May 31, 2022 in our Consolidated Statement of Earnings.
From December 1, 2021, Foursight is consolidated by us. Foursight is engaged primarily in automobile lending. The net assets of Foursight in our Consolidated Statement of Financial Condition consist primarily of automobile loans classified within Receivables—Fees, interest and other and are accounted for at amortized cost, with a provision for current expected credit losses, and Other secured financings. The results of operations of Foursight, which consist primarily of Interest income, Other revenues related to servicing activities and operating expenses are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three and six months ended May 31, 2022 in our Consolidated Statement of Earnings.
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
During the six months ended May 31, 2022, there were no significant changes made to the Company’s significant accounting policies except as follows.
Credit Losses on Certain Financial Assets Measured at Amortized Cost
On December 1, 2021, Jefferies transferred its investment in Foursight, a subsidiary of Jefferies, to us. Foursight is engaged primarily in automobile lending. At May 31, 2022, we had automobile loans, including accrued interest and related fees, of $872.5 million, which are classified as either held for investment or held for sale depending on the intent to hold the underlying collateral and which are collateralized by a security interest in the vehicles’ titles. Automobile loans held for investment consisted of approximately 17.2% with credit scores 680 and above, 47.2% with scores between 620 and 679 and 35.6% with scores below 620 at May 31, 2022. These loans are included in Receivables—fees, interest and other in our Consolidated Statements of Financial Condition and are not carried at fair value. The automobile loans have a fair value of $906.2 million at May 31, 2022, which would be classified as Level 3 in the fair value hierarchy.
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
A rollforward of the allowance for credit losses related to our automobile loans for the three and six months ended May 31, 2022 is as follows (in thousands):

	Three Months Ended May 31, 2022	Six Months Ended May 31, 2022
Beginning balance (1)	$70,109	$67,236
Provision for doubtful accounts	8,935	16,480
Charge-offs, net of recoveries	(3,384)	(8,056)
Ending balance	$75,660	$75,660
(1)The beginning balance for the six months ended May 31, 2022 is at December 1, 2021 and is related to Jefferies’ transfer of its investment in Foursight to us.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 3. Fair Value Disclosures
The following is a summary of our financial assets and liabilities that are accounted for at fair value on a recurring basis, excluding Investments at fair value based on net asset value (“NAV”) of $1.31 billion and $1.01 billion at May 31, 2022 and November 30, 2021, respectively, by level within the fair value hierarchy (in thousands):

	May 31, 2022
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting (1)	Total
Assets:
Financial instruments owned:
Corporate equity securities	$3,726,638	$99,694	$199,468	$—	$4,025,800
Corporate debt securities	—	3,231,454	20,813	—	3,252,267
Collateralized debt obligations and collateralized loan obligations	—	323,627	49,858	—	373,485
U.S. government and federal agency securities	2,549,972	32,268	—	—	2,582,240
Municipal securities	—	630,483	—	—	630,483
Sovereign obligations	1,061,291	1,001,175	—	—	2,062,466
Residential mortgage-backed securities	—	1,591,820	1,059	—	1,592,879
Commercial mortgage-backed securities	—	343,744	1,870	—	345,614
Other asset-backed securities	—	202,509	84,778	—	287,287
Loans and other receivables	—	2,824,872	137,752	—	2,962,624
Derivatives	9,495	3,100,102	26,919	(2,728,416)	408,100
Investments at fair value	—	4,311	118,319	—	122,630
Total financial instruments owned, excluding Investments at fair value based on NAV	$7,347,396	$13,386,059	$640,836	$(2,728,416)	$18,645,875
Securities received as collateral	$1,322	$—	$—	$—	$1,322

Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$1,801,924	$32,488	$3,749	$—	$1,838,161
Corporate debt securities	—	2,308,815	401	—	2,309,216
U.S. government and federal agency securities	3,471,943	—	—	—	3,471,943
Sovereign obligations	1,371,769	902,107	—	—	2,273,876
Residential mortgage-backed securities	—	1,010	—	—	1,010
Commercial mortgage-backed securities	—	—	385	—	385
Loans	—	2,465,974	18,283	—	2,484,257
Derivatives	2,172	4,016,075	101,916	(2,884,536)	1,235,627
Total financial instruments sold, not yet purchased	$6,647,808	$9,726,469	$124,734	$(2,884,536)	$13,614,475
Other secured financings	$—	$—	$2,362	$—	$2,362
Obligation to return securities received as collateral	$1,322	$—	$—	$—	$1,322
Long-term debt	$—	$877,667	$739,353	$—	$1,617,020
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
The following tables present information about our investments in entities that have the characteristics of an investment company (in thousands):

	May 31, 2022
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$482,004	$—
Equity Funds (3)	57,760	41,191
Commodity Funds (4)	25,461	—
Multi-asset Funds (5)	418,397	—
Other Funds (6)	321,378	15,963
Total	$1,305,000	$57,154

	November 30, 2021
	Fair Value (1)	Unfunded Commitments
Equity Long/Short Hedge Funds (2)	$466,231	$—
Equity Funds (3)	32,412	10,593
Commodity Funds (4)	24,401	—
Multi-asset Funds (5)	390,224	—
Other Funds (6)	99,054	36,090
Total	$1,012,322	$46,683
(1)Where fair value is calculated based on NAV, fair value has been derived from each of the funds’ capital statements.
(2)This category includes investments in hedge funds that invest, long and short, primarily in both public and private equity securities in domestic and international markets. At May 31, 2022 and November 30, 2021, approximately 63% and 74%, respectively, are redeemable quarterly with 90 days prior written notice on December 31, 2021. At May 31, 2022 and November 30, 2021, approximately 32% and 21%, respectively, of the fair value of investments in this category cannot be redeemed because these investments include restrictions that do not allow for redemption before November 30, 2023. The remaining investments are redeemable quarterly with 60 days prior written notice.

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
(4)This category includes investments in a hedge fund that invests, long and short, primarily in commodities. These investments are redeemable quarterly with 60 days prior written notice.
(5)This category includes investments in hedge funds that invest, long and short, primarily in multi-asset securities in domestic and international markets in both the public and private sectors. At May 31, 2022 and November 30, 2021, investments representing approximately 77% and 78%, respectively, of the fair value of investments are redeemable monthly with 60 days prior written notice. At May 31, 2022 and November 30, 2021, approximately 16% and 22%, respectively, of the fair value of investments are redeemable quarterly with 90 days prior written notice. At May 31, 2022, the remaining investments cannot be redeemed because these investments include restrictions that do not allow for redemption before April 1, 2024.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Rollforwards
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2022 (in thousands):

	Three Months Ended May 31, 2022
	Balance at February 28, 2022	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2022	For instruments still held at May 31, 2022, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$108,156	$39,854	$67,540	$(13,415)	$—	$—	$(2,667)	$199,468	$39,634	$—
Corporate debt securities	42,358	3,550	38,141	(47,025)	(12,604)	—	(3,607)	20,813	(849)	—
CDOs and CLOs	45,219	877	13,264	(28,037)	(1,466)	—	20,001	49,858	(1,798)	—
Sovereign obligations	23	—	—	—	—	—	(23)	—	—	—
RMBS	1,186	(47)	—	—	(80)	—	—	1,059	(17)	—
CMBS	3,732	(439)	—	—	—	—	(1,423)	1,870	—	—
Other ABS	62,382	(781)	21,501	(1,688)	(12,296)	—	15,660	84,778	(1,065)	—
Loans and other receivables	137,942	(3,764)	15,598	(23,603)	(108)	—	11,687	137,752	(4,764)	—
Investments at fair value	125,824	(265)	37	—	(7,277)	—	—	118,319	(265)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$5,666	$(234)	$(1,533)	$—	$—	$—	$(150)	$3,749	$(350)	$—
Corporate debt securities	7,308	(3,588)	(16,091)	14,584	—	—	(1,812)	401	5	—
Sovereign obligations	1,159	—	—	—	—	—	(1,159)	—	—	—
CMBS	315	—	—	70	—	—	—	385	—	—
Loans	11,541	10	(1,911)	1,089	—	—	7,554	18,283	119	—
Net derivatives (2)	47,770	(9,100)	(1,559)	—	(8,262)	—	46,148	74,997	9,903	—
Other secured financings	32,377	—	—	—	(30,015)	—	—	2,362	—	—
Long-term debt	794,460	(146,261)	—	—	(4,950)	76,443	19,661	739,353	114,362	31,899
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
Analysis of Level 3 Assets and Liabilities for the Three Months Ended May 31, 2022
During the three months ended May 31, 2022, transfers of assets of $51.3 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $20.0 million, Other ABS of $15.8 million and Loans and other receivables of $15.1 million due to reduced pricing transparency.
During the three months ended May 31, 2022, transfers of assets of $11.7 million from Level 3 to Level 2 are primarily attributed to:
•Corporate debt securities of $3.6 million, Loans and other receivables of $3.4 million and Corporate equity securities of $3.1 million due to greater pricing transparency supporting classification into Level 2.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three months ended May 31, 2022, transfers of liabilities of $98.2 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $66.2 million, structured notes within Long-term debt of $23.0 million and Loans of $9.1 million due to reduced pricing and market transparency.
During the three months ended May 31, 2022, transfers of liabilities of $28.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $20.0 million and structured notes within Long-term debt of $3.3 million due to greater market and pricing transparency.
Net gains on Level 3 assets were $39.0 million and net gains on Level 3 liabilities were $159.2 million for the three months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and Corporate debt securities, partially offset by decreases in Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt.
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2022 (in thousands):

	Six Months Ended May 31, 2022
	Balance at November 30, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2022	For instruments still held at May 31, 2022, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$76,082	$46,237	$86,544	$(13,839)	$—	$—	$4,444	$199,468	$45,978	$—
Corporate debt securities	11,803	5,631	16,463	(18,345)	(9)	—	5,270	20,813	2,381	—
CDOs and CLOs	31,944	254	31,245	(37,305)	(5,033)	—	28,753	49,858	(1,304)	—
RMBS	1,477	(111)	—	(204)	(103)	—	—	1,059	(57)	—
CMBS	2,333	(463)	—	—	—	—	—	1,870	(29)	—
Other ABS	93,524	835	37,797	(17,238)	(22,812)	—	(7,328)	84,778	1,324	—
Loans and other receivables	74,585	(9,814)	90,616	(25,983)	(229)	—	8,577	137,752	(9,726)	—
Investments at fair value	34,557	26,165	72,315	—	(14,718)	—	—	118,319	26,235	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,635	$(3,592)	$(2,344)	$5,050	$—	$—	$—	$3,749	$3,009	$—
Corporate debt securities	482	(11)	(70)	—	—	—	—	401	5	—
CMBS	210	—	—	175	—	—	—	385	—	—
Loans	15,770	(15)	(12,315)	10,194	(87)	—	4,736	18,283	104	—
Net derivatives (2)	67,769	(88,018)	(1,559)	—	—	21,024	75,781	74,997	86,050	—
Other secured financings	25,905	—	—	—	(23,543)	—	—	2,362	—	—
Long-term debt	881,732	(240,698)	—	—	—	100,195	(1,876)	739,353	175,615	65,083
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Analysis of Level 3 Assets and Liabilities for the Six Months Ended May 31, 2022
During the six months ended May 31, 2022, transfers of assets of $64.7 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•CDOs and CLOs of $28.8 million, Other ABS of $14.0 million, Loans and other receivables of $9.7 million, Corporate debt securities of $6.7 million and Corporate equity securities of $5.6 million due to reduced pricing transparency.
During the six months ended May 31, 2022, transfers of assets of $25.0 million from Level 3 to Level 2 are primarily attributed to:
•Other ABS of $21.4 million due to greater pricing transparency supporting classification into Level 2.
During the six months ended May 31, 2022, transfers of liabilities of $122.6 million from Level 2 to Level 3 of the fair value hierarchy are primarily attributed to:
•Net derivatives of $80.8 million, structured notes within Long-term debt of $37.0 million and Loans of $4.8 million due to reduced pricing and market transparency.
During the six months ended May 31, 2022, transfers of liabilities of $44.0 million from Level 3 to Level 2 of the fair value hierarchy are primarily attributed to:
•Structured notes within Long-term debt of $38.9 million and Net derivatives of $5.0 million due to greater market and pricing transparency.
Net gains on Level 3 assets were $68.7 million and net gains on Level 3 liabilities were $332.3 million for the six months ended May 31, 2022. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities and Investments at fair value, partially offset by decreases in Loans and other receivables. Net gains on Level 3 liabilities were primarily due to decreased valuations of structured notes within Long-term debt and certain derivatives.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the three months ended May 31, 2021 (in thousands):

	Three Months Ended May 31, 2021
	Balance at February 28, 2021	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2021	For instruments still held at May 31, 2021, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$83,278	$12,057	$448	$(24,561)	$—	$—	$502	$71,724	$(911)	$—
Corporate debt securities	6,811	1,292	4,116	(5,870)	(132)	—	1,768	7,985	963	—
CDOs and CLOs	25,894	6,557	4,287	(29,324)	(1,072)	—	20,124	26,466	2,888	—
RMBS	21,692	205	—	—	(612)	—	(15,252)	6,033	(36)	—
CMBS	2,671	201	—	—	(1,696)	—	—	1,176	(824)	—
Other ABS	60,594	3,575	12,835	(1,099)	(14,408)	—	9,058	70,555	819	—
Loans and other receivables	79,055	1,981	26,948	(8,070)	(156)	—	19,792	119,550	(127)	—
Investments at fair value	45,472	(4,037)	133	—	(1,183)	—	—	40,385	(4,037)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,443	$42	$(23)	$—	$—	$—	$—	$4,462	$(40)	$—
Corporate debt securities	1,571	(22)	(665)	27	—	—	16	927	(38)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	14,916	(7)	(637)	6,330	44	—	(257)	20,389	(167)	—
Net derivatives (2)	305,506	(8,965)	(36)	33,715	593	—	(103,755)	227,058	8,372	—
Other secured financings	2,168	—	—	—	—	325	—	2,493	—	—
Long-term debt	723,115	15,986	—	—	—	28,565	27,432	795,098	3,057	(19,043)
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
The following is a summary of changes in fair value of our financial assets and liabilities that have been categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2021 (in thousands):

	Six Months Ended May 31, 2021
	Balance at November 30, 2020	Total gains/losses (realized and unrealized) (1)	Purchases	Sales	Settlements	Issuances	Net transfers into/ (out of) Level 3	Balance at May 31, 2021	For instruments still held at May 31, 2021, changes in unrealized gains/(losses) included in:
									Earnings (1)	Other comprehensive income (1)
Assets:
Financial instruments owned:
Corporate equity securities	$75,797	$14,329	$8,288	$(37,297)	$—	$—	$10,607	$71,724	$(653)	$—
Corporate debt securities	23,146	2,466	4,370	(5,960)	(132)	—	(15,905)	7,985	1,492	—
CDOs and CLOs	10,513	9,695	16,510	(27,251)	(1,142)	—	18,141	26,466	6,808	—
RMBS	21,826	33	799	(784)	(1,126)	—	(14,715)	6,033	88	—
CMBS	2,003	158	1,119	(393)	(1,696)	—	(15)	1,176	(740)	—
Other ABS	79,995	6,373	34,476	(27,647)	(26,465)	—	3,823	70,555	1,158	—
Loans and other receivables	77,042	4,312	37,431	(50,556)	(273)	—	51,594	119,550	878	—
Investments at fair value	67,108	(2,098)	133	(23,575)	(1,183)	—	—	40,385	(3,989)	—
Liabilities:
Financial instruments sold, not yet purchased:
Corporate equity securities	$4,434	$64	$(23)	$—	$—	$—	$(13)	$4,462	$(62)	$—
Corporate debt securities	141	1,349	(563)	—	—	—	—	927	(414)	—
CMBS	35	—	(35)	35	—	—	—	35	—	—
Loans	16,635	1,441	(6,872)	8,817	—	—	368	20,389	(884)	—
Net derivatives (2)	26,017	16,813	(82)	66,304	506	—	117,500	227,058	(17,358)	—
Other secured financings	1,543	—	—	—	—	950	—	2,493	—	—
Long-term debt	676,028	41,064	—	—	—	50,295	27,711	795,098	20,565	(61,629)
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
Net gains on Level 3 assets were $35.5 million and net losses on Level 3 liabilities were $60.7 million for the six months ended May 31, 2021. Net gains on Level 3 assets were primarily due to increased market values across Corporate equity securities, CDOs and CLOs, Other ABS, Loans and other receivables and Corporate debt securities. Net losses on Level 3 liabilities were primarily due to increased valuations of structured notes within Long-term debt and certain derivatives.
Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements at May 31, 2022 and November 30, 2021
The tables below present information on the valuation techniques, significant unobservable inputs and their ranges for our financial assets and liabilities, subject to threshold levels related to the market value of the positions held, measured at fair value on a recurring basis with a significant Level 3 balance. The range of unobservable inputs could differ significantly across different firms given the range of products across different firms in the financial services sector. The inputs are not representative of the inputs that could have been used in the valuation of any one financial instrument (i.e., the input used for valuing one financial instrument within a particular class of financial instruments may not be appropriate for valuing other financial instruments within that given class). Additionally, the ranges of inputs presented below should not be construed to represent uncertainty regarding the fair values of our financial instruments; rather, the range of inputs is reflective of the differences in the underlying characteristics of the financial instruments in each category.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

May 31, 2022
Financial Instruments Owned:	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input(s)	Input / Range			Weighted Average
Corporate equity securities	$199,468
Non-exchange-traded securities		Market approach	Price	$1	-	$366	$80
Corporate debt securities	$20,813	Market approach	Price	$23			—
			EBITDA multiple	3.3			—
		Scenario analysis	Estimated recovery percentage	6%			—
CDOs and CLOs	$49,858	Discounted cash flows	Constant prepayment rate	20%			—
			Constant default rate	2%			—
			Loss severity	70%			—
			Discount rate/yield	10%	-	22%	19%
		Market approach	Price	$69	-	$102	$92
CMBS	$1,870	Scenario analysis	Estimated recovery percentage	81%			—
Other ABS	$66,623	Discounted cash flows	Constant default rate	2%			—
			Loss severity	88%			—
			Discount rate/yield	5%	-	17%	12%
			Cumulative loss rate	5%	-	21%	17%
			Duration (years)	0.8	-	1.6	1.3
		Market approach	Price	$37			—
Loans and other receivables	$137,752	Market approach	Price	$7	-	$136	$108
		Scenario analysis	Estimated recovery percentage	5%	-	94%	35%
Derivatives	$18,755
Equity options		Volatility benchmarking	Volatility	53%			—
Interest rate swaps		Market approach	Basis points upfront	2.8	-	11.1	6.7
Investments at fair value	$118,319
Private equity securities		Market approach	Price	$1	-	$15,852	$548
Financial Instruments Sold, Not Yet Purchased:
Corporate equity securities	$3,749
Non-exchange-traded securities		Market approach	Price	$1			—
Loans	$18,283	Market approach	Price	$91			—
		Scenario analysis	Estimated recovery percentage	5%			—
Derivatives	$97,612
Equity options		Volatility benchmarking	Volatility	29%	-	63%	49%
Interest rate swaps		Market approach	Basis points upfront	2.8	-	11.1	6.7
Total return swaps			Price	$99			—
Other secured financings	$2,362	Scenario analysis	Estimated recovery percentage	13%	-	36%	29%
Long-term debt
Structured notes	$739,353	Market approach	Price	$52	-	$108	$75
			Price	€60	-	€102	€80

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
The fair values of certain Level 3 assets and liabilities that were determined based on third-party pricing information, unadjusted past transaction prices or a percentage of the reported enterprise fair value are excluded from the above tables. At May 31, 2022 and November 30, 2021, asset exclusions consisted of $27.4 million and $14.3 million, respectively, primarily comprised of other ABS, certain derivatives, corporate equity securities, loans and other receivables and RMBS. At May 31, 2022 and November 30, 2021, liability exclusions consisted of $5.1 million and $2.2 million, respectively, primarily comprised of certain derivatives, corporate debt securities and CMBS.

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
•Non-exchange-traded securities, corporate debt securities, CDOs and CLOs, loans and other receivables, other ABS, private equity securities, certain derivatives and structured notes using a market approach valuation technique. A significant increase (decrease) in the price of the private equity securities, non-exchange-traded securities, corporate debt securities, CDOs and CLOs, other ABS, loans and other receivables, total return swaps and structured notes would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the EBITDA multiple related to corporate debt securities would result in a significantly higher (lower) fair value measurement. Depending on whether we are a receiver or (payer) of basis points upfront, a significant increase in basis points would result in a significant increase (decrease) in the fair value measurement of interest rate swaps.
•Corporate debt securities, loans and other receivables, CMBS, private equity securities and other secured financings using scenario analysis. A significant increase (decrease) in the possible recovery rates of the cash flow outcomes underlying the financial instrument would result in a significantly higher (lower) fair value measurement for the financial instrument.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following is a summary of gains (losses) due to changes in instrument-specific credit risk on loans, other receivables and debt instruments and gains (losses) due to other changes in fair value on Long-term debt measured at fair value under the fair value option (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Financial instruments owned:
Loans and other receivables	$(1,478)	$15,520	$(1,294)	$23,259
Financial instruments sold, not yet purchased:
Loans	$(882)	$(363)	$(4,889)	$(363)
Long-term debt:
Changes in instrument-specific credit risk (1)	$42,886	$(32,247)	$94,133	$(122,898)
Other changes in fair value (2)	161,381	6,846	255,932	86,113
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
The following is a summary of the amounts by which contractual principal is greater than (less than) fair value for loans and other receivables, Other secured financings and Long-term debt measured at fair value under the fair value option (in thousands):

	May 31, 2022	November 30, 2021
Financial instruments owned:
Loans and other receivables (1)	$5,703,268	$5,600,648
Loans and other receivables on nonaccrual status and/or 90 days or greater past due (1) (2)	143,521	64,203
Long-term debt	317,452	(38,391)
Other secured financings	2,913	3,432
(1)Interest income is recognized separately from other changes in fair value and is included in Interest revenues in our Consolidated Statements of Earnings.
(2)Amounts include loans and other receivables 90 days or greater past due by which contractual principal exceeds fair value of $109.7 million and $19.7 million at May 31, 2022 and November 30, 2021, respectively.
The aggregate fair value of loans and other receivables on nonaccrual status and/or 90 days or greater past due was $164.4 million and $56.9 million at May 31, 2022 and November 30, 2021, respectively, which includes loans and other receivables 90 days or greater past due of $33.3 million and $23.5 million at May 31, 2022 and November 30, 2021, respectively.
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
The following tables present the fair value and related number of derivative contracts at May 31, 2022 and November 30, 2021 categorized by type of derivative contract and the platform on which these derivatives are transacted. The fair value of assets/liabilities represents our receivable/payable for derivative financial instruments, gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting arrangements, such balances are presented net in our Consolidated Statements of Financial Condition as appropriate under U.S. GAAP and 2) the extent to which other rights of setoff associated with these arrangements exist and could have an effect on our financial position (in thousands, except contract amounts).

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	May 31, 2022 (1)
	Assets		Liabilities
	Fair Value	Number of Contracts (2)	Fair Value	Number of Contracts (2)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cleared OTC	$—	—	$152,090	3
Foreign exchange contracts:
Bilateral OTC	51,845	5	—	—
Total derivatives designated as accounting hedges	51,845		152,090

Derivatives not designated as accounting hedges:
Interest rate contracts:
Exchange-traded	9,052	76,999	2,015	41,098
Cleared OTC	691,397	3,974	541,001	3,875
Bilateral OTC	528,364	819	944,289	851
Foreign exchange contracts:
Bilateral OTC	500,922	11,847	512,817	11,879
Equity contracts:
Exchange-traded	1,005,732	1,363,436	766,134	1,397,278
Bilateral OTC	281,493	4,656	1,122,597	5,305
Commodity contracts:
Exchange-traded	66	1,365	36	1,534
Credit contracts:
Cleared OTC	32,646	95	41,949	95
Bilateral OTC	34,999	14	37,235	13
Total derivatives not designated as accounting hedges	3,084,671		3,968,073
Total gross derivative assets/ liabilities:
Exchange-traded	1,014,850		768,185
Cleared OTC	724,043		735,040
Bilateral OTC	1,397,623		2,616,938
Amounts offset in our Consolidated Statements of Financial Condition (3):
Exchange-traded	(764,932)		(764,932)
Cleared OTC	(719,960)		(735,040)
Bilateral OTC	(1,243,524)		(1,384,564)
Net amounts per Consolidated Statements of Financial Condition (4)	$408,100		$1,235,627
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table provides information related to gains (losses) recognized in Interest expense in our Consolidated Statements of Earnings related to fair value hedges (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2022	2021	2022	2021
Interest rate swaps	$(100,415)	$(1,671)	$(144,413)	$(45,462)
Long-term debt	105,041	5,215	155,583	52,026
Total	$4,626	$3,544	$11,170	$6,564
The following table provides information related to gains (losses) on our net investment hedges recognized in Currency translation and other adjustments, a component of Other comprehensive income (loss), in our Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2022	2021	2022	2021
Foreign exchange contracts	$73,498	$(21,906)	$62,560	$(63,406)
Total	$73,498	$(21,906)	$62,560	$(63,406)
The following table presents unrealized and realized gains (losses) on derivative contracts recognized in Principal transactions revenues in our Consolidated Statements of Earnings, which are utilized in connection with our client activities and our economic risk management activities (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Gains (Losses)	2022	2021	2022	2021
Interest rate contracts	$(87,871)	$21,364	$(129,463)	$(20,760)
Foreign exchange contracts	(112,157)	24,243	(109,533)	71,273
Equity contracts	(16,776)	(3,315)	194,161	(93,012)
Commodity contracts	2,232	1,754	424	2,563
Credit contracts	7,013	(2,864)	11,445	(2,043)
Total	$(207,559)	$41,182	$(32,966)	$(41,979)
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
OTC Derivatives. The following tables set forth by remaining contract maturity the fair value of OTC derivative assets and liabilities at May 31, 2022 (in thousands):

	OTC Derivative Assets (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$15,292	$3,514	$—	$(14,945)	$3,861
Credit default swaps	—	8	4,177	(8)	4,177
Total return swaps	69,436	39,246	46	(9,812)	98,916
Foreign currency forwards, swaps and options	120,957	3,836	284	(3,128)	121,949
Fixed income forwards	30,634	—	—	—	30,634
Interest rate swaps, options and forwards	67,393	351,584	29,597	(114,610)	333,964
Total	$303,712	$398,188	$34,104	$(142,503)	593,501
Cross product counterparty netting					(19,797)
Total OTC derivative assets included in Financial instruments owned					$573,704
(1)At May 31, 2022, we held net exchange-traded derivative assets and other credit agreements with a fair value of $249.9 million, which are not included in this table.
(2)OTC derivative assets in the table above are gross of collateral received. OTC derivative assets are recorded net of collateral received in our Consolidated Statements of Financial Condition. At May 31, 2022, cash collateral received was $415.5 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

	OTC Derivative Liabilities (1) (2) (3)
	0 – 12 Months	1 – 5 Years	Greater Than 5 Years	Cross-Maturity Netting (4)	Total
Equity options and forwards	$78,364	$393,463	$22,849	$(14,945)	$479,731
Credit default swaps	—	594	8,717	(8)	9,303
Total return swaps	387,018	122,606	100	(9,812)	499,912
Foreign currency forwards, swaps and options	81,886	3,192	49	(3,128)	81,999
Fixed income forwards	845	—	—	—	845
Interest rate swaps, options and forwards	64,166	351,796	428,428	(114,610)	729,780
Total	$612,279	$871,651	$460,143	$(142,503)	1,801,570
Cross product counterparty netting					(19,797)
Total OTC derivative liabilities included in Financial instruments sold, not yet purchased					$1,781,773
(1)At May 31, 2022, we held net exchange-traded derivative liabilities and other credit agreements with a fair value of $25.5 million, which are not included in this table.
(2)OTC derivative liabilities in the table above are gross of collateral pledged. OTC derivative liabilities are recorded net of collateral pledged in our Consolidated Statements of Financial Condition. At May 31, 2022, cash collateral pledged was $571.6 million.
(3)Derivative fair values include counterparty netting within product category.
(4)Amounts represent the netting of receivable balances with payable balances for the same counterparty within product category across maturity categories.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the counterparty credit quality with respect to the fair value of our OTC derivative assets at May 31, 2022 (in thousands):

Counterparty credit quality (1):
A- or higher	$371,914
BBB- to BBB+	36,799
BB+ or lower	73,680
Unrated	91,311
Total	$573,704
(1)We utilize internal credit ratings determined by our Risk Management department. Credit ratings determined by Risk Management use methodologies that produce ratings generally consistent with those produced by external rating agencies.
Credit Related Derivative Contracts
The external credit ratings of the underlyings or referenced assets for our written credit related derivative contracts (in millions):

	May 31, 2022
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2,428.4	$898.9	$—	$3,327.3
Single name credit default swaps	—	—	0.2	0.2

	November 30, 2021
	External Credit Rating
	Investment Grade	Non-investment Grade	Unrated	Total Notional
Credit protection sold:
Index credit default swaps	$2,612.0	$1,298.8	$—	$3,910.8
Single name credit default swaps	—	17.6	0.2	17.8

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

	May 31, 2022	November 30, 2021
Derivative instrument liabilities with credit-risk-related contingent features	$411.7	$821.5
Collateral posted	(112.6)	(160.5)
Collateral received	138.0	369.3
Return of and additional collateral required in the event of a credit rating downgrade below investment grade (1)	437.1	1,030.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value by class of collateral pledged (in thousands):

	May 31, 2022
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Cash	$2,360	$—	$—	$2,360
Corporate equity securities	1,548,640	420,284	1,322	1,970,246
Corporate debt securities	264,308	2,072,975	—	2,337,283
Mortgage-backed and asset-backed securities	—	1,585,022	—	1,585,022
U.S. government and federal agency securities	55,398	8,680,828	—	8,736,226
Municipal securities	—	444,268	—	444,268
Sovereign obligations	5,728	3,256,207	—	3,261,935
Loans and other receivables	—	1,228,714	—	1,228,714
Total	$1,876,434	$17,688,298	$1,322	$19,566,054

	November 30, 2021
	Securities Lending Arrangements	Repurchase Agreements	Obligation to Return Securities Received as Collateral, at Fair Value	Total
Collateral Pledged:
Corporate equity securities	$1,160,916	$150,602	$7,289	$1,318,807
Corporate debt securities	321,356	2,684,458	—	3,005,814
Mortgage-backed and asset-backed securities	—	1,209,442	—	1,209,442
U.S. government and federal agency securities	6,348	8,426,536	—	8,432,884
Municipal securities	—	413,073	—	413,073
Sovereign obligations	37,101	2,422,901	—	2,460,002
Loans and other receivables	—	712,388	—	712,388
Total	$1,525,721	$16,019,400	$7,289	$17,552,410
The following tables set forth the carrying value of securities lending arrangements, repurchase agreements and obligation to return securities received as collateral, at fair value, by remaining contractual maturity (in thousands):

	May 31, 2022
	Overnight and Continuous	Up to 30 Days	31-90 Days	Greater than 90 Days	Total
Securities lending arrangements	$1,088,631	$107,370	$285,165	$395,268	$1,876,434
Repurchase agreements	9,267,240	2,549,573	2,363,392	3,508,093	17,688,298
Obligation to return securities received as collateral, at fair value	1,322	—	—	—	1,322
Total	$10,357,193	$2,656,943	$2,648,557	$3,903,361	$19,566,054

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
We receive securities as collateral under resale agreements, securities borrowing transactions and customer margin loans. We also receive securities as collateral in connection with securities-for-securities transactions in which we are the lender of securities. In many instances, we are permitted by contract to rehypothecate the securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending transactions, satisfy margin requirements on derivative transactions or cover short positions. At May 31, 2022 and November 30, 2021, the approximate fair value of securities received as collateral by us that may be sold or repledged was $30.16 billion and $31.97 billion, respectively. At May 31, 2022 and November 30, 2021, a substantial portion of the securities received by us had been sold or repledged.
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

	May 31, 2022
	Gross Amounts	Netting in Consolidated Statement of Financial Condition	Net Amounts in Consolidated Statement of Financial Condition	Additional Amounts Available for Setoff (1)	Available Collateral (2)	Net Amount (3)
Assets:
Securities borrowing arrangements	$6,312,320	$—	$6,312,320	$(416,770)	$(1,328,320)	$4,567,230
Reverse repurchase agreements	14,269,387	(9,524,408)	4,744,979	(469,355)	(4,140,956)	134,668
Securities received as collateral, at fair value	1,322	—	1,322	—	(1,322)	—
Liabilities:
Securities lending arrangements	$1,876,434	$—	$1,876,434	$(416,770)	$(1,433,026)	$26,638
Repurchase agreements	17,688,298	(9,524,408)	8,163,890	(469,355)	(7,318,621)	375,914
Obligation to return securities received as collateral, at fair value	1,322	—	1,322	—	(1,322)	—

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
(3)Amounts include $4.50 billion of securities borrowing arrangements for which we have received securities collateral of $4.32 billion, and $360.0 million of repurchase agreements, for which we have pledged securities collateral of $371.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
(4)Amounts include $4.51 billion of securities borrowing arrangements for which we have received securities collateral of $4.35 billion, and $765.0 million of repurchase agreements, for which we have pledged securities collateral of $781.8 million, which are subject to master netting agreements, but we have not determined the agreements to be legally enforceable.
Cash and Securities Segregated and on Deposit for Regulatory Purposes or Deposited with Clearing and Depository Organizations
Cash and securities segregated in accordance with regulatory regulations and deposited with clearing and depository organizations totaled $962.6 million and $1.02 billion at May 31, 2022 and November 30, 2021, respectively. Segregated cash and securities consist of deposits in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, which subjects Jefferies LLC as a broker-dealer carrying customer accounts to requirements related to maintaining cash or qualified securities in segregated special reserve bank accounts for the exclusive benefit of its customers.
Other Assets
Restricted cash, which is comprised of cash reserve balances required by securitization agreements and cash collections associated with automobile loans pledged to warehouse credit facilities, is included in Other assets in our Consolidated Statement of Financial Condition at May 31, 2022. These restricted cash balances are held by trustees and are distributed monthly by the trustees per the various securitization and warehouse credit facility agreements. Restricted cash may also include amounts related to pre-funding arrangements put in place for securitizations, which are funds that remain in an escrow account managed by a trustee until we pledge additional automobile loans to meet the collateral requirements of the related notes, at which time the funds become available for our use.

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
The following table presents activity related to our securitizations that were accounted for as sales in which we had continuing involvement (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Transferred assets	$2,462.0	$3,146.5	$3,542.6	$6,730.0
Proceeds on new securitizations	2,513.4	3,146.5	3,594.0	6,729.6
Cash flows received on retained interests	6.5	5.1	15.4	11.1
We have no explicit or implicit arrangements to provide additional financial support to these SPEs, have no liabilities related to these SPEs and do not have any outstanding derivative contracts executed in connection with these securitization activities at May 31, 2022 and November 30, 2021.
The following tables summarize our retained interests in SPEs where we transferred assets and have continuing involvement and received sale accounting treatment (in millions):

	May 31, 2022		November 30, 2021
Securitization Type	Total Assets	Retained Interests	Total Assets	Retained Interests
U.S. government agency RMBS	$255.2	$3.7	$330.2	$4.9
U.S. government agency CMBS	2,549.5	180.1	2,201.8	69.2
CLOs	4,676.1	37.0	3,382.3	31.0
Consumer and other loans	2,626.9	142.0	2,271.4	136.4
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Consolidated VIEs
The following table presents information about our consolidated VIEs at May 31, 2022 and November 30, 2021 (in millions). The assets and liabilities in the tables below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	May 31, 2022		November 30, 2021
	Secured Funding Vehicles	Other	Secured Funding Vehicles	Other
Cash	$—	$—	$3.8	$—
Financial instruments owned	—	37.8	173.1	146.4
Securities purchased under agreements to resell (1)	2,172.6	—	3,697.1	—
Receivables from brokers (2)	—	30.5	—	40.6
Other receivables	668.2	—	0.6	—
Other assets (3)	117.4	—	—	—
Total assets	$2,958.2	$68.3	$3,874.6	$187.0
Financial instruments sold, not yet purchased	$—	$6.9	$—	$109.1
Other secured financings (4)	2,916.3	—	3,828.6	—
Payables to broker dealers	—	—	44.2	—
Other liabilities (5)	3.5	60.6	1.8	75.3
Total liabilities	$2,919.8	$67.5	$3,874.6	$184.4
(1)Securities purchased under agreements to resell primarily represent amounts due under collateralized transactions on related consolidated entities, which are eliminated in consolidation.
(2)Approximately $1.4 million and $1.2 million of receivables from brokers at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
(3)Approximately $63.5 million of the other assets at May 31, 2022 represent intercompany receivables with related consolidated entities, which are eliminated in consolidation.
(4)Approximately $252.6 million and $36.7 million of the other secured financings at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities and are eliminated in consolidation.
(5)Approximately $60.6 million and $75.3 million of the other liabilities amounts at May 31, 2022 and November 30, 2021, respectively, are with related consolidated entities, which are eliminated in consolidation.
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
At May 31, 2022, we are the primary beneficiary of automobile loan financing vehicles to which we transfer automobile loans, act as servicer of the automobile loans for a fee and retain equity interests in the vehicles. The assets of these VIEs consist primarily of automobile loans, which are accounted for as loans held for investment at amortized cost and included within Receivables—fees, interest and other on the Consolidated Statement of Financial Condition. The liabilities of these VIEs consist of notes issued by the VIEs, which are accounted for at amortized cost and included within Other secured financings on the Consolidated Statement of Financial Condition and do not have recourse to our general credit. The automobile loans are pledged as collateral for the related notes and available only for the benefit of the note holders.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nonconsolidated VIEs
The following tables present information about our variable interests in nonconsolidated VIEs (in millions):

	May 31, 2022
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$367.6	$0.8	$2,731.9	$7,954.0
Asset-backed vehicles	472.8	—	579.1	4,871.8
Related party private equity vehicles	28.4	—	39.1	81.7
Other investment vehicles	1,354.8	—	1,455.8	13,766.7
Total	$2,223.6	$0.8	$4,805.9	$26,674.2

	November 30, 2021
	Carrying Amount		Maximum Exposure to Loss	VIE Assets
	Assets	Liabilities
CLOs	$582.2	$2.0	$2,557.1	$10,277.5
Asset-backed vehicles	281.9	—	359.3	3,474.6
Related party private equity vehicles	27.1	—	37.8	78.9
Other investment vehicles	907.6	—	908.5	12,536.8
Total	$1,798.8	$2.0	$3,862.7	$26,367.8
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Related Party Private Equity Vehicles. We committed to invest in private equity funds, (the “JCP Funds”, including JCP Fund V (see Note 8, Investments)) managed by Jefferies Capital Partners, LLC (the “JCP Manager”). Additionally, we committed to invest in the general partners of the JCP Funds (the “JCP General Partners”) and the JCP Manager. Our variable interests in the JCP Funds, JCP General Partners and JCP Manager (collectively, the “JCP Entities”) consist of equity interests that, in total, provide us with limited and general partner investment returns of the JCP Funds, a portion of the carried interest earned by the JCP General Partners and a portion of the management fees earned by the JCP Manager. At both May 31, 2022 and November 30, 2021, our total equity commitment in the JCP Entities was $133.0 million, of which $122.3 million had been funded. The carrying value of our equity investments in the JCP Entities was $28.4 million and $27.1 million at May 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. The assets of the JCP Entities primarily consist of private equity and equity related investments.
Other Investment Vehicles. At May 31, 2022 and November 30, 2021, we had equity commitments to invest $1.10 billion and $760.0 million, respectively, in various other investment vehicles, of which $998.3 million and $759.1 million was funded, respectively. The carrying value of our equity investments was $1.35 billion and $907.6 million at May 31, 2022 and November 30, 2021, respectively. Our exposure to loss is limited to the total of our carrying value and unfunded equity commitment. These investment vehicles have assets primarily consisting of private and public equity investments, debt instruments, trade and insurance claims and various oil and gas assets.
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
At May 31, 2022 and November 30, 2021, we held $1.58 billion and $1.31 billion of agency mortgage-backed securities, respectively, and $205.8 million and $253.9 million of non-agency mortgage-backed and other asset-backed securities, respectively, as a result of our secondary trading and market-making activities, and underwriting, placement and structuring activities. Our maximum exposure to loss on these securities is limited to the carrying value of our investments in these securities. These mortgage-backed and other asset-backed secured funding vehicles discussed are not included in the above table containing information about our variable interests in nonconsolidated VIEs.

Note 8. Investments
At May 31, 2022, we had investments in JFIN Parent LLC (“Jefferies Finance”) and Berkadia. We hold an equity interest in JFIN Parent LLC and Jefferies Finance LLC is a direct subsidiary of JFIN Parent LLC. Our investments in Jefferies Finance and Berkadia have been accounted for under the equity method and have been included in Loans to and investments in related parties in our Consolidated Statements of Financial Condition with our share of the investees’ earnings recognized in Other revenues in our Consolidated Statements of Earnings. We have limited partnership interests of 11% and 50% in Jefferies Capital Partners V L.P. and the Jefferies SBI USA Fund L.P. (together, “JCP Fund V”), respectively, which are private equity funds managed by a team led by one of our directors and our Chairman of the Executive Committee.
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
At May 31, 2022, we and MassMutual each had equity commitments to Jefferies Finance of $750.0 million, for a combined total commitment of $1.50 billion. The equity commitment is reduced quarterly based on our share of any undistributed earnings from Jefferies Finance and the commitment is increased only to the extent the share of such earnings are distributed. At May 31, 2022, our remaining commitment to Jefferies Finance was $15.4 million. The investment commitment is scheduled to expire on March 1, 2023 with automatic one year extensions absent a 60 days termination notice by either party.
Jefferies Finance has executed a Secured Revolving Credit Facility with us and MassMutual, to be funded equally, to support loan underwritings by Jefferies Finance, which bears interest based on the interest rates of the related Jefferies Finance underwritten loans and is secured by the underlying loans funded by the proceeds of the facility. The total Secured Revolving Credit Facility is a committed amount of $500.0 million at May 31, 2022. Advances are shared equally between us and MassMutual. The facility is scheduled to mature on March 1, 2023 with automatic one year extensions absent a 60 days termination notice by either party. At May 31, 2022, we had funded $0.0 million of our $250.0 million commitment. The following summarizes the activity included in our Consolidated Statements of Earnings related to the facility (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Interest income	$0.3	$1.1	$0.4	$1.4
Unfunded commitment fees	0.3	0.2	0.6	0.5
The following is a summary of selected financial information for Jefferies Finance (in millions):

	May 31, 2022	November 30, 2021
Our total equity balance	$730.0	$707.4

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net earnings (loss)	$(9.1)	$83.3	$48.4	$144.6

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following summarizes activity related to our other transactions with Jefferies Finance (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Origination and syndication fee revenues (1)	$41.9	$145.4	$156.8	$215.7
Origination fee expenses (1)	11.4	20.5	27.3	32.8
CLO placement fee revenues (2)	1.2	1.3	1.9	3.7
Underwriting fees (3)	—	—	—	0.5
Service fees (4)	15.8	14.0	65.8	45.5
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
(2)We act as a placement agent for CLOs managed by Jefferies Finance, for which we recognized fees, which are included in Investment banking revenues in our Consolidated Statements of Earnings. At May 31, 2022 and November 30, 2021, we held securities issued by CLOs managed by Jefferies Finance, which are included in Financial instruments owned, at fair value.
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
Receivables from Jefferies Finance, included in Other assets in our Consolidated Statements of Financial Condition, were $3.0 million and $26.2 million at May 31, 2022 and November 30, 2021, respectively. At May 31, 2022 and November 30, 2021, payables to Jefferies Finance, related to cash deposited with us and included in Payables to customers in our Consolidated Statements of Financial Condition, were $0.8 million and $8.5 million, respectively.
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
The following is a summary of selected financial information for Berkadia (in millions):

	May 31, 2022	November 30, 2021
Our total equity balance	$427.9	$373.4

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net earnings	$85.8	$68.1	$172.2	$134.8

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
We received distributions from Berkadia on our equity interest as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Distributions	$22.0	$0.2	$22.2	$0.5
At May 31, 2022 and November 30, 2021, we had commitments to purchase $361.0 million and $425.6 million, respectively, of agency CMBS from Berkadia.
JCP Fund V
The amount of our investments in JCP Fund V included in Financial instruments owned, at fair value in our Consolidated Statements of Financial Condition was $26.9 million and $25.4 million at May 31, 2022 and November 30, 2021, respectively. We account for these investments at fair value based on the NAV of the funds provided by the fund managers (see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021). The following summarizes the results from these investments which are included in Principal transactions revenues in our Consolidated Statements of Earnings (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Net gains from our investments in JCP Fund V	$2.3	$5.0	$3.2	$4.5
At both May 31, 2022 and November 30, 2021, we were committed to invest equity of up to $85.0 million in JCP Fund V. At both May 31, 2022 and November 30, 2021, our unfunded commitment relating to JCP Fund V was $8.7 million.
The following is a summary of the Net change in net assets resulting from operations for 100.0% of JCP Fund V, in which we owned effectively 35.2% at May 31, 2022 of the combined equity interests (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Net increase (decrease) in net assets resulting from operations (1)	$7,534	$(3,159)	$14,315	$(1,024)
(1)Financial information for JCP Fund V within our results of operations for the three and six months ended May 31, 2022 and 2021 is included based on the presented periods.
Asset Management Investments
We have investments in various asset management entities with an aggregate carrying amount of $186.3 million at May 31, 2022. These equity method investments consist of our shares in Monashee, an investment management company, registered investment advisor and general partner of various investment management funds and provide us with a 50% voting rights interest and the rights to distributions of 47.5% of the annual net profits of Monashee’s operations if certain thresholds are met. These investments also consist of membership interests and limited partnership interests of approximately 15% in the Oak Hill investment management company and registered investment adviser and the Oak Hill general partner entity, which is entitled to carried interest from certain Oak Hill managed funds. A portion of the carrying amount of these investments relates to contract and customer relationship and client relationship intangible assets and goodwill. The intangible assets are amortized over their useful life and the goodwill is not amortized. Our proportionate share of the allocated net profits of the investments are reported within Other revenues in the Consolidated Statement of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
ApiJect
At May 31, 2022, we owned shares which represent a 38% economic interest in ApiJect. Our investment in ApiJect is accounted for at fair value by electing the fair value option available under U.S. GAAP and is included within corporate equity securities in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. During the three months ended May 31, 2022, in connection with ApiJect’s issuance of additional equity to third party investors, we purchased additional common shares of ApiJect and obtained a right to 1.125% of ApiJect’s future revenues for cash consideration of $25.0 million. In addition, we converted our $25.0 million term loan agreement into additional common shares. At May 31, 2022, the total fair value of our equity investment in common shares of ApiJect is $100.1 million, which is calibrated based on this last funding round during the three months ended May 31, 2022 and included within Level 3 of the fair value hierarchy. Additionally, we received warrants to purchase up to 950,000 shares of common stock at any time or from time to time on or before April 15, 2032. For both the three and six months ended May 31, 2022, the change in fair value of our equity investments in ApiJect was a mark-to-market gain of $37.3 million.
We also have a term loan agreement with a principal of ApiJect for $25.0 million maturing on July 30, 2022. The loan is accounted for at cost plus accrued interest and is reported within Other assets in our Consolidated Statement of Financial Condition. Interest income of $0.6 million and $1.1 million was recognized related to the loan for the three and six months ended May 31, 2022, respectively, and is recognized in Interest revenues in our Consolidated Statement of Earnings. The loan has a fair value of $27.7 million at May 31, 2022, which would be classified as Level 3 in the fair value hierarchy.

Note 9. Goodwill and Intangible Assets
Goodwill
Goodwill, which is all attributed to our Investment Banking and Capital Markets reportable business segment, amounted to $1.64 billion and $1.65 billion at May 31, 2022 and November 30, 2021, respectively.
The following table is a summary of the changes to goodwill for the six months ended May 31, 2022 (in thousands):

Balance at November 30, 2021	$1,645,317
Currency translation and other adjustments	(5,340)
Balance at May 31, 2022	$1,639,977

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Intangible Assets
Intangible assets are included in Other assets in our Consolidated Statements of Financial Condition. The following tables present the gross carrying amount, changes in carrying amount, net carrying amount and weighted average amortization period of identifiable intangible assets at May 31, 2022 and November 30, 2021 (dollars in thousands):

	May 31, 2022			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,147	$(86,608)	$38,539	8.8
Trade name	127,885	(33,855)	94,030	25.8
Exchange and clearing organization membership interests and registrations	7,554	—	7,554	N/A
Total	$260,586	$(120,463)	$140,123

	November 30, 2021			Weighted average remaining lives (years)
	Gross cost	Accumulated amortization	Net carrying amount
Customer relationships	$125,921	$(83,979)	$41,942	9.0
Trade name	128,753	(32,244)	96,509	26.3
Exchange and clearing organization membership interests and registrations	7,732	—	7,732	N/A
Total	$262,406	$(116,223)	$146,183
Amortization Expense
For finite life intangible assets, aggregate amortization expense amounted to $2.0 million and $5.0 million for the three and six months ended May 31, 2022, respectively, and $3.0 million and $6.0 million for the three and six months ended May 31, 2021, respectively. These expenses are included in Other expenses in our Consolidated Statements of Earnings.
The estimated future amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of fiscal year 2022	$4,129
Year ending November 30, 2023	8,258
Year ending November 30, 2024	8,258
Year ending November 30, 2025	8,258
Year ending November 30, 2026	8,258

Note 10. Short-Term Borrowings
Short-term borrowings at May 31, 2022 and November 30, 2021 mature in one year or less and include the following (in thousands):

	May 31, 2022	November 30, 2021
Bank loans (1)	$347,381	$215,063
Floating rate puttable notes (1)	6,800	6,800
Total short-term borrowings	$354,181	$221,863
(1)These Short-term borrowings are recorded at cost in our Consolidated Statements of Financial Condition, which is a reasonable approximation of their fair values due to their liquid and short-term nature.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At May 31, 2022, the weighted average interest rate on short-term borrowings outstanding is 2.17% per annum.
At May 31, 2022 and November 30, 2021, our borrowings under credit facilities classified within bank loans in Short-term borrowings in our Consolidated Statements of Financial Condition were $345.0 million and $200.0 million, respectively. Our borrowings include credit facilities that contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2022, we were in compliance with all covenants under these credit facilities.

Note 11. Long-Term Debt
The following summarizes our long-term debt carrying values (including unamortized discounts and premiums, valuation adjustments and debt issuance costs, where applicable) (in thousands):

	Maturity	Effective Interest Rate	May 31, 2022	November 30, 2021
Unsecured long-term debt:
1.000% Euro Medium Term Notes	July 19, 2024	1.00%	$535,932	$564,985
4.850% Senior Notes (1)	January 15, 2027	4.93%	728,582	775,550
6.450% Senior Debentures	June 8, 2027	5.46%	365,253	366,556
4.150% Senior Notes	January 23, 2030	4.26%	991,016	990,525
2.750% Senior Notes (1)	October 15, 2032	2.85%	409,167	460,724
6.250% Senior Debentures	January 15, 2036	6.03%	505,033	505,267
6.500% Senior Notes	January 20, 2043	6.09%	409,702	409,926
2.625% Senior Notes (1)	October 15, 2031	2.73%	932,107	988,059
Floating Rate Senior Notes	October 29, 2071	0.59%	61,709	61,703
Unsecured Credit Facility	August 3, 2023	2.31%	349,263	348,951
Structured notes (2)	Various	Various	1,617,020	1,843,598
Total unsecured long-term debt			6,904,784	7,315,844
Secured long-term debt
Secured Credit Facilities			822,035	623,982
Secured Bank Loan			100,000	100,000
Total long-term debt (3)			$7,826,819	$8,039,826
(1)The carrying values of these senior notes include net gains of $155.6 million and $52.0 million in the six months ended May 31, 2022 and 2021, respectively, associated with interest rate swaps based on designation as fair value hedges. See Note 4, Derivative Financial Instruments, for further information.
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
(3)The Total Long-term debt has a fair value of $7.72 billion and $8.64 billion at May 31, 2022 and November 30, 2021, respectively, which would be classified as Level 2 and Level 3 in the fair value hierarchy.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the six months ended May 31, 2022, long-term debt decreased by $213.0 million to $7.83 billion at May 31, 2022, as presented in our Consolidated Statements of Financial Condition, primarily due to fair value changes in our structured notes and gains on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $170.5 million and $115.1 million of net issuances related to our secured credit facilities. At May 31, 2022, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. Gains and losses in the fair value of structured notes resulting from non-credit components are recognized within Other adjustments on the Consolidated Statements of Cash Flow.
At May 31, 2022 and November 30, 2021, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statements of Financial Condition amounted to $1.17 billion and $972.9 million, respectively. Interest on these credit facilities is based on adjusted London Interbank Offered Rate (“LIBOR”) rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2022, we were in compliance with all covenants under theses credit facilities.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At both May 31, 2022 and November 30, 2021, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statements of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At May 31, 2022, we were in compliance with all covenants under the Secured Bank Loan.

Note 12. Revenues from Contracts with Customers
The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Revenues from contracts with customers:
Commissions and other fees	$254,861	$222,643	$484,314	$459,581
Investment banking	601,215	1,000,700	1,546,263	2,004,362
Asset management fees	3,300	2,315	15,869	9,228
Total revenue from contracts with customers	859,376	1,225,658	2,046,446	2,473,171
Other sources of revenue:
Principal transactions	223,357	325,059	483,383	1,116,278
Revenue from strategic affiliates	10,829	12,252	37,811	42,722
Interest	242,420	206,958	455,210	425,979
Other	42,608	66,769	108,399	127,357
Total revenues	$1,378,590	$1,836,696	$3,131,249	$4,185,507

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by major business activity and primary geographic regions (in thousands):

	Three Months Ended May 31,						Six Months Ended May 31,
	2022			2021			2022			2021
	Reportable Segment			Reportable Segment			Reportable Segment			Reportable Segment
	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total	Investment Banking and Capital Markets	Asset Management	Total
Major business activity:
Investment banking - Advisory	$371,760	$—	$371,760	$390,508	$—	$390,508	$915,529	$—	$915,529	$701,947	$—	$701,947
Investment banking - Underwriting	229,455	—	229,455	610,192	—	610,192	630,734	—	630,734	1,302,415	—	1,302,415
Equities (1)	251,433	—	251,433	219,855	—	219,855	477,501	—	477,501	453,394	—	453,394
Fixed income (1)	3,428	—	3,428	2,788	—	2,788	6,813	—	6,813	6,187	—	6,187
Asset management	—	3,300	3,300	—	2,315	2,315	—	15,869	15,869	—	9,228	9,228
Total	$856,076	$3,300	$859,376	$1,223,343	$2,315	$1,225,658	$2,030,577	$15,869	$2,046,446	$2,463,943	$9,228	$2,473,171
Primary geographic region:
Americas	$683,804	$3,300	$687,104	$962,556	$2,011	$964,567	$1,620,874	$15,869	$1,636,743	$1,989,472	$8,595	$1,998,067
Europe	106,392	—	106,392	196,891	304	197,195	272,564	—	272,564	360,628	633	361,261
Asia Pacific	65,880	—	65,880	63,896	—	63,896	137,139	—	137,139	113,843	—	113,843
Total	$856,076	$3,300	$859,376	$1,223,343	$2,315	$1,225,658	$2,030,577	$15,869	$2,046,446	$2,463,943	$9,228	$2,473,171
(1)Revenues from contracts with customers associated with the equities and fixed income businesses primarily represent commissions and other fee revenue.
Refer to Note 17, Segment Reporting, for a further discussion on the allocation of revenues to geographic regions.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at May 31, 2022. Investment banking advisory fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at May 31, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
During the three and six months ended May 31, 2022, we recognized $18.9 million and $52.6 million, respectively, compared with $20.9 million and $41.4 million, during the three and six months ended May 31, 2021, respectively, of revenue related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. In addition, during the three and six months ended May 31, 2022, we recognized $6.6 million and $10.1 million, respectively, compared with $5.6 million and $8.5 million, during the three and six months ended May 31, 2021, respectively, of revenues primarily associated with distribution services, a portion of which relates to prior periods.
Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.
Our deferred revenue primarily relates to retainer and milestone fees received in investment banking advisory engagements where the performance obligation has not yet been satisfied. Deferred revenues at May 31, 2022 and November 30, 2021 were $3.0 million and $14.9 million, respectively, which are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. During the three and six months ended May 31, 2022, we recognized revenues of $2.5 million and $13.7 million, respectively, compared with $3.1 million and $5.0 million, during the three and six months ended May 31, 2021, respectively, that were recorded as deferred revenue at the beginning of the periods.
We had receivables related to revenues from contracts with customers of $149.0 million and $232.6 million at May 31, 2022 and November 30, 2021, respectively. We estimate an allowance for credit losses on our investment banking fee receivables using a provisioning matrix based on the shared risk characteristics and historical loss experience for such receivables. In some instances, we may adjust the allowance calculated based on the provision matrix to incorporate a specific allowance based on the unique credit risk profile of a receivable. The provisioning matrix is periodically updated to reflect changes in the underlying portfolio's credit characteristics and most recent historical loss data.
The allowance for credit losses on our investment banking fee receivables for the three and six months ended May 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Beginning balance	$4,509	$14,011	$4,824	$19,788
Adjustment for change in accounting principle for current expected credit losses	—	—	—	(3,594)
Bad debt expense, net of reversals	499	396	839	1,022
Charge-offs	—	(47)	(50)	(472)
Recoveries collected	(138)	(1,704)	(743)	(4,088)
Ending balance (1)	$4,870	$12,656	$4,870	$12,656
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
At May 31, 2022 and November 30, 2021, capitalized costs to fulfill a contract were $1.5 million and $1.6 million, respectively, which are recorded in Receivables—Fees, interest and other in our Consolidated Statements of Financial Condition. For the three and six months ended May 31, 2022, we recognized expenses of $0.7 million and $1.5 million, respectively, compared with $0.8 million and $1.8 million, during the three and six months ended May 31, 2021, respectively, related to costs to fulfill a contract that were capitalized as of the beginning of the period. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended May 31, 2022 and 2021.

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
The components of total compensation cost associated with certain of our compensation plans are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Components of compensation cost:
Restricted cash awards	$29.9	$52.9	$62.0	$102.0
Stock options and Stock appreciation rights	—	1.9	—	41.3
Restricted stock and RSUs (1)	10.7	4.4	17.8	8.6
Profit sharing plan	2.3	1.3	7.6	5.3
Total compensation cost	$42.9	$60.5	$87.4	$157.2
(1)Total compensation cost associated with restricted stock and restricted stock units (“RSUs”) includes the amortization of sign-on, retention and senior executive awards, less forfeitures and clawbacks.
Remaining unamortized amounts related to certain compensation plans at May 31, 2022 are as follows (dollars in millions):

	Remaining Unamortized Amounts	Weighted Average Vesting Period (in Years)
Non-vested share-based awards	$91.6	4
Restricted cash awards (1)	279.8	3
Total	$371.4
(1)The remaining unamortized amount is included within Other assets in our Consolidated Statement of Financial Condition.
For detailed descriptions on the Company’s compensation plans, see Note 16, Compensation Plans, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021.

Note 14. Income Taxes
In the first quarter of fiscal 2022, we changed our accounting policy election as it relates to where we record interest accrued on unrecognized tax benefits in order to align our accounting policy and income statement presentation with that of Jefferies. Beginning with the first quarter of fiscal 2022, we record interest on unrecognized tax benefits as a component of the provision for income taxes and reported financial information for historical comparable periods has not been revised. Prior to fiscal 2022, interest on unrecognized tax benefits was recorded in Interest expense in our Consolidated Statements of Earnings. In addition, penalties, if any, are recognized in the provision for income taxes. This change did not have a material impact on our consolidated financial statements and has no impact on Net earnings in our historical periods.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At May 31, 2022 and November 30, 2021, our total gross unrecognized tax benefits were $290.7 million and $198.9 million, respectively. The increase is primarily attributable to the inclusion of $80.7 million of accrued interest at May 31, 2022 related to the change in accounting policy discussed above. At May 31, 2022 and November 30, 2021, we had interest accrued of approximately $80.7 million and $74.3 million, respectively, included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition. The total amount of unrecognized benefits that, if recognized, would favorably affect the effective tax rate was $229.9 million and $157.8 million (net of Federal benefit) at May 31, 2022 and November 30, 2021, respectively.
We are currently under examination by a number of taxing jurisdictions. Though we do not expect that resolution of these examinations will have a material effect on our consolidated financial position, they may have a material impact on our consolidated results of operations for the period in which resolution occurs.
The table below summarizes the earliest tax years that remain subject to examination in the major tax jurisdictions in which we operate:

Jurisdiction	Tax Year
United States	2018
New York State	2001
New York City	2006
United Kingdom	2020
Hong Kong	2016
Germany	2017
For the six months ended May 31, 2022, the provision for income taxes was $142.9 million, equating to an effective tax rate of 22.8%. For the six months ended May 31, 2021, the provision for income taxes was $288.2 million, equating to an effective tax rate of 26.2%.

Note 15. Commitments, Contingencies and Guarantees
Commitments
The following table summarizes our commitments at May 31, 2022 (in millions):

	Expected Maturity Date (fiscal years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Maximum Payout
Equity commitments (1)	$291.7	$27.2	$2.4	$4.1	$168.3	$493.7
Loan commitments (1)	4.0	267.6	—	70.0	—	341.6
Underwriting commitments	72.3	—	—	—	—	72.3
Forward starting reverse repos (2)	10,774.6	—	—	—	—	10,774.6
Forward starting repos (2)	5,632.5	—	—	—	—	5,632.5
Other unfunded commitments (1)	—	109.0	346.1	—	—	455.1
Total commitments	$16,775.1	$403.8	$348.5	$74.1	$168.3	$17,769.8
(1)Equity, loan and other unfunded commitments are presented by contractual maturity date. The amounts, however, are available on demand.
(2)At May 31, 2022, all except $5.7 million within forward starting securities purchased under agreements to resell and all except $3.6 million of the forward starting securities sold under agreements to repurchase settled within three business days.
Equity Commitments. Includes a commitment to invest in our joint venture, Jefferies Finance, and commitments to invest in private equity funds and in Jefferies Capital Partners, LLC, the manager of the private equity funds, which consists of a team led by one of our directors and Chairman of the Executive Committee. At May 31, 2022, our outstanding commitments relating to Jefferies Capital Partners, LLC and its private equity funds were $10.7 million.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
See Note 8, Investments, for additional information regarding our investments in Jefferies Finance.
Additionally, at May 31, 2022, we had outstanding equity commitments to invest up to $70.8 million in the Oak Hill entities, $350.0 million to strategic affiliates and $46.8 million in various other investments.
Loan Commitments. From time to time we make commitments to extend credit to investment banking and other clients in loan syndication and acquisition finance, and to strategic affiliates. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. At May 31, 2022, we had $91.6 million of outstanding loan commitments to clients.
Loan commitments outstanding at May 31, 2022 also include our portion of the outstanding secured revolving credit facility provided to Jefferies Finance, to support loan underwritings by Jefferies Finance. See Note 8, Investments, for additional information.
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
The following table summarizes the notional amounts associated with our derivative contracts meeting the definition of a guarantee under U.S. GAAP at May 31, 2022 (in millions):

	Expected Maturity Date (Fiscal Years)
	2022	2023	2024 and 2025	2026 and 2027	2028 and Later	Notional/ Maximum Payout
Guarantee Type:
Derivative contracts—non-credit related	$12,365.3	$9,290.1	$9,364.9	$1,619.7	$107.0	$32,747.0
Written derivative contracts—credit related	—	—	0.2	—	—	0.2
Total derivative contracts	$12,365.3	$9,290.1	$9,365.1	$1,619.7	$107.0	$32,747.2
The derivative contracts deemed to meet the definition of a guarantee under U.S. GAAP are before consideration of hedging transactions and only reflect a partial or “one-sided” component of any risk exposure. Written equity options and written credit default swaps are often executed in a strategy that is in tandem with long cash instruments (e.g., equity and debt securities). We substantially mitigate our exposure to market risk on these contracts through hedges, such as other derivative contracts and/or cash instruments, and we manage the risk associated with these contracts in the context of our overall risk management framework. We believe notional amounts overstate our expected payout and that fair value of these contracts is a more relevant measure of our obligations. At May 31, 2022, the fair value of derivative contracts meeting the definition of a guarantee is approximately $600.7 million.
Standby Letters of Credit. At May 31, 2022, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $7.6 million, with a weighted average maturity of approximately one year. Standby letters of credit commit us to make payment to the beneficiary if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Since commitments associated with these collateral instruments may expire unused, the amount shown does not necessarily reflect the actual future cash funding requirement.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. JFSI, a registered swap dealer, is subject to the CFTC’s regulatory capital requirements and holds regulatory capital in excess of the minimum regulatory requirement. Additionally, JFSI is registered as a security-based swap dealer with the SEC and is subject to the SEC’s security-based swap dealer regulatory rules. Further, JFSI is approved by the SEC as an OTC derivatives dealer, and is subject to compliance with the SEC’s net capital requirements. As a security-based swap dealer and swap dealer, JFSI is subject to the net capital requirements of the SEC, CFTC and the NFA, as a member of the NFA. JFSI is required to maintain minimum net capital, as defined under SEC Rule 18a-1 of not less than the greater of 2% of the risk margin amount, as defined, or $20 million.
At May 31, 2022, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,880,057	$1,772,937
JFSI	344,410	324,410
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Note 17. Segment Reporting
We operate in two reportable business segments: (1) Investment Banking and Capital Markets and (2) Asset Management. The Investment Banking and Capital Markets reportable business segment includes our securities, commodities, futures and foreign exchange capital markets activities and investment banking business, which is composed of financial advisory and underwriting activities. The Investment Banking and Capital Markets reportable business segment provides the sales, trading, origination and advisory effort for various fixed income, equity and advisory products and services. The Asset Management reportable business segment provides investment management services to investors in the U.S. and overseas and invests capital in hedge funds, separately managed accounts, third-party asset managers and other alternative investments.
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
Our net revenues, non-interest expenses and earnings before income taxes by reportable business segment are summarized below (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Investment Banking and Capital Markets:
Net revenues	$1,098.4	$1,573.1	$2,580.2	$3,531.9
Non-interest expenses	910.4	1,146.4	1,971.3	2,562.6
Earnings before income taxes	$188.0	$426.7	$608.9	$969.3
Asset Management:
Net revenues	$31.1	$44.3	$91.1	$214.9
Non-interest expenses	30.1	41.7	74.1	83.7
Earnings before income taxes	$1.0	$2.6	$17.0	$131.2
Total:
Net revenues	$1,129.5	$1,617.4	$2,671.3	$3,746.8
Non-interest expenses	940.5	1,188.1	2,045.4	2,646.3
Earnings before income taxes	$189.0	$429.3	$625.9	$1,100.5
The following table summarizes our total assets by reportable business segment (in millions):

	May 31, 2022	November 30, 2021
Investment Banking and Capital Markets	$49,837.8	$51,697.4
Asset Management	3,318.5	3,071.5
Total assets	$53,156.3	$54,768.9

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Americas (1)	$839.5	$1,255.3	$2,050.6	$3,005.9
Europe (2)	213.3	289.4	468.3	588.2
Asia Pacific	76.7	72.7	152.4	152.7
Net revenues	$1,129.5	$1,617.4	$2,671.3	$3,746.8
(1)Substantially all relates to U.S. results.
(2)Substantially all relates to U.K. and Germany results.

Note 18. Related Party Transactions
Officers, Directors and Employees. The following sets forth information regarding related party transactions with our officers, directors and employees:
•At May 31, 2022 and November 30, 2021, we had $20.8 million and $23.1 million, respectively, of loans outstanding to certain of our officers and employees (none of whom are executive officers or directors) that are included in Other assets in our Consolidated Statements of Financial Condition.
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
Jefferies. The following is a description of our related party transactions with Jefferies and its affiliates:
•We provide services to and receive services from Jefferies under service agreements (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Charges to Jefferies for services provided	$5.8	$8.3	$13.2	$23.9
Charges from Jefferies for services received	2.9	8.5	8.0	18.4
•We also provide investment banking and capital markets services to Jefferies and its affiliates. The following table presents the revenues earned by type of services provided (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Investment banking	$0.4	$10.5	$0.4	$24.1
Commissions and other fees	0.3	0.2	0.6	0.5

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•Receivables from and payables to Jefferies, included in Other assets and Accrued expenses and other liabilities, respectively, in our Consolidated Statements of Financial Condition (in millions):

	May 31, 2022	November 30, 2021
Receivable from Jefferies	$0.5	$0.3
Payable to Jefferies	4.9	10.9
•During the six months ended May 31, 2022, we paid distributions of $363.8 million to Jefferies, based on our results for the six months ended February 28, 2022. At May 31, 2022, we have accrued a distribution payable of $70.0 million, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Condition, based on our results for the three months ended May 31, 2022.
•Pursuant to a tax sharing agreement entered into between us and Jefferies, payments are made between us and Jefferies to settle current tax receivables and payables. At May 31, 2022 and November 30, 2021, we had net current tax receivables from Jefferies of $80.1 million and $130.6 million, respectively, included in Other assets, in our Consolidated Statements of Financial Condition. In May 2022, we made a payment of $45.0 million to Jefferies, which increased the cumulative net current tax receivable.
•We purchase securities from and sell securities to Jefferies, at fair value (in millions). There were no gains or losses on these transactions.

	Three Months Ended May 31, 2021	Six Months Ended May 31, 2021
Securities purchased from Jefferies	$8.0	$17.1
Securities sold to Jefferies	—	0.5
•At May 31, 2022 and November 30, 2021, we have a payable to an entity of Jefferies totaling $0.9 million and $0.5 million, respectively, included in Payables—customers, in our Consolidated Statements of Financial Condition.
•In connection with foreign exchange contracts entered into under a prime brokerage agreement with an affiliate of Jefferies, we have $0.6 million and $0.7 million at May 31, 2022 and November 30, 2021, respectively, included in Payables—brokers, dealers and clearing organizations, in our Consolidated Statements of Financial Condition.
•We enter into OTC foreign exchange contracts with a subsidiary of Jefferies. Net gains (losses) relating to these contracts, which are included in Principal transactions revenues in our Consolidated Statements of Earnings, are as follows (in millions):

	Three Months Ended May 31, 2021	Six Months Ended May 31, 2021
Net gains on foreign exchange contracts	$—	$0.1
•In connection with our capital markets activities, from time to time we make a market in long-term debt securities of Jefferies (i.e., we buy and sell debt securities issued by Jefferies). At May 31, 2022 and November 30, 2021, approximately $3.0 million and $2.3 million, respectively, of debt issued by Jefferies is included in Financial instruments owned, at fair value, in our Consolidated Statements of Financial Condition.
•We have entered into an investment management agreement whereby Monashee provides asset management services to us for certain separately managed accounts. Our net investment balance in the separately managed accounts was $8.9 million and $13.6 million at May 31, 2022 and November 30, 2021, respectively, for which we recognized losses of $0.3 million and $2.4 million for the three and six months ended May 31, 2022, respectively, compared with losses of $2.5 million and $0.1 million for the three and six months ended May 31, 2021, respectively, which are recorded in Principal transactions revenues in our Consolidated Statement of Earnings. We also recorded management fees of $0.1 million and $0.3 million for the three and six months ended May 31, 2022, respectively, compared with $(0.2) million and $0.3 million for the three and six months ended May 31, 2021, respectively, which are included in Floor brokerage and clearing fees in our Consolidated Statements of Earnings.

JEFFERIES GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
•We owned limited partnership interests in certain Oak Hill managed funds of $4.4 million at May 31, 2022, which are measured at the NAV of the funds and included within Investments at fair value in Financial instruments owned, at fair value, in our Consolidated Statement of Financial Condition. Changes in the fair value of the investments in the funds are reported within Principal transactions revenues in our Consolidated Statement of Earnings.
•We have a sublease agreement with an affiliate of Jefferies for office space. Payments received from this affiliate for rent and other expenses are as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Payments received	$0.1	$0.2	$0.3	$0.4
For information on transactions with our equity method investees, see Note 8, Investments.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains or incorporates by reference “forward looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements about our future and statements that are not historical facts. These forward looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future development of our business and products. Forward looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward looking statements is contained in this report and other documents we file. You should read and interpret any forward looking statement together with these documents, including the following:
•the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended November 30, 2021 and filed with the Securities and Exchange Commission (“SEC”) on January 28, 2022 and the risk factors update contained in Part II, Item 1A of this report;
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
Our business, by its nature, does not produce predictable or necessarily recurring earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and our own activities and positions. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2021 and the risk factors update contained in Part II, Item 1A of this report.

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
The transferred securities and limited partnership interests are subsequently accounted for in accordance with our existing accounting policies for Financial instruments owned and Loans to and investments in related parties. Certain transferred loans have been classified within Other assets in our Consolidated Statement of Financial Condition and are accounted for at amortized cost as the transfer did not qualify as an event upon which the fair value option for these loans could be elected. Principal transactions revenues related to the change in fair value of the investments classified in Financial instruments owned, at fair value, Other revenue related to our share of the investees’ earnings for investments classified in Loans to and investments in related parties and interest income on transferred loans are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three and six months ended May 31, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
From December 1, 2021, Foursight is consolidated by us. Foursight is engaged primarily in automobile lending. The net assets of Foursight consist primarily of automobile loans classified within Receivables—Fees, interest and other and are accounted for at amortized cost, with a provision for current expected credit losses, and Other secured financings in our Consolidated Statement of Financial Condition. The results of operations of Foursight, which consist primarily of Interest income, Other revenues related to servicing activities and operating expenses are included within our results of operations as of the period beginning December 1, 2021 and, accordingly, for the three and six months ended May 31, 2022.
Overview
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2022	2021		2022	2021
Net revenues	$1,129,525	$1,617,418	(30.2)%	$2,671,299	$3,746,784	(28.7)%
Non-interest expenses	940,489	1,188,119	(20.8)%	2,045,369	2,646,315	(22.7)%
Earnings before income taxes	189,036	429,299	(56.0)%	625,930	1,100,469	(43.1)%
Income tax expense	47,177	110,846	(57.4)%	142,928	288,151	(50.4)%
Net earnings	141,859	318,453	(55.5)%	483,002	812,318	(40.5)%
Net earnings (losses) attributable to noncontrolling interests	1,832	(363)	N/M	1,565	(566)	N/M
Net earnings attributable to Jefferies Group LLC	140,027	318,816	(56.1)%	481,437	812,884	(40.8)%

Effective tax rate	25.0%	25.8%		22.8%	26.2%
N/M — Not Meaningful
Executive Summary
Three Months Ended May 31, 2022
Consolidated Results
•Net revenues for the three months ended May 31, 2022 were $1.13 billion, down 30.2% compared with $1.62 billion for the three months ended May 31, 2021, primarily reflecting lower debt and equity underwriting net revenues, as well as lower fixed income net revenues.
•Earnings before income taxes of $189.0 million were down 56.0% over the prior year comparable quarter.
•Net earnings attributable to Jefferies Group LLC of $140.0 million were similarly down 56.1% over the prior year comparable quarter.
Business Results
•Our investment banking net revenues were $687.0 million for the three months ended May 31, 2022, compared with $1.06 billion in the prior year comparable quarter, on advisory revenues of $371.8 million, as mergers and acquisitions activity remained strong, and slightly below the $390.5 million in the prior year comparable quarter. Underwriting revenues of $229.5 million were down $380.7 million over the prior year comparable quarter, consistent with a reduction in industry-wide deal activity due to a challenging market environment.
•Other investment banking revenues during the three months ended May 31, 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable quarter, primarily due to increased mortgage originations, net revenues from Foursight, which was transferred to us on December 1, 2021 and mark-to-market gains of $46.2 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to more difficult conditions in the leveraged finance market in the current year quarter.
•Our equities net revenues of $254.8 million are 4.9% higher than those of the prior year comparable quarter. This quarter’s revenues benefited from record high commissions as our client franchise continues to grow, partially offset by a challenging trading environment, as our results were impacted by market volatility and global instability.
•Our fixed income net revenues of $161.5 million were down 37.2% compared to the prior year comparable quarter, reflecting lower trading volumes, negatively impacted by widening credit spreads and rising interest rates, in addition to unrealized mark-to-market losses on certain mortgage inventory positions. The prior year comparable quarter results were reflective of particularly strong client activity and robust trading activity.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Overall net revenues in our asset management business were $31.1 million, compared with $44.4 million in the prior year comparable quarter, due to lower asset management fees and revenues and lower investment returns on our capital for the three months ended May 31, 2022, also reflecting the difficult trading environment, as compared with the prior year comparable quarter.
Expenses
•Non-interest expenses of $940.5 million for the three months ended May 31, 2022 decreased $247.6 million, or 20.8%, compared with $1.19 billion for the prior year comparable quarter. The decrease is due to lower compensation and benefits expense, consistent with the decline in net revenues.
•Compensation and benefits expense for the three months ended May 31, 2022 was $533.7 million, a decrease of $256.1 million, or 32.4%, from the prior year comparable quarter. Compensation and benefits expense as a percentage of Net revenues was 47.2% for the three months ended May 31, 2022, compared with 48.8% in the prior year comparable quarter and 47.9% for the year ended November 30, 2021.
•Non-compensation expenses for the three months ended May 31, 2022 was $406.8 million, compared with $398.3 million for the prior year comparable quarter. The increase was primarily due to higher Business development expenses as business travel, conferences and other events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees commensurate with record high equity commission revenues and higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year quarter included expenses related to the operations of Foursight and our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable quarter, which included bad debt expense related to our prime brokerage business. The increase was partially offset by lower Underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.
Six Months Ended May 31, 2022
Consolidated Results
•Net revenues for the six months ended May 31, 2022 of $2.67 billion, our second best six months results, were down 28.7%, compared with an all-time record $3.75 billion for the six months ended May 31, 2021. Results in the current period reflect solid results in investment banking and lower net revenues in equities, fixed income and asset management, as we returned to a more normal trading environment in the beginning of the period and then a more difficult and challenging trading environment in the latter part of the period as compared to the prior year’s record comparable period.
•Earnings before income taxes of $625.9 million, our second best first six months of the year results ever, were down 43.1% over the prior year record comparable period.
•Net earnings attributable to Jefferies Group LLC of $481.4 million, our second best first six months of the year results, were down 40.8% over the prior year record comparable period.
Business Results
•Our investment banking net revenues were $1.69 billion for the six months ended May 31, 2022, compared with $2.12 billion in the prior year record comparable period, on advisory revenues of $915.5 million, as mergers and acquisitions activity were a six months record and an increase of 30.4% over the prior year comparable period. Underwriting revenues of $630.7 million were down $671.7 million, or 51.6%, over the prior year record comparable period, consistent with the substantial reduction in industry-wide deal activity.
•Other investment banking revenues during the six months ended May 31, 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable period, primarily due to increased mortgage originations, net revenues from Foursight, which was transferred to us on December 1, 2021 and mark-to-market gains of $32.5 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to difficult conditions in the leveraged finance market in the current year period.
•Our equities net revenues of $531.9 million are 31.3% lower than the prior year record comparable period, as our current period results were impacted by challenging market conditions for equity trading as a result of market volatility and global instability, as well as significantly reduced activity related to Special Purpose Acquisition Companies (“SPACs”), partially offset by market share gains and ongoing momentum in our client franchise. This compares to all-time record results in predominately all of our equities businesses and across each of our regions during the prior year comparable period.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Our fixed income net revenues of $364.3 million were down 41.3% compared to the prior year comparable period, primarily due to reduced client activity across most products and regions and mark-to-market losses on certain mortgage inventory positions, as increased inflation and interest rate concerns and a slowdown in securitization activity resulted in fewer trading opportunities. The prior year comparable period results were reflective of particularly strong client activity and robust trading activity.
•Overall net revenues in our asset management business were $91.1 million, compared with a record $214.9 million in the prior year record comparable period, due to significantly lower investment returns for the six months ended May 31, 2022, on lower performance by strategies that had exceptionally strong returns during the prior year comparable period.
Expenses
•Non-interest expenses of $2.05 billion for the six months ended May 31, 2022 decreased $600.9 million, or 22.7%, compared with $2.65 billion for the prior year comparable period. The decrease is due to lower compensation and benefits expense, consistent with the decline in net revenues.
•Compensation and benefits expense for the six months ended May 31, 2022 was $1.28 billion, a decrease of $631.8 million, or 33.1%, from the prior year comparable period. Compensation and benefits expense as a percentage of Net revenues was 47.8% for the six months ended May 31, 2022, compared with 51.0% in the prior year comparable period and 47.9% for the year ended November 30, 2021.
•Non-compensation expenses for the six months ended May 31, 2022 increased $30.9 million to $767.5 million, compared with $736.6 million for the prior year comparable period. The increase was primarily due to higher Business development expenses as business travel, conferences and other events increased from the prior year comparable period which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees commensurate with strong equity commission revenues and higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year period included expenses related to the operations of Foursight and our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable period, which included bad debt expenses related to our prime brokerage business and our charitable donations of $7.7 million. This increase was partially offset by lower Underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.
Headcount
•At May 31, 2022, we had 4,825 employees globally, an increase of 704 employees from our headcount of 4,121 at May 31, 2021. Our headcount increased across all regions, primarily as a result of growth in our investment banking businesses, including the addition of approximately 200 employees as a result of the transfer of Foursight from Jefferies to us. The increase was also due to additions in technology and other corporate services staff to support our increased growth and other strategic priorities.
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
On December 1, 2021, we have also expanded the activities of our asset management business to include alternative investment strategies. Previously reported results are presented on a comparable basis in the tables below. Additionally, our other investment banking activities reflect the revenues of Foursight.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary from period to period due to fluctuations in economic and market conditions, and our own performance. The following provides a summary of “Net Revenues by Source” (dollars in thousands):

	Three Months Ended May 31,					Six Months Ended May 31,
	2022		2021			2022		2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change	Amount	% of Net Revenues	Amount	% of Net Revenues	% Change
Advisory	$371,760	32.9%	$390,508	24.1%	(4.8)%	$915,529	34.3%	$701,947	18.7%	30.4%

Equity underwriting	122,435	10.8	324,462	20.1	(62.3)%	278,535	10.4	819,268	21.9	(66.0)%
Debt underwriting	107,020	9.5	285,730	17.7	(62.5)%	352,199	13.2	483,147	12.9	(27.1)%
Total underwriting	229,455	20.3	610,192	37.8	(62.4)%	630,734	23.6	1,302,415	34.8	(51.6)%
Other investment banking	85,746	7.6	56,647	3.5	51.4%	143,880	5.4	110,970	3.0	29.7%
Total investment banking	686,961	60.8	1,057,347	65.4	(35.0)%	1,690,143	63.3	2,115,332	56.5	(20.1)%

Equities	254,807	22.6	242,949	15.0	4.9%	531,854	19.9	773,965	20.7	(31.3)%
Fixed income	161,478	14.3	257,197	15.9	(37.2)%	364,278	13.6	620,556	16.6	(41.3)%
Total capital markets	416,285	36.9	500,146	30.9	(16.8)%	896,132	33.5	1,394,521	37.3	(35.7)%

Other	(4,868)	(0.5)	15,556	1.0	N/M	(6,079)	(0.2)	22,042	0.5	N/M

Total Investment Banking and Capital Markets (1)	1,098,378	97.2	1,573,049	97.3	(30.2)%	2,580,196	96.6	3,531,895	94.3	(26.9)%

Asset management fees and revenues	14,116	1.2	14,567	0.9	(3.1)%	58,618	2.2	51,950	1.4	12.8%
Investment return (2)	30,637	2.7	41,241	2.5	(25.7)%	60,167	2.3	184,777	4.9	(67.4)%
Allocated net interest (2)	(13,606)	(1.1)	(11,439)	(0.7)	18.9%	(27,682)	(1.1)	(21,838)	(0.6)	26.8%
Total Asset Management	31,147	2.8	44,369	2.7	(29.8)%	91,103	3.4	214,889	5.7	(57.6)%

Net revenues	$1,129,525	100.0%	$1,617,418	100.0%	(30.2)%	$2,671,299	100.0%	$3,746,784	100.0%	(28.7)%
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
•the revenues of Foursight, our wholly-owned subsidiary engaged in the lending and servicing of automobile loans; and
•securities and loans received or acquired in connection with our investment banking activities.
The following table sets forth our investment banking revenues (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2022	2021		2022	2021

Advisory	$371,760	$390,508	(4.8)%	$915,529	$701,947	30.4%

Equity underwriting	122,435	324,462	(62.3)%	278,535	819,268	(66.0)%
Debt underwriting	107,020	285,730	(62.5)%	352,199	483,147	(27.1)%
Total underwriting	229,455	610,192	(62.4)%	630,734	1,302,415	(51.6)%
Other investment banking	85,746	56,647	51.4%	143,880	110,970	29.7%
Total investment banking	$686,961	$1,057,347	(35.0)%	$1,690,143	$2,115,332	(20.1)%
The following table sets forth our investment banking activities (dollars in billions):

	Deals Completed				Aggregate Value
	Three Months Ended May 31,		Six Months Ended May 31,		Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Advisory transactions	64	64	196	129	$45.3	$71.1	$184.1	$153.3
Public and private equity and convertible offerings	37	104	84	220	8.1	37.9	20.2	81.7
Public and private debt financings	144	201	320	364	62.3	105.9	150.4	182.6
Three Months Ended May 31, 2022
•Investment banking revenues for the three months ended May 31, 2022 were $687.0 million, compared with $1.06 billion for the three months ended May 31, 2021, as mergers and acquisitions activity remained robust, while underwriting revenues declined, consistent with a reduction in industry-wide deal activity.
•Our advisory revenues were $371.8 million, down $18.7 million, or 4.8%, compared to the prior year comparable quarter, as activity in the mergers and acquisitions markets remained solid, although deals are taking longer on average to close.
•Total underwriting revenues for the three months ended May 31, 2022 were $229.5 million, a decrease of 62.4% from $610.2 million in the prior year comparable quarter, reflecting lower net revenues of $122.4 million in equity underwriting and lower net revenues of $107.0 million in debt underwriting. The decline in our debt and equity underwriting net revenues are consistent with a general slowdown in new issuance as a result of uncertain economic and market conditions.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Other investment banking net revenues were $85.7 million for the three months ended May 31, 2022, compared with net revenues of $56.6 million for the three months ended May 31, 2021. Other investment banking revenues during the three months ended May 31, 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable quarter, primarily due to increased mortgage originations, net revenues from Foursight, which was transferred to us on December 1, 2021 and mark-to-market gains of $46.2 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to more difficult conditions in the leveraged finance market in the current year quarter.
•At May 31, 2022, both the equity and debt new issue markets are very challenged due to market volatility, inflation concerns and global instability. Our investment banking backlog is consistent with last quarter’s strong levels, but execution remains dependent on market conditions. As an indicator of net revenues in a given future period, backlog is subject to limitations. The time frame for the realization of revenues from these expected transactions varies and is influenced by factors we do not control. Transactions not included in our backlog may be completed, and expected transactions may be modified, delayed or cancelled.
Six Months Ended May 31, 2022
•Investment banking revenues for the six months ended May 31, 2022 were $1.69 billion, compared with a record $2.12 billion for the six months ended May 31, 2021, reflecting higher revenues in mergers and acquisitions, which were more than offset by lower revenues in debt and equity underwriting.
•Our advisory revenues were a record of $915.5 million, up $213.6 million, or 30.4%, compared to the prior year comparable period, as activity in the mergers and acquisitions markets remained strong and the number of our completed transactions continued to increase, especially in the first quarter of the current year period.
•Total underwriting revenues for the six months ended May 31, 2022 were $630.7 million, a decrease of 51.6% from a record $1.30 billion in the prior year comparable period, reflecting lower net revenues of $278.5 million in equity underwriting and $352.2 million in debt underwriting. The decline in our debt and equity underwriting net revenues was consistent with the substantial reduction in industry-wide deal activity, including a slowdown in SPAC transactions as compared with the prior year comparable period. The current year period was impacted by the challenging equity and debt markets, while the prior year comparable period results benefited as clients took advantage of the strong equity environment to raise equity capital and as companies took advantage of the low rate environment to access the debt capital markets with high levels of activity in the leveraged loan new issuance markets and record levels of high yield bond refinancing activity.
•Other investment banking net revenues were $143.9 million for the six months ended May 31, 2022, compared with net revenues of $111.0 million for the six months ended May 31, 2021. Other investment banking revenues during the six months ended May 31, 2022 include an increase in our share of the net income of Berkadia compared with the prior year comparable period, primarily due to increased mortgage originations, net revenues from Foursight, which was transferred to us on December 1, 2021 and mark-to-market gains of $32.5 million related to certain investments. This was partially offset by a decline in our share of the net earnings of our Jefferies Finance joint venture due to difficult conditions in the leveraged finance market in the current year period.
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
Three Months Ended May 31, 2022
•Total equities net revenues were $254.8 million for the three months ended May 31, 2022, slightly higher than the $242.9 million recorded for the prior year comparable quarter. This quarter’s revenues benefited from record high commissions as our client franchise continues to grow, partially offset by a challenging trading environment, as our results were impacted by market volatility and global instability.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Results in our U.S. cash equities business reflected higher trading revenues, compared to mark-to-market losses from SPAC-related activity in the prior year comparable quarter. Our electronic trading and prime brokerage businesses had record quarters, reflecting increased client trading volumes driving strong commission revenues and continued growth and momentum in our outsourced trading business. The increase in our global equities net revenues is also reflective of losses on certain block positions in the prior year comparable quarter that were not repeated in the current year quarter.
•The increase in our equities net revenues was offset by lower revenues in our global convertibles and equity derivatives businesses primarily driven by a challenging market environment as uncertainty around persistent inflation, rising interest rates and global unrest from the Russian war on Ukraine impacted trading activity.
Six Months Ended May 31, 2022
•Total equities net revenues were $531.9 million for the six months ended May 31, 2022, compared with $774.0 million for the prior year comparable period, as our results were impacted by challenging market conditions for equity trading as a result of the market volatility and global instability, as well as significantly reduced SPAC-related activity, partially offset by market share gains and ongoing momentum in our client franchise. This compares to all-time record results in predominately all our equities businesses and across each of our regions during the six months ended May 31, 2021.
•Results in our global cash equities business were lower across regions versus results on strong market volumes in the prior year comparable period. The prior year comparable period also benefited from trading opportunities related to SPACs. Our global convertibles business also had lower revenues primarily driven by weaker equity markets and widening credit spreads compared to a strong issuance market in the prior year comparable period and our equity derivatives business results declined as a difficult and challenging trading environment put pressure on trading activity during the current year period.
•The lower results were offset by record six months results in our electronic trading and prime brokerage businesses, reflecting increased client trading volumes driving strong commission revenues and continued growth and momentum in our outsourced trading business.
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
Three Months Ended May 31, 2022
•Fixed income net revenues totaled $161.5 million for the three months ended May 31, 2022, a decrease of 37.2% from net revenues of $257.2 million for the three months ended May 31, 2021, reflecting lower trading volumes, negatively impacted by widening credit spreads and rising interest rates, in addition to unrealized mark-to-market losses on certain mortgage inventory positions. The prior year comparable quarter results were reflective of particularly strong client activity and robust trading activity.
•Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and geopolitical uncertainty, leading to mark-to-market losses on these products and a significant decline in demand for securitized products. The lower revenues in our global rates businesses were due to increased interest rates and the escalation of the Russian war on the Ukraine driving difficult trading conditions during the current year quarter. Results across most of our credit franchise businesses were lower on a slowdown in trading opportunities, as results in the prior year comparable quarter reflected higher revenues across regions and products, due to increased client trading activity.
•The lower results were partially offset by higher revenues in our emerging markets business due to an increase in trading opportunities, as increased volatility due to geopolitical concerns drove an increase in trading volumes during the current year quarter.
Six Months Ended May 31, 2022
•Fixed income net revenues totaled $364.3 million for the six months ended May 31, 2022, a decrease of 41.3% from net revenues of $620.6 million for the six months ended May 31, 2021, primarily due to reduced client activity across most products and regions and mark-to-market losses on certain mortgage inventory positions, as increased inflation and interest rate concerns and a slowdown in securitization activity resulted in fewer trading opportunities. The prior year comparable period results were reflective of particularly strong client activity and robust trading activity.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•Results in certain U.S. securitized markets group products were significantly impacted by high levels of volatility, widening spreads and geopolitical uncertainty, leading to mark-to-market losses on these products and a significant decline in demand for securitized products. Results across most of our credit franchise business were lower on a slowdown in trading opportunities, as results in the prior year comparable period reflected robust revenues across regions and products, due to increased client trading activity. Additionally, trading conditions were difficult for municipal securities as compared to strong results in the prior year comparable period.
•The lower results were partially offset by higher revenues in our emerging markets business, primarily in the second half of the current year period, as increased volatility due to geopolitical concerns drove an increase in trading volumes.
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
Three Months Ended May 31, 2022
•Our other net revenues were a loss of $4.9 million for the three months ended May 31, 2022, a decrease of $20.5 million compared with net revenues of $15.6 million for the three months ended May 31, 2021.
Six Months Ended May 31, 2022
•Our other net revenues were a loss of $6.1 million for the six months ended May 31, 2022, a decrease of $28.1 million compared with net revenues of $22.0 million for the six months ended May 31, 2021.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes the results of our Asset Management businesses by asset class (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2022	2021		2022	2021
Asset management fees:
Equities	$695	$624	11.4%	$5,985	$5,623	6.4%
Multi-asset	2,605	1,691	54.1%	9,884	3,605	174.2%
Total asset management fees	3,300	2,315	42.5%	15,869	9,228	72.0%
Revenue from strategic affiliates (1)	10,816	12,252	(11.7)%	42,749	42,722	0.1%
Total asset management fees and revenues	14,116	14,567	(3.1)%	58,618	51,950	12.8%
Investment return	30,637	41,241	(25.7)%	60,167	184,777	(67.4)%
Allocated net interest	(13,606)	(11,439)	18.9%	(27,682)	(21,838)	26.8%
Total Asset Management	$31,147	$44,369	(29.8)%	$91,103	$214,889	(57.6)%
(1)    These amounts include our share of fees received by affiliated asset management companies with which we have revenue and profit share arrangements, as well as earnings on our ownership interest in affiliated asset managers.
Three Months Ended May 31, 2022
•Total asset management fees and revenues in the three months ended May 31, 2022 were $14.1 million, compared with $14.6 million in the prior year comparable quarter. The slight decrease was due to higher asset management fees on funds managed by us, offset by a decrease in performance and similar fees and revenues earned through our strategic affiliates.
•Our investment return in the three months ended May 31, 2022 was $30.6 million, compared with $41.2 million in the prior year comparable quarter, as our strategies were impacted by a difficult environment for most long/short equity funds and energy funds, partially offset by higher revenues in certain multi-strategy funds. Results in the current year quarter also include allocated net interest expenses of $13.6 million, compared with $11.4 million in the prior year comparable quarter.
Six Months Ended May 31, 2022
•Total asset management fees and revenues in the six months ended May 31, 2022 were $58.6 million, compared with $52.0 million in the prior year comparable period, primarily due to higher asset management fees on funds managed by us.
•Our investment return in the six months ended May 31, 2022 was $60.2 million, compared with $184.8 million in the prior year comparable period, as our strategies were significantly impacted by a difficult environment for long/short equity funds, multi-strategy funds and credit funds and lower performance by strategies that had very strong returns during the prior year comparable period. Results were partially offset by fair value increases for the period on certain investments transferred to us from Jefferies. Results in the current year period also include allocated net interest expenses of $27.7 million, compared with $21.8 million in the prior year comparable period.
Assets under Management
We and our affiliated asset managers have aggregate net asset values or net asset value equivalent assets under management of approximately $28.0 billion and $14.3 billion at May 31, 2022 and November 30, 2021, respectively. Net asset values or net asset value equivalent assets under management are comprised of the fair value of the net assets of a fund or the net capital invested in a separately managed account. These include the following:
•Net asset values of investments made by us or by Jefferies in funds or separately managed accounts were $2.5 billion at May 31, 2022 and $2.6 billion at November 30, 2021. We invest in certain strategies using our own capital often before opening a strategy to outside capital. The net asset values include our capital of $1.7 billion at May 31, 2022 and $1.6 billion at November 30, 2021 plus amounts financed of $0.8 billion at May 31, 2022 and $1.0 billion at November 30, 2021. Revenues related to the investments made by us are presented in Investment return within the results of our asset management businesses.

JEFFERIES GROUP LLC AND SUBSIDIARIES
•The assets under management by affiliated asset managers with whom we have an ongoing profit or revenue sharing arrangement were $24.2 billion at May 31, 2022 and $10.9 billion at November 30, 2021, primarily reflecting increases from the transfer of investments from Jefferies to us on December 1, 2021 (see Note 1, Organization and Basis of Presentation for further details). Revenues from our share of fees received by affiliated asset managers are presented in Revenue from strategic affiliates within the results of our asset management businesses.
•Third-party investments actively managed by our wholly-owned managers were $1.3 billion at May 31, 2022 and $0.8 billion at November 30, 2021. We earn asset management fees as a result of the third-party investments, which are presented in Asset management fees and revenues within the results of our asset management businesses.
The tables below include only third-party assets under management by us, excluding those of our affiliated asset managers.
Period-end assets under management by predominant asset class were as follows (in millions):

	May 31, 2022	November 30, 2021
Assets under management:
Equities	$417	$349
Multi-asset	852	482
Total	$1,269	$831
Change in assets under management were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2022	2021	2022	2021
Asset under management:
Balance, beginning of period	$992	$773	$831	$654
Net cash flows in	274	4	432	101
Net market appreciation (depreciation)	3	(9)	6	13
Balance, end of period	$1,269	$768	$1,269	$768
The change in assets under management during the three and six months ended May 31, 2022 is primarily due to new subscriptions and investments from third-parties. The change in assets under management during the three months ended May 31, 2021 is primarily due to redemptions from certain funds that were in the process of being liquidated and market depreciation, partially offset by new subscriptions and investments from third-parties. The change in assets under management during the six months ended May 31, 2021 is primarily due to the transfer of third-party net assets from Jefferies to us, new subscriptions and investments from third-parties, partially offset by redemptions from certain funds that are in the process of being liquidated.
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

	May 31, 2022	November 30, 2021
Jefferies Group LLC; as manager:
Fund investments (1)	$213,297	$221,359
Separately managed accounts (2)	224,665	251,665
Total	$437,962	$473,024

Strategic affiliates; as asset manager:
Fund investments (1)	$1,085,006	$825,503
Separately managed accounts (2)	231,659	307,723
Investments in asset managers (3)	216,143	—
Total	$1,532,808	$1,133,226

Total asset management investments	$1,970,770	$1,606,250
(1)Due to the level or nature of an investment in a fund, we may consolidate that fund; and accordingly, the assets and liabilities of the fund are included in the representative line items in our consolidated financial statements. At May 31, 2022 and November 30, 2021, $52.5 million and $76.5 million, respectively, represent net investments in funds that have been consolidated in our financial statements.
(2)Where we have investments in a separately managed account, the assets and liabilities of such account are presented in our consolidated financial statements within each respective line item.
(3)On December 1, 2021, Jefferies transferred certain investments to us. See Note 1, Organization and Basis of Presentation for further details.
Non-interest Expenses
Non-interest expenses were as follows (dollars in thousands):

	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2022	2021		2022	2021
Compensation and benefits	$533,676	$789,836	(32.4)%	$1,277,888	$1,909,730	(33.1)%
Non-compensation expenses:
Floor brokerage and clearing fees	94,016	76,617	22.7%	177,977	153,197	16.2%
Underwriting costs	13,191	33,031	(60.1)%	21,319	69,167	(69.2)%
Technology and communications	123,765	107,962	14.6%	243,587	212,303	14.7%
Occupancy and equipment rental	30,639	32,839	(6.7)%	61,544	60,829	1.2%
Business development	44,885	27,023	66.1%	72,256	45,004	60.6%
Professional services	52,192	59,780	(12.7)%	103,310	104,068	(0.7)%
Other	48,125	61,031	(21.1)%	87,488	92,017	(4.9)%
Total non-compensation expenses	406,813	398,283	2.1%	767,481	736,585	4.2%
Total non-interest expenses	$940,489	$1,188,119	(20.8)%	$2,045,369	$2,646,315	(22.7)%
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
•Compensation and benefits expense was $533.7 million and $1.28 billion for the three and six months ended May 31, 2022, respectively, compared with $789.8 million and $1.91 billion for the three and six months ended May 31, 2021, respectively, consistent with the decrease in our net revenues. A significant portion of our compensation expense is highly variable with net revenues.
•Compensation and benefits expense as a percentage of Net revenues was 47.2% and 47.8% for the three and six months ended May 31, 2022, respectively, compared with 48.8% and 51.0% for the three and six months ended May 31, 2021, respectively, and 47.9% for the year ended November 30, 2021.
•Compensation expense related to the amortization of share- and cash-based awards amounted to $40.6 million and $79.8 million for the three and six months ended May 31, 2022, respectively, compared with $53.7 million and $95.8 million for the three and six months ended May 31, 2021, respectively.
•Employee headcount was 4,825 at May 31, 2022, an increase of 704 employees from our headcount of 4,121 at May 31, 2021. Our headcount increased across all regions, primarily as a result of growth in our investment banking business, including the addition of approximately 200 employees as a result of the transfer of Foursight from Jefferies to us. The increase was also due to additions in technology and other corporate services staff to support our increased growth and other strategic priorities.
•Refer to Note 13, Compensation Plans, in our consolidated financial statements included in this Quarterly Report on Form 10-Q, for further details on compensation and benefits.
Non-Compensation Expenses
Three Months Ended May 31, 2022
•Non-compensation expenses were $406.8 million for the three months ended May 31, 2022, an increase of $8.5 million, or 2.1%, compared with $398.3 million in the three months ended May 31, 2021.
•The increase was primarily due to higher Business development expenses as business travel, conferences and other events increased from the prior year comparable quarter which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with record high equity commission revenues and higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year quarter included expenses related to the operations of Foursight and our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable quarter, which included bad debt expense related to our prime brokerage business. The increase was partially offset by lower Underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.
•Non-compensation expenses as a percentage of Net revenues was 36.0% and 24.6% for the three months ended May 31, 2022 and 2021, respectively.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Six Months Ended May 31, 2022
•Non-compensation expenses were $767.5 million for the six months ended May 31, 2022, an increase of $30.9 million, or 4.2%, compared with $736.6 million in the six months ended May 31, 2021.
•The increase was primarily due to higher Business development expenses as business travel, conferences and other events increased from the prior year comparable period which was substantially curtailed due to COVID-19, higher Floor brokerage and clearing fees, commensurate with strong equity commission revenues and higher Technology and communication expenses related to the development of various trading and management systems and increased market data costs. Other expenses in the current year period included expenses related to the operations of Foursight and our charitable donations of $13.5 million from our Ukrainian Doing Good Global Trading Day as compared to the prior year comparable period, which included bad debt expenses related to our prime brokerage business and our charitable donations of $7.7 million. This increase was partially offset by lower Underwriting costs due to a decrease in the volume of equity and debt underwriting transactions.
•Non-compensation expenses as a percentage of Net revenues was 28.7% and 19.7% for the six months ended May 31, 2022 and 2021, respectively.
Income Taxes
•For the three and six months ended May 31, 2022, the provision for income taxes was $47.2 million and $142.9 million, respectively, equating to an effective tax rate of 25.0% and 22.8%, respectively. For the three and six months ended May 31, 2021, the provision for income taxes was $110.8 million and $288.2 million, respectively, equating to an effective tax rate of 25.8% and 26.2%, respectively.
•The decrease in the effective tax rate for the three months ended May 31, 2022, as compared to the prior year comparable quarter, is primarily due to an increase in foreign tax credits expected to be utilized in the current year, as a result of a shift in the geographical mix of earnings in our foreign jurisdictions.
•The decrease in the effective tax rate for the six months ended May 31, 2022, as compared to the prior year comparable period, is primarily due to the recognition of excess tax benefits on restricted stock units distributed in the first quarter of the current year.
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
Goodwill
At May 31, 2022, Goodwill recorded in our Consolidated Statement of Financial Condition is $1.64 billion (3.1% of total assets). The nature and accounting for goodwill is discussed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2021 and Note 9, Goodwill and Intangible Assets, in our consolidated financial statements included in this Quarterly Report on Form 10-Q. Goodwill must be allocated to reporting units and tested for impairment at least annually, or when circumstances or events make it more likely than not that an impairment occurred. Goodwill is tested by comparing the estimated fair value of each reporting unit with its carrying value. Our annual goodwill impairment testing date is August 1, which did not indicate any goodwill impairment in any of our reporting units at August 1, 2021.

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
The carrying values of goodwill by reporting unit at May 31, 2022 are as follows: $564.0 million in Investment Banking, $160.1 million in Equities and Wealth Management, and $915.9 million in Fixed Income.
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
The following table provides detail on selected balance sheet items (dollars in millions):

	May 31, 2022	November 30, 2021	% Change
Total assets	$53,156.3	$54,768.9	(2.9)%

Cash and cash equivalents	6,955.0	8,813.6	(21.1)%
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations	962.6	1,015.1	(5.2)%

Financial instruments owned	19,950.9	19,336.2	3.2%
Financial instruments sold, not yet purchased	13,614.5	11,690.8	16.5%
Total Level 3 assets	640.8	336.6	90.4%

Securities borrowed	$6,312.3	$6,409.4	(1.5)%
Securities purchased under agreements to resell	4,745.0	7,642.5	(37.9)%
Total securities borrowed and securities purchased under agreements to resell	$11,057.3	$14,051.9	(21.3)%

Securities loaned	$1,876.4	$1,525.7	23.0%
Securities sold under agreements to repurchase	8,163.9	8,446.1	(3.3)%
Total securities loaned and securities sold under agreements to repurchase	$10,040.3	$9,971.8	0.7%

JEFFERIES GROUP LLC AND SUBSIDIARIES
Total assets at May 31, 2022 and November 30, 2021 were $53.16 billion and $54.77 billion, respectively, a decrease of 2.9%. During the three and six months ended May 31, 2022, average total assets were approximately 17.1% and 16.4% higher, respectively, than total assets at May 31, 2022.
Our total Financial instruments owned inventory was $19.95 billion at May 31, 2022, an increase of 3.2%, from $19.34 billion at November 30, 2021. During the six months ended May 31, 2022, our total Financial instruments owned inventory increased primarily due to increases in corporate equity securities, sovereign obligations and investments, partially offset by decreases in corporate debt securities, government and federal agency securities and loans. Financial instruments sold, not yet purchased inventory was $13.61 billion at May 31, 2022, an increase of 16.5% from $11.69 billion at November 30, 2021, with the increase primarily driven by increases in government and federal agency securities and sovereign obligations. Our overall net inventory position was $6.34 billion and $7.65 billion at May 31, 2022 and November 30, 2021, respectively, with the decrease primarily due to decreases in government and federal agency securities, corporate debt securities and loans, partially offset by increases in corporate equity securities and investments.
Our Level 3 Financial instruments owned as a percentage of total Financial instruments owned increased to 3.2% at May 31, 2022 from 1.7% at November 30, 2021. The increase in Level 3 financial instruments owned of $304.3 million is primarily related to investments that were transferred to us from Jefferies on December 1, 2021, which had a fair value of $251.4 million at May 31, 2022. Approximately 59.5% of the transferred investments are classified as Level 3 financial instruments and are part of our asset management alternative investing activities. The remaining 40.5% of transferred investments pertain to investment banking and our other business and do not reflect an increase in our fixed income and equities capital markets trading inventory.
See Note 1, Organization and Basis of Presentation, and Note 3, Fair Value Disclosures, for further details.
Securities financing assets and liabilities include financing for our financial instruments trading activity, matched book transactions and mortgage finance transactions. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The aggregate outstanding balance of our securities financing assets and liabilities increase or decrease from period to period depending on fluctuations in the level of our client activity and the level of our own trading activity. Our average month end balances of total reverse repos and stock borrows during the three and six months ended May 31, 2022 were 53.7% and 52.0% higher, respectively, than the May 31, 2022 balance. Our average month end balances of total repos and stock loans during the three and six months ended May 31, 2022 were 38.3% and 44.3% higher, respectively, than the May 31, 2022 balance.
The following table presents our period end balance, average balance and maximum balance at any month end within the periods presented for Securities purchased under agreements to resell and Securities sold under agreements to repurchase (dollars in millions):

	Six Months Ended May 31, 2022	Year Ended November 30, 2021
Securities Purchased Under Agreements to Resell:
Period end	$4,745	$7,642
Month end average	8,031	9,425
Maximum month end	10,428	12,321
Securities Sold Under Agreements to Repurchase:
Period end	$8,164	$8,446
Month end average	12,523	11,515
Maximum month end	17,417	19,207
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Leverage Ratios
The following table presents total assets, total equity, total Jefferies Group LLC member’s equity and tangible Jefferies Group LLC member’s equity with the resulting leverage ratios (dollars in thousands):

	May 31, 2022	November 30, 2021
Total assets	$53,156,330	$54,768,900

Total equity	$7,857,843	$7,078,608

Total Jefferies Group LLC member’s equity	$7,838,165	$7,067,484
Deduct: Goodwill and intangible assets	(1,780,100)	(1,791,500)
Tangible Jefferies Group LLC member’s equity	$6,058,065	$5,275,984

Leverage ratio (1)	6.8	7.7

Tangible gross leverage ratio (2)	8.5	10.0
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
To ensure that we do not need to liquidate inventory in the event of a funding stress, we seek to maintain surplus cash capital. Our total long-term capital of $14.74 billion at May 31, 2022 exceeded our cash capital requirements.
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
Based on the sources and uses of liquidity calculated under the MLO scenarios, we determine, based on a calculated surplus or deficit, additional long-term funding that may be needed versus funding through the repurchase financing market and consider any adjustments that may be necessary to our inventory balances and cash holdings. At May 31, 2022, we had sufficient excess liquidity to meet all contingent cash outflows detailed in the MLO. We regularly refine our model to reflect changes in market or economic conditions and our business mix.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Sources of Liquidity
The following are financial instruments that are cash and cash equivalents or are deemed by management to be generally readily convertible into cash, marginable or accessible for liquidity purposes within a relatively short period of time (dollars in thousands):

	May 31, 2022	Average Balance Three Months Ended May 31, 2022 (1)	November 30, 2021
Cash and cash equivalents:
Cash in banks	$1,892,165	$3,109,169	$1,888,693
Money market investments (2)	5,062,866	3,472,943	6,924,871
Total cash and cash equivalents	6,955,031	6,582,112	8,813,564
Other sources of liquidity:
Debt securities owned and securities purchased under agreements to resell (3)	1,224,647	1,130,110	1,621,118
Other (4)	482,155	460,682	311,641
Total other sources	1,706,802	1,590,792	1,932,759
Total cash and cash equivalents and other liquidity sources	$8,661,833	$8,172,904	$10,746,323
Total cash and cash equivalents and other liquidity sources as % of Total assets	16.3%		19.6%
Total cash and cash equivalents and other liquidity sources as % of Total assets less goodwill and intangible assets	16.9%		20.3%
(1)Average balances are calculated based on weekly balances.
(2)At May 31, 2022 and November 30, 2021, $5.05 billion and $6.91 billion, respectively, was invested in U.S. government money funds that invest at least 99.5% of its total assets in cash, securities issued by the U.S. government and U.S. government-sponsored entities and repurchase agreements that are fully collateralized by cash or government securities. The remaining $14.9 million at both May 31, 2022 and November 30, 2021 are invested in AAA rated prime money funds. The average balance of U.S. government money funds for the three months ended May 31, 2022 was $3.46 billion.
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
In addition to the cash balances and liquidity pool presented above, the majority of financial instruments (both long and short) in our trading accounts are actively traded and readily marketable. At May 31, 2022, we had the ability to readily obtain repurchase financing for 69.4% of our inventory at haircuts of 10% or less, which reflects the liquidity of our inventory. In addition, as a matter of our policy, all of these assets have internal capital assessed, which is in addition to the funding haircuts provided in the securities finance markets. Additionally, certain of our Financial instruments owned, primarily consisting of bank loans, consumer loans and investments are predominantly funded by long term capital. Under our cash capital policy, we model capital allocation levels that are more stringent than the haircuts used in the market for secured funding; and we maintain surplus capital at these more stringent levels. We continually assess the liquidity of our inventory based on the level at which we could obtain financing in the marketplace for a given asset. Assets are considered to be liquid if financing can be obtained in the repurchase market or the securities lending market at collateral haircut levels of 10% or less.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The following summarizes our financial instruments by asset class that we consider to be of a liquid nature and the amount of such assets that have not been pledged as collateral at May 31, 2022 and November 30, 2021 (in thousands):

	May 31, 2022		November 30, 2021
	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)	Liquid Financial Instruments	Unencumbered Liquid Financial Instruments (2)
Corporate equity securities	$3,742,063	$597,519	$2,635,956	$347,157
Corporate debt securities	2,500,699	63,405	2,943,135	31,935
U.S. government, agency and municipal securities	3,195,649	143,131	3,610,885	109,325
Other sovereign obligations	1,896,902	1,045,675	1,528,100	1,463,968
Agency mortgage-backed securities (1)	2,350,027	—	1,487,165	—
Loans and other receivables	157,033	—	132,989	—
Total	$13,842,373	$1,849,730	$12,338,230	$1,952,385
(1)Consists solely of agency mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”).
(2)Unencumbered liquid balances represent assets that can be sold or used as collateral for a loan, but have not been.
Average liquid financial instruments were $16.59 billion and $16.77 billion for the three and six months ended May 31, 2022, respectively, and $15.91 billion and $16.23 billion for the three and twelve months ended November 30, 2021, respectively. Average unencumbered liquid financial instruments were $1.66 billion and $1.85 billion, respectively, for the three and six months ended May 31, 2022, and $1.97 billion and $1.79 billion for the three and twelve months ended November 30, 2021, respectively.
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
Secured Financing
We rely principally on readily available secured funding to finance our inventory of financial instruments. Our ability to support increases in total assets is largely a function of our ability to obtain short and intermediate-term secured funding, primarily through securities financing transactions. We finance a portion of our long inventory and cover some of our short inventory by pledging and borrowing securities in the form of repurchase or reverse repurchase agreements (collectively “repos”), respectively. At May 31, 2022, approximately 65.0% of our cash and noncash repurchase financing activities use collateral that is considered eligible collateral by central clearing corporations. During the six months ended May 31, 2022, an average of approximately 74.2% of our cash and noncash repurchase financing activities used collateral that was considered eligible collateral by central clearing corporations. Central clearing corporations are situated between participating members who borrow cash and lend securities (or vice versa); accordingly, repo participants contract with the central clearing corporation and not one another individually. Therefore, counterparty credit risk is borne by the central clearing corporation which mitigates the risk through initial margin demands and variation margin calls from repo participants. The comparatively large proportion of our total repo activity that is eligible for central clearing reflects the high quality and liquid composition of the inventory we carry in our trading books. For those asset classes not eligible for central clearing house financing, we seek to execute our bi-lateral financings on an extended term basis and the tenor of our repurchase and reverse repurchase agreements generally exceeds the expected holding period of the assets we are financing. The weighted average maturity of cash and noncash repurchase agreements for non-clearing corporation eligible funded inventory is approximately seven months at May 31, 2022.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Our ability to finance our inventory via central clearinghouses and bi-lateral arrangements is augmented by our ability to draw bank loans on an uncommitted basis under our various banking arrangements. At May 31, 2022, short-term borrowings, which must be repaid within one year or less totaled $354.2 million and include bank loans and overdrafts of $2.4 million, borrowings under revolving credit facilities of $345.0 million and floating rate puttable notes of $6.8 million. Interest under the bank lines is generally at a spread over the federal funds rate. Letters of credit are used in the normal course of business mostly to satisfy various collateral requirements in favor of exchanges in lieu of depositing cash or securities. Average daily short-term borrowings outstanding were $414.9 million and $403.8 million for the three and six months ended May 31, 2022, respectively.
Our borrowings under credit facilities contain certain covenants that, among other things, require us to maintain a specified level of tangible net worth, require a minimum regulatory net capital requirement for our U.S. broker-dealer, Jefferies LLC, and impose certain restrictions on the future indebtedness of certain of our subsidiaries that are borrowers. Interest is based on rates at spreads over the federal funds rate or other adjusted rates, as defined in the various credit agreements, or at a rate as agreed between the bank and us in reference to the bank’s cost of funding. At May 31, 2022, we were in compliance with all covenants under these credit facilities.
For additional details on our short-term borrowings, refer to Note 10, Short-Term Borrowings, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
In addition to the above financing arrangements, we issue notes backed by eligible collateral under master repurchase agreements, which provides an additional financing source for our inventory (our “repurchase agreement financing program”). We also issue notes through SPEs collateralized by auto loans. The notes issued under these programs are presented within Other secured financings in our Consolidated Statements of Financial Condition. At May 31, 2022, the outstanding notes totaled $2.66 billion, bear interest at spreads over the London Interbank Offered Rate (“LIBOR”) rates or as stated in agreements and have maturities ranging from June 2022 to August 2029.
For additional details on these programs, refer to Note 7, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Total Long-Term Capital
At May 31, 2022 and November 30, 2021, we had total long-term capital of $14.74 billion and $14.38 billion, respectively, resulting in a long-term debt to equity capital ratio of 0.88:1 and 1.03:1, respectively. See “Equity Capital” herein for further information on our change in total equity. Our total long-term capital base at May 31, 2022 and November 30, 2021 was as follows (in thousands):

	May 31, 2022	November 30, 2021
Unsecured Long-Term Debt (1)	$6,885,919	$7,303,866
Total Equity	7,857,843	7,078,608
Total Long-Term Capital	$14,743,762	$14,382,474
(1)The amounts at May 31, 2022 and November 30, 2021 exclude our secured long-term debt and our $11.4 million of structured notes as these notes mature on June 10, 2022. The amount at May 31, 2022 also excludes an additional $7.5 million of our structured notes that mature within one year.
Long-Term Debt
During the six months ended May 31, 2022, long-term debt decreased by $213.0 million to $7.83 billion at May 31, 2022, as presented in our Consolidated Statements of Financial Condition, primarily due to fair value changes in our structured notes and gains on certain of our senior notes associated with interest rate swaps based on their designation as fair value hedges, partially offset by structured notes issuances, net of retirements, of approximately $170.5 million and $115.1 million of net issuances related to our secured credit facilities. At May 31, 2022, all of our structured notes contain various interest rate payment terms and are accounted for at fair value, with changes in fair value resulting from a change in the instrument-specific credit risk presented in other comprehensive income and changes in fair value resulting from non-credit components recognized in Principal transactions revenues. The fair value of all of our structured notes at May 31, 2022 was $1.62 billion.

JEFFERIES GROUP LLC AND SUBSIDIARIES
At May 31, 2022, our borrowings under several credit facilities classified within Long-term debt in our Consolidated Statement of Financial Condition amounted to $1.17 billion. Interest on these credit facilities is based on adjusted LIBOR rates or other adjusted rates, as defined in the various credit agreements. The credit facility agreements contain certain covenants that, among other things, require us to maintain specified levels of tangible net worth and liquidity amounts, and impose certain restrictions on future indebtedness of and require specified levels of regulated capital and cash reserves for certain of our subsidiaries. At May 31, 2022, we were in compliance with all covenants under theses credit facilities.
In addition, one of our subsidiaries has a Loan and Security Agreement with a bank for a term loan (“Secured Bank Loan”). At May 31, 2022, borrowings under the Secured Bank Loan amounted to $100.0 million and are also classified within Long-term debt in our Consolidated Statement of Financial Condition. The Secured Bank Loan matures on September 13, 2024 and is collateralized by certain trading securities with an interest rate of 1.25% plus LIBOR. The agreement contains certain covenants that, among other things, restricts lien or encumbrance upon any of the pledged collateral. At May 31, 2022, we were in compliance with all covenants under the Secured Bank Loan.
At May 31, 2022, our unsecured long-term debt has a weighted average maturity of approximately 10.2 years.
For further information, see Note 11, Long-Term Debt, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our long-term debt ratings at May 31, 2022 are as follows:

	Rating	Outlook
Moody’s Investors Service	Baa2	Stable
Standard and Poor’s	BBB	Stable
Fitch Ratings (1)	BBB	Positive
(1)On January 24, 2022, Fitch Ratings affirmed our rating of BBB and revised our rating outlook from stable to positive.
At May 31, 2022, the long-term ratings on our principal subsidiaries, Jefferies LLC, Jefferies International Limited (a U.K. broker-dealer) and Jefferies GmbH are as follows:

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
In connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. At May 31, 2022, the amount of additional collateral that could be called by counterparties, exchanges and clearing organizations under the terms of such agreements in the event of a downgrade of our long-term credit rating below investment grade was $75.7 million. For certain foreign clearing organizations, credit rating is only one of several factors employed in determining collateral that could be called. The above represents management’s best estimate for additional collateral to be called in the event of a credit rating downgrade. The impact of additional collateral requirements is considered in our Contingency Funding Plan and calculation of MLO, as described above.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Equity Capital
As compared to November 30, 2021, the $770.7 million increase to total Jefferies Group LLC member’s equity at May 31, 2022 is primarily attributed to the capital contribution from Jefferies in connection with Jefferies’ transfer to us of certain loans, certain investments in securities and limited partnerships and the investment in Foursight. Additionally, total Jefferies Group LLC’s member’s equity increased due to Net earnings attributable to Jefferies Group LLC of $481.4 million for the six months ended May 31, 2022. These increases were partially offset by net distributions to Jefferies.
During the six months ended May 31, 2022, we paid distributions of $363.8 million to Jefferies, based on our results for the six months ended February 28, 2022. At May 31, 2022, we have accrued a distribution payable of $70.0 million, based on our results for the three months ended May 31, 2022. For further information on the contribution from Jefferies, see “Consolidated Results of Operations—Transfer of Investments from Jefferies” herein.
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
At May 31, 2022, Jefferies LLC and JFSI’s net capital and excess net capital were as follows (in thousands):

	Net Capital	Excess Net Capital
Jefferies LLC	$1,880,057	$1,772,937
JFSI	344,410	324,410
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Developments
In February 2022, military conflict escalated between Russia and Ukraine. Following Russia’s invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. We do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia. On February 24, 2022, the Central Bank of Russia suspended all trading on the Moscow Exchange. Additionally, all foreign clients are banned from selling securities. As a result, we have trades to buy and sell securities that were executed prior to the suspension of trading that are currently unable to be settled. While limited trading for certain securities resumed as of March 21, 2022, there is no timeline as to when the exchange will be fully operational and the settlement of all open trades may occur. We continue to monitor the status of trading and the credit risk of our counterparties on the unsettled trades. We believe that any loss we might incur will be immaterial.
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
We are routinely involved with variable interest entities (“VIEs”) in the normal course of business. At May 31, 2022, we did not have any commitments to purchase assets from these VIEs. For additional information regarding our involvement with VIEs, see Note 6, Securitization Activities, and Note 7, Variable Interest Entities, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Market risk is monitored and managed through a set of key risk metrics such as VaR, stress scenarios, risk sensitivities and position exposures. Limits are set on the key risk metrics to monitor and control the risk exposure ensuring that it is in line with our risk appetite. Our risk appetite, including the market risk limits, is periodically reviewed to reflect business strategy and market environment. Through risk reporting, material risk changes, current top/emerging risks, and limit utilizations/breaches are highlighted and escalated as necessary.
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
The table below shows firmwide VaR for each component of market risk by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Firmwide VaR (1)
	VaR at May 31, 2022				VaR at February 28, 2022
		Daily VaR for the Three Months Ended May 31, 2022				Daily VaR for the Three Months Ended February 28, 2022
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.19	$6.05	$8.52	$4.41	$4.73	$5.02	$5.71	$4.17
Equity Prices	8.57	8.73	13.65	6.09	8.38	10.16	15.75	7.39
Currency Rates	0.03	0.05	0.07	0.03	0.04	0.15	0.34	0.03
Commodity Prices	0.48	0.49	0.83	0.29	0.45	0.25	0.56	0.12
Diversification Effect (2)	(5.52)	(3.48)	N/A	N/A	(3.16)	(3.46)	N/A	N/A
Firmwide VaR (3)	$9.75	$11.84	$18.41	$8.37	$10.44	$12.12	$15.04	$9.31
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
The table below shows VaR for our capital markets trading activities, which excludes the impact on VaR for each component of market risk from our asset management activities by interest rate and credit spreads, equity, currency and commodity products using the past 365 days of historical data (in millions):

		Daily Capital Markets VaR (1)
	VaR at May 31, 2022				VaR at February 28, 2022
		Daily VaR for the Three Months Ended May 31, 2022				Daily VaR for the Three Months Ended February 28, 2022
Risk Categories		Average	High	Low		Average	High	Low
Interest Rates and Credit Spreads	$6.16	$5.80	$8.03	$4.46	$4.58	$5.07	$6.07	$4.24
Equity Prices	7.19	9.07	18.71	6.06	6.13	8.45	12.41	6.07
Currency Rates	0.03	0.05	0.07	0.03	0.04	0.13	0.29	0.02
Commodity Prices	—	0.05	0.19	—	0.01	0.03	0.56	—
Diversification Effect (2)	(5.44)	(5.04)	N/A	N/A	(2.28)	(4.25)	N/A	N/A
Capital Markets VaR (3)	$7.94	$9.93	$16.83	$7.81	$8.48	$9.43	$11.55	$7.67
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
Our average daily firmwide VaR decreased to $11.84 million for the three months ended May 31, 2022 from $12.12 million for the three months ended February 28, 2022. The decrease was primarily due to lower equity VAR as a result of a decrease in average equity exposure over the period, partially offset by an increase in interest rate and credit spreads VaR due to elevated rate volatility.
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
For a 95% confidence one day VaR model (i.e., no intra-day trading), assuming current changes in market value are consistent with the historical changes used in the calculation, losses would not be expected to exceed the VaR estimates more than twelve times on an annual basis (i.e., once in every 20 days). During the three months ended May 31, 2022, there were two days when the aggregate net trading loss exceeded the 95% one day VaR.

JEFFERIES GROUP LLC AND SUBSIDIARIES
The chart below shows our daily firmwide VaR and capital markets VaR over the last four quarters. The increase in VaR in early June 2021 was driven by increases in equity exposure. VaR trended lower from June 2021 through most of the fourth quarter of 2021 due to position reductions and as the remaining volatile days from 2020 dropped out of the time series. The uptick in VaR towards the end of 2021 until early January 2022 was driven by increased equity exposure. The drop in VaR from January to the end of February 2022 was driven by exposure reductions in response to market volatility driven by inflation, rate hike expectations and Russia’s invasion of Ukraine. The VaR increase in early March 2022 was driven by an increase in equity exposure, which was subsequently reduced.
Daily Net Trading Revenue
There were 10 days with firmwide trading losses out of a total of 64 trading days in the three months ended May 31, 2022. The histogram below presents the distribution of our actual daily net trading revenue for substantially all of our trading activities for the three months ended May 31, 2022 (in millions):

JEFFERIES GROUP LLC AND SUBSIDIARIES
Other Risk Measures
Sensitivity analysis is viewed as the most appropriate measure of risks for certain positions within financial instruments and therefore such positions are not included in the VaR model. Accordingly, Risk Management has additional procedures in place to assure that the level of potential loss that would arise from market movements are within acceptable levels. Such procedures include performing stress tests and profit and loss analysis. The table below presents the potential reduction in net income associated with a 10% stress of the fair value of the positions that are not included in the VaR model at May 31, 2022 (in thousands):

10% Sensitivity
Investment in funds (1)	$130,500
Private investments	24,494
Corporate debt securities in default	9,543
Trade claims	2,268
(1)Includes investments in hedge funds, fund of funds and private equity funds. For additional details on these investments refer to “Investments at Fair Value” within Note 3, Fair Value Disclosures, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The impact of changes in our own credit spreads on our structured notes for which the fair value option was elected is not included in VaR. The estimated credit spread risk sensitivity for each one basis point widening in our own credit spreads on financial liabilities for which the fair value option was elected was an increase in value of approximately $1.4 million at May 31, 2022, which is included in other comprehensive income.
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
Current counterparty credit exposures at May 31, 2022 and November 30, 2021 are summarized in the tables below and provided by credit quality, region and industry (in millions). Credit exposures presented take netting and collateral into consideration by counterparty and master agreement. Collateral taken into consideration includes both collateral received as cash as well as collateral received in the form of securities or other arrangements. Current exposure is the loss that would be incurred on a particular set of positions in the event of default by the counterparty, assuming no recovery. Current exposure equals the fair value of the positions less collateral. Issuer risk is the credit risk arising from inventory positions (for example, corporate debt securities and secondary bank loans). Issuer risk is included in our country risk exposure tables below.

JEFFERIES GROUP LLC AND SUBSIDIARIES

Counterparty Credit Exposure by Credit Rating
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
AAA Range	$—	$—	$0.4	$0.8	$—	$—	$0.4	$0.8	$5,062.8	$6,924.9	$5,063.2	$6,925.7
AA Range	70.0	60.0	89.0	111.7	12.5	13.0	171.5	184.7	4.4	5.1	175.9	189.8
A Range	0.9	0.4	466.7	530.4	236.0	338.0	703.6	868.8	1,875.3	1,869.4	2,578.9	2,738.2
BBB Range	250.7	250.3	188.2	170.9	58.3	37.2	497.2	458.4	0.5	0.8	497.7	459.2
BB or Lower	40.8	40.0	9.3	11.4	11.5	71.0	61.6	122.4	0.1	0.1	61.7	122.5
Unrated	200.8	164.2	—	—	0.1	—	200.9	164.2	11.9	13.3	212.8	177.5
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9

Counterparty Credit Exposure by Region
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
Asia/Latin America/Other	$15.8	$14.9	$65.3	$63.7	$—	$0.9	$81.1	$79.5	$227.0	$268.1	$308.1	$347.6
Europe	1.4	0.3	232.9	300.8	37.8	66.4	272.1	367.5	58.3	57.0	330.4	424.5
North America	546.0	499.7	455.4	460.7	280.6	391.9	1,282.0	1,352.3	6,669.7	8,488.5	7,951.7	9,840.8
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9

Counterparty Credit Exposure by Industry
	Loans and Lending		Securities and Margin Finance		OTC Derivatives		Total		Cash and Cash Equivalents		Total with Cash and Cash Equivalents
	At		At		At		At		At		At
	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021	May 31, 2022	November 30, 2021
Asset Managers	$—	$—	$—	$—	$—	$—	$—	$—	$5,062.8	$6,924.9	$5,062.8	$6,924.9
Banks, Broker-dealers	251.0	250.7	518.8	602.9	307.7	388.9	1,077.5	1,242.5	1,892.2	1,888.7	2,969.7	3,131.2
Corporates	197.1	158.2	—	—	8.5	68.0	205.6	226.2	—	—	205.6	226.2
As Agent Banks	—	—	181.9	185.2	—	—	181.9	185.2	—	—	181.9	185.2
Other	115.1	106.0	52.9	37.1	2.2	2.3	170.2	145.4	—	—	170.2	145.4
Total	$563.2	$514.9	$753.6	$825.2	$318.4	$459.2	$1,635.2	$1,799.3	$6,955.0	$8,813.6	$8,590.2	$10,612.9
For additional information regarding credit exposure to OTC derivative contracts, refer to Note 4, Derivative Financial Instruments, in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

JEFFERIES GROUP LLC AND SUBSIDIARIES
Country Risk Exposure
Country risk is the risk that events or developments that occur in the general environment of a country or countries due to economic, political, social, regulatory, legal or other factors, will affect the ability of obligors of the country to honor their obligations. We define the country of risk as the country of jurisdiction or domicile of the obligor, and monitor country risk resulting from both trading positions and counterparty exposure, which may not include the offsetting benefit of any financial instruments utilized to manage market risk. The following tables reflect our top exposure at May 31, 2022 and November 30, 2021 to the sovereign governments, corporations and financial institutions in those non-U.S. countries in which we have a net long issuer and counterparty exposure (in millions):

	May 31, 2022
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$153.0	$(73.7)	$(7.8)	$—	$37.4	$197.3	$1.8	$306.2	$308.0
United Kingdom	971.3	(399.2)	(438.1)	1.5	16.8	12.7	31.2	165.0	196.2
Hong Kong	40.4	(42.9)	—	—	1.0	—	149.9	(1.5)	148.4
Germany	428.3	(331.8)	(106.2)	—	67.9	7.5	22.8	65.7	88.5
Italy	886.5	(1,152.2)	342.1	—	—	—	0.9	76.4	77.3
Switzerland	154.6	(120.2)	5.2	—	29.7	2.7	1.4	72.0	73.4
Japan	170.5	(159.1)	0.3	—	23.6	—	23.7	35.3	59.0
Netherlands	424.5	(384.2)	9.8	—	0.3	0.1	0.8	50.5	51.3
Portugal	105.8	(54.5)	(7.2)	—	—	—	—	44.1	44.1
Bermuda	40.2	(3.9)	—	—	—	—	—	36.3	36.3
Total	$3,375.1	$(2,721.7)	$(201.9)	$1.5	$176.7	$220.3	$232.5	$850.0	$1,082.5

	November 30, 2021
	Issuer Risk			Counterparty Risk				Issuer and Counterparty Risk
	Fair Value of Long Debt Securities	Fair Value of Short Debt Securities	Net Derivative Notional Exposure	Loans and Lending	Securities and Margin Finance	OTC Derivatives	Cash and Cash Equivalents	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents
Canada	$196.4	$(94.2)	$1.3	$—	$63.1	$259.5	$1.7	$426.1	$427.8
United Kingdom	570.6	(350.1)	(1.4)	0.3	68.9	24.9	26.7	313.2	339.9
Hong Kong	27.9	(18.3)	(1.8)	—	2.5	—	160.6	10.3	170.9
Japan	247.3	(205.4)	(3.1)	—	18.3	0.1	51.4	57.2	108.6
Spain	191.4	(111.8)	(0.1)	—	25.3	0.3	—	105.1	105.1
Australia	134.1	(78.5)	0.6	—	25.5	—	7.5	81.7	89.2
Netherlands	220.2	(142.0)	0.7	—	3.9	0.1	1.3	82.9	84.2
Switzerland	97.3	(67.6)	3.5	—	40.3	2.5	2.7	76.0	78.7
France	210.7	(201.7)	(59.5)	—	99.6	26.9	—	76.0	76.0
China	458.4	(356.9)	(34.1)	—	—	—	—	67.4	67.4
Total	$2,354.3	$(1,626.5)	$(93.9)	$0.3	$347.4	$314.3	$251.9	$1,295.9	$1,547.8
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

JEFFERIES GROUP LLC AND SUBSIDIARIES
Operational Risk events are mapped to Risk Categories used for the consistent classification of risk data to support root cause and trend analysis, which includes:
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
No change in our internal control over financial reporting occurred during the quarter ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4	Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the Commission upon request.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition as of May 31, 2022 and November 30, 2021; (ii) the Consolidated Statements of Earnings for the three and six months ended May 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity for the three and six months ended May 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the six months ended May 31, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements.
104	Cover page interactive data file pursuant to Rule 406 of Regulation S-T, formatted in iXBRL (included in Exhibit 101)

* Filed herewith.
** Furnished herewith pursuant to item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERIES GROUP LLC (Registrant)

Date:	July 8, 2022	By:	/s/ Matt Larson
Matt Larson Chief Financial Officer (duly authorized officer)